Form 10-K
period 2008-03-31
LOGITECH INTERNATIONAL SA
filed 2008-05-30
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 0-29174

LOGITECH INTERNATIONAL S.A.

(Exact name of registrant as specified in its charter)

Canton of Vaud, Switzerland	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Logitech International S.A.

Apples, Switzerland

c/o Logitech Inc.

6505 Kaiser Drive

Fremont, California 94555

(Address of principal executive offices and zip code)

(510) 795-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Registered Shares par value CHF 0.25 per share	The NASDAQ Global Select Market SWX Swiss Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 28, 2007, the last business day of the registrant’s second fiscal quarter on the NASDAQ Global Select Market, was approximately $5,016,166,429. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant’s shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

As of May 2, 2008, there were 179,458,743 shares of the Registrant’s share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2008.

In this document, unless otherwise indicated, references to the “Company” or “Logitech” are to Logitech International S.A., its consolidated subsidiaries and predecessor entities. Unless otherwise specified, all references to U.S. dollar, dollar or $ are to the United States dollar, the legal currency of the United States of America. All references to CHF are to the Swiss franc, the legal currency of Switzerland.

Logitech, the Logitech logo, and the Logitech products referred to herein are either the trademarks or the registered trademarks of Logitech. All other trademarks are the property of their respective owners.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include statements related to:

•	our business strategy for fiscal year 2009 and beyond for new areas of growth and for building on the Company’s current strengths;

•	our business and product plans for fiscal year 2009 and evolving market trends affecting our products; and

•

the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs for the foreseeable future.

Factors that might affect these forward-looking statements include, among other things:

•	market acceptance for our products;

•	the effect of pricing, product, marketing and other initiatives by our competitors and our reaction to them on our sales, gross margins, operating expenses and profitability;

•	the impact of a failure to successfully innovate in our current and emerging product categories and identify new feature or product opportunities;

•	consumer demand for our products and our ability to accurately forecast such demand;

•	our ability to implement our business strategy;

•	our ability to match production levels with product demand and to successfully coordinate worldwide manufacturing and distribution; and

•	general economic and business conditions.

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions are intended to identify such forward-looking statements. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements are subject to various risks and uncertainties that could cause our actual results to differ materially from expectations. The factors that could cause our actual results to differ are discussed more fully under Item 3 “Key Information — Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Company Overview

Logitech is a world leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices. For the PC, our products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams, and 3D control devices. For digital music devices, our products include speakers and headphones. For gaming consoles, we offer a range of controllers and other accessories. In addition, we offer wireless music solutions for the home, advanced remote controls for home entertainment systems and a PC-based video security solution for a home or small business.

We generate revenues from sales of our personal peripheral products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). Our sales to our retail channels comprise the large majority of our revenues. For the fiscal year ended March 31, 2008, we generated net sales of $2.4 billion, operating income of $286.7 million, net income of $231.0 million, employed approximately 9,400 employees and conducted business in over 100 countries.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in North America, Europe and Asia Pacific. Shares of Logitech International S.A. trade on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SWX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K to the “Company,” “Logitech,” “we,” “our,” and “us” refer to Logitech International S.A. and its consolidated subsidiaries.

Logitech operates in a single industry segment encompassing the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. We have six product-line business units — Control Devices, Internet Communications, Gaming, Audio, Remotes and Streaming Media Systems — which are responsible for product strategy, industrial design and development, and technological innovation. Logitech’s global marketing and sales organization helps the business units define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), Europe-Middle East-Africa, and Asia Pacific. Our OEM sales team is organized as a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers. A summary of our net sales and long-lived assets by geographic region can be found in Note 17 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A Risk Factors, which is incorporated herein by reference.

Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handle approximately half of our total production. We outsource the remaining production to contract manufacturers and original design manufacturers (“ODMs”) located in Asia. Both our in-house and outsourced manufacturing is managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers and of the product supply chain, and the provision of technical support, customer relations and other services.

Industry Overview

Increasingly affordable prices and wider availability of business, consumer, education, and communication applications have created a very large installed base of desktop and notebook personal computers. We believe that market penetration of PCs, Mac computers and other information access devices, already high in developed countries, is likely to increase worldwide.

In addition, continuing growth in processing power and communications bandwidth, the increased accessibility of digital content, and the pervasive access and use of the Internet, create opportunities for new applications, new users and dramatically richer interactions between users and digital information.

These developments create new demands by users who want to take full advantage of the increased processing power, new applications and new technologies in an intuitive, productive, comfortable and convenient manner.

Today’s desktop and notebook PCs and Mac computers have evolved into affordable multimedia appliances or “digital hubs” capable of creating and manipulating vast amounts of graphics, sound and video. Logitech believes the expanded capabilities of PCs and Mac computers and the large installed base present a significant opportunity for companies that provide innovative personal peripheral products for the computer, since basic input devices alone do not fully enable many of the newest applications, or are not as convenient or comfortable as products available in the after-market (that is, the market for peripheral upgrades and add-ons sold separately from the basic PC or Mac computer). We believe the after-market potential for our products grows as consumers demand more function-rich personal peripheral tools, and as the PC or Mac computer plays an increasing role in the new digital lifestyle.

In addition, we believe that trends established in the consumer technology market — such as brand identity, affordability, ease of installation and use as well as visual appeal — have become important aspects of the purchase decision when buying a desktop or notebook PC or Mac computer and personal peripherals.

We also believe that similar industry dynamics and personal peripheral device opportunities exist for non-PC platforms, such as video game consoles, digital music players and home-entertainment systems. As these additional platforms deliver new functionality, increased processing power and growing communications capabilities, we expect demand to increase for add-on, complementary devices connected to these platforms. The product expertise Logitech has developed around the PC extends to these other platforms as well and provides further opportunity for growth and leverage.

Business Strategy

Logitech’s objective is to strengthen our leadership in the growing market for personal peripherals, linking people to the digital world wherever and whenever they need to access digital information for work or play. We serve the installed base of desktop and notebook PCs and Mac computers by offering innovative personal peripherals to address needs for comfort and productivity as well as entertainment and communication. While PCs and Mac computers are being used more and more as a digital hub, other platforms such as game consoles, digital music players and home-entertainment systems are also becoming a rich resource for people to access information, communicate, listen to music and enjoy an expanding offering of interactive games.

To achieve our objective, the key elements of Logitech’s strategy consist of the following:

Product Strategy

To capitalize on the many opportunities in the growing digital marketplace, Logitech’s product strategy focuses on personal peripherals in three digital environments:

•	The Office Environment — Desktop and Notebook Computers

•	The Digital Home Environment — Digital Music Systems, Home-Entertainment Systems, Game Consoles, Video Security Systems

•	The Mobile Environment — Notebook Computers, Digital Music Players, Portable Gaming Systems

The Office Environment

Logitech has successfully broadened our desktop presence by introducing new, more innovative, high-performance PC and Mac computer navigation devices that have gained market acceptance. In addition, we have expanded beyond our traditional role as a provider of pointing devices for the desktop or notebook PC or Mac computer into a leading brand for video imaging products, keyboards, PC audio products and control devices for emerging 3D applications and platforms.

The Digital Home Environment

We see the dramatic increase of digital content available for the home as a significant source of new opportunities for Logitech. We believe that the new digital home — with a broad and evolving selection of digital entertainment and information content available from multiple sources, and the innovation in affordably priced digital-technology equipment — will over time allow us to play a significant role in the consumer experience for a much wider audience.

Our product portfolio includes a line of advanced remote controls for home entertainment, a variety of speaker and headphone products, the Squeezebox network music system that allows people to enjoy digital music in any room of the house, the diNovo Mini keyboard and the WiLife video security solution. These products represent part of our strategy to pursue new opportunities in the digital home environment, positioning Logitech at the convergence of consumer electronics and personal computing in the digital home. Logitech also offers a broad spectrum of products for gamers. We are leveraging our investments in the desktop PC to enhance gaming consoles with our expertise in force and vibration feedback, cordless connectivity, voice input and video input.

The Mobile Environment

As digital information and communication are evolving into the mobile environment, the opportunity exists for Logitech to support an even broader set of platforms. We believe that the growing number of mobile phones, notebook computers and mobile entertainment and communication platforms, such as portable digital music players and gaming devices, will bring additional demand for complementary personal peripherals. Logitech plans to support this need in mobile environments, as we do in the office and home.

Geographic Expansion

We believe that the market penetration for Logitech products is low in developing markets such as Latin America, Eastern Europe, India and China. We are committing resources to capitalize on the growth opportunities in these regions, including securing new channel partners, strengthening relationships with existing partners, expanding our sales force and investing in product and marketing initiatives.

Manufacturing

To effectively respond to rapidly changing demand and to leverage economies of scale, we intend to continue our hybrid model of in-house manufacturing and third-party contract manufacturers to supply our products. Through our high-volume manufacturing operations located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity and greater flexibility in managing product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.

Technological Innovation

To capitalize on market opportunities for personal peripherals, we recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Beyond updating our existing line of personal peripherals, we intend to continue to lead the development of new technologies and to create product innovations, such as those introduced in fiscal year 2008, which include the MX Air Mouse’s Freespace technology, the Wave comfort keyboard design, the Harmony One remote’s color touch screen and intuitive button layout, and the sleek, rechargeable design of the diNovo Mini. Logitech is committed to meeting our customers’ needs for personal peripheral devices and believes that innovation, value and product quality are important elements to gaining market acceptance and strengthening our market position.

Products

Logitech operates in a single industry segment encompassing the design, development, production, marketing and support of personal peripheral products. Most of our products share certain characteristics such as common customers, common sales channels, common company infrastructure requirements and common company resources such as our worldwide management of sales and marketing, supply chain and administration.

Pointing Devices

Mice

Logitech offers many varieties of PC mice, sold through retail, OEM, and system builder channels. Some of our major mice products include:

•	The MX 1000 Laser Cordless Mouse introduced in 2004 — This was the first laser-based optical mouse in the market.

•

The MX Revolution Cordless Laser Mouse introduced in fiscal year 2007 — This mouse includes the MicroGear Precision Scroll Wheel, Logitech SmartShift Technology, One-Touch Search and Document Quick-Flip.

•	The Logitech MX Air Rechargeable Cordless Air Mouse — The MX Air Mouse works on the desk or in the air.

•	The Logitech VX Nano Cordless Laser Mouse for Notebooks — The VX Nano features a Nano-receiver which, when plugged into a laptop, is nearly flush against the notebook.

•	The Logitech V220 Cordless Optical Mouse for Notebooks — The V220 is an ergonomically designed mouse with soft rubber grips and a convenient mini-receiver.

Our mice products also include an expanded line of gaming mice, including the customizable G9, which gives PC gamers the ability to modify the mouse for the best personal fit, feel and performance.

All of Logitech’s premium retail mice are bundled with Logitech SetPoint software, enabling users to program mouse buttons for specific tasks. We also sell both corded and cordless mice designed specifically for OEM customers.

Other Pointing Devices

Some of our other pointing devices include:

•	The Cordless Optical TrackMan trackball — This trackball features a “cruise control” scrolling feature and several programmable buttons.

•	3D input devices such as SpaceNavigator, SpaceExplorer, SpaceTraveler, and SpacePilot.

Keyboards and Desktops

Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations).

Some of our major keyboards and desktops include:

•	The diNovo Edge keyboard — This is our award-winning top-of-the-line rechargeable keyboard.

•	The diNovo Mini keyboard — This is the smallest keyboard on the market today combining thumb typing, Windows Media center remote controls, and a touchpad.

•	The Cordless Desktop Wave — The Wave keyboard features a gradual wave-shaped contour that helps eliminate awkward hand and forearm positions.

•

The Cordless Desktop MX 5500 Revolution — This desktop includes the Bluetooth wireless technology and other features such as an integrated keyboard display and several buttons designed to help people take advantage of key Windows Vista features, such as Flip 3D and Search.

•	The basic Media Keyboard

All premium keyboards offer Logitech’s innovative SetPoint software, which enables one-touch access to a variety of common tasks, including music software, the Internet, and Instant Messenger software.

Notebook Essentials

In addition to our mice, webcams and speakers for notebooks, we also offer notebook stands that raise the notebook monitor to eye level for improved comfort. Our major notebook stands include the Alto Cordless Notebook Stand, the Alto Connect, and the Alto Express. We also added two new categories to our notebook essentials line: notebook cases and USB hubs. Logitech’s notebook cases include the Logitech Kinetik 15.4 Backpack and the Logitech Kinetik 15.4 Briefcase.

Voice and Video Communications

Web Cameras

Logitech’s premium webcam offerings include:

•	The QuickCam Pro 9000

•	QuickCam Pro for Notebooks

Both of these webcams feature lenses designed in an exclusive collaboration with Carl Zeiss. In addition, both webcams use a premium autofocus system and a true 2-megapixel sensor. They also leverage High Quality Video from Skype, video calling functionality offered through our exclusive collaboration with Skype.

Logitech’s major mid-range webcams include:

•	QuickCam Ultra Vision webcam — This webcam features the Logitech RightLight2 Technology to optimize video settings in low and uneven lighting situations.

•	The Logitech QuickCam Communicate Deluxe for PC users

•	The Logitech QuickCam Vision MP for Mac users

Our performance webcams include:

•	The QuickCam Ultra Vision

•	QuickCam Fusion

•	QuickCam Pro 5000

The performance webcams feature glass lenses, auto focus technology, RightSound and RightLight2 Technology, record video at up to 30 frames per second and support the 720p high-definition (HD) video format.

Logitech’s entire family of webcams work with most popular video messaging applications, including Skype, Windows Live Messenger, Yahoo! Messenger and AIM. In October 2007, Skype and Logitech announced a collaboration to deliver a new standard of video calls over the Internet. In addition, our Logitech Video Effects software has become a favorite application for users wishing to record and post video on the Internet.

PC Headsets and VoIP Handsets

We offer headsets, microphones and handsets designed for applications such as PC voice communications, Voice-over Internet Protocol (“VoIP”) applications and online gaming. Some of our major products in this category include the ClearChat Pro USB Headset, the ClearChat Comfort USB Headset, the Logitech Premium Notebook Headset, and the Logitech Cordless Internet Handset.

Video Security Systems

In November 2007, we acquired WiLife, Inc. (“WiLife”), which offers solutions for using a PC and special video cameras to provide remote security monitoring of one’s home or small business. The WiLife solution includes monitoring cameras that use the HomePlug Powerline technology to transfer video over standard electrical wiring. The cameras can record video on a scheduled basis, at all times or when they detect motion. The video is stored locally on a computer and can be played back locally on the PC. For an additional fee, the solution offers an Internet-based service and the ability to monitor the video feeds remotely from a PC and some PDAs or cell phones.

Audio

Speakers and Headphones

Logitech designs and manufactures a wide variety of multimedia speakers including the following:

•	Logitech Z-5500 Digital speakers — These are 5.1-channel multi-platform, 505-watt speakers.

•	The Logitech Z Cinéma Advanced Surround Sound System — This system features SRS TruSurround HD, a unique three-amplifier design, two-way satellite speakers and an eight-inch subwoofer.

•	The Logitech G51 Surround Sound Speaker System — The G51 is a 5.1 speaker system featuring 360-degree surround sound with dual Matrix modes.

•	The Logitech AudioHub Notebook Speaker System — This system has an Integrated USB Hub and features an adjustable one-piece, three-chamber speaker system with an integrated subwoofer.

•

Pure-Fi Anywhere speakers — The Pure-Fi Anywhere speakers include a rechargeable battery, with a battery-life indicator, an improved traveling case, and an advanced remote control with one-touch access to shuffle and repeat for the iPod.

•	FreePulse Wireless headphones — These headphones are designed for use with iPod and other MP3 players.

Streaming Media

Our Streaming Media category includes the Squeezebox Duet network music system, which includes a full-color LCD screen and a compact receiver, the Squeezebox and the Transporter network music player. During fiscal year 2008, Logitech added new music service partners to the SqueezeNetwork, an always-on hosted service that provides access to a large number of Internet radio stations, podcasts, and music services, including Sirius, MP3Tunes, Last.FM and Slacker.

Gaming

PC Game Controllers

Logitech offers a full range of dedicated game controllers for PC gamers including joysticks, steering wheels, gamepads, mice and keyboards, and headsets.

Our most significant gaming products include:

•

Logitech G9 Laser Mouse — The G9 mouse is a fully customizable mouse and includes features such as interchangeable grips, on-the-fly, full-speed USB laser tracking, an onboard-memory profiling system, weight tuning, a custom-color LED and the hyper-fast MicroGear Precision Scroll Wheel.

•	Logitech G15 Gaming Keyboard — The G15 keyboard features a GamePanel LCD screen, a backlighted 160 by 43 pixel screen that provides gaming information.

•	Logitech G25 Racing Wheel — The G25 Racing Wheel includes several advanced features for gamers.

Console Game Controllers and Accessories

We offer gaming products for console platforms such as PlayStation2, PlayStation3, PSP (PlayStation Portable), Xbox, Xbox 360 and Nintendo Wii.

Our major console gaming products include the Vantage headset for PlayStation3, Vantage Wireless headset for PlayStation3, Logitech Cordless Bluetooth Keyboard for PlayStation3, Vantage USB Microphone, Cordless MediaBoard and Cordless Precision Controller. In addition, we also sell USB microphones bundled with several top-selling singing game titles.

Remote Controls

Our current line of Harmony advanced remote controls uses our patented Smart State Technology. Our most significant remotes include:

•	Harmony One remote — This remote features a touch-screen with backlighted buttons positioned in logical zones to make it easy to navigate, even in the dark.

•	Harmony 1000 — This remote features a 3.5-inch QVGA color touch-screen and includes radio frequency (RF) wireless technology.

Competitive Strengths

We believe the key competitive strengths that allow Logitech to be successful and competitive in our product markets include:

•	Our understanding of product definition, technology and industrial design excellence, as demonstrated by the various awards that our product designs continue to receive

•	Our expertise in key engineering disciplines that underlie our products and our continued enhancement of our products through the use of advanced technologies

•	Our continuing to embrace new technologies and standards, with a list of more than 90 industry “firsts” to our name and a patent portfolio of more than 300 patents

•	The Logitech brand name and industrial designs which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value

•	Our volume manufacturing and distribution capabilities which allow us to maintain strong quality process controls and realize significant cost efficiencies

•	Our global presence, capable of drawing upon the strengths of our global resources, global distribution system and geographical revenue mix

•	Our expertise in a broad array of PC peripherals

We believe that we have competed successfully based on these factors. We believe that Logitech’s future lies with our ability to continue to capitalize on these strengths.

Research and Development

We believe that continued investment in product research and development is critical to Logitech’s success. Our international structure provides advantages and synergies to our overall product development efforts. We have development centers in the United States, Switzerland, Ireland, Canada, Germany and Taiwan.

Our research and development expenses for fiscal years 2008, 2007 and 2006 were $124.5 million, $108.3 million and $88.0 million. We expect to continue to devote significant resources to research and development, including wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Europe	$1,117,060	$1,027,852	$887,736
North America	888,529	729,207	617,942
Asia Pacific	364,907	309,510	291,037

Total net sales	$2,370,496	$2,066,569	$1,796,715

Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of our total consolidated net sales in fiscal year 2008 and no single country other than the United States represented more than 10% of our total consolidated net sales. In fiscal years 2008 and 2007, Ingram Micro Inc. accounted for 14% of our net sales. In fiscal year 2006, Ingram Micro Inc. and Tech Data Corporation accounted for 14% and 11% of our net sales. No other customers individually accounted for more than 10% of our net sales during fiscal years 2008, 2007 and 2006.

Marketing

Logitech builds awareness of our products and recognition of our brand through targeted advertising, public relations efforts, distinct packaging of our retail products, in-store promotions and merchandising, a Worldwide Web site and other efforts. We also acquire knowledge of our users through customer feedback and market research, including focus groups, product registrations, user questionnaires, primary and multi-client surveys and other techniques. In addition, manufacturers of PCs and other products also receive customer feedback and perform user market research, which sometimes results in requests to Logitech for specific products, features or enhancements.

Sales and Distribution

Logitech sells through many distribution channels, including distributors, OEMs and regional and national retail chains, including online retailers. We support these retail channels with third-party distribution centers located in North America, Europe and Asia Pacific. These centers perform final configuration of products and product localization with local language manuals, packaging, software CDs and power plugs. In addition, Logitech’s distribution mix includes e-commerce in the U.S. as well as e-commerce capabilities in several European countries.

In retail channels, Logitech’s direct sales force sells to distributors and large retailers. Our distributor customers typically resell products to retailers, value-added resellers, and systems integrators with whom Logitech does not have a direct relationship. These distributors in the U.S. include D&H Distributing, Ingram Micro Inc. and Tech Data Corporation. In Europe, pan-European distributors include Tech Data Corporation, Ingram Micro and Gem Distribution. We also sell to many regional distributors such as Actebis in Germany, MC Dos in the Netherlands, Vinzeo in Spain and Channel Distribution in the United Arab Emirates.

Logitech’s products can be found in major retail chains, where they typically have access to significant shelf space. These chains in the U.S. include Best Buy, Circuit City, Office Depot, Staples, Target and Wal-Mart, and in Europe include MediaMarkt/Saturn, Carrefour, KESA Group, FNAC, Dixons Stores Group PLC and most key national consumer electronics chains. Logitech products can also be found at the top online e-tailers, which include Amazon.com, Buy.com, CDW, Insight, and others.

Logitech’s OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. We count the majority of the world’s largest PC manufacturers among our customers.

Through our operating subsidiaries, we maintain sales offices or sales representatives in 37 countries.

Backlog

In our experience, the actual amount of backlog at any particular time is not a meaningful indication of our future business prospects. Our backlog often increases in anticipation of or immediately following new product introductions as retailers anticipate shortages and is often reduced once retailers and customers believe they can obtain sufficient supply. In addition, our backlog is occasionally subject to cancellation or rescheduling by customers. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period. Because of the foregoing, we believe that backlog information is not material to an understanding of our overall business.

Customer Service and Technical Support

Logitech maintains customer service and technical support operations in the United States, Canada, Europe, Asia and Australia. Customer service and technical personnel provide support services to retail purchasers of products through telephone, email, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products which range from one to five years.

Manufacturing

Logitech’s manufacturing operations consist principally of final assembly and testing. Our high-volume manufacturing facility is located in Suzhou, China. The Suzhou facilities are designed to allow production growth as well as flexibility in responding to changing demands for Logitech’s products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management and employee involvement programs.

New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech’s contract manufacturers occur in Hsinchu, Taiwan,

Suzhou, China and Hong Kong, China. Certain components are manufactured to Logitech’s specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and audio products, are manufactured by third-party suppliers to Logitech’s specifications. Retail product localization with local language manuals, packaging, software CDs and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

Competition

Our industry is intensely competitive. It is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, and we may choose to adjust prices or increase promotional activities to improve our competitive position. We may also encounter more competition if any of our competitors decide to enter other markets in which we currently operate.

In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for programmable remote controls, streaming media devices and home or small business video security. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

We expect continued competitive pressure in both our retail and OEM business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

Pointing Devices, Keyboards and Desktops. Microsoft is our main competitor in the mice, keyboard and desktop product lines. Microsoft has significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base. We are also experiencing competition and pricing pressure for corded and cordless mice and desktops from less-established brands, in the lower-price segments, which could potentially impact our market share. The notebook peripheral segment is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The market for PC webcams has also slowed significantly in the last fifteen months, and as a result, pricing practices and promotions by our competitors have become more aggressive.

Microsoft is a leading producer of operating systems and applications with which our mice, keyboards and webcams are designed to operate. As a result, Microsoft may be able to improve the functionality of its own peripherals to correspond with ongoing enhancements to its operating systems and software applications before we are able to make such improvements. This ability could provide Microsoft with significant lead-time advantages. In addition, Microsoft may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer.

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics and its Altec Lansing subsidiary,

Creative Labs, and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and its Altec Lansing subsidiary. We have expanded our audio product portfolio to include network-based audio systems for digital music, an emerging market with several small competitors as well as larger established consumer electronics companies, like Sony and Philips.

Gaming. Competitors for our interactive entertainment products include Intec, Pelican Accessories, Mad Catz and its Saitek subsidiary. Our controllers for PlayStation also compete against controllers offered by Sony.

Remotes. Our competitors for remotes include, among others, Philips, Universal Remote, Universal Electronics, RCA and Sony. We except that the growth in recent years in consumer demand for personal peripheral devices for home entertainment systems will likely result in increased competition.

Intellectual Property and Proprietary Rights

Intellectual property rights that apply to Logitech’s products and services include patents, trademarks, copyrights and trade secrets.

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A Risk Factors — “We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.”

To distinguish genuine Logitech products from competing products and counterfeit products, Logitech has used, registered, or applied to register certain trademarks and trade names in the U.S. and in foreign countries and jurisdictions. Logitech enforces its trademark and trade name rights in the U.S. and abroad. In addition, the software for Logitech’s products and services is entitled to copyright protection, and we generally require our customers to obtain a software license before providing them with that software. We also protect details about our products and services as trade secrets through employee training, license and non-disclosure agreements and technical measures.

Environmental Regulation

We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, the recycling of our products and of their packaging.

Europe. In Europe we are subject to the European Union’s (EU) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (RoHS). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Most Logitech products are covered by the directive and have been modified, if necessary, to be RoHS compliant. Logitech has an active program to ensure compliance with the RoHS directive and continues to source and introduce the use of RoHS compliant components and manufacturing methods in order to comply with the requirements of the directive.

We are also subject to the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), which requires producers of electrical goods to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. We have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment.

China. In China we are subject to China’s law on Management Methods on the Control of Pollution Caused by Electronic Information Products (China RoHS). This is substantially similar to the EU RoHS directive and as such, Logitech products are already compliant. It is expected, although not yet officially confirmed, that exclusions listed in EU RoHS will be carried into China RoHS legislation. China RoHS requires additional labelling of product that will be shipped in China and Logitech has already taken steps to help ensure we comply with these requirements.

United States and Canada. In the U.S., we are subject to, among other laws, Appliance Efficiency Regulations adopted by the California Energy Commission. The regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech’s products. The standards apply to appliances sold or offered for sale in California, and Logitech has redesigned or changed products to comply with these regulations. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead.

In Canada, we are subject to laws in various Canadian provinces that impose fees to cover the cost of recycling packaging.

We expect further laws governing product and packaging recycling to be introduced in other jurisdictions, many or most of which could impose fees to cover recycling costs, the cumulative impact of which could be significant. If such legislation is enacted in other countries, Logitech intends to develop compliance programs as necessary. However, until that time, we are not able to estimate any possible impact.

The effects on Logitech’s business of complying with other government regulations are limited to the cost of allocation of the appropriate resources for agency fees and testing as well as the time required to obtain agency approvals. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech’s competitive position. As regulations change, we will seek to modify our products or processes to address those changes.

Seasonality

Our retail product sales are seasonal. Sales are typically highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and to a lesser extent in the fourth fiscal quarter (January to March). Our sales in the first and second quarters can vary significantly as a result of new product introductions and other factors. Accordingly, we believe that year-over-year comparisons are more indicative of variability in our results of operations than quarter-over-quarter comparisons.

Materials

We purchase some of our products and the key components used in our products from a limited number of sources. Refer to the discussion in Item 1A Risk Factors — “We purchase key components and products from a limited number of sources, and our business and operating results could be harmed if supply were delayed or constrained or if there were shortages of required components.”

Employees

As of March 31, 2008, we employed 9,393 people. None of Logitech’s U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant

Name	Age	Nationality	Position
Guerrino De Luca	55	Italian	Chairman of the Board
Gerald P. Quindlen	48	U.S.	President and Chief Executive Officer
Mark J. Hawkins	49	U.S.	Sr. Vice President, Finance and Information Technology, and Chief Financial Officer
David Henry	51	U.S.	Sr. Vice President, Customer Experience and Chief Marketing Officer
Junien Labrousse	50	French	Executive Vice President, Products
L. Joseph Sullivan	54	U.S.	Sr. Vice President, Worldwide Operations

Guerrino De Luca became Chairman of the Logitech Board of Directors in January 2008, turning over his responsibilities as President and Chief Executive Officer to Gerald P. Quindlen. Mr. De Luca joined the Company as President and Chief Executive Officer in February 1998, and became an executive member of the Board of Directors in June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple, Inc. from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a BS degree in Electronic Engineering from the University of Rome, Italy.

Gerald P. Quindlen became the President and Chief Executive Officer of Logitech in January 2008. Mr. Quindlen joined Logitech as Senior Vice President, Worldwide Sales and Marketing in October 2005. From August 1987 to September 2004, Mr. Quindlen worked for Eastman Kodak Company where he was most recently Vice President of Global Sales and Operations for the Consumer and Professional Imaging Division and previously held senior sales or marketing management positions in the United States, Japan and Asia Pacific. Prior to his 17 year tenure at Eastman Kodak, he worked for Mobil Oil Corporation in engineering. Mr. Quindlen holds a BS degree in chemical engineering from Villanova University in Pennsylvania, and an MBA degree in Finance from the University of Pennsylvania’s Wharton School.

Mark J. Hawkins joined Logitech as Senior Vice President, Finance and Information Technology, and Chief Financial Officer, in April 2006. Previously he was with Dell Corporation for six years, most recently serving as Vice President of Finance for worldwide procurement and logistics and the Dell Operating Council. Prior to joining Dell, Mr. Hawkins was employed by Hewlett-Packard Company for eighteen years in finance and business-management roles in the United States and abroad. Among other assignments, he was involved in supporting the spin-off of Agilent Technologies, formed from Hewlett-Packard’s former semiconductor and instrument business. He also served on the board of directors for the HP Analytical Joint Ventures in Tokyo and Shanghai. Mr. Hawkins holds a BA degree in Operations Management from Michigan State University, and an MBA degree in Finance from the University of Colorado. He has also completed the Advanced Management Program at Harvard Business School.

David Henry joined Logitech as Senior Vice President, Control Devices Business Unit, in August 2001 and was named Senior Vice President, Customer Experience and Chief Marketing Officer in March 2007. From January 2000 to June 2001, Mr. Henry served as Vice President of Business Development and Product Management of Xigo Inc., a U.S. on-line intelligence software company. From November 1997 to January 2000, Mr. Henry held various positions with Iomega, a U.S. portable storage company. His last position with Iomega was Vice President and General Manager of Magnetic Products. Mr. Henry holds a BS degree in Mechanical Engineering from Union College of New York.

Junien Labrousse joined Logitech as Vice President of the Video Division in 1997. He was named Senior Vice President, Video Business Unit in April 2001, Senior Vice President, Entertainment and Communications in July 2005 and Executive Vice President, Products in March 2007. Prior to joining Logitech, he was Vice

President of Engineering from 1995 to 1997 at Winnov LP, a U.S. company engaged in the development and marketing of multimedia products. For more than 10 years he held several engineering and management positions at Royal Philips Electronics NV, a global electronics company, in research and in the semiconductor business division. Mr. Labrousse holds an MS degree in Electrical Engineering from the Ecole Superieure d’Ingenieurs de Marseille, France and an MBA degree from Santa Clara University in California.

L. Joseph Sullivan joined Logitech in October 2005 as Vice President, Operations Strategy, and was appointed Senior Vice President, Worldwide Operations in April 2006. Prior to joining Logitech, Mr. Sullivan was Vice President of Operational Excellence and Quality for Carrier Corporation, a subsidiary of United Technologies, from 2001 to 2005. Previously, he was with ACCO Brands, Inc. in engineering and manufacturing management roles from 1998 to 2001. Mr. Sullivan holds a BS degree in Marketing Management and an MBA degree in Operations Management from Suffolk University in Massachusetts.

Available Information

Our Investor Relations Web site is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations Web site. The information we post includes, and in the future will include, filings we make with the U.S. Securities and Exchange Commission (“SEC”), including reports on Forms 20-F, 6-K, 8-K, 10-K, 10-Q, our proxy statement related to our annual shareholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws. All such filings and information are available free of charge on the web site, and we make them available on the web site as soon as reasonably possible after we file or furnish them with the SEC. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these Web sites are intended to be inactive textual references only.

In addition, Logitech publishes press releases upon occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive e-mails when Logitech issues press releases upon occurrence of significant events within Logitech or other press releases by subscribing through http://ir.logitech.com/alerts.cfm.

As a Swiss company traded on the SWX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech’s board of directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5 may be accessed on our website or on the Securities and Exchange Commission’s website at http://www.sec.gov, and the reports that we file that are published by the SWX Swiss Exchange may be accessed at http://www.swx.com/admission/being_public/mtrans/publication_en. html.

For no charge, a copy of our annual reports and filings made with the SEC can be requested by contacting our Investor Relations department: Logitech Investor Relations, 6505 Kaiser Drive, Fremont, CA 94555 USA, Main 510-795-8500, e-mail: investorrelations@logitech.com

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Our operating results are difficult to predict and fluctuations in results may cause volatility in the price of our shares.

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete and for many other reasons, including the following:

•

Our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter.

•	A significant portion of our quarterly retail sales typically occurs in the last month of each quarter, further increasing the difficulty in predicting quarterly revenues and profitability.

•

We must incur a large portion of our costs in advance of sales orders, because we must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to adjust our costs during the quarter in response to a revenue shortfall, which could adversely affect our operating results.

•

Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We seek to minimize the impact of currency fluctuations and currency-driven competitive pricing actions by lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to such actions. These efforts may not be successful.

Fluctuations in our operating results may cause our results in a given quarter to be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

If we fail to successfully innovate in our current and emerging product categories, our business and operating results could suffer.

The personal peripherals industry is characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. As a result, we must continually innovate in our current and emerging product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

The success of our products depends on several factors, including our ability to:

•	identify new feature or product opportunities;

•	anticipate technology, market trends and consumer demands;

•	develop innovative and reliable new products and enhancements in a cost-effective and timely manner; and

•	distinguish our products from those of our competitors.

If we do not execute on these factors successfully, products that we introduce or technologies or standards that we adopt may not gain widespread commercial acceptance, and our business and operating results could suffer. In addition, if we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features, designs, and services, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business could be harmed.

Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project.

In addition, our gross margins may vary significantly by product line, sales geography and customer type, as well as within product lines. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower-margin products within product lines, our overall gross margins and our profitability may be adversely affected.

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.

If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

Our industry is intensely competitive. It is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market, and price sensitivity in the OEM market. We continue to experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands. From time to time we adjust prices or increase other promotional activities to improve our competitive position. We may also encounter more competition if any of our competitors decide to enter other markets in which we currently operate.

In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for programmable remote controls, streaming media devices and home or small business video security. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

We expect continued competitive pressure in both our retail and OEM business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

Pointing Devices, Keyboards and Desktops. Microsoft is our main competitor in the mice, keyboard and desktop product lines. Microsoft has significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base. We are also experiencing competition and pricing pressure for corded and cordless mice and desktops from less-established brands, in the lower-price bands, which could potentially impact our market share. The notebook peripheral category is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has also slowed significantly in the last fifteen months, and as a result, pricing practices and promotions by our competitors have become more aggressive.

Microsoft is a leading producer of operating systems and applications with which our mice, keyboards and webcams are designed to operate. As a result, Microsoft may be able to improve the functionality of its own peripherals to correspond with ongoing enhancements to its operating systems and software applications before we are able to make such improvements. This ability could provide Microsoft with significant lead-time advantages. In addition, Microsoft may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer.

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics and its Altec Lansing subsidiary, Creative Labs, and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and its Altec Lansing subsidiary. We have expanded our audio product portfolio to include network-based audio systems for digital music, an emerging market with several small competitors as well as larger established consumer electronics companies, like Sony and Philips.

Gaming. Competitors for our interactive entertainment products include Intec, Pelican Accessories, Mad Catz and its Saitek subsidiary. Our controllers for PlayStation also compete against controllers offered by Sony.

Remotes. Our competitors for remotes include, among others, Philips, Universal Remote, Universal Electronics, RCA and Sony. We expect that the growth in recent years in consumer demand for personal peripheral devices for home entertainment systems will likely result in increased competition.

If we do not compete effectively, demand for our products could decline, our gross margin could decrease, we could lose market share and our revenues could decline.

If we do not successfully continue to innovate and market products for notebook PCs, our business and results of operations may suffer.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the increasing popularity of notebook and mobile products over desktop PCs. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 13% and 11% of total revenues during fiscal years 2008 and 2007. If the desktop PC market continues to experience slower growth or decline, and if we do not continue to successfully diversify our OEM business, our OEM revenues could be adversely affected.

In our retail channels, the growing popularity of notebook PCs, which are sold by retailers without peripherals, creates opportunities to sell products to consumers to help make their notebook more productive and comfortable. If we do not continue to innovate and successfully market products designed for notebook PCs and other mobile devices, our business and results of operations could be harmed. In addition, the increasing popularity of notebook PCs may result in a decreased demand by consumers for keyboards and desktops, which could negatively affect our sales of these products.

If we do not continue to improve our product demand forecasting, our business and operating results could be adversely affected.

We use our forecasts of product demand to make decisions regarding investments of our resources and production levels of our products. Although we receive forecasts from our customers, many are not obligated to purchase the forecasted demand. Also, actual sales volumes for individual products in our retail distribution channel can be volatile due to changes in consumer preferences and other reasons. In addition, our retail products have short product life cycles, so a failure to accurately predict high demand for a product can result in lost sales that we may not recover in subsequent periods, or higher product costs if we meet demand by paying higher costs for materials, production and delivery. We could also frustrate our customers and lose shelf space. Our failure to predict low demand for a product can result in excess inventory, lower cash flows and lower margins if we are required to reduce product prices in order to reduce inventories.

Over the past few years, we have rapidly and significantly expanded the number and types of products we sell, and the geographic markets in which we sell them, and we will endeavor to further expand our product portfolio and sales reach. The growth of our product portfolio and our sales markets has increased the difficulty of accurately forecasting product demand.

We have experienced large differences between our forecasts and actual demand for our products and expect differences to arise in the future. If we do not continue to improve the accuracy of our forecasts, our business and operating results could be adversely affected.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

In recent years we have expanded our product portfolio to include products designed for use with third-party platforms such as the Apple iPod, Microsoft Xbox, Sony PlayStation, and Nintendo Wii. The growth of our business is in part due to sales of these products. However, our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can change without prior notice to us, which can result in our having excess inventory or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our principal manufacturing operations and third-party contract manufacturers are located in China, which exposes us to risks associated with doing business in that country.

Our principal manufacturing operations and third-party contract manufacturers are located in China. Our manufacturing operations in Suzhou, China could be severely impacted by changes in the interpretation and enforcement of legal standards, by strains on China’s energy, transportation, communications, trade, public health and other infrastructures, by conflicts, embargoes, increased tensions or escalation of hostilities between China and Taiwan, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Our Suzhou facilities are managed by several of our key Taiwanese expatriate employees. The loss of these employees, either voluntarily or as a consequence of deterioration in relations between China and Taiwan, could diminish the productivity and effectiveness of our Suzhou manufacturing operations.

Further, we may be exposed to fluctuations in the value of the Chinese renminbi (“CNY”), the local currency of China. Significant future appreciation of the CNY could increase our component and other raw material costs, as well as our labor costs, and could adversely affect our financial results.

We purchase key components and products from a limited number of sources, and our business and operating results could be harmed if supply were delayed or constrained or if there were shortages of required components.

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, we may be unable to find a new supplier on acceptable terms, or at all, or our product shipments to our customers could be delayed, any of which could harm our business, financial condition and operating results.

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages. We continue to experience extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs, which could adversely affect our business and operating results.

If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales.

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We increasingly rely on third parties to manufacture our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand and we could lose sales, or we may experience a build-up in inventory.

We rely on commercial air freight carriers, ocean freight carriers, trucking companies and other transportation companies for the movement of our products. Consequently, our ability to ship products to our distribution centers could be adversely impacted by shortages in available cargo capacity. The logistics and supply chain infrastructure in China, where our products are manufactured, has not kept pace with the rapid expansion of China’s economy, resulting in periodic capacity constraints in the transportation of goods. If we are unable to secure cost-effective freight resources in a timely manner, we could incur incremental costs to expedite delivery, which could adversely affect our gross margins, and we could experience delays in bringing our products to market, resulting in lost product sales or the accumulation of excess inventory. Air and ground transportation costs remain under upward pressure primarily due to high fuel costs. Continued increases in the worldwide cost of fuel could result in higher transportation costs, which could adversely affect gross margins.

A significant portion of our quarterly retail orders and product deliveries generally occur in the last month of the fiscal quarter. This places pressure on our supply chain and could adversely impact our revenues and profitability if we are unable to successfully fulfill customer orders in the quarter.

We conduct operations in a number of countries and the effect of business, legal and political risks associated with international operations could significantly harm us.

We conduct operations in a number of countries. There are risks inherent in doing business in international markets, including:

•	difficulties in staffing and managing international operations;

•	compliance with laws and regulations, including environmental and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

•	exposure to political and financial instability, leading to currency exchange losses and collection difficulties or other losses;

•	exposure to fluctuations in the value of local currencies;

•

difficulties or increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, particularly in Latin America, Eastern Europe and Asia;

•	changes in value-added tax (“VAT”) or VAT reimbursement;

•	imposition of currency exchange controls; and

•	delays from customs brokers or government agencies.

Any of these risks could significantly harm our business, financial condition and operating results.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.

Our future success depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property laws, and confidentiality procedures and contractual provisions such as nondisclosure terms and licenses, to protect our intellectual property.

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged, that the patent rights granted will not provide competitive advantages to us, or that any of our pending or future patent applications will not be issued. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property. Also, others may independently develop similar technology, duplicate our products, or design around our patents or other intellectual property rights. Unauthorized parties have copied and may in the future attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition and operating results.

Product quality issues could adversely affect our reputation and could impact our operating results.

The market for our products is characterized by rapidly changing technology and evolving industry standards. To remain competitive, we must continually introduce new products and technologies. The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

Our effective tax rates may increase in the future, which could adversely affect our net income.

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. For example, in the second quarter of fiscal year 2008, the recording of a discrete event related to the other-than-temporary decline in the estimated fair value of short-term investments caused the effective income tax rate to be 40.1%, as compared with 10.9% in the same quarter of the prior fiscal year. There is no assurance that our effective income tax rate will not change in future periods. The amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability. If our effective tax rate increases in future periods, our net income could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2008:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Fremont, California	Americas Headquarters, research and development, product marketing, sales management, technical support, administration	194,000	Leased
Vancouver, Washington	Audio Business Unit	38,000	Leased
Mountain View, California	Streaming Media Group	18,000	Leased
Mississauga, Canada	Remote Controls Group	20,000	Leased
Draper, Utah	Video Self-monitoring Group	7,000	Leased
Southaven, Mississippi	Distribution center	550,000	Contracted(1)

Europe:
Romanel-sur-Morges, Switzerland	Research and development, product marketing and technical support	33,300	Owned
Morges, Switzerland	Sales and marketing management, technical support, administration, finance, legal and human resources	51,000	Leased
Nijmegen, Netherlands	Finance, administration, distribution center support	29,000	Leased
Cork, Ireland	Finance, administration, research and development	18,000	Leased
Seefeld, Germany	Research and development, manufacturing	15,000	Leased
Venray, Netherlands	Distribution center	183,000	Contracted(1)
Venlo, Netherlands	Distribution center	80,000	Contracted(1)
Zalaegerzeg, Hungary	Distribution center	45,500	Contracted(1)

Asia Pacific:
Hsinchu, Taiwan	Mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance, and administration	112,000	Leased
Suzhou, China	High-volume manufacturing	854,000	Owned
Suzhou, China	Vertical integration, core technology development, molding operations, video modules assembly	277,000	Leased

(1)	Contracted through a third party warehouse management company

Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory.

We also have leased sales offices in more than 60 locations in 37 countries, with various expiration dates from 2008 to 2023.

We believe that Logitech’s manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for additional facilities to meet anticipated future requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in claims and legal proceedings which arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We presently do not believe that the resolution of these claims and legal proceedings will have a material impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Logitech’s shares are listed and traded on both the SWX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. Prior to October 2006, Logitech’s American Depositary Shares (“ADSs”) traded on the Nasdaq Global Select Market, with each ADS representing one registered share. In October 2006, we exchanged Logitech shares for our ADSs on a one-for-one basis, so that the same Logitech shares trade on the Nasdaq Global Select Market as on the SWX Swiss Exchange.

The trading symbol for Logitech shares is LOGI on Nasdaq and LOGN on the SWX. As of May 2, 2008, there were 191,606,620 shares issued (including 12,147,877 shares held as treasury stock) held by 14,470 holders of record, and the closing price of our shares was CHF 32.80 ($31.05 based on exchange rates on such date) per share on the SWX Swiss Exchange and $30.93 per share as reported by the Nasdaq Stock Market.

SWX Swiss Exchange

The following table sets forth certain historical share price information for the Company’s shares traded on the SWX Swiss Exchange. The U.S. dollar equivalent is based on the noon buying rate on the trading day of the month in which the high or low closing sales price occurred. The noon buying rate is the rate in New York City for cable transfers in selected currencies as certified for customs purposes by the Federal Reserve Bank of New York. Share prices have been adjusted to reflect a two-for-one share split in July 2006.

	Price per Registered Share on the SWX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal 2007:
First quarter	27.10	22.50	21.25	18.67
Second quarter	27.75	21.15	22.29	16.88
Third quarter	36.85	26.30	30.83	21.12
Fourth quarter	37.50	30.55	30.04	25.17
Fiscal 2008:
First quarter	34.95	31.20	28.81	25.43
Second quarter	34.66	30.65	29.69	25.45
Third quarter	41.52	34.16	36.82	28.93
Fourth quarter	40.50	23.44	36.38	23.77

Nasdaq Global Select Market

The following table sets forth certain historical share price information for the Company’s shares traded on the Nasdaq Global Select Market. Share prices have been adjusted to reflect a two-for-one split in July 2006. Prior to October 2006 Logitech ADSs traded on Nasdaq, with each ADS representing one share.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal 2007:
First quarter	22.00	18.62
Second quarter	22.51	17.17
Third quarter	30.56	21.26
Fourth quarter	29.40	25.53
Fiscal 2008:
First quarter	28.96	25.36
Second quarter	29.55	25.76
Third quarter	37.07	29.00
Fourth quarter	36.20	23.91

Dividends

Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation’s board of directors. Logitech has not paid dividends since 1996 in order to retain earnings for use in the operation and expansion of the business and, in more recent years, to repurchase its shares.

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid Per Share		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
		in USD	in CHF
April 2007	430,000	$27.11	CHF 33.07	$161,707
May 2007	1,085,000	$26.73	CHF 32.19	132,641
June 2007	425,000	$26.42	CHF 32.43	121,387
July 2007	350,000	$28.15	CHF 34.50	111,513
August 2007	1,020,000	$26.86	CHF 32.51	83,994
September 2007	156,000	$26.54	CHF 31.89	79,828
October 2007	100,000	$34.93	CHF 40.90	76,313
November 2007	675,000	$34.75	CHF 40.42	52,713
December 2007	500,000	$34.21	CHF 37.71	35,500
January 2008	200,000	$26.87	CHF 30.37	30,092
February 2008	1,292,750	$28.10	CHF 30.84	243,556
March 2008	1,550,000	$25.69	CHF 27.86	204,616

Total	7,783,750	$28.12	CHF 32.44

In fiscal year 2008, we repurchased shares pursuant to our buyback program announced in May 2006, authorizing the purchase of up to $250 million of our shares, and our buyback program announced in June 2007 authorizing the purchase of an additional $250 million of our shares. The June 2007 program is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued. All share repurchases by the Company during fiscal year 2008 were made pursuant to one of the foregoing plans.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2003, and calculates the return quarterly through March 31, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2003	2004	2005	2006	2007	2008
Logitech	$100	$154	$205	$268	$374	$342
Nasdaq Composite Index	$100	$149	$149	$174	$181	$170
S&P 500 Index	$100	$133	$139	$153	$168	$156

ITEM 6.	SELECTED FINANCIAL DATA

The financial data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Consolidated statements of income and cash flow data:
Net sales	$2,370,496	$2,066,569	$1,796,715	$1,482,626	$1,268,470
Gross profit	849,118	709,525	574,110	503,587	408,922
Operating expenses:
Marketing and selling	324,451	272,264	221,504	200,350	156,793
Research and development	124,544	108,256	87,953	73,900	61,289
General and administrative	113,443	98,143	65,742	57,663	45,286

Total operating expenses	562,438	478,663	375,199	331,913	263,368
Operating income	286,680	230,862	198,911	171,674	145,554
Net income	$231,026	$229,848	$181,105	$149,266	$132,153
Net income per share:
Basic	$1.27	$1.26	$1.00	$0.84	$0.73
Diluted	$1.23	$1.20	$0.92	$0.77	$0.67
Shares used to compute net income per share:
Basic	181,362	182,635	181,361	177,008	181,384
Diluted	187,942	190,991	198,769	198,250	200,640
Net cash provided by operating activities	$393,079	$303,825	$152,217	$213,674	$166,460

	March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$482,352	$196,197	$245,014	$341,277	$294,753
Short-term investments	$3,940	$214,625	$—	$—	$—
Total assets	$1,526,932	$1,327,463	$1,057,064	$1,027,697	$873,920
Long-term debt, net of current maturities	$—	$—	$4	$147,788	$137,008
Shareholders’ equity	$960,044	$844,524	$685,176	$526,149	$457,080

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth above in Item 1A “Risk Factors,” and below in Item 7A “Quantitative and Qualitative Disclosure about Market Risk.”

Overview

Logitech is a world leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices. For the PC, our products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams, and 3D control devices. For digital music devices, our products include speakers and headphones. For gaming consoles, we offer a range of controllers and other accessories. In addition, we offer wireless music solutions for the home, advanced remote controls for home entertainment systems and a PC-based video security solution for a home or small business.

We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels comprise the large majority of our revenues.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of consumer trends toward notebooks and other mobile devices. We remain focused on strengthening our leadership in the PC peripherals market through the introduction of products that support the continued growth of the notebook market segment. We have also expanded into peripherals for other platforms, including video game consoles, mobile phones, home entertainment systems and mobile entertainment and digital music systems.

Logitech’s markets are extremely competitive and are characterized by short product life cycles, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. In order to remain competitive, we believe continued investment in product research and development is critical to driving innovation with new and improved products and technologies. We are committed to identifying and meeting customer needs for personal peripheral devices and believe innovation and product quality are important to gaining market acceptance and strengthening market leadership.

Over the last several years, Logitech has expanded and improved its supply chain operations, invested in product development and marketing, delivered innovative new products and pursued new market opportunities. We have significantly broadened our product offerings and the markets in which we sell. Our expansion has been primarily organic, but we have also grown as a result of a limited number of acquisitions that expanded our business into new product categories.

In fiscal year 2008, revenues increased 15% to $2.4 billion, with significant growth in most product categories, reflecting the strength and breadth of our product portfolio. Mice, keyboards and desktops, Harmony remote controls and OEM sales were key growth categories, while video declined compared with fiscal year 2007. We achieved strong gross margin improvements through our emphasis on product innovation, supply chain efficiencies and controlling and reducing our product cost structure. Net income was $231.0 million, which included an investment write-down of $79.8 million and a gain on sale of investments of $27.7 million, compared with net income of $229.8 million in fiscal year 2007.

Our strategy for fiscal year 2009 remains to position Logitech as a premium supplier in our product categories, offering affordable luxury to the consumer while continuing to compete aggressively in all market segments, from the entry level through the high-end. Our focus will be on managing resources to create an innovative product portfolio targeted at current and future consumer trends as well as increasing the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We intend to take advantage of the significant opportunities in emerging markets, while leveraging the growth opportunities remaining in our mature markets.

In our pointing devices, keyboards and desktops product lines, we plan to continue our expansion into the notebook arena. We also see significant opportunities for our mice and keyboards in the business market. In the audio arena, we expect that our strong presence in the speaker category, combined with our proposed new products, will allow us to continue to generate growth. We also plan to leverage the opportunities provided by our streaming media product line. During fiscal year 2009, we plan to build on the momentum achieved in our video product line in the fourth quarter of fiscal year 2008 and continue our focus on in-store marketing, new products, and partnerships to generate a sustained return to growth. We also expect our video security products to gain momentum throughout the next fiscal year. With the introduction of new gaming products for popular console game titles like the Gran Turismo 5, we expect to return to growth in the gaming product line as well. In our Harmony remote control product line, we will continue to focus on improving every aspect of the user experience to increase our already high level of customer satisfaction and expand the universe of Harmony users. To support our planned growth, we intend to continue to scale our processes to handle the increased complexity of our product lines and improve the product life cycle management process. We also plan to continue managing our operating expenses in line with our gross profit growth for the year.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the Company to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities.

We consider an accounting estimate critical if it: (i) requires management to make judgments and estimates about matters that are inherently uncertain; and (ii) is important to an understanding of Logitech’s financial condition and operating results.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

We believe the following accounting estimates are most critical to our business operations and to an understanding of our financial condition and results of operations, and reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accruals for Customer Programs

We record accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection. The estimated cost of these programs is accrued in the period the Company sells the product or commits to the program as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

Returns. The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to the right to return a limited percentage of the previous quarter’s purchases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle. Return trends are influenced by the timing of the sale, the type of customer, operational policies and procedures, product sell-through, product quality issues, sales levels, market acceptance of products, competitive pressures, new product introductions, product life cycle status, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

Cooperative Marketing Arrangements. The Company’s cooperative marketing arrangements include contractual customer marketing and sales incentive programs. We enter into customer marketing programs with most of our distribution and retail customers allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products for various marketing programs. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for the estimated costs of these marketing programs are recorded based on the contractual percentage of product purchased in the period we recognize revenue. The Company also offers rebates and discounts for certain types of sell-through programs. Accruals for these sales incentive programs are recorded at the time of sale based on negotiated terms, historical experience and inventory levels in the channel.

Customer Incentive Programs. Customer incentive programs include volume and consumer rebates. We offer volume rebates to our distribution and retail customers related to purchase volumes or sales of specific products by distributors to specified retailers. Reserves for volume rebates are recognized as a reduction of the sale price at the time of sale. Estimates of required reserves are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company’s discretion directly to end-users. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

Price Protection. We have contractual agreements with certain of our customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction (contractual price protection). Our decision to make price reductions is influenced by channel inventory levels, product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Credits are issued for units that customers have on hand or in transit at the date of the price reduction. Reserves for the estimated amounts to be reimbursed to qualifying customers are established quarterly based on planned price reductions, analyses of qualified inventories on hand with distributors and retailers and historical trends by customer and by product.

We regularly evaluate the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental reductions to revenue or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

Short-term Investments

We have short-term investments that are primarily auction rate securities and are classified as available-for-sale as of March 31, 2008. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The markets for the auction rate securities we hold as of March 31, 2008 have failed since August 2007, and due to continuing dislocations in the worldwide credit markets, are not expected to resume in the foreseeable future, if at all. As a result, the Company has valued the remaining $3.9 million in short-term investments in its portfolio as of March 31, 2008 solely by pricing the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral pools and applying discounted cash flow or option pricing methods to the estimated collateral value.

Allowance for Doubtful Accounts

We sell our products through a worldwide network of distributors, retailers and OEM customers. Logitech generally does not require any collateral from its customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition.

We regularly evaluate the collectibility of our accounts receivable and maintain allowances for doubtful accounts. The allowances are based on management’s assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as the Company’s historical experience with bad debts and customer deductions, receivables aging, current economic trends and geographic or country-specific risks and the financial condition of its distribution channel.

As of March 31, 2008, two customers each represented 15% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 53% of total accounts receivable as of March 31, 2008. A deterioration of a significant customer’s financial condition could cause actual write-offs to be materially different from the estimated allowance. If any of these customers’ receivable balances should be deemed uncollectible or if actual write-offs are higher than historical experience, we would have to make adjustments to our allowance for doubtful accounts, which could result in an increase in the Company’s operating expenses.

Inventory Valuation

The Company must order components for its products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.

We record inventories at the lower of cost or market value and record write-downs of inventories which are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. We identify inventory exposures by comparing inventory on hand, in the channel and on order to historical and forecasted sales over six month periods. Inventory on hand which is not expected to be sold or utilized based on review of forecasted sales and utilization is considered excess, and we recognize the write-off in cost of sales at the time of such determination. At the time of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech’s products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs which could adversely affect gross margins in the period when the write-downs are recorded.

Share-Based Compensation Expense

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), effective April 1, 2006, using the modified prospective transition method. Therefore, results for periods prior to April 1, 2006 have not been restated to include share-based compensation expense calculated in accordance with SFAS 123R. Share-based compensation expense for fiscal years 2007 and 2008 includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model, recognized on a straight-line basis over the service period of the award. For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense for fiscal years 2007 and 2008 was based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model and reduced for estimated forfeitures recognized on a straight-line basis over the service period for each separately vesting portion of the award. See Note 12-Employee Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion of share-based compensation.

Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options or purchase offerings, as we consider historical share price volatility as most representative of future stock option volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. We use historical data to estimate pre-vesting option forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts.

The assumptions used in calculating the fair value of share-based compensation expense and related tax effects represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our share-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.

Accounting for Income Taxes

Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event we determine that we would not be able to realize all or part of our deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of April 1, 2007, as required. The implementation of the provisions of FIN 48 requires us to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without the assessment of additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations. Note 13 of the consolidated financial statements describes FIN 48 and the effects on our results of operations and financial position arising from its adoption.

Valuation of Long-Lived Assets

We review long-lived assets, such as investments, property, plant and equipment, and goodwill and other intangible assets for impairment whenever events indicate that the carrying amount of these assets might not be recoverable. Factors considered important which could require us to review an asset for impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	market capitalization relative to net book value.

Recoverability of investments, property, plant and equipment, and other intangible assets is measured by comparing the projected undiscounted cash flows the asset is expected to generate with its carrying amount. If an asset is considered impaired, the impairment to be recognized is measured by the excess of the carrying amount of the asset over its fair value.

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from our estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. While the Company has fully integrated all of its acquired companies, it continues to maintain discrete financial information for 3Dconnexion and accordingly determines impairment for the goodwill acquired with the 3Dconnexion acquisition at the entity level. All other acquired goodwill is evaluated for impairment at a total enterprise level.

In determining fair value, we consider various factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized, and other variables. We calculate the Company’s fair value based on the present value of projected cash flows using a discount rate determined by management to be commensurate to the risk inherent in the Company’s current business model. To date, we have not recognized any impairment of goodwill. Logitech bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 affects other accounting pronouncements that require or permit fair value measurements where the FASB has previously concluded that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but may change current practice in some instances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 in the first quarter of fiscal year 2009. In

February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157 and FSP 157-2 will have on the Company’s consolidated financial statements and disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and would be applied in the first quarter of fiscal year 2009. The Company is evaluating which eligible items might be measured at fair value, and what the financial statement and disclosure impact would be.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt SFAS 161 in the first quarter of fiscal year 2010, and we are evaluating the disclosure impact.

Results of Operations

Year Ended March 31, 2008 Compared with Year Ended March 31, 2007

Net Sales

Net sales by channel and product family for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Net sales by channel:
Retail	$2,067,288	$1,844,395	12%
OEM	303,208	222,174	36%

Total net sales	$2,370,496	$2,066,569	15%

Net sales by product family:
Retail — Pointing Devices	$622,074	$508,449	22%
Retail — Keyboards & Desktops	458,434	372,266	23%
Retail — Audio	478,455	408,314	17%
Retail — Video	238,728	314,514	(24)%
Retail — Gaming	146,016	149,113	(2)%
Retail — Remotes	123,581	91,739	35%
OEM	303,208	222,174	36%

Total net sales	$2,370,496	$2,066,569	15%

Logitech’s Pointing Devices product family includes the Company’s mice, trackballs and other pointing devices. Keyboards and desktops include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms and wireless music systems; video is comprised of PC webcams and WiLife video security monitoring systems; gaming includes console and PC gaming peripherals; and remotes is comprised of the Company’s advanced remote controls.

Retail sales growth in fiscal year 2008 was primarily attributable to strong contributions from pointing devices, keyboards, desktops, audio products and remotes. OEM sales were higher as a result of strong sales of gaming peripherals, keyboards and desktops. We achieved strong sales growth in spite of a highly promotional market that resulted in higher consumer rebates as compared with the prior fiscal year. Approximately 54% of the Company’s sales were denominated in currencies other than the U.S. dollar in fiscal year 2008. Net sales growth benefited from the strengthening of the Euro during fiscal year 2008; however this benefit does not consider the impact that currency fluctuations had on our pricing strategy, which may result in selling prices in one currency being raised or lowered to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.

Retail Pointing Devices. Sales of our pointing devices increased 22% and units increased 14% during fiscal year 2008 compared with fiscal year 2007. The growth was led by sales of our cordless mice which increased 30% during the year, with units increasing 40%. Our new VX Nano Cordless Laser Mouse for notebooks, our V220 Cordless Optical Mouse for notebooks and our V320 Cordless Mouse for notebooks were the primary contributors to the sales growth during the year.

Retail Keyboards and Desktops. Sales of keyboards and desktops increased 23% and units increased 17% during fiscal year 2008 compared with the prior fiscal year, primarily due to strong contributions from our new Cordless Desktop Wave and our MX 3200 Laser Cordless Desktop in our high-end category and the Cordless Desktop EX 90 in our value segment. Our notebooks stands also continued to contribute to our growth in this category.

Retail Audio. Our retail audio sales increased 17% in dollars and 2% in units in fiscal year 2008 compared with the prior year. The growth was primarily from sales of PC speakers, which increased 38% with unit growth of 26%, driven by sales of our Z-5500 Digital speakers and our X-240 and Z-2300 speakers. Sales of our Pure-Fi Anywhere speakers in the digital music category also contributed to the sales of our audio products.

Retail Video. The Company’s video sales in dollars and units decreased 24% in fiscal year 2008 compared with fiscal year 2007, primarily due to slower than expected consumer demand in the webcam market, particularly in our EMEA region, where video sales decreased 40% as compared with the prior fiscal year. The decline in video sales in comparison with the prior year began in the fourth quarter of fiscal year 2007.

Retail Gaming. Sales of retail gaming peripherals in fiscal year 2008 decreased 2% and units decreased 17% compared with the prior fiscal year. PC gaming sales increased 3%, primarily driven by sales of our G15 Gaming Keyboard and our G25 Racing Wheel. Console gaming sales decreased 13% and units decreased 28% as compared with the prior fiscal year, due to a decline in sales related to peripherals for prior generation consoles, particularly the PlayStation 2. Sales of our cordless controllers for PlayStation 3 did not offset the decline in prior generation consoles.

Retail Remotes. Remote control sales in fiscal year 2008 increased 35% and units increased 20% as compared with fiscal year 2007. The growth was primarily attributable to sales of our new Harmony One and our Harmony 1000 remote controls.

Retail Regional Performance. The Company’s Americas and Asia Pacific regions achieved double-digit retail sales growth of 12% and 32% and unit growth of 8% and 13% compared with the prior fiscal year. Growth in the Americas region was driven by solid contributions from sales of pointing devices, remotes, keyboards and desktops. In the Asia Pacific region, all product lines except video achieved double-digit retail sales growth. Retail sales in the EMEA region increased 8% and units increased 2%, led by sales of remotes, audio products, pointing devices, keyboards and desktops. Sales in the EMEA region have been disproportionately impacted by the decline in video sales, which decreased 40% compared with the prior fiscal year. Modest sales growth in the EMEA region has hindered the Company’s overall sales growth for each of the four quarters of fiscal year 2008. The disparity between sales growth and unit growth in all regions was primarily due to product mix and currency fluctuations. In particular, the strengthening of the Euro in fiscal year 2008 positively impacted the sales growth in the EMEA region; however this benefit does not consider the impact that currency fluctuations have on the Company’s pricing strategy, which may result in selling prices in one currency being raised or lowered to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.

OEM. Our OEM products achieved 36% sales growth and 12% unit growth during fiscal year 2008 compared with fiscal year 2007. OEM sales of gaming peripherals increased significantly, driven by microphones for singing games for PlayStation 3, Wii and Xbox 360. The Company does not expect sales of microphones for singing games to be a primary driver of OEM sales growth in the future. Keyboards and desktops also made a strong contribution to our OEM sales growth in fiscal year 2008.

Gross Profit

Gross profit for fiscal years 2008 and 2007 was as follows (in thousands):

	2008	2007	Change %
Net sales	$2,370,496	$2,066,569	15%
Cost of goods sold	1,521,378	1,357,044	12%

Gross profit	$849,118	$709,525	20%

Gross margin	35.8%	34.3%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit increased 20% in fiscal year 2008 compared with the prior fiscal year. The growth resulted from an increase in sales combined with higher margins associated with our newly launched products. Gross margin improvements were achieved primarily on cordless mice, cordless keyboards, PC speakers and console gaming peripherals. In addition, we continued to make an effort to reduce product costs and increase supply chain efficiencies during fiscal year 2008.

Operating Expenses

Operating expenses for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Marketing and selling	$324,451	$272,264	19%
% of net sales	13.7%	13.2%
Research and development	124,544	108,256	15%
% of net sales	5.3%	5.2%
General and administrative	113,443	98,143	16%
% of net sales	4.8%	4.7%

Total operating expenses	$562,438	$478,663	18%

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses increased 19% in fiscal year 2008 compared with fiscal year 2007 primarily due to increased personnel costs related to headcount additions during the year to support higher retail sales levels as well as increased advertising and product promotion costs such as our advertising campaign for our remotes product line launched during the fourth quarter of fiscal year 2008. The impact of exchange rate changes on translation of foreign currency marketing and selling expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Euro and Swiss franc relative to the U.S. dollar, also contributed to the increase.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The increase in research and development expense reflects our commitment to continued investment in research and development initiatives, particularly in the audio, video and control devices product lines. Increased personnel costs related to headcount additions in the last half of fiscal year 2007 were the largest contributor to the increases in research and development expense for fiscal year 2008. The impact of exchange rate changes on translation of foreign currency research and development expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Euro, Swiss franc and Canadian dollar relative to the U.S. dollar, also contributed to the increase.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased primarily as a result of an increase in personnel and occupancy expenses. Personnel costs increased 19% during the year due to headcount increases in the latter half of fiscal year 2007 to support new systems and internal control procedures implemented during fiscal year 2007. Depreciation expense increased significantly compared with the prior fiscal year primarily due to equipment and computer hardware purchases during fiscal year 2008. Rent expense also increased during the year due to expanded facilities. The impact of exchange rate changes on translation of foreign currency general and administrative expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Euro and Swiss franc relative to the U.S. dollar, also contributed to the increase.

Interest Income, Net

Interest income and expense for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Interest income	$15,752	$9,083	73%
Interest expense	(244)	(350)	(30)%

Interest income, net	$15,508	$8,733	78%

Interest income was higher for fiscal year 2008 due to higher invested balances in cash, short-term bank deposits and short-term investments, and slightly higher returns earned on invested amounts.

Other Income, Net

Other income and expense for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Foreign currency exchange gains, net	$10,616	$6,190	72%
Gain on sale of investments, net	27,761	9,048	207%
Write-off of investments	(79,823)	—	—
Other, net	2,072	724	186%

Other income (expense), net	$(39,374)	$15,962	(347)%

During fiscal year 2008, we recorded an unrealized loss of $79.8 million related to an other-than-temporary decline in the estimated fair value of our short-term investments. We also recorded a gain of $33.7 million related to the short-term investments that we sold as part of a confidential settlement agreement in the third quarter of fiscal year 2008. In addition, we sold all of our investments collateralized by corporate debt during the third quarter of fiscal year 2008 and recorded a realized loss of $6.0 million. See Note 4 — Short-term Investments in the Notes to Consolidated Financial Statements of this Form 10-K for further discussion. The change in foreign currency exchange gains during fiscal year 2008 resulted primarily from gains related to the sale of the Company’s Euro currency for U.S. dollars. The Company does not speculate in currency positions, but is alert to opportunities to maximize its foreign exchange gains. Other income also includes $1.0 million gain on the sale of our ioPen retail product line.

Other income for fiscal year 2007 included a gain of $9.1 million on the sale of our investment in Anoto Group AB, a publicly traded Swedish technology company from which we licensed our digital pen technology.

Provision for Income Taxes

The provision for income taxes and effective tax rate for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007
Provision for income taxes	$31,788	$25,709
Effective income tax rate	12.1%	10.1%

The provision for income taxes consists of income and withholding taxes. The increase in the effective tax rate to 12.1% compared with 10.1% in fiscal year 2007 is primarily due to changes in the Company’s geographic mix of income and other-than-temporary declines in the estimated fair value of our short-term investments. The Company did not derive a tax benefit from the other-than-temporary declines in the estimated fair value of short-term investments.

Year Ended March 31, 2007 Compared with Year Ended March 31, 2006

Net Sales

Net sales by channel and product family for fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006	Change %
Net sales by channel:
Retail	$1,844,395	$1,588,033	16%
OEM	222,174	208,682	6%

Total net sales	$2,066,569	$1,796,715	15%

Net sales by product family:
Retail — Pointing Devices	$508,449	$458,587	11%
Retail — Keyboards & Desktops	372,266	327,039	14%
Retail — Audio	408,314	326,880	25%
Retail — Video	314,514	273,742	15%
Retail — Gaming	149,113	144,558	3%
Retail — Remotes	91,739	57,227	60%
OEM	222,174	208,682	6%

Total net sales	$2,066,569	$1,796,715	15%

Net sales in fiscal year 2007 increased significantly from the prior year due to continued growth in demand for the Company’s retail and OEM products. Retail sales growth was largely attributable to strong demand for desktops and keyboards, cordless mice, video, speakers and remote control products. OEM sales also returned to growth based on strong demand for embedded video. Approximately 55% of the Company’s sales were denominated in currencies other than the U.S. dollar in fiscal year 2007. The Company benefited from the strengthening of the Euro against the U.S. dollar in fiscal year 2007, although this does not consider the impact that currency fluctuations had on our pricing strategy, resulting in lowering or raising selling prices in one currency to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. We believe that currency fluctuations did not have a material impact on our revenue growth in fiscal year 2007.

Retail Pointing Devices. Sales of the Company’s retail cordless products in fiscal year 2007 increased 11% compared with fiscal year 2006. The growth was led by sales of cordless mice, which increased 25% in dollars and 17% in units, based on the success of new launches such as the MX Revolution cordless laser mouse, the VX Revolution cordless laser mouse for notebooks and the V450 laser cordless mouse for notebooks.

Retail Keyboards and Desktops. Keyboard and Desktop sales increased 14% compared with the prior fiscal year. Cordless keyboard and desktop sales and units grew 11%, anchored by the ultra-high-end diNovo Edge keyboard. Corded keyboards and desktops sales also increased by 18% compared with the prior year. The Logitech Alto, our portable notebook stand with an integrated keyboard, made a significant contribution to the growth in the category.

Retail Audio. Retail audio sales increased 25% compared with the prior year. The growth came primarily from speakers, with sales increasing 36% and units increasing 38%, reflecting strength in both PC speakers and digital music speakers, including our portable speakers for iPod and the X-540 and X-230 PC speakers. Sales of headsets increased 24% compared with fiscal year 2006. Sales of Slim Devices products, which were acquired in fiscal year 2007, also made a strong contribution to the growth.

Retail Video. Retail video sales increased 15% compared with the prior year. Demand for webcams was strong in the first three quarters of the fiscal year, but faltered in the fourth quarter due to significantly slower market growth and loss in market share.

Retail Gaming. Sales in retail gaming grew 3% compared with the prior year. Sales of PC gaming peripherals returned to growth, increasing 63% while units increased 24%. Demand was particularly strong for the G25 Racing Wheel and the G15 Gaming Keyboard. Sales of console peripherals decreased 40%, as consumers waited for the transition to Playstation 3 which occurred late in the fiscal year. Our peripherals for Playstation 3 were ready for the transition, resulting in an increase of 15% in console gaming sales in the fourth quarter.

Retail Remotes. Sales increased 60% and units sold increased 67% compared with the prior year, due to growth in demand, particularly for the touch-screen Harmony 1000.

Retail Regional Performance. Retail sales in the Americas region increased 18%, with strong performance in the remotes, keyboards and desktops product lines. European retail sales increased 16%, due to strong sales growth in audio, video and control devices products. In Asia Pacific, retail sales grew 6%, with the largest growth occurring in audio products. The growth in Asia Pacific was constrained by weakness in Japan, where we were implementing a management transition.

OEM. OEM revenues increased 6% compared with fiscal year 2006 and represented 11% of total sales in fiscal year 2007, compared with 12% in the prior fiscal year. OEM units decreased 1%, reflecting a change in product mix from mice to video. The decline in OEM mice sales was more than offset by sales of embedded webcams and cordless desktops and keyboards.

Gross Profit

Gross profit for fiscal years 2007 and 2006 was as follows (in thousands):

	2007	2006	Change %
Net sales	$2,066,569	$1,796,715	15%
Cost of goods sold	1,357,044	1,222,605	11%

Gross profit	$709,525	$574,110	24%

Gross margin	34.3%	32.0%

The increase in gross profit and improvement in gross margin resulted from the net sales increase over the prior year combined with improved product margins and reductions in distribution costs. The relative mix of product categories was consistent with the prior year. Due to product innovation and cost improvements, margins on new products launched in fiscal year 2007 were generally higher than the products replaced. In addition, distribution costs increased at a rate less than one-half the rate of net sales increase, due to the Company’s successful supply chain improvements in fiscal year 2007.

Operating Expenses

Operating expenses for fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006	Change %
Marketing and selling	$272,264	$221,504	23%
% of net sales	13.2%	12.3%
Research and development	108,256	87,953	23%
% of net sales	5.2%	4.9%
General and administrative	98,143	65,742	49%
% of net sales	4.7%	3.7%

Total operating expenses	$478,663	$375,199	28%

Marketing and Selling

Marketing and selling expense in fiscal year 2007 was higher than fiscal year 2006 primarily due to increased advertising and customer marketing programs to stimulate sales and higher personnel costs from headcount growth in support of increased retail business, including our continued expansion in Latin America, Eastern Europe and China. Costs also increased due to product design and marketing expenses for new product launches. In addition, personnel costs in fiscal year 2007 included $7.2 million of share-based compensation cost resulting from the adoption of SFAS 123R on April 1, 2006. No share-based compensation expense was recognized in fiscal year 2006. Operating expenses also increased as a result of exchange rate changes on translation to the U.S. dollar financial statements, due to the weakening of the U.S. dollar relative to the Euro and Swiss franc.

Research and Development

Headcount increases in product research and development related to the audio, video and remote control product lines were the primary contributor to the increase in research and development costs. Personnel costs also increased due to $3.2 million of share-based compensation cost resulting from the adoption of SFAS 123R. No share-based compensation expense was recognized in fiscal year 2006. The impact of exchange rate changes on translation to the Company’s U.S. dollar financial statements was not material.

General and Administrative

General and administrative expense increased due to headcount additions to support business growth, costs incurred for Sarbanes-Oxley-related activity, increased costs associated with our implementation of Oracle 11i enterprise resource planning software, and increased occupancy costs related to infrastructure expansion. Personnel costs in fiscal year 2007 also include $7.1 million of share-based compensation expense resulting from the adoption of SFAS 123R. No share-based compensation expense was recognized in fiscal year 2006. The impact of exchange rates on translation to the Company’s U.S. dollar financial statements was not material.

Interest Income, Net

Interest income and expense for fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006	Change %
Interest income	$9,083	$5,512	65%
Interest expense	(350)	(1,921)	(82)%

Interest income, net	$8,733	$3,591	143%

Interest income increased over the prior year as a result of higher invested balances in cash and short-term investments, and higher returns earned on invested amounts. Interest expense was lower compared with fiscal year 2006 because of the conversion of the Company’s convertible bonds during the third quarter of fiscal year 2006.

Other Income, Net

Other income and expense for fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006	Change %
Foreign currency exchange gains, net	$6,190	$7,580	(18%)
Gain on sale of investments	9,048	560	1516%
Write-down of investments	—	(1,168)	(100)%
Other, net	724	380	(91)%

Other income, net	$15,962	$7,352	117%

The decrease in net foreign currency exchange gains for fiscal year 2007 resulted from fluctuations in exchange rates. The Company does not speculate in currency positions, but is alert to opportunities to maximize our foreign exchange gains. During fiscal year 2007, we sold our investment in Anoto Group AB and recognized a gain of $9.1 million. In fiscal year 2006, we recorded a gain on another investment and a $1.2 million impairment of our investment in a private company.

Provision for Income Taxes

The provision for income taxes and effective tax rate for fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006
Provision for income taxes	$25,709	$28,749
Effective income tax rate	10.1%	13.7%

The provision for income taxes consists of income and withholding taxes. The decrease in effective tax rate is primarily due to changes in the geographic mix of income, the effect of implementation of SFAS 123R and the tax benefits recognized from discrete events, including the reinstatement of a research and development tax credit in the United States.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At March 31, 2008, net working capital was $723.2 million, compared with $549.1 million at March 31, 2007. The increase in working capital from March 31, 2007 was primarily due to an increase in cash flow from operations, accounts receivable and inventory balances. The reclassification of $89.7 million of unrecognized tax benefits from current income taxes payable to non-current income taxes payable as a result of the implementation of FIN 48 during the first quarter of fiscal year 2008 also contributed to the increase in working capital.

During fiscal year 2008, operating activities generated cash of $393.1 million. Proceeds from the sale of the balance of our investment in Anoto Group A.B. provided $11.3 million, and the exercise of stock options provided $50.6 million. We used $219.7 million during fiscal year 2008 to repurchase shares under our share buyback programs, $22.0 million for the acquisition of WiLife, $37.7 million for the deferred payment related to our May 2004 acquisition of Intrigue Technologies, Inc., $11.7 million to reduce short-term debt, and $57.9 million for capital expenditures, including investments for manufacturing equipment, leasehold improvements, tooling costs and computer hardware and software purchases.

Cash and cash equivalents increased $286.2 million at March 31, 2008 compared with March 31, 2007, due to increased cash flow from operations and the sale of our short-term investments. We sold a portion of our short-term investments and reinvested $130.9 million into short-term bank deposits, which are classified as cash equivalents in the Company’s balance sheet.

Short-term investments totaled $3.9 million at March 31, 2008, a decrease of $210.7 million from March 31, 2007. Short-term investments decreased $130.9 million due to transfers to short-term bank deposits and $79.8 million due to the other-than-temporary declines in the estimated fair value recorded during fiscal year 2008. The auction rate securities in the Company’s short-term investment portfolio, which are collateralized by commercial and residential real estate mortgage loans, declined significantly in fair value as a result of the U.S. credit market disruptions which began during the quarter ended September 30, 2007.

Management believes the other-than-temporary decline in fair value of our short-term investments does not have a material impact on the Company’s liquidity. During the third quarter of fiscal year 2008, we received $84.3 million for the sale at par of 50% of each of the auction rate securities held at September 30, 2007, pursuant to a confidential settlement agreement. The par value sale price was not necessarily indicative of current fair market value at the date of sale for the securities. In addition, the Company sold all of its remaining short-term investments collateralized by corporate debt and received $28.3 million during the quarter ended December 31, 2007.

The Company has credit lines with several European and Asian banks totaling $131.9 million as of March 31, 2008. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At March 31, 2008, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

The Company has financed its operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. The Company’s normal short-term liquidity and long-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under its credit facilities.

Based upon our available cash balances and credit lines, and the trend of our historical cash flow generation, we believe we have sufficient liquidity and are not dependent upon selling the remaining short-term investments in order to fund operations for the foreseeable future.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics for fiscal years 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Accounts receivable, net	$373,619	$310,377	$289,849
Inventories	$245,737	$217,964	$196,864
Working capital	$723,221	$549,125	$407,923
Days sales in accounts receivable (DSO)(1)	56 days	54 days	56 days
Inventory turnover (ITO)(2)	6.3x	6.2x	6.4x
Net cash provided by operating activities	$393,079	$303,825	$152,217

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During fiscal year 2008, the Company’s operating activities generated net cash of $393.1 million compared with $303.8 million in the prior year. The increase was primarily due to improved working capital efficiency and operating profit. DSO for fiscal year 2008 increased by 2 days compared with fiscal year 2007. Our accounts receivable increased at a faster rate than our net sales, which contributed to the increase in DSO. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

During fiscal year 2007, the Company’s operating activities generated net cash of $303.8 million compared with $152.2 million in the prior year. Higher accounts receivable and inventory balances reflected increased sales levels, but were more than offset by increased accounts payable and accrued liabilities balances. Accounts receivable increased 7% in fiscal year 2007 compared with the 15% increase in net sales. Due to higher collections of accounts receivable, DSO improved by 2 days as of March 31, 2007 compared with 2006. The higher levels of accounts payable and accrued liabilities reflected more effective working capital management.

Cash Flow from Investing Activities

Cash flows from investing activities during fiscal years 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Purchases of property, plant and equipment	$(57,900)	$(47,246)	$(54,102)
Purchases of short-term investments	(379,793)	(416,475)	—
Sales of short-term investments	538,479	201,850	—
Sale of investment	13,308	12,874	—
Acquisitions, net of cash acquired	(59,722)	(20,524)	860
Premiums paid on cash surrender value life insurance policies	(1,151)	(537)	(1,464)

Net cash provided by (used in) investing activities	$53,221	$(270,058)	$(54,706)

Our purchases of plant and equipment during fiscal year 2008 were principally for machinery and equipment for two new production and manufacturing facilities, including a new surface mount technology factory in China, leasehold improvements for a new office facility in Switzerland, computer hardware and software purchases, and normal expenditures for tooling. The Company’s purchases of property, plant and equipment in fiscal year 2007 were primarily normal expenditures for tooling costs, machinery and equipment, and computer hardware and software. During fiscal year 2006, purchases of plant and equipment included costs for construction of a new factory in Suzhou, China.

During the third quarter of fiscal year 2008, we sold 50% of all of our short-term investments as part of a confidential settlement agreement and received $84.3 million in cash. In addition, we sold our remaining short-term investments collateralized by corporate debt for $28.3 million, at a realized loss of $6.0 million. We also reinvested $130.9 million into short-term bank deposits, which are classified as cash equivalents in the Company’s balance sheet.

We received $11.3 million during fiscal year 2008 from the sale in March 2007 of the balance of our investment in Anoto. We also received $2.0 million from the sale of our ioPen retail product line. In April 2006, we sold 42% of our Anoto stock for $12.9 million.

In fiscal year 2008, the Company acquired WiLlife, Inc. for $22.0 million, net of cash acquired of $0.1 million and including $0.7 million in transaction costs. We also paid a deferred payment of $37.7 million to the former shareholders of Intrigue Technologies, Inc., which we acquired in May 2004. In fiscal year 2007, we acquired Slim Devices Inc. for $20.4 million, net of $0.2 million cash acquired and including $0.6 million in transaction costs.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2008, 2007 and 2006 (in thousands except per share amounts):

	2008	2007	2006
Borrowings (repayments) of short-term debt	$(11,739)	$(2,181)	$5,192
Purchases of treasury shares	(219,742)	(138,095)	(241,352)
Proceeds from sale of shares upon exercise of options and purchase rights	50,603	44,706	49,206
Excess tax benefits from share-based compensation	15,231	13,076	—

Net cash used in financing activities	$(165,647)	$(82,494)	$(186,954)

	2008	2007	2006
Number of shares repurchased	7,784	5,610	12,276
Value of shares repurchased	$219,742	$138,095	$241,352
Average price per share	$28.23	$24.62	$19.66

During fiscal year 2008, we repaid in full our short-term debt borrowings of $11.7 million. We also repurchased 7.8 million shares for $219.7 million under the buyback programs announced in May 2006 and June 2007. The buyback programs announced in May 2006 and June 2007 each authorized the purchase of up to $250.0 million in Logitech shares. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $50.6 million during fiscal year 2008. In addition, cash of $15.2 million was provided by tax benefits recognized on the exercise of share-based payment awards.

During fiscal year 2007, we used $138.1 million for share repurchases of 5.6 million shares pursuant to the Company’s buyback programs announced in June 2005 and May 2006. The buyback program announced in June 2005 authorized the purchase of up to CHF 300.0 million (approximately $235.0 million based on exchange rates at the date of announcement) in Logitech shares. Cash flow from financing activities included $44.7 million in proceeds from the sale of 5.2 million shares under the Company’s employee option and share purchase plans, and $13.1 million related to tax benefits recognized on the exercise of share-based payment awards. Short-term debt was reduced by $2.2 million.

Cash used in financing activities during fiscal year 2006 included share repurchases of 12.3 million shares, totaling $241.4 million pursuant to the Company’s buyback programs announced in April 2004 and June 2005. Proceeds also included $49.2 million from the sale of 7.1 million shares under the Company’s employee option and share purchase plans and $5.2 million from short-term borrowing in Japanese yen, to benefit from low interest rates and to offset exposures in yen-denominated assets. During fiscal year 2006, all of the Company’s convertible bonds were converted into a total of 10,897,386 Logitech registered shares through delivery of treasury shares which had no cash impact on financing activities.

Cash Outlook

We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may require the use of cash.

In June 2007, we announced the approval by the board of directors of a new share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at March 31, 2008 was $204.7 million. We plan to continue repurchasing shares under this program.

In December 2006, we acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment, if any, will be recorded in goodwill and will not be known until the end of calendar year 2009.

In November 2007, we acquired WiLife, Inc., a privately held company that manufactures PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

We believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund capital expenditures and working capital needs for the foreseeable future.

Contractual Obligations and Commitments

As of March 31, 2008, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations and (iv) long-term liabilities for income taxes payable. The following summarizes our contractual obligations and commitments at March 31, 2008 (in thousands):

	Total	Payments Due by Period(1)
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$57,543	$13,013	$18,628	$14,206	$11,696
Purchase commitments — inventory	144,064	144,064	—	—	—
Purchase obligations — capital expenditures	13,560	13,560	—	—	—
Purchase obligations — operating expenses	33,588	33,588	—	—	—
Other long-term liabilities(2)	123,382	—	—	—	—

Total contractual obligations and commitments	$372,137	$204,225	$18,628	$14,206	$11,696

(1)	The table above does not include the performance based payments that we may have to make as part of our acquisition agreements described above.
(2)	Other long-term liabilities at March 31, 2008 included $14.8 million for deferred compensation, $95.0 million related to our FIN 48 income tax liability, $12.3 million in pension liability related to our defined benefit pension plans and $1.2 million related to various other obligations. As the specific payment dates for these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Operating Leases

The remaining terms on our non-cancelable operating leases expire in various years through 2023. Our asset retirement obligations on these leases as of March 31, 2008 were not material.

Purchase Commitments

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At March 31, 2008, fixed purchase commitments for capital expenditures amounted to $13.6 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2008, fixed purchase commitments for inventory amounted to $144.1 million, which are expected to be fulfilled by December 31, 2008. We also had other commitments of $33.6 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

Income Taxes Payable

At March 31, 2008, we had $95.0 million in non-current income taxes payable, including interest and penalties, related to our FIN 48 income tax liability. At this time, we cannot make a reasonably reliable estimate of the period in which a cash settlement will be made with the tax authorities.

Off-Balance Sheet Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At March 31, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.8 million. The maximum potential future payments under one of the two guarantee arrangements is limited to $2.8 million in total. The other guarantee is limited to purchases of specified components from the named supplier. Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of March 31, 2008. As of March 31, 2008, no amounts were outstanding under these guarantees. We do not believe, based on historical experience and information available as of the date of this annual report, that it is probable that any amounts will be required to be paid under any of the Company’s guarantee arrangements.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions as of March 31, 2008. We do not believe, based on historical experience and information available as of the date of this annual report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

Research and Development

For a discussion of the Company’s research and development activities, patents and licenses, please refer to Item 1 “Business”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese renminbi (“CNY”), British pound sterling, Japanese yen, Taiwanese dollar, Canadian dollar and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the Euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2008. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese yuan renminbi	$88,959	$(8,087)	$9,884
Japanese yen	U.S. dollar	(19,843)	1,804	(2,205)
Taiwanese dollar	U.S. dollar	14,226	(1,293)	1,581
Canadian dollar	U.S. dollar	(13,159)	1,196	(1,462)
Mexican peso	U.S. dollar	(7,053)	641	(784)
U.S. dollar	Swiss franc	787	(72)	87
U.S. dollar	Swedish krona	712	(65)	79
U.S. dollar	Euro	(616)	56	(68)
Euro	British pound sterling	21,587	(1,962)	2,399
Euro	Utd. Arab Emir. Dirham	1,035	(94)	115
Euro	Norwegian kroner	(909)	83	(101)
Euro	Swiss franc	503	(46)	56

		$86,229	$(7,839)	$9,581

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At March 31, 2008, net assets held in CNY totaled $89.0 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

From time to time, the Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense). Gains or losses in fair value on forward contracts related to forecasted inventory purchases are also recognized in earnings monthly and are included in cost of goods sold.

The notional amounts of foreign exchange forward contracts outstanding at March 31, 2008 were $8.4 million. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2008 were $21.5 million. Unrealized net losses on the contracts at March 31, 2008 were not material.

If the U.S. dollar had appreciated by 10% compared with the hedged foreign currency, an unrealized gain of $2.0 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the hedged foreign currency, a $2.4 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and short-term investments and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2008 and March 31, 2007 period end rates would not have a material effect on the Company’s results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Logitech’s financial statements and supplementary data required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a) for a listing of financial statements provided in the section titled “Financial Statements and Supplementary Data.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of such date, our disclosure controls and procedures are effective.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Logitech’s management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. Logitech’s internal control system was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles in the United States.

Logitech’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Changes in Internal Control over Financial Reporting

In light of the unauthorized actions and subsequent misrepresentations to management by the Company’s former Treasurer that led the Company to have significant exposure to dislocations in the credit markets, and the consequent significant write-down of short-term investments, the Company has formed a Treasury and Risk Management Committee (“TRMC”) to assist the Chief Financial Officer (“CFO”) in reviewing and approving proposed treasury strategies. The committee participates in a quarterly review of Treasury operations with the CFO. The Company has also reviewed transaction level controls in the Treasury department and has clearly segregated the roles and responsibilities of the Treasury staff. The new controls and procedures were implemented during the fourth quarter of fiscal year 2008.

There have been no other significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

Other information required by this Item may be found in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2008 (“the Proxy Statement”).

The Company’s code of ethics policy entitled, “Business Ethics and Conflict of Interest Policy of Logitech International S.A.,” covers members of the Company’s board of directors and its executive officers (including the principal executive officer, principal financial officer and controller) as well as all other employees.

The code of ethics addresses, among other things, the following items:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of any of the provisions described above; and

•	Accountability for adherence to the code.

Any amendments or waivers of the code of ethics for members of the Company’s board of directors or executive officers will be disclosed in the investor relations section of the Company’s Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company’s next Form 10-K filing. During fiscal year 2008, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

Logitech’s code of ethics is available on the Company’s Web site at www.logitech.com, and for no charge, a copy of the Company’s code of ethics can be requested via the following address or phone number:

Logitech

Investor Relations

6505 Kaiser Drive

Fremont, CA 94555 USA

Main 510-795-8500

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item may be found in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding transactions with related persons is set forth under “Certain Related Person Transactions”.

•	Information regarding director independence is set forth under “Election of Directors”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of the Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended March 31, 2008, 2007 and 2006

Consolidated Balance Sheets — March 31, 2008 and 2007

Consolidated Statements of Cash Flows — Years Ended March 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity — Years Ended March 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b) Signatures

(c) Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation of Logitech International S.A. as amended.	6-K	0-29174	08/04/06	1.1

3.2	Organizational Regulations of Logitech International S.A. as amended.	6-K	0-29174	11/03/06	15.1

10.1	1996 Stock Plan, as amended.	S-8	333-100854	05/27/03	4.2

10.2	Logitech International S.A. 2006 Stock Incentive Plan (including related forms of agreements)	S-8	333-140429	02/02/07	4.2

10.3	1996 Employee Share Purchase Plan (U.S.)	S-8 POS	333-100854	02/02/07	4.3

10.4	2006 Employee Share Purchase Plan (Non-U.S.)	S-8 POS	333-100854	02/02/07	4.4

10.5	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	05/21/03	4.1

10.6	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	05/21/03	4.2

10.7	Logitech Management Performance Bonus Plan	8-K	0-29174	05/13/08	10.1

10.8	Employment Agreement dated January 28, 2008 between Logitech Inc. and Gerald P. Quindlen					X

10.9	Change of Control Severance Agreement dated January 28, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen					X

10.10	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca					X

10.11	Change of Control Severance Agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca					X

10.12	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer					X

21.1	List of subsidiaries of Logitech International S.A.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

31.1	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*					X

*	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ GERALD P. QUINDLEN
Gerald P. Quindlen President and Chief Executive Officer

/s/ MARK J. HAWKINS
Mark J. Hawkins Chief Financial Officer and U.S. Representative

May 30, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerarld P. Quindlen and Mark J. Hawkins, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERALD P. QUINDLEN Gerald P. Quindlen	President and Chief Executive Officer (Principal Executive Officer)	May 30, 2008

/S/ MARK J. HAWKINS Mark J. Hawkins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 30, 2008

/S/ TOM F. FERGODA Tom F. Fergoda	Vice President and Corporate Controller (Principal Accounting Officer)	May 30, 2008

/S/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	May 30, 2008

/S/ GARY F. BENGIER Gary F. Bengier	Director	May 30, 2008

/s/ DANIEL BOREL Daniel Borel	Director	May 30, 2008

/S/ MATTHEW BOUSQUETTE Matthew Bousquette	Director	May 30, 2008

Erh-Hsun Chang	Director

/S/ KEE-LOCK CHUA Kee-Lock Chua	Director	May 30, 2008

Sally Davis	Director

/S/ ROBERT MALCOLM Robert Malcolm	Director	May 30, 2008

/S/ MONIKA RIBAR Monika Ribar	Director	May 30, 2008

L OGITECH INTERNATIONAL S.A.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation starting April 1, 2006. As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of March 31, 2007. As discussed in Note 13 the Company changed the manner in which it accounts for uncertainty in income taxes starting April 1, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California May 30, 2008

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended March 31,
	2008	2007	2006
Net sales	$2,370,496	$2,066,569	$1,796,715
Cost of goods sold	1,521,378	1,357,044	1,222,605

Gross profit	849,118	709,525	574,110
Operating expenses:
Marketing and selling	324,451	272,264	221,504
Research and development	124,544	108,256	87,953
General and administrative	113,443	98,143	65,742

Total operating expenses	562,438	478,663	375,199
Operating income	286,680	230,862	198,911
Interest income, net	15,508	8,733	3,591
Other income (expense), net	(39,374)	15,962	7,352

Income before income taxes	262,814	255,557	209,854
Provision for income taxes	31,788	25,709	28,749

Net income(1)	$231,026	$229,848	$181,105

Net income per share:
Basic	$1.27	$1.26	$1.00
Diluted	$1.23	$1.20	$.92

Shares used to compute net income per share:
Basic	181,362	182,635	181,361
Diluted	187,942	190,991	198,769

(1)	Net income for fiscal year 2008 and 2007 includes share-based compensation expense under SFAS 123R of $16.3 million and $14.9 million, net of tax benefit, related to employee stock options and employee stock purchases. The consolidated statement of income for fiscal year 2006 does not include the effect of share-based compensation expense, because the Company implemented SFAS 123R using the modified prospective transition method effective April 1, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$482,352	$196,197
Short-term investments	3,940	214,625
Accounts receivable	373,619	310,377
Inventories	245,737	217,964
Other current assets	60,668	68,257

Total current assets	1,166,316	1,007,420
Property, plant and equipment	104,461	87,054
Goodwill	194,383	179,991
Other intangible assets	21,730	18,920
Other assets	40,042	34,078

Total assets	$1,526,932	$1,327,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$11,856
Accounts payable	287,001	218,129
Accrued liabilities	156,094	228,310

Total current liabilities	443,095	458,295
Other liabilities	123,793	24,644

Total liabilities	566,888	482,939

Commitments and contingencies
Shareholders’ equity:
Shares, par value CHF 0.25 — 231,606,620 authorized, 60,661,860 conditionally authorized and 191,606,620 issued at March 31, 2008; 231,606,620 authorized, 71,561,860 conditionally authorized and 191,606,620 issued at March 31, 2007	33,370	33,370
Additional paid-in capital	49,821	72,779
Shares in treasury, at cost, 12,431,093 at March 31, 2008 and 9,363,639 at March 31, 2007	(338,293)	(217,073)
Retained earnings	1,234,629	995,606
Accumulated other comprehensive loss	(19,483)	(40,158)

Total shareholders’ equity	960,044	844,524

Total liabilities and shareholders’ equity	$1,526,932	$1,327,463

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$231,026	$229,848	$181,105
Non-cash items included in net income:
Depreciation	43,831	35,239	29,880
Amortization of other intangible assets	5,391	4,876	4,641
Share-based compensation expense related to options and purchase rights	21,040	19,464	—
Write-down of investments	79,823	—	1,168
Gain on sale of investment	(27,761)	(8,980)	(560)
Excess tax benefits from share-based compensation	(15,231)	(13,076)	—
Gain on cash surrender value of life insurance policies	(724)	(1,006)	(1,523)
In-process research and development	—	1,000	—
Deferred income taxes and other	(2,138)	(9,175)	(3,701)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(31,212)	(9,917)	(66,651)
Inventories	(10,230)	(11,478)	(25,425)
Other assets	(10,725)	(8,637)	(5,416)
Accounts payable	61,096	33,890	5,162
Accrued liabilities	48,893	41,777	33,537

Net cash provided by operating activities	393,079	303,825	152,217

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,900)	(47,246)	(54,102)
Purchases of short-term investments	(379,793)	(416,475)	—
Sales of short-term investments	538,479	201,850	—
Sale of investment	13,308	12,874	—
Acquisitions, net of cash acquired	(59,722)	(20,524)	860
Premiums paid on cash surrender value life insurance policies	(1,151)	(537)	(1,464)

Net cash provided by (used in) investing activities	53,221	(270,058)	(54,706)

Cash flows from financing activities:
Borrowings (repayments) of short-term debt	(11,739)	(2,181)	5,192
Purchases of treasury shares	(219,742)	(138,095)	(241,352)
Proceeds from sale of shares upon exercise of options and purchase rights	50,603	44,706	49,206
Excess tax benefits from share-based compensation	15,231	13,076	—

Net cash used in financing activities	(165,647)	(82,494)	(186,954)

Effect of exchange rate changes on cash and cash equivalents	5,502	(90)	(6,820)

Net increase (decrease) in cash and cash equivalents	286,155	(48,817)	(96,263)
Cash and cash equivalents at beginning of period	196,197	245,014	341,277

Cash and cash equivalents at end of period	$482,352	$196,197	$245,014

Supplemental cash flow information:
Interest paid	$22	$178	$1,582
Income taxes paid	$11,655	$10,165	$6,456
Non-cash financing activities:
Conversion of convertible debt to registered shares	$—	$—	$138,674

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount		Shares	Amount
March 31, 2005	191,606	$33,370	$125,745	14,642	$(173,728)	$584,653	$(43,891)	$526,149
Net income	—	—	—	—	—	181,105	—	181,105
Cumulative translation adjustment	—	—	—	—	—	—	(3,314)	(3,314)
Change in unrealized gain on investment, net of tax of $1,659	—	—	—	—	—	—	19,611	19,611
Deferred realized hedging loss	—	—	—	—	—	—	(617)	(617)

Total comprehensive income								196,785

Tax benefit from exercise of stock options	—	—	15,714	—	—	—	—	15,714
Purchase of treasury shares	—	—	—	12,276	(241,352)	—	—	(241,352)
Sale of shares upon exercise of options and purchase rights	—	—	(46,716)	(7,066)	95,922	—	—	49,206
Conversion of convertible debt	—	—	5,596	(10,897)	133,078	—	—	138,674

March 31, 2006	191,606	$33,370	$100,339	8,955	$(186,080)	$765,758	$(28,211)	$685,176

Net income	—	—	—	—	—	229,848	—	229,848
Cumulative translation adjustment	—	—	—	—	—	—	9,695	9,695
Change in unrealized gain on investment, net of tax of $601	—	—	—	—	—	—	(10,211)	(10,211)
Reclassification adjustment for net realized gains on investment, net of tax of $1,058	—	—	—	—	—	—	(9,400)	(9,400)
Deferred realized hedging loss	—	—	—	—	—	—	697	697

Total comprehensive income								220,629

Adoption of SFAS 158, net of tax of $859	—	—	—	—	—	—	(2,728)	(2,728)
Tax benefit from exercise of stock options	—	—	14,668	—	—	—	—	14,668
Purchase of treasury shares	—	—	—	5,610	(138,095)	—	—	(138,095)
Sale of shares upon exercise of options and purchase rights	—	—	(62,396)	(5,201)	107,102	—	—	44,706
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	20,168	—	—	—	—	20,168

March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524

Net income	—	—	—	—	—	231,026	—	231,026
Cumulative translation adjustment	—	—	—	—	—	—	28,006	28,006
Realized hedging loss	—	—	—	—	—	—	(992)	(992)
Actuarial loss on pension plan, net of tax of $31	—	—	—	—	—	—	(6,339)	(6,339)

Total comprehensive income								251,701

Change in pension plan measurement date						(317)		(317)
Adjustment for the adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	—	—	8,314	—	8,314
Tax benefit from exercise of stock options	—	—	3,894	—	—	—	—	3,894
Purchase of treasury shares	—	—	—	7,784	(219,742)	—	—	(219,742)
Sale of shares upon exercise of options and purchase rights	—	—	(47,919)	(4,717)	98,522	—	—	50,603
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	21,067	—	—	—	—	21,067

March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Logitech International S.A. is a world leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, interactive gaming and wireless devices. For the PC, the Company’s products include mice, trackballs, keyboards, video security, gaming controllers, multimedia speakers, headsets, webcams and 3D control devices. For digital music devices, the Company’s products include speakers and headphones. For gaming consoles, the Company offers a range of controllers and other accessories. In addition, Logitech offers wireless music solutions for the home, advanced remote controls for home entertainment systems and a PC-based video security solution for a home or small business. The Company generates revenues from sales of its products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). The Company’s sales to its retail channels comprise the large majority of its revenues.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in North America, Europe and Asia Pacific. Shares of Logitech International S.A. trade on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SWX Swiss Exchange, under the trading symbol LOGN.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Foreign Currencies

The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the Euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. The financial statements of the Company’s subsidiaries whose functional currency is other than the

U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reported in other income, net in the statement of income.

Revenue Recognition

Revenues are recognized when all of the following criteria are met:

•	evidence of an arrangement exists between the Company and the customer;

•	delivery has occurred and title and risk of loss transfer to the customer;

•	the price of the product is fixed or determinable; and

•	collectibility of the receivable is reasonably assured.

Revenues from sales to distributors and authorized resellers are recognized net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and price protection. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

The Company grants limited rights to return product, and return rights vary by customer. Estimates of expected future product returns are recognized as a reduction of revenue at the time of sale, based on analyses of historical trends by customer and by product, distributor and retailer inventory levels, and other factors.

Cooperative marketing arrangements include contractual customer marketing and sales incentive programs. Under the customer marketing programs, the Company generally offers customers an allowance for marketing activities equal to a negotiated percentage of sales. Other sales incentive programs include various fixed discount and rebate programs. The costs of cooperative marketing arrangements and other sales incentive programs are recognized as a reduction of the sale price at the time of sale and are estimated based on the negotiated fixed percentage of the customer’s purchases in the period the Company recognizes revenue. Accruals for sales incentive programs are recorded at the time of sale based on negotiated terms, historical experience and inventory levels in the channel.

Customer incentive programs include volume and consumer rebates. Volume rebates are related to purchase volumes or sales of specific products by distributors to specified retailers. Consumer rebates are offered from time to time at the Company’s discretion directly to end-users. Contractual volume rebates to distribution or retail customers are recognized as a reduction of the sale price at the time of shipment, and are estimated based on the negotiated terms and the Company’s historical experience. The costs of consumer rebates are recorded at the time the incentive is offered and are estimated based on historical experience and the specific terms and conditions of the incentive.

The Company has contractual agreements with certain of its customers that contain terms allowing price protection credits to be issued for customers’ on-hand or in transit new inventory if the Company, in its sole discretion, lowers the price of the product. The estimated costs of price protection programs are recorded as a reduction of revenue at the time of sale based on planned price reductions, units held by qualifying customers and historical trends by customer and by product.

The Company regularly evaluates the adequacy of its accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company recognizes adjustments to recorded costs in the period of change. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue may be deferred until products are sold to end-users.

The Company’s shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Income for all periods presented.

Research and Development Costs

Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $188.5 million, $169.8 million and $144.2 million in fiscal years 2008, 2007 and 2006. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions to limit exposure with any one financial institution.

The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2008, two customers each represented 15% of total accounts receivable. As of March 31, 2007, one customer represented 16% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

The Company’s OEM customers tend to be well-capitalized, multi-national companies, while distributors and key retailers may be less well-capitalized. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers’ financial condition. The Company generally does not require collateral from its customers.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowances are based on the Company’s regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels. Bad debt expense for fiscal years 2008, 2007 and 2006 amounted to $603,000, $527,000 and $9,000.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on a consideration of product life cycle stage, technology trends, historical sales, product development plans, component cost trends and assumptions about future demand and market conditions.

Investments

The Company’s short-term investments are primarily auction rate securities and are classified as available-for-sale as of March 31, 2008. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements are capitalized, and maintenance and repairs are expensed as incurred. The Company capitalizes the cost of software developed for internal use in connection with major projects. Costs incurred during the feasibility stage are expensed, whereas costs incurred during the application development stage are capitalized.

With the exception of tooling, depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, software development over useful lives of three to five years and leasehold improvements over the life of the lease, not to exceed five years. Tooling is depreciated over the forecasted life of the tool, not to exceed one year from the time it is placed into production. Depreciation for tooling is calculated based on the forecasted production volume and adjusted quarterly based on actual production. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of net income.

Goodwill and Other Intangible Assets

The Company’s intangible assets principally include goodwill, acquired technology, trademarks, customer contracts and customer relationships, and other. Intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and customer relationships, and other, are recorded at cost and amortized using the straight-line method over their useful lives ranging from one month to ten years. Intangible assets with indefinite lives, which include goodwill, are recorded at cost and evaluated at least annually for impairment.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as investments, property and equipment, and intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of investments, property and equipment, and other intangible assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to fair value, which is determined based on the asset’s projected discounted cash flows or appraised value, depending on the nature of the asset. Goodwill is evaluated for impairment at least annually.

Income Taxes

The Company provides for income taxes using the liability method, which requires that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences resulting from differing treatment of items for tax and accounting purposes. In estimating future tax consequences, expected future events are taken into consideration, with the exception of potential tax law or tax rate changes.

During the first quarter of fiscal year 2008, Logitech adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As Amended), “Accounting for Uncertainty in Income

Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Note 13 of the condensed consolidated financial statements describes FIN 48 and the effects on our results of operations and financial position arising from its adoption.

The Company’s assessment of uncertain tax positions under FIN 48 requires that management make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on the Company’s income tax provision and its results of operations.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to their short maturities. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average outstanding shares. Diluted net income per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of employee stock options and convertible debt.

The dilutive effect of in-the-money stock options is calculated based on the average share price for each fiscal period using the treasury stock method, which assumes that the amount used to repurchase shares includes the amount the employee must pay for exercising stock options, the amount of compensation cost not yet recognized for future service, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. The dilutive effect of convertible debt is based upon conversion, computed using the if-converted method.

Share-Based Compensation Expense

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), effective April 1, 2006, using the modified prospective transition method. Therefore, results for periods prior to April 1, 2006 have not been restated to include share-based compensation expense calculated in accordance with SFAS 123R. The Company recognized share-based compensation expense in those periods in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Logitech has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Share-based compensation expense for fiscal years 2008 and 2007 includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted prior to but not yet vested as of April 1, 2006, based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). These compensation costs are recognized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock

Appreciation Rights and Other Variable Stock Option or Award Plans”, on a straight-line basis over the service period for each separately vesting portion of the award (multiple-option approach).

Share-based compensation expense for fiscal years 2008 and 2007 also includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model. These compensation costs are recognized on a straight-line basis over the service period of the award, which is generally the option vesting term of four years (single-option approach).

Prior to adopting SFAS 123R, tax benefits resulting from the exercise of stock options were presented as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share-based compensation costs for such options.

The Company will recognize a benefit from share-based compensation in paid-in capital only if an incremental tax benefit is realized after all other available tax attributes have been utilized. For income tax footnote disclosure, the Company has elected to offset deferred tax assets against the valuation allowance related to the net operating loss and tax credit carryforwards from accumulated tax benefits determined under APB 25. The Company will recognize these tax benefits in paid-in capital in accordance with Footnote 82 of SFAS 123R when the deduction reduces cash taxes payable. In addition, the Company has elected to account for the indirect benefits of share-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in capital.

The adoption of SFAS 123R had a material impact on earnings per share and the consolidated financial statements for fiscal years 2008 and 2007, and is expected to continue to materially impact the Company’s financial statements in the foreseeable future.

Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consists of net income and other comprehensive income, a component of shareholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments from those entities not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable equity securities, net deferred gains and losses and prior service costs for defined benefit pension plans, and net deferred gains and losses on hedging activity.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts.

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense). Gains or losses in fair value on forward contracts related to forecasted inventory purchases are also recognized in earnings monthly and are included in cost of goods sold.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 affects other accounting pronouncements that require or permit fair value measurements where the FASB has previously concluded that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but may change current practice in some instances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in the first quarter of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157 and FSP 157-2 will have on the Company’s consolidated financial statements and disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and would be applied prospectively in the first quarter of the Company’s fiscal year 2009. The Company is evaluating which eligible items might be measured at fair value, and what the financial statement and disclosure impact would be.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt SFAS 161 in the first quarter of fiscal year 2010, and we are evaluating the disclosure impact.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2008	2007	2006
Net income — basic	$231,026	$229,848	$181,105
Convertible debt interest expense, net of income taxes	—	—	1,520

Net income — diluted	$231,026	$229,848	$182,625

Weighted average shares — basic	181,362	182,635	181,361
Effect of dilutive stock options	6,580	8,356	11,380
Effect of dilutive convertible debt	—	—	6,028

Weighted average shares — diluted	187,942	190,991	198,769

Net income per share — basic	$1.27	$1.26	$1.00

Net income per share — diluted	$1.23	$1.20	$0.92

During fiscal years 2008, 2007 and 2006, 3,957,572, 3,327,825 and 1,615,556 share equivalents attributable to outstanding stock options were excluded from the calculation of diluted net income per share because the exercise prices of these options were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table represents the effect of in-the-money employee stock options treated as potential shares in computing diluted earnings per share (in thousands except per share amounts):

	Year Ended March 31
	2008	2007
In-the-money employee stock options treated as potential shares	15,881	18,035
Percentage of basic weighted average shares outstanding	8.8%	9.9%
Average share price	$28.74	$23.44

The following table illustrates the dilution effect of stock options granted and exercised (in thousands except per share amounts):

	Year ended March 31
	2008	2007	2006
Basic weighted average shares outstanding as of March 31	181,362	182,635	181,361
Stock options granted	3,891	2,555	3,451
Stock options canceled, forfeited, or expired	(652)	(688)	(1,265)

Net options granted	3,239	1,867	2,186
Grant dilution(1)	1.8%	1.0%	1.2%
Stock options exercised	4,162	4,599	6,476
Exercise dilution(2)	2.3%	2.5%	3.6%

(1)	The percentage of grant dilution is computed based on net options granted as a percentage of shares outstanding.
(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of shares outstanding.

Note 4 — Short-term Investments

The Company’s short-term investments portfolio as of March 31, 2008 and March 31, 2007 consisted of the following types of collateralized investments (in thousands):

	March 31, 2008		March 31, 2007
	Par Value	Carrying Value	Par Value	Carrying Value
Residential and Commercial Mortgages	$47,474	$3,940	$85,650	$85,650
Student Loans	—	—	89,775	89,775
Revenue Bonds	—	—	35,000	35,000
Utility Mortgage Bonds	—	—	4,200	4,200

	$47,474	$3,940	$214,625	$214,625

The short-term investments are primarily auction rate securities, and are classified as available-for-sale and reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our short-term investments as of March 31, 2008 have maturity dates in excess of 10 years. These investments were considered highly liquid, however during fiscal year 2008, auctions for these investments failed.

Fair value at March 31, 2007 was based on quoted market prices. Fair value at March 31, 2008 was estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. During fiscal year 2008 the Company recorded an unrealized loss of $79.8 million related to the other-than-temporary decline in the estimated fair value of these investments. The estimated fair value of short-term investments has deteriorated in each of the past three fiscal quarters due to continued disruptions in the U.S. credit market.

During the third quarter of fiscal year 2008, the Company sold at par value 50% of each of its short-term investments owned at September 30, 2007 as part of a confidential settlement agreement. The sale price was not necessarily indicative of current market prices or fair value for the securities. As a result of the settlement and sale of these securities, the Company recorded $33.7 million as realized gain in the third quarter of fiscal year 2008. During the third quarter of fiscal year 2008, the Company also sold all of its investments in its portfolio collateralized by corporate debt at a realized loss of $6.0 million.

As of March 31, 2008 and 2007, the Company had not recognized any unrealized gains or losses related to its short-term investments in other comprehensive income.

Note 5 — Acquisitions

In November 2007, the Company acquired WiLife, Inc. (“WiLife”), a privately held company that manufactures PC-based video cameras for self-monitoring a home or a small business. The acquisition is part of the Company’s strategy to expand its presence in digital home products.

Total consideration paid, net of cash acquired was $22.0 million, which includes $0.7 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of WiLife for $21.7 million in cash, plus a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available as of the date of acquisition. The results of operations of WiLife were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of WiLife is presented in the following table. The purchase price allocation is preliminary due to unresolved liability claims.

	November 13, 2007	Estimated Life
Tangible assets acquired	$3,432
Intangible assets acquired
Existing technology	3,000	6 years
Patents and core technology	3,700	5 years
Trademark/trade name	1,300	5 years
Customer relationships and other	200	3 years
Goodwill	13,822	—

	22,022
Liabilities assumed	(3,983)
Deferred tax asset, net	639

Total consideration	$22,110

The existing technology relates to the video surveillance cameras and software used in WiLife’s PC-based video monitoring systems. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology. The patents and core technology represent awarded patents, filed patent applications and core architectures used in WiLife’s current and planned future products. Trademark/trade name relates to the WiLife brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to WiLife’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax asset relates to the tax benefit of a net operating loss carryforward, net of the deferred tax liability related to intangible assets.

In October 2006, the Company acquired Slim Devices, Inc. (“Slim Devices”), a privately held company specializing in network-based audio systems for digital music, based in Mountain View, California. The acquisition is part of the Company’s strategy to expand its presence in the digital music and home-entertainment control environment.

Total consideration paid was $20.6 million, which includes $0.6 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of Slim Devices for $20.0 million in cash, plus a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. No payment is due if the applicable net revenues total $40 million or less. The maximum performance-based payment is $89.5 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2009.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available as of the date of acquisition. The results of operations of Slim Devices were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The total consideration, including transaction costs, was allocated to the fair values of assets acquired and liabilities assumed as follows (in thousands):

	October 17, 2006	Estimated Life
Tangible assets acquired	$1,749
Intangible assets acquired
Technology	10,000	5 years
Trademark/ trade name	3,100	6.5 years
Customer relationships and other	520	3.7 years
Goodwill	10,683	—

	24,303
Liabilities assumed	(473)
Deferred tax liability related to intangible assets acquired	(4,998)

Total Consideration	$20,581

The technology relates to proprietary hardware and software developed by Slim Devices including the Squeezebox, the Transporter, the SlimServer software and the SqueezeNetwork. The SqueezeNetwork delivers content to devices such as the Squeezebox and Transporter directly from the Internet, without requiring a PC.

Trademark/trade name relates to the Slim Devices product brand names. The value of the trademark/trade name was determined using the royalty savings approach, which estimates the value of the assets by capitalizing the royalties saved as a result of acquiring the assets. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives, ranging from one month to 7 years. The technology associated with the acquisition includes $1.0 million of in-process research and development, which had not reached technological feasibility at the time of the acquisition and had no further alternative uses, and was expensed to research and development expense upon consummation of the acquisition. The values of the existing technology, in-process technology and customer relationships were determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

Note 6 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	March 31,
	2008	2007
Accounts receivable:
Accounts receivable	$504,406	$404,373
Allowance for doubtful accounts	(2,497)	(3,322)
Allowance for returns	(21,099)	(15,821)
Allowances for customer programs	(107,191)	(74,853)

	$373,619	$310,377

Inventories:
Raw materials	$46,315	$41,542
Work-in-process	13	251
Finished goods	199,409	176,171

	$245,737	$217,964

Other current assets:
Tax and VAT refund receivables	$23,882	$19,695
Deferred taxes	18,961	22,705
Prepaid expenses and other	17,825	25,857

	$60,668	$68,257

Property, plant and equipment:
Plant and buildings	$33,815	$31,351
Equipment	123,104	95,915
Computer equipment	47,027	34,469
Computer software	51,552	49,804

	255,498	211,539
Less: accumulated depreciation	(167,153)	(135,225)

	88,345	76,314
Construction-in-progress	12,866	7,715
Land	3,250	3,025

	$104,461	$87,054

Other assets:
Deferred taxes	$22,618	$20,639
Cash surrender value of life insurance contracts	12,793	10,888
Deposits and other	4,631	2,551

	$40,042	$34,078

Accrued liabilities:
Accrued marketing expenses	$30,764	$29,881
Accrued personnel expenses	52,895	34,450
Income taxes payable — current	15,051	93,245
Accrued freight and duty	13,969	12,246
Deferred payment for Intrigue Technologies acquisition	—	33,685
Other accrued liabilities	43,415	24,803

	$156,094	$228,310

Long-term liabilities:
Income taxes payable — non-current	$95,013	$—
Obligation for management deferred compensation	14,934	12,424
Other long-term liabilities	13,846	12,220

	$123,793	$24,644

Note 7 — Investments

In July 2003, the Company made a $15.1 million cash investment in Anoto Group AB (“Anoto”), a publicly traded Swedish technology company from which Logitech licensed its digital pen technology. The investment represented approximately 9.5% of Anoto’s outstanding shares as of March 31, 2006. During fiscal year 2007, the Company sold its Anoto investment and recognized a gain of $9.1 million, which was included in other income, net for fiscal year 2007.

In connection with the investment, a Logitech executive was elected to the Anoto board of directors. The license agreement required Logitech to pay a license fee for the rights to use the Anoto technology and a license fee on the sales value of digital pen solutions sold by Logitech. Also, the agreement included non-recurring engineering (“NRE”) service fees primarily for specific development and maintenance of Anoto’s licensed technology. During fiscal years 2007 and 2006, expenses incurred for license fees to Anoto were $0.3 million and $0.5 million.

Note 8 — Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the year ended March 31, 2008 and 2007 (in thousands):

	March 31,
	2008	2007
Beginning balance	$179,991	$135,396
Additions	17,569	44,367
Cumulative translation adjustments	(3,177)	228

Ending balance	$194,383	$179,991

The acquisition of WiLife increased goodwill by $13.8 million. Goodwill also increased by $4.0 million due to an increase in the deferred payment amount payable to the former shareholders of Intrigue Technologies, Inc.

During the third quarter of fiscal year 2008, the Company determined that the functional currency of an entity acquired in fiscal year 2005 was incorrectly designated. The Company recorded an adjustment of $7.5 million to reduce goodwill with a corresponding amount recorded in cumulative translation adjustment which is a component of accumulated other comprehensive loss. This correcting adjustment was recorded in the third quarter of fiscal year 2008 since the impact was not material to goodwill, accumulated other comprehensive loss and comprehensive income in this period or any prior periods.

The remainder of the change in goodwill related to foreign currency translation adjustments. None of the goodwill is expected to be deductible for tax purposes.

The Company intends to fully integrate WiLife’s business into its existing operations, and discrete financial information for WiLife will not be maintained. Accordingly, the acquired goodwill will be evaluated for impairment at the total enterprise level.

The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. While the Company has fully integrated all of its acquired companies, the Company continues to maintain discrete financial information for 3Dconnexion and, accordingly, determines impairment of the goodwill acquired with the 3Dconnexion acquisition at the entity level. All other acquired goodwill is evaluated for impairment at the total enterprise level. Based on impairment tests performed, there has been no impairment of the Company’s goodwill to date.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2008			March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/tradename	$21,385	$(16,896)	$4,489	$19,943	$(14,902)	$5,041
Technology	37,523	(20,911)	16,612	34,423	(21,248)	13,175
Customer contracts	2,318	(1,689)	629	2,120	(1,416)	704

	$61,226	$(39,496)	$21,730	$56,486	$(37,566)	$18,920

For fiscal years 2008, 2007 and 2006, amortization expense for other intangible assets was $5.4 million, $4.9 million and $4.6 million. The Company expects that annual amortization expense for the fiscal years ending 2009, 2010, 2011, 2012 and 2013 will be $5.6 million, $4.6 million, $4.4 million, $3.5 million and $2.2 million; and $1.4 million in total thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $131.9 million at March 31, 2008. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2008, the Company had no outstanding borrowings under these lines of credit. Borrowings outstanding at March 31, 2007 were $11.9 million. The borrowings under these agreements were denominated in Japanese yen at a weighted average annual interest rate of 1.7% at March 31, 2007.

Note 10 — Shareholders’ Equity

Exchange of Nasdaq-Listed American Depositary Shares

In October 2006, the Company exchanged its Nasdaq-listed ADSs for Logitech shares on a one-for-one basis and continued its Nasdaq listing with shares in lieu of ADSs. As a result of the exchange, the same Logitech shares trade on the Nasdaq Global Select Market and the SWX Swiss Exchange. Since the exchange of the Nasdaq-listed ADSs for Logitech shares was a one-for-one exchange, there was no impact on financial statement or per share amounts.

Stock Split

In June 2006, the Company’s shareholders approved a two-for-one split of Logitech’s shares, which took effect on July 14, 2006. In June 2005, the Company’s shareholders also approved a two-for-one split of Logitech’s shares, which took effect on June 30, 2005. All references to share and per-share data for all periods presented herein have been adjusted to give effect to these stock splits.

Authorized and Conditional Share Capital

In June 2006, the Company’s shareholders renewed the approval of 40 million authorized shares for use in acquisitions, mergers and other transactions. This authorization expires in June 2008.

In addition, the Company has conditionally authorized shares totaling 60,661,860 to cover option rights granted or other equity rights that may be granted to employees, officers and directors of Logitech under its employee equity incentive plans. In June 2007, the Company’s Board of Directors approved a change in the Company’s Articles of Incorporation which eliminated the conditional share capital for 10,900,000 shares covering conversion rights granted in connection with the issuance of the Company’s convertible bonds in 2001. This conditional share capital was no longer required, as the Company satisfied its conversion obligations during fiscal year 2006 by the delivery of treasury shares rather than the issuance of shares from conditional share capital.

Dividends

Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 316.6 million or $318.1 million based on exchange rates at March 31, 2008) and is subject to shareholder approval.

Legal Reserves

Under Swiss corporate law, a minimum of 5% of the Company’s annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company’s issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.6 million at March 31, 2008.

Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the amount of treasury shares repurchased at year-end. The reserve for treasury shares, which is not available for distribution, totaled $402.6 million at March 31, 2008.

Share Repurchases

During fiscal years 2008, 2007 and 2006, the Board of Directors authorized the following share buyback programs (in thousands):

Date of Announcement	Approved Buyback Amount	Equivalent USD Amount(1)	Expiration Date	Completion Date	Amount Remaining
June 2007	USD 250,000	$250,000	June 2010	—	$204,718
May 2006	USD 250,000	$250,000	June 2009	February 2008	$—
June 2005	CHF 300,000	$235,000	June 2008	November 2006	$—
April 2004	CHF 250,000	$200,000	June 2006	November 2005	$—

(1)	Represents the approved buyback amount in U.S. dollars, calculated based on exchange rates on the announcement dates.

The Company repurchased shares under these buyback programs as follows (in thousands):

Date of Announcement	Amount Repurchased During Year ended March 31,(1)
	Program to date		2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	1,750	$45,384	1,750	$45,384	—	$—	—	$—
May 2006	8,760	250,968	6,034	174,358	2,726	76,610	—	—
June 2005	11,286	236,098	—	—	2,884	61,485	8,402	174,613
April 2004	14,974	201,264	—	—	—	—	3,874	66,739

	36,770	$733,714	7,784	$219,742	5,610	$138,095	12,276	$241,352

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 11 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2008	2007
Cumulative translation adjustment	$(10,523)	$(38,529)
Adoption of SFAS 158, net of tax	—	(2,728)
Pension liability adjustments	(9,067)	—
Deferred hedging gains	107	1,099

	$(19,483)	$(40,158)

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of March 31, 2008, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. A total of 12,000,000 shares have been reserved for issuance under both the 1996 and 2006 ESPP plans. As of March 31, 2008, a total of 940,806 shares were available for issuance under these plans.

On June 16, 2006, Logitech’s shareholders approved adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) with an expiration date of June 16, 2016. The Plan replaces the 1996 Stock Plan (“1996 Plan”). The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and restricted stock units, which are bookkeeping entries reflecting the equivalent of shares. Stock options granted under the 2006 Plan will generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan will have terms not exceeding ten years and will be issued at exercise prices not less than the fair market value on the date of grant. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. An aggregate of 14,000,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2008, a total of 8,472,075 shares were available for issuance under this plan.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”), for share-based awards granted to employees and directors including stock options and share purchases under the 2006 ESPP and 1996 ESPP. The following table summarizes the share-based compensation expense and related tax benefit recognized in accordance with SFAS 123R for fiscal years 2008 and 2007 (in thousands).

	Year Ended March 31,
	2008	2007
Cost of goods sold	$2,706	$2,077

Share-based compensation expense included in gross profit	2,706	2,077

Operating expenses:
Marketing and selling	7,696	7,167
Research and development	3,505	3,151
General and administrative	7,132	7,069

Share-based compensation expense included in operating expenses	18,333	17,387
Total share-based compensation expense related to employee stock options and employee stock purchases	21,039	19,464
Less tax benefit	4,773	4,526

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$16,266	$14,938

As of March 31, 2008 and 2007 $0.7 million of share-based compensation cost was capitalized to inventory. During fiscal year 2006, no share-based compensation cost was capitalized. As of March 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $44.2 million, which is expected to be recognized over the next 38 months on a weighted-average basis.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee share-based compensation expense was reflected in the results of operations for fiscal year 2006 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The employee stock purchases were deemed non-compensatory under the provisions of APB 25.

If the Company had used SFAS 123 to account for share-based compensation expense for fiscal year 2006, net income and net income per share would have been as follows (in thousands except per-share amounts):

2006
Net income:
As reported	$181,105
Total share-based compensation expense using the fair value method	(19,896)
Tax benefit	5,014

Pro forma net income	$166,223

Basic net income per share:
As reported	$1.00
Pro forma	$0.92
Diluted net income per share:
As reported	$0.92
Pro forma	$0.84

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Year ended March 31,
	2008	2007	2006	2008	2007	2006
	Purchase Plans			Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	6 months	3.8 years	3.9 years	3.7 years
Expected volatility	38%	33%	26%	33%	40%	47%
Risk-free interest rate	4.23%	4.98%	3.67%	4.01%	4.75%	4.16%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The Company has not paid dividends since 1996.

The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors.

Expected share price volatility is based on historical volatility using daily prices over the term of past options or purchase offerings. The Company considers historical share price volatility as most representative of future stock option volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company’s stock options or purchase offerings.

SFAS 123R requires the Company to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to April 1, 2006, forfeitures were recognized as they occurred.

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2008	2007	2006	2008	2007	2006
	Purchase Plans			Stock Option Plans
Weighted average grant-date fair value of options granted	$7.63	$5.87	$4.21	$9.14	$8.11	$7.47
Expected forfeitures	0%	0%	0%	7%	8%	0%

A summary of activity under the stock option plans is as follows (exercise prices are weighted averages):

	Year ended March 31,
	2008		2007		2006
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	18,875,722	$12	21,607,944	$10	25,897,324	$8
Granted	3,890,700	$30	2,555,200	$22	3,451,470	$19
Exercised	(4,161,719)	$9	(4,599,180)	$7	(6,476,232)	$7
Cancelled or expired	(652,327)	$21	(688,242)	$13	(1,264,618)	$10

Outstanding, end of year	17,952,376	$17	18,875,722	$12	21,607,944	$10

Exercisable, end of year	9,933,547	$12	10,436,970	$9	10,509,818	$7

The total pretax intrinsic value of options exercised during the fiscal years ended March 31, 2008 and 2007 was $84.9 million and $72.0 million and the tax benefit realized for the tax deduction from options exercised during those periods was $18.9 million and $16.5 million. The total fair value of options vested as of March 31, 2008 and 2007 was $42.9 million and $37.9 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008 (exercise prices and contractual lives are weighted averages, and aggregate intrinsic values are in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value	Number	Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value
$ 1.00 — $ 8.99	3,517,337	$6	3.8	$66,887	3,294,337	$6	3.7	$62,945
$ 9.00 — $ 11.49	3,922,981	$11	5.0	56,992	3,350,179	$11	4.8	48,948
$11.50 — $ 20.19	3,083,872	$16	6.0	29,520	2,110,574	$15	5.4	21,733
$20.20 — $ 27.49	3,827,386	$22	8.1	13,016	1,146,332	$22	7.7	4,299
$27.50 — $ 40.49	3,600,800	$31	9.4	—	32,125	$30	8.6	—

$ 1.00 — $ 40.49	17,952,376	$17	6.5	$166,415	9,933,547	$12	4.9	$137,925

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $25.44 at March 31, 2008, which would have been received by the option holders had these option holders exercised their options as of that date. The total number of fully vested in-the-money options exercisable as of March 31, 2008 was 9,933,547. As of

March 31, 2008, 8,018,829 options were unvested, of which 6,478,326 are expected to vest, based on an estimated forfeiture rate of 7%.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2008, 2007 and 2006, were $7.3 million, $5.7 million and $4.1 million.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans covering substantially all of their employees. Retirement benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. The Company adopted SFAS 158 in fiscal year 2007, and changed the measurement dates of all plans to March 31 in fiscal year 2008, using the alternative transition method.

The net periodic benefit cost for fiscal years 2008 and 2007 was as follows (in thousands):

	Year ended March 31,
	2008	2007
Service cost	$2,568	$3,068
Interest cost	1,157	890
Expected return on plan assets	(1,486)	(955)
Amortization of net transition obligation	5	5
Recognized net actuarial loss	141	105

Net periodic benefit cost	$2,385	$3,113

The changes in projected benefit obligations for fiscal years 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007
Projected benefit obligation, beginning of year	$34,787	$29,403
Service cost	2,568	3,068
Interest cost	1,157	890
Plan participant contributions	1,430	—
Actuarial loss	2,962	761
Benefits paid	(500)	(628)
Administrative expense paid	(211)	—
Foreign currency exchange rate changes	7,615	1,294

Projected benefit obligation, end of year	$49,808	$34,788

The following table presents the changes in the fair value of plan assets for fiscal years 2008 and 2007 (in thousands):

	March 31,
	2008	2007
Fair value of plan assets, beginning of year	$27,362	$22,280
Actual return on plan assets	(2,050)	1,133
Employer contributions	3,041	2,232
Plan participant contributions	1,430	997
Benefits paid	(500)	(628)
Administrative expenses paid	(211)	—
Foreign currency exchange rate changes	5,987	1,348

Fair value of plan assets, end of year	$35,059	$27,362

The defined benefit pension plans have the following asset allocations. Investment strategies are determined by the insurer or the applicable governmental regulatory agency.

	March 31,
	2008	2007
Cash	4.3%	5.3%
Equity securities	30.7%	34.8%
Debt securities	44.0%	48.0%
Real estate	5.5%	4.4%
Other	15.5%	7.5%

	100.0%	100.0%

The funded status of the defined benefit pension plans is the fair value of plan assets less benefit obligations. Projected benefit obligations exceeded plan assets by $14.7 million and $7.4 million as of March 31, 2008 and 2007. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2008	2007
Current assets	$902	$859
Current liabilities	(2,440)	(654)
Non-current liabilities	(12,309)	(6,770)

Net (liability) asset	$(13,847)	$(6,565)

Amounts recognized in other comprehensive income were as follows (in thousands):

	March 31,
	2008	2007
Net actuarial loss	$9,842	$3,536
Amortization of net transition obligation	46	51

Accumulated other comprehensive income	9,888	3,587
Deferred tax benefit	(821)	(859)

Accumulated other comprehensive loss, net of tax	$9,067	$2,728

Changes in accumulated other comprehensive income related to the defined benefit pension plans were as follows (in thousands):

	March 31,
	2008	2007
Accumulated other comprehensive loss, beginning of year	$2,728	$—
Transition asset (obligation) recognized	(5)	51
Gain (loss) recognized	(138)	48
Loss occurred	6,448	3,488
Deferred tax benefit	31	(859)
Foreign currency exchange rate changes	3	—

Accumulated other comprehensive loss, end of year	$9,067	$2,728

The following table represents the amounts included in accumulated other comprehensive income as of March 31, 2008, which have not yet been recognized as a component of net periodic benefit cost (in thousands):

Amortization of net transition obligation	$6
Amortization of net actuarial loss	471

$477

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal year 2008 are as follows:

	Benefit Obligation	Periodic Cost
Discount rate	2.50% to 3.50%	2.25% to 3.00%
Estimated rate of compensation increase	2.50% to 4.25%	2.00% to 4.00%
Expected average rate of return on plan assets		2.50% to 4.25%

The discount rate is estimated based on relevant bond market yields. The Company bases the compensation increase assumptions on historical experience and future expectations. The expected average rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid.

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2009	$2,440
2010	2,109
2011	2,182
2012	2,098
2013	1,866
Thereafter	12,394

$23,089

The Company expects to contribute approximately $3.0 million to its defined benefit pension plans during fiscal year 2009.

Deferred Compensation Plan

One of the Company’s subsidiaries offers a management deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits, which are invested in Company-owned life insurance contracts held in a Rabbi Trust. The Company does not make contributions to the plan. The cash surrender value of the insurance contracts was approximately $12.8 million and $10.9 million at March 31, 2008 and 2007 and was included in other assets. Expenses and gains or losses related to the insurance contracts are included in other income, net and have not been significant to date. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, was approximately $14.8 million and $12.3 million at March 31, 2008 and 2007 and was included in other liabilities. The additional compensation expenses related to investment performance have not been significant to date.

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

Income before income taxes for the fiscal years ended March 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Income before income taxes:
Swiss	145,403	141,749	117,634
Non-Swiss	117,411	113,808	92,220

Total	$262,814	$255,557	$209,854

The provision for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Current:
Swiss	$2,509	$4,644	$3,950
Non-Swiss	31,055	36,295	31,497
Deferred:
Swiss	(75)	(89)	(178)
Non-Swiss	(1,701)	(15,141)	(6,520)

Total	$31,788	$25,709	$28,749

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2008	2007	2006
Expected tax provision at statutory income tax rates	$22,339	$21,722	$17,838
Income taxes at different rates	12,245	10,194	12,870
Research and development tax credits	(1,572)	(1,868)	(140)
Other	(1,224)	(4,339)	(1,819)

Total provision for income taxes	$31,788	$25,709	$28,749

The Company has negotiated a tax holiday on certain earnings in China which is effective from January 2006 through December 2010. The tax holiday represents a tax exemption aimed to attract foreign technological investment in China. The tax holiday decreased income tax expense by approximately $1.5 million and $2.5 million for fiscal years 2008 and 2007. The benefit of the tax holiday on net income per share (diluted) was approximately $0.01 in both fiscal years.

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$4,171	$457
Accruals	29,977	32,856
Depreciation and amortization	6,630	5,999
Share-based compensation	7,504	4,033

Gross deferred tax assets	48,282	43,345

Deferred tax liabilities:
Acquired intangible assets	(6,992)	(4,981)

Gross deferred tax liabilities	(6,992)	(4,981)

Net deferred tax assets	$41,290	$38,364

The current and deferred tax provision is calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between the tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. In the event that future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal years 2008 and 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces cash taxes payable. When the tax benefit reduces cash taxes payable, the Company will credit equity. During fiscal years 2008 and 2007, the Company recorded a credit to equity of $3.9 million and $14.7 million.

As of March 31, 2008, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $192.1 million and $14.6 million. Approximately $179.9 million of the net operating loss carryforwards and substantially all of the tax credit carryforwards, if realized, will be credited to equity since they have not met the realization criteria of FAS 123R. Unused net operating loss carryforwards will expire at various dates in fiscal years 2012 to 2028, and the tax credit carryforwards will start expiring beginning in fiscal year 2009.

Effective April 1, 2007, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company reduced the liability for net unrecognized tax benefits and related accrued interest and penalties by approximately $8.3 million, and accounted for the reduction as the cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of approximately $8.3 million during the first quarter of fiscal year 2008. As of March 31, 2008 and April 1, 2007, the total amount of unrecognized tax benefits was $101.5 million and $89.7 million, of which $89.1 million and $76.3 million would affect the effective tax rate if realized. The Company classified unrecognized tax benefits under FIN 48 as non-current income taxes payable, as no amounts appear payable within the next 12 months.

The aggregate changes in gross unrecognized tax benefits were as follow (in thousands):

Beginning balance as of April 1, 2007 (Date of adoption)	$82,435
Lapse of statute of limitations	(1,202)
Decreases in balances related to tax positions taken during prior periods	(6,471)
Increases in balances related to tax positions taken during the current period	17,885

Ending balance as of March 31, 2008	$92,647

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. Upon the adoption of FIN 48, the total amount of accrued interest and penalties relating to unrecognized tax benefits was $7.2 million. The Company recognized $1.6 million in interest and penalties in income tax expense during fiscal year 2008. As of March 31, 2008, the Company had approximately $8.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 14 — Derivative Financial Instruments — Foreign Exchange Hedging

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts.

Prior to the third quarter of fiscal year 2008, forward contracts related to forecasted inventory purchases were accounted for as cash flow hedges and gains or losses on the contracts were deferred as a component of accumulated other comprehensive loss until the inventory purchases were sold, at which time the gains or losses were reclassified to cost of goods sold.

The notional amounts of foreign exchange forward contracts outstanding at March 31, 2008 and 2007 relating to foreign currency receivables or payables were $8.4 million and $9.0 million. There were no outstanding forward contracts related to forecasted inventory purchases at March 31, 2008. The notional amount of such forward contracts outstanding at March 31, 2007 was $38.5 million. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2008 and 2007 were $21.5 million and $11.5 million. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Net losses recognized into cost of goods sold during fiscal years 2008, 2007 and 2006 were $4.1 million, $0.3 million and $2.6 million. Unrealized net losses on forward contracts outstanding at March 31, 2008 were immaterial.

Note 15 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2008 are as follows (in thousands):

Year ending March 31,
2009	$13,013
2010	10,547
2011	8,081
2012	7,242
2013	6,964
Thereafter	11,696

$57,543

Rent expense was $13.8 million, $9.9 million and $8.7 million for the years ended March 31, 2008, 2007 and 2006. The Company’s asset retirement obligations for its leased facilities as of March 31, 2008 were not material.

At March 31, 2008, fixed purchase commitments for capital expenditures amounted to $13.6 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2008, fixed purchase commitments for inventory amounted to $144.1 million, which are expected to be fulfilled by December 31, 2008. The Company also had other commitments totaling $33.6 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At March 31, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.8 million. The maximum potential future payments under one of the two guarantee arrangements is limited to $2.8 million. The other guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of March 31, 2008. As of March 31, 2008, no amounts were outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at March 31, 2008. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment, if any, will be recorded in goodwill and will not be known until the end of calendar year 2009.

In November 2007, the Company acquired WiLife, Inc., a privately held company that manufactures PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010.

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition and results of operations. The Company’s accruals for lawsuits and claims as of March 31, 2008 were not material.

Note 16 — Interest and Other Income

Interest and other income, net was comprised of the following (in thousands):

	Year ended March 31,
	2008	2007	2006
Interest income	$15,752	$9,083	$5,512
Interest expense	(244)	(350)	(1,921)

Interest income, net	$15,508	$8,733	$3,591

Foreign currency exchange gains, net	$10,616	$6,190	$7,580
Gain on sale of investments, net	27,761	9,048	560
Write-down of investments	(79,823)	—	(1,168)
Other, net	2,072	724	380

Other income, net	$(39,374)	$15,962	$7,352

Note 17 — Segment Information

The Company operates in one operating segment, which is the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Europe	$1,117,060	$1,027,852	$887,736
North America	888,529	729,207	617,942
Asia Pacific	364,907	309,510	291,037

Total net sales	$2,370,496	$2,066,569	$1,796,715

In fiscal years 2008 and 2007, no single country other than the United States represented more than 10% of the Company’s total consolidated net sales. In fiscal year 2006, no single country other than the United States and Germany represented more than 10% of the Company’s total consolidated net sales. Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of the Company’s total consolidated net sales in all periods presented. In fiscal year 2008 and 2007, one customer represented 14% of net sales. In fiscal year 2006, two customers represented 14% and 11% of net sales. As of March 31, 2008, two customers each represented 15% of total accounts receivable. As of March 31, 2007, one customer represented 16% of total accounts receivable.

Net sales by product family for fiscal years 2007, 2006 and 2005 were as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Retail — Pointing Devices	$622,074	$508,449	$458,587
Retail — Keyboards & Desktops	458,434	372,266	327,039
Retail — Audio	478,455	408,314	326,880
Retail — Video	238,728	314,514	273,742
Retail — Gaming	146,016	149,113	144,558
Retail — Remotes	123,581	91,739	57,227
OEM	303,208	222,174	208,682

Total net sales	$2,370,496	$2,066,569	$1,796,715

Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2008	2007
Europe	$20,386	$16,800
North America	36,122	25,555
Asia Pacific	50,330	46,724

Total long-lived assets	$106,838	$89,079

Long-lived assets in China, the United States and Switzerland each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2008 and 2007.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA

(Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2008 and 2007 (in thousands except per share amounts):

	Year ended March 31, 2008				Year ended March 31, 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$429,537	$595,490	$744,235	$601,234	$393,282	$502,041	$658,512	$512,734
Gross profit	144,786	215,954	274,434	213,944	120,912	172,965	238,657	176,991
Operating expenses:
Marketing and selling	64,787	76,463	98,512	84,689	51,198	70,445	84,146	66,475
Research and development	28,765	30,939	31,378	33,462	24,928	26,118	28,778	28,432
General and administrative	27,322	28,149	28,318	29,654	20,995	24,225	26,137	26,786

Total operating expense	120,874	135,551	158,208	147,805	97,121	120,788	139,061	121,693
Operating income	23,912	80,403	116,226	66,139	23,791	52,177	99,596	55,298
Net income	$25,554	$11,562	$133,572	$60,338	$30,147	$49,204	$94,304	$56,193
Net income per share:
Basic	$.14	$.06	$.74	$.33	$.17	$.27	$.52	$.31
Diluted	$.14	$.06	$.71	$.32	$.16	$.26	$.49	$.29
Shares used to compute net income per share:
Basic	181,802	181,459	181,549	180,636	182,648	182,502	182,652	182,738
Diluted	189,250	188,293	188,814	186,299	190,646	190,276	191,145	191,091

The following table sets forth certain quarterly financial information as a percentage of net sales:

	Year ended March 31, 2008				Year ended March 31, 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	33.7	36.3	36.9	35.6	30.7	34.5	36.2	34.5
Operating expenses:
Marketing and selling	15.1	12.8	13.2	14.1	13.0	14.0	12.8	13.0
Research and development	6.7	5.2	4.2	5.6	6.3	5.2	4.4	5.5
General and administrative	6.3	4.8	3.9	4.9	5.4	4.9	3.9	5.2

Total operating expense	28.1	22.8	21.3	24.6	24.7	24.1	21.1	23.7
Operating income	5.6	13.5	15.6	11.0	6.0	10.4	15.1	10.8
Net income	5.9%	1.9%	17.9%	10.0%	7.7%	9.8%	14.3%	11.0%

Schedule II

LOGITECH INTERNATIONAL S.A.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ending March 31, 2008, 2007 and 2006 (in thousands)

Fiscal Year	Description	Balance at beginning of period	Charged to Income Statement	Write-offs charged to allowance	Balance at end of period
2008	Allowance for doubtful accounts	$3,322	$603	$(1,428)	$2,497
2007	Allowance for doubtful accounts	$2,988	$527	$(193)	$3,322
2006	Allowance for doubtful accounts	$5,166	$9	$(2,187)	$2,988

2008	Cooperative Marketing Arrangements	$34,236	$94,567	$(87,287)	$41,516
2007	Cooperative Marketing Arrangements	$25,646	$75,654	$(67,064)	$34,236
2006	Cooperative Marketing Arrangements	$18,418	$56,865	$(49,637)	$25,646

2008	Customer Incentive Programs	$32,799	$103,341	$(86,799)	$49,341
2007	Customer Incentive Programs	$24,388	$66,456	$(58,045)	$32,799
2006	Customer Incentive Programs	$12,635	$46,971	$(35,218)	$24,388

2008	Reserve for Sales Returns	$15,821	$71,881	$(66,603)	$21,099
2007	Reserve for Sales Returns	$11,653	$73,899	$(69,731)	$15,821
2006	Reserve for Sales Returns	$6,416	$59,262	$(54,025)	$11,653

2008	Price Protection	$7,818	$41,722	$(33,206)	$16,334
2007	Price Protection	$2,359	$29,304	$(23,845)	$7,818
2006	Price Protection	$2,669	$15,579	$(15,889)	$2,359

Index to Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation of Logitech International S.A. as amended.	6-K	0-29174	08/04/06	1.1

3.2	Organizational Regulations of Logitech International S.A. as amended.	6-K	0-29174	11/03/06	15.1

10.1	1996 Stock Plan, as amended.	S-8	333-100854	05/27/03	4.2

10.2	Logitech International S.A. 2006 Stock Incentive Plan (including related forms of agreements)	S-8	333-140429	02/02/07	4.2

10.3	1996 Employee Share Purchase Plan (U.S.)	S-8 POS	333-100854	02/02/07	4.3

10.4	2006 Employee Share Purchase Plan (Non-U.S.)	S-8 POS	333-100854	02/02/07	4.4

10.5	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	05/21/03	4.1

10.6	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	05/21/03	4.2

10.7	Logitech Management Performance Bonus Plan	8-K	0-29174	05/13/08	10.1

10.8	Employment Agreement dated January 28, 2008 between Logitech Inc. and Gerald P. Quindlen					X

10.9	Change of Control Severance Agreement dated January 28, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen					X

10.10	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca					X

10.11	Change of Control Severance Agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca					X

10.12	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer					X

21.1	List of subsidiaries of Logitech International S.A.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

31.1	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*					X

*	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.