Form 10-Q
period 2008-06-30
LOGITECH INTERNATIONAL SA
filed 2008-08-05
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Yes  ☐    No  ☒

As of July 1, 2008, there were 178,682,406 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended June 30,
	2008	2007
	(Unaudited)
Net sales	$508,711	$429,537
Cost of goods sold	335,139	284,751

Gross profit	173,572	144,786
Operating expenses:
Marketing and selling	77,280	64,787
Research and development	33,259	28,765
General and administrative	33,309	27,322

Total operating expenses	143,848	120,874
Operating income	29,724	23,912
Interest income, net	2,552	3,538
Other income, net	561	1,319

Income before income taxes	32,837	28,769
Provision for income taxes	3,531	3,215

Net income	$29,306	$25,554

Net income per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14
Shares used to compute net income per share:
Basic	179,046	181,802
Diluted	184,692	189,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$481,020	$482,352
Short-term investments	3,364	3,940
Accounts receivable	338,493	373,619
Inventories	274,460	245,737
Other current assets	62,572	60,668

Total current assets	1,159,909	1,166,316
Property, plant and equipment	103,964	104,461
Goodwill	194,383	194,383
Other intangible assets	20,125	21,730
Other assets	42,760	40,042

Total assets	$1,521,141	$1,526,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,701	$287,001
Accrued liabilities	137,907	156,094

Total current liabilities	437,608	443,095
Other liabilities	125,421	123,793

Total liabilities	563,029	566,888

Commitments and contingencies
Shareholders’ equity:
Shares, par value CHF 0.25 - 231,606,620 authorized, 60,661,860 conditionally authorized and 191,606,620 issued at June 30, 2008 and March 31, 2008	33,370	33,370
Additional paid-in capital	47,554	49,821
Less shares in treasury, at cost, 12,924,214 at June 30, 2008 and 12,431,093 at March 31, 2008	(365,986)	(338,293)
Retained earnings	1,263,935	1,234,629
Accumulated other comprehensive loss	(20,761)	(19,483)

Total shareholders’ equity	958,112	960,044

Total liabilities and shareholders’ equity	$1,521,141	$1,526,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$29,306	$25,554
Non-cash items included in net income:
Depreciation	10,595	8,826
Amortization of other intangible assets	1,605	1,218
Share-based compensation expense related to options and purchase rights	5,888	5,444
Write-down of investments	575	—
Excess tax benefits from share-based compensation	(4,085)	(4,418)
Loss (gain) on cash surrender value of life insurance policies	313	(55)
Deferred income taxes and other	(174)	(1,668)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	34,068	8,828
Inventories	(28,971)	(13,156)
Other assets	(4,488)	(2,312)
Accounts payable	12,820	(7,504)
Accrued liabilities	(13,845)	(8,335)

Net cash provided by operating activities	43,607	12,422

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,628)	(19,972)
Purchases of short-term investments	—	(232,705)
Sales of short-term investments	—	308,354
Proceeds from sale of investment	—	11,308
Premiums paid on cash surrender value life insurance policies	(55)	—

Net cash provided by (used in) investing activities	(10,683)	66,985

Cash flows from financing activities:
Repayment of short-term debt	—	(11,740)
Purchases of treasury shares	(49,017)	(52,003)
Proceeds from sale of shares upon exercise of options and purchase rights	10,900	11,148
Excess tax benefits from share-based compensation	4,085	4,418

Net cash used in financing activities	(34,032)	(48,177)

Effect of exchange rate changes on cash and cash equivalents	(224)	118

Net increase (decrease) in cash and cash equivalents	(1,332)	31,348
Cash and cash equivalents at beginning of period	482,352	196,197

Cash and cash equivalents at end of period	$481,020	$227,545

Supplemental cash flow information:
Interest paid	$133	$17
Income taxes paid	$4,122	$2,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other Comprehensive loss	Total
	Shares	Amount		Shares	Amount
March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524
Net income	—	—	—	—	—	25,554	—	25,554
Cumulative translation adjustment	—	—	—	—	—	—	4,526	4,526
Minimum pension liability adjustment	—	—	—	—	—	—	306	306
Deferred realized hedging loss	—	—	—	—	—	—	(828)	(828)

Total comprehensive income								29,558

Adjustment for the adoption of FASB
Interpretation No. 48 (FIN 48)	—	—	—	—	—	8,314	—	8,314
Tax benefit from exercise of stock options	—	—	2,457	—	—	—	—	2,457
Purchase of treasury shares	—	—		1,940	(52,003)			(52,003)
Sale of shares upon exercise of options and purchase rights	—	—	(15,305)	(1,279)	26,453	—	—	11,148
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	5,377	—	—	—	—	5,377

June 30, 2007	191,606	$33,370	$65,308	10,025	$(242,623)	$1,029,474	$(36,154)	$849,375

March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	—	—	—	—	—	29,306	—	29,306
Cumulative translation adjustment	—	—	—	—	—	—	(1,382)	(1,382)
Pension liability adjustments	—	—	—	—	—	—	104	104

Total comprehensive income								28,028

Tax benefit from exercise of stock options	—	—	2,330	—	—	—	—	2,330
Purchase of treasury shares	—	—		1,552	(49,017)			(49,017)
Sale of shares upon exercise of options and purchase rights	—	—	(10,423)	(1,059)	21,324	—	—	10,901
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	5,826	—	—	—	—	5,826

June 30, 2008	191,606	$33,370	$47,554	12,924	$(365,986)	$1,263,935	$(20,761)	$958,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech International S.A. is a world leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, interactive gaming and wireless devices. For the PC, the Company’s products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams and 3D control devices. For digital music devices, the Company’s products include speakers and headphones. For gaming consoles, the Company offers a range of controllers and other accessories. In addition, Logitech offers wireless music solutions for the home, advanced remote controls for home entertainment systems and a PC-based video security solution for a home or small business. The Company generates revenues from sales of its products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). The Company’s sales to its retail channels comprise the large majority of its revenues.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in North America, Europe and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SWX Swiss Exchange, under the trading symbol LOGN.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and therefore do not include all the information required for non-condensed financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008 included in its Annual Report on Form 10-K. Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a fair value hierarchy and requires expanded disclosures about fair value measurements. The impact of adopting SFAS 157 was not material to our consolidated financial statements.

The Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”) as of April 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets and liabilities existing at April 1, 2008 which had not previously been carried at fair value. Therefore, the adoption of SFAS 159 has not impacted our consolidated financial statements. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS 159.

There have been no other substantial changes in our significant accounting policies during the three months ended June 30, 2008 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company will adopt FSP 157-2 in the first quarter of fiscal year 2010. We are currently evaluating the impact FSP 157-2 will have on the Company’s consolidated financial statements and disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt SFAS 161 in the first quarter of fiscal year 2010, and we are evaluating the disclosure impact.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 in the first quarter of fiscal year 2010 and is currently evaluating the potential impact that the adoption of FSP 142-3 may have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended June 30,
	2008	2007
Net income	$29,306	$25,554
Weighted average shares - basic	179,046	181,802
Effect of potentially dilutive stock options and stock purchase plan	5,646	7,448

Weighted average shares - diluted	184,692	189,250

Net income per share - basic	$0.16	$0.14
Net income per share - diluted	$0.16	$0.14

During the three months ended June 30, 2008 and 2007, 4,420,950 and 2,697,450 share equivalents attributable to outstanding stock options were excluded from the calculation of diluted net income per share because the exercise prices of these options were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential shares in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table represents the effect of in-the-money employee stock options treated as potential shares in computing diluted earnings per share (in thousands except per share amounts):

	Three months ended June 30,
	2008	2007
In-the-money employee stock options treated as potential shares	13,110	16,090
Percentage of basic weighted average shares outstanding	7.3%	8.9%
Average share price	$29.42	$26.89

The following table illustrates the dilution effect of stock options granted and exercised (in thousands):

	Three months ended June 30,
	2008	2007
Basic weighted average shares outstanding as of June 30	179,046	181,802
Stock options granted	307	609
Stock options canceled, forfeited, or expired	(175)	(47)

Net options granted	132	562
Grant dilution (1)	0.1%	0.3%
Stock options exercised	1,052	1,265
Exercise dilution (2)	0.6%	0.7%

(1)	The percentage of grant dilution is computed based on net options granted as a percentage of basic weighted average shares outstanding.

(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of weighted average shares outstanding.

Note 4 — Fair Value Measurements

As described in Note 2, the Company adopted SFAS 157 affective April 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes the following three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2008, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$481,020	$—	$—
Short-term investments	—	—	3,364
Foreign exchange derivative assets	186

Total assets at fair value	$481,206	$—	$3,364

Foreign exchange derivative liabilities	$47	$—	$—

Total liabilities at fair value	$47	$—	$—

Notes 5 and 13 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 40 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s short-term investments portfolio as of June 30, 2008 and March 31, 2008 consisted of auction rate securities collateralized by residential and commercial mortgages. The short-term investments are classified as available-for-sale and reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our short-term investments as of June 30, 2008 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process.

The fair value of our short-term investments is determined by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The mortgage indices and spreads are adjusted for factors such as the issuance date of the auction rate security and the rating of the underlying assets. In addition, inputs to the valuation methods include factors such as the timing and amount of cash flow streams, the default risk underlying the collateral, discount rates, and overall capital market liquidity. Under SFAS 157, such adjustments indicate the inputs fall within Level 3 of the fair value hierarchy.

The following table presents the change in fair value of the Company’s short-term investments during the three months ended June 30, 2008:

Beginning balance as of March 31, 2008	$3,940
Unrealized loss	(576)

Ending balance as of June 30, 2008	$3,364

The par value of our short-term investments portfolio at June 30, 2008 and March 31, 2008 was $47.5 million. The unrealized loss recorded in other income, net during the three months ended June 30, 2008 related to the other-than-temporary decline in the estimated fair value of these investments due to continuing declines in the residential mortgage markets. As of June 30, 2008 and March 31, 2008, the Company had not recognized any unrealized gains or losses related to its short-term investments in other comprehensive income.

Note 6 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	June 30, 2008	March 31, 2008
Accounts receivable:
Accounts receivable	$457,260	$504,406
Allowance for doubtful accounts	(3,157)	(2,497)
Allowance for returns	(17,966)	(21,099)
Cooperative marketing arrangements	(37,675)	(41,516)
Customer incentive programs	(45,194)	(49,341)
Price protection	(14,775)	(16,334)

	$338,493	$373,619

Inventories:
Raw materials	$52,960	$46,315
Work-in-process	17	13
Finished goods	221,483	199,409

	$274,460	$245,737

Other current assets:
Tax and VAT refund receivables	$27,258	$23,882
Deferred taxes	17,809	18,961
Prepaid expenses and other	17,505	17,825

	$62,572	$60,668

Property, plant and equipment:
Plant and buildings	$32,512	$33,815
Equipment	122,968	123,104
Computer equipment	45,790	47,027
Computer software	52,398	51,552

	253,668	255,498
Less: accumulated depreciation	(168,469)	(167,153)

	85,199	88,345
Construction-in-progress	15,526	12,866
Land	3,239	3,250

	$103,964	$104,461

Other assets:
Deferred taxes	$24,136	$22,618
Cash surrender value of life insurance contracts	12,534	12,793
Deposits and other	6,090	4,631

	$42,760	$40,042

Accrued liabilities:
Accrued marketing expenses	$29,849	$30,764
Accrued personnel expenses	41,487	52,895
Income taxes payable - current	11,238	15,051
Accrued freight and duty	9,912	13,969
Other accrued liabilities	45,421	43,415

	$137,907	$156,094

Long-term liabilities:
Income taxes payable - non-current	$96,988	$95,013
Obligation for management deferred compensation	14,562	14,934
Other long-term liabilities	13,871	13,846

	$125,421	$123,793

Note 7 — Other Intangible Assets

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2008			March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/tradename	$21,364	$(17,377)	$3,987	$21,385	$(16,896)	$4,489
Technology	37,523	(21,934)	15,589	37,523	(20,911)	16,612
Customer contracts	2,318	(1,769)	549	2,318	(1,689)	629

	$61,205	$(41,080)	$20,125	$61,226	$(39,496)	$21,730

During the three months ended June 30, 2008, changes in the gross carrying value of other intangible assets related to foreign currency translation adjustments.

For the three months ended June 30, 2008 and 2007, amortization expense for other intangible assets was $1.6 million and $1.2 million. The Company expects that amortization expense for the nine-month period ending March 31, 2009 will be $4.0 million, and annual amortization expense for fiscal years 2010, 2011, 2012 and 2013 will be $4.6 million, $4.4 million, $3.5 million and $2.2 million; and $1.4 million in total thereafter.

Note 8 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $131.3 million at June 30, 2008. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2008, the Company had no outstanding borrowings under these lines of credit.

Note 9 — Shareholders’ Equity

Share Repurchases

During the three months ended June 30, 2008 and 2007, the Company repurchased shares under the following share buyback programs (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	June 2010	—	$155,811
May 2006	$250,000	June 2009	February 2008	$—

During the three months ended June 30, 2008 and 2007, the Company repurchased shares under its share buyback programs as follows (in thousands):

	Three months ended June 30, (1)
Date of Announcement	2008		2007
	Shares	Amount	Shares	Amount
June 2007	1,552	$49,017	—	$—
May 2006	—	—	1,940	52,003

	1,552	$49,017	1,940	$52,003

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2008	March 31, 2008
Cumulative translation adjustment	$(11,798)	$(10,416)
Pension liability adjustments	(8,963)	(9,067)

	$(20,761)	$(19,483)

Note 11 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of June 30, 2008, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123R”), for share-based awards granted to employees and directors including stock options and share purchases under the 2006 ESPP and 1996 ESPP. The following table summarizes the share-based compensation expense and related tax benefit recognized in accordance with SFAS 123R for the three months ended June 30, 2008 and 2007 (in thousands).

	Three months ended June 30,
	2008	2007
Cost of goods sold	$731	$704

Share-based compensation expense included in gross profit	731	704

Operating expenses:
Marketing and selling	1,849	1,946
Research and development	962	766
General and administrative	2,346	2,028

Share-based compensation expense included in operating expenses	5,157	4,740

Total share-based compensation expense related to employee stock options and employee stock purchases	5,888	5,444
Tax benefit	957	969

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$4,931	$4,475

Share-based compensation expense per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

As of June 30, 2008 and 2007 $0.7 million and $0.6 million of share-based compensation cost was capitalized to inventory. As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $41.5 million, which is expected to be recognized over the next 36 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions:

	Three Months Ended June 30,
	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans
Dividend yield	0%	0%	0%	0%
Expected life	6 months	6 months	3.6 years	3.7 years
Expected volatility	49%	34%	34%	36%
Risk-free interest rate	2.80%	5.02%	2.00%	4.40%

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

The following table represents the expected forfeiture rates and the weighted average grant-date fair values of options granted:

	Three Months Ended June 30,
	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans
Expected forfeitures	0%	0%	7%	7%
Weighted average grant-date fair value of options granted	$8.87	$7.48	$8.10	$9.45

The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

A summary of activity under the stock option plans is as follows (exercise prices are weighted averages):

	Three Months ended June 30,
	2008		2007
	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	17,952,376	$17	18,875,722	$12
Granted	306,500	$29	609,000	$28
Exercised	(1,051,598)	$10	(1,265,265)	$9
Cancelled or expired	(174,748)	$23	(47,386)	$18

Outstanding, end of year	17,032,530	$18	18,172,071	$13

Exercisable, end of year	9,731,999	$12	10,453,262	$9

The total pretax intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $21.4 million and $22.0 million and the tax benefit realized for the tax deduction from options exercised during those periods was $5.2 million and $5.6 million.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2008 and 2007 were $2.3 million and $1.7 million.

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

The net periodic benefit cost for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,
	2008	2007
Service cost	$634	$510
Interest cost	385	232
Expected return on plan assets	(396)	(286)
Amortization of net transition obligation	1	1
Recognized net actuarial loss	115	35

Net periodic benefit cost	$739	$492

Note 12 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. For the three months ended June 30, 2008 and 2007, the income tax provision was $3.5 million and $ 3.2 million based on effective income tax rates of 10.8% and 11.2%.

As of June 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) was $103.6 million and $101.5 million, of which $90.1 million and $89.1 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2008 and March 31, 2008, the Company had approximately $9.3 million and $8.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 13 — Derivative Financial Instruments – Foreign Exchange Hedging

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

The gains or losses on foreign exchange forward contracts are recognized in earnings based on the change in fair value. These gains or losses offset the transaction losses or gains recognized in earnings on the foreign currency receivables or payables or the forecasted inventory purchases. Prior to the third quarter of fiscal year 2008, forward contracts related to forecasted inventory purchases were accounted for as cash flow hedges and gains or losses on the contracts were deferred as a component of accumulated other comprehensive loss until the inventory purchases were sold, at which time the gains or losses were reclassified to cost of goods sold.

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2008 and 2007 relating to foreign currency receivables or payables were $9.3 million and $20.7 million. There were no outstanding forward contracts related to forecasted inventory purchases at June 30, 2008. The notional amount of such forward contracts outstanding at June 30, 2007 was $22.0 million. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2008 and 2007 were $19.1 million and $4.4 million. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

The fair value of our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Under SFAS 157, quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy. Fair value of our foreign exchange derivative assets as of June 30, 2008 was $0.2 million. Fair value of our foreign exchange derivative liabilities as of June 30, 2008 was $0.05 million.

Net gains recognized into cost of goods sold during the three months ended June 30, 2008 and 2007 were $0.2 million and $0.04 million. Unrealized net losses on forward contracts outstanding at June 30, 2008 were $0.1 million.

Note 14 — Commitments and Contingencies

At June 30, 2008, fixed purchase commitments for capital expenditures amounted to $14.4 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At June 30, 2008, fixed purchase commitments for inventory amounted to $220.3 million, which are expected to be fulfilled by March 31, 2009. The Company also had other commitments totaling $46.1 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At June 30, 2008, the amount of outstanding guaranteed purchase obligations was approximately $2.5 million. The maximum potential future payments under one of the two guarantee arrangements is limited to $2.8 million. The other guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of June 30, 2008. As of June 30, 2008, no amounts were outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2008. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2008 were not material.

Note 15 — Segment Information

The Company operates in one operating segment, which is the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended June 30,
	2008	2007
EMEA	$203,063	$179,133
Americas	202,948	173,775
Asia Pacific	102,700	76,629

Total net sales	$508,711	$429,537

No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2008 and 2007. One customer represented 15% and 14% of net sales in the three months ended June 30, 2008 and 2007.

Net sales by product family were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Retail - Pointing Devices	$147,379	$109,653
Retail - Keyboards & Desktops	93,934	81,589
Retail - Audio	83,218	93,066
Retail - Video	57,188	47,275
Retail - Gaming	30,510	22,202
Retail - Remotes	26,939	15,442
OEM	69,543	60,310

Total net sales	$508,711	$429,537

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2008	March 31, 2008
EMEA	$19,062	$20,386
Americas	37,601	36,122
Asia Pacific	50,739	50,330

Total long-lived assets	$107,402	$106,838

Long-lived assets in China, the United States and Switzerland each represented more than 10% of the Company’s total consolidated long-lived assets at June 30, 2008 and March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2009 and our fiscal year 2008 Form 10-K, which was filed on May 30, 2008, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Net sales during the three months ended June 30, 2008 increased 18% to $508.7 million, with significant growth in all product lines except audio, reflecting the strength and breadth of our product portfolio. Cordless mice, Harmony remote controls and video sales were key growth categories, while audio declined compared with the same quarter in fiscal year 2008. Our gross margin in the three months ended June 30, 2008 improved to 34.1% as compared with 33.7% in the prior fiscal year primarily through our on-going effort to reduce product costs combined with a favorable product mix. Net income increased 15% to $29.3 million compared with $25.6 million in the prior fiscal year.

Our first fiscal quarter generally has the lowest revenue of the quarters in each of our fiscal years. Our strategy for the remaining nine months of fiscal year 2009 remains to position Logitech as a premium supplier in our product categories, offering affordable luxury to the consumer while continuing to compete aggressively in all market segments, from the entry level through the high-end. Our focus will be on managing resources to create an innovative product portfolio targeted at current and future consumer trends as well as increasing the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We intend to take advantage of the significant opportunities in emerging markets, while leveraging the growth opportunities remaining in our mature markets.

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

There have been no significant changes during the three months ended June 30, 2008 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combination.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 permits a one-year deferral in applying the measurement provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We will adopt FSP 157-2 in the first quarter of fiscal year 2010. We are currently evaluating the impact FSP 157-2 will have on the Company’s consolidated financial statements and disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt SFAS 161 in the first quarter of fiscal year 2010, and we are evaluating the disclosure impact.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP 142-3 in the first quarter of fiscal year 2010 and we are currently evaluating the potential impact that the adoption of FSP 142-3 may have on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Net Sales

Net sales by channel and product family for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change %
Net sales by channel:
Retail	$439,168	$369,227	19%
OEM	69,543	60,310	15%

Total net sales	$508,711	$429,537	18%

Net sales by product family:
Retail - Pointing Devices	$147,379	$109,653	34%
Retail - Keyboards & Desktops	93,934	81,589	15%
Retail - Audio	83,218	93,066	(11%)
Retail - Video	57,188	47,275	21%
Retail - Gaming	30,510	22,202	37%
Retail - Remotes	26,939	15,442	74%
OEM	69,543	60,310	15%

Total net sales	$508,711	$429,537	18%

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

Retail sales growth for the quarter ended June 30, 2008 was primarily attributable to strong contributions from pointing devices, gaming products and remotes. OEM sales were higher as a result of increased sales of our gaming peripherals. We achieved strong sales growth in spite of a very challenging retail environment as compared with the prior fiscal year. Approximately 50% of the Company’s sales were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2008. Net sales growth benefited from favorable foreign currency exchange rate fluctuations during the quarter ended June 30, 2008. If foreign currency exchange rates in the three months ended June 30, 2008 were the same as in the three months ended June 30, 2007, our total sales increase would have been 12%. However the benefit does not consider the impact that currency fluctuations had on our pricing strategy, which may result in selling prices in one currency being raised or lowered to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.

Retail Pointing Devices. Retail sales of the Company’s pointing devices increased 34% and units increased 29% in the three months ended June 30, 2008 as compared with the same period in the prior fiscal year. Sales of cordless mice increased 59% with units increasing 58%, primarily driven by sales of our VX Nano Cordless Laser Mouse for Notebooks and our V220 Cordless Optical Mouse for Notebooks. Sales of corded mice increased 15% and units increased 17% primarily due to an increase in sales of our notebook mice.

Retail Keyboards and Desktops. Sales of keyboards and desktops increased 15% and units increased 16% during the quarter ended June 30, 2008 as compared with the same quarter last year, primarily driven by sales of our Cordless Desktop MX 5500 Revolution and our Cordless Desktop Wave. Sales of diNovo Mini, our cordless mini-keyboard optimized for controlling PC entertainment also contributed to the growth.

Retail Audio. Retail audio sales declined 11% with a 13% decline in units. The decline was primarily due to lower PC speaker sales which decreased 20% during the quarter ended June 30, 2008, as compared with the same quarter in the prior fiscal year, primarily attributable to product transitions. Sales of our iPod speakers increased 15% primarily due to a strong contribution from our PureFi Anywhere speakers. PC headset sales grew 12%, driven by our new ClearChat Pro and ClearChat Comfort USB headsets.

Retail Video. Video sales increased 21% while units remained flat during the quarter as compared with last year, primarily attributable to a very strong demand for our high-end webcams, the QuickCam Pro 9000 and the QuickCam Pro for Notebooks. Our WiLife video monitoring products also made a strong contribution to the growth during the quarter.

Retail Gaming. Retail sales of our gaming peripherals increased 37% while units decreased 17% in the three months ended June 30, 2008 as compared with the same period in the prior fiscal year. PC gaming sales increased 24% primarily due to sales of our G15 gaming keyboard and our G25 racing wheel. Console gaming sales increased 61% primarily attributable to a strong demand for our new GT Driving Force Wheel which started shipping in the quarter ended June 30, 2008.

Retail Remotes. Retail remote sales increased 74% and units increased 77% during the quarter ended June 30, 2008 as compared with the prior year, primarily driven by strong sales of our new Harmony One remote control.

Retail Regional Performance. We achieved double-digit retail growth in all regions. Sales in our Asia Pacific region increased 41% and units increased 24%, primarily driven by growth in our remotes, gaming and pointing devices product lines. Our Americas region achieved retail sales growth of 10% and unit growth of 12%, driven primarily by sales of our remotes, video products and pointing devices. Sales in the EMEA region increased 20% with units increasing 6%, led by solid contributions from sales of remotes, cordless mice and gaming peripherals. The disparity between sales growth and unit growth in the Asia Pacific and EMEA regions was primarily due to product mix and currency fluctuations.

OEM. Sales of OEM products increased 15% and units increased 12%, primarily due to the continued success of our microphones for singing games for Playstation 3 and Wii. OEM mice sales increased 5%.

Gross Profit

Gross profit for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change
Net sales	$508,711	$429,537	18%
Cost of goods sold	335,139	284,751	18%

Gross profit	$173,572	$144,786	20%

Gross margin	34.1%	33.7%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit increased 20% in the three months ended June 30, 2008 compared with the same period in the prior fiscal year. The growth was primarily driven by a combination of a favorable product mix and on-going product cost reductions.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change
Marketing and selling	$77,280	$64,787	19%
% of net sales	15%	15%
Research and development	33,259	28,765	16%
% of net sales	7%	7%
General and administrative	33,309	27,322	22%
% of net sales	7%	6%

Total operating expenses	$143,848	$120,874	19%

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses increased 19% in the three months ended June 30, 2008 as compared with the same period in the prior fiscal year primarily due to increased personnel costs related to headcount additions during the last twelve months to support higher retail sales levels as well as increased merchandising and direct marketing expenses. Personnel costs increased 20% as compared with the quarter ended June 30, 2007. The impact of exchange rate changes on translation of foreign currency marketing and selling expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Euro and Swiss franc relative to the U.S. dollar, also contributed to the increase.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The increase in research and development expense reflects our commitment to continued investment in research and development initiatives, particularly in the control devices, remotes and video product lines. Personnel costs increased 13% during the quarter ended June 30, 2008 as compared with the same quarter last year due to headcount additions in the last twelve months. An increase in facilities and infrastructure costs also contributed to the increase in research and development expense. The impact of exchange rate changes on translation of foreign currency research and development expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar, also contributed to the increase.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 22% primarily as a result of an increase in personnel expenses, occupancy costs and consulting costs. Personnel costs increased 19% during the quarter due to salary increases and promotions during the fourth quarter of fiscal year 2008. Rent expense also increased during the quarter due to expanded facilities. An increase in hardware and software maintenance expense also contributed to the increase in general and administrative expenses. The impact of exchange rate changes on translation of foreign currency general and administrative expenses to the Company’s U.S. dollar financial statements, particularly from the stronger Euro and Swiss franc relative to the U.S. dollar, also contributed to the increase.

Interest Income, Net

Interest income and expense for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change
Interest income	$2,680	$3,608	(26%)
Interest expense	(128)	(70)	(83%)

Interest income, net	$2,552	$3,538	(28%)

Interest income was lower for the three months ended June 30, 2008 despite higher invested balances due to significantly lower interest rates as compared with the prior year.

Other Income, Net

Other income and expense for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change
Foreign currency exchange gains, net	$1,391	$1,231	13%
Write-down of investments	(575)	—	0%
Other, net	(255)	88	(390%)

Other income, net	$561	$1,319	(57%)

During the quarter ended June 30, 2008, we recorded an unrealized loss of $0.6 million related to an other-than-temporary decline in the estimated fair value of our short-term investments.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Provision for income taxes	$3,531	$3,215
Effective income tax rate	10.8%	11.2%

The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in tax laws or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets.

The provision for income taxes for the three months ended June 30, 2008 and 2007 included a $1.0 million tax benefit related to share-based compensation expense.

The decrease in the effective tax rate to 10.8% in the first quarter of fiscal year 2009 compared with 11.2% in the same period in the prior fiscal year is primarily due to changes in the Company’s geographic mix of income.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2008, net working capital was $722.3 million, compared with $723.2 million at March 31, 2008. The slight decrease in working capital from March 31, 2008 was primarily due to a decrease in accounts receivable, partially offset by an increase in inventory.

During the three months ended June 30, 2008, operating activities generated cash of $43.6 million. Our largest source of operating cash flows was cash collections from our customers. We used $10.7 million in investing activities during the quarter, primarily due to capital expenditures for manufacturing equipment, leasehold improvements, tooling costs and computer hardware and software purchases. Net cash used in financing activities was $34.0 million. We used $49.0 million during the quarter ended June 30, 2008 to repurchase shares under our share buyback program while the exercise of stock options provided $10.9 million.

At June 30, 2008, we had cash and cash equivalents of $481.0 million and short-term investments of $3.4 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Short-term investments are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its short-term investments as Level 3 within the fair value hierarchy. Due to continued disruptions in the U.S. credit market, we recorded a $0.6 million impairment loss related to the other-than-temporary decline in the fair value of our short-term investments. Further changes in the fair value of the Company’s short-term investments would not materially affect the Company’s liquidity or capital resources.

The Company has credit lines with several European and Asian banks totaling $131.3 million as of June 30, 2008. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At June 30, 2008, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

The Company has financed its operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. The Company’s normal short-term liquidity and long-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under our credit facilities.

Based upon our available cash balances and credit lines, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2008 and 2007 (dollars in thousands):

	June 30,
	2008		2007
Accounts receivable, net	$338,493		$303,384
Inventories	274,460		231,817
Working capital	722,301		614,214
Days sales in accounts receivable (DSO) (1)	60 days		64 days
Inventory turnover (ITO) (2)	4.9	x	4.9	x
Net cash provided by operating activities	$43,607		$12,422

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities increased to $43.6 million as compared with $12.4 million in the prior year, primarily due to higher collections from our customers and an increase in net income. DSO for the quarter improved by 4 days compared with the same period last year. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,
	2008	2007
Purchases of property, plant and equipment	$(10,628)	$(19,972)
Purchases of short-term investments	—	(232,705)
Sales of short-term investments	—	308,354
Proceeds from sale of investment	—	11,308
Premiums paid on cash surrender value life insurance policies	(55)	—

Net cash provided by (used in) investing activities	$(10,683)	$66,985

Our purchases of plant and equipment during the three months ended June 30, 2008 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling. Our purchases of plant and equipment during the three months ended June 30, 2007 were principally for machinery and equipment for two new production and manufacturing facilities, including the new surface mount technology factory in China, leasehold improvements for a new office facility in Switzerland, computer hardware and software purchases, and normal expenditures for tooling.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the three months ended June 30, 2008 and 2007 (in thousands except per share amounts):

	Three months ended June 30,
	2008	2007
Repayment of short-term debt	$—	$(11,740)
Purchases of treasury shares	(49,017)	(52,003)
Proceeds from sale of shares upon exercise of options and purchase rights	10,900	11,148
Excess tax benefits from share-based compensation	4,085	4,418

Net cash used in financing activities	$(34,032)	$(48,177)

	Three months ended June 30,
	2008	2007
Number of shares repurchased	1,552	1,940
Value of shares repurchased	$49,017	$52,003
Average price per share	$31.58	$26.81

During the three months ended June 30, 2008, we repurchased 1.6 million shares for $49.0 million under the Company’s June 2007 buyback program. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $10.9 million. In addition, cash of $4.1 million was provided by tax benefits recognized on the exercise of share-based payment awards.

During the three months ended June 30, 2007, we repaid in full our short-term debt borrowings of $11.7 million. We also repurchased 1.9 million shares for $52.0 million under our May 2006 and June 2007 buyback programs. The sale of shares upon exercise of options realized $11.1 million. In addition, cash of $4.4 million was provided by tax benefits recognized on the exercise of share-based payment awards.

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

In June 2007, we announced the approval by the board of directors of a new share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at June 30, 2008 was $155.8 million. We plan to continue repurchasing shares under this program.

We believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund capital expenditures and working capital needs for the foreseeable future.

Contractual Obligations and Commitments

As of June 30, 2008, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations and (iv) long-term liabilities for income taxes payable.

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At June 30, 2008, fixed purchase commitments for capital expenditures amounted to $14.4 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At June 30, 2008, fixed purchase commitments for inventory amounted to $220.3 million, which are expected to be fulfilled by March 31, 2009. We also had other commitments of $46.1 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

At June 30, 2008, we had $97.0 million in non-current income taxes payable, including interest and penalties, related to our FIN 48 income tax liability. At this time, we cannot make a reasonably reliable estimate of the period in which a cash settlement will be made with the tax authorities.

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At June 30, 2008, the amount of outstanding guaranteed purchase obligations was approximately $2.5 million. The maximum potential future payments under one of the two guarantee arrangements is limited to $2.8 million in total. The other guarantee is limited to purchases of specified components from the named supplier. Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of June 30, 2008. As of June 30, 2008, no amounts were outstanding under these guarantees. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under any of the Company’s guarantee arrangements.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions as of June 30, 2008. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese renminbi (“CNY”), British pound sterling, Japanese yen, Taiwanese dollar, Swiss franc and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the Euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2008. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$122,606	$(11,146)	$13,623
Euro	British pound sterling	20,008	(1,819)	2,223
Japanese yen	U.S. dollar	(17,044)	1,549	(1,894)
Taiwanese dollar	U.S. dollar	10,574	(961)	1,175
Mexican peso	U.S. dollar	(6,658)	605	(740)
Euro	Swiss franc	(2,924)	266	(325)
U.S. dollar	Swiss franc	2,611	(237)	290
U.S. dollar	Euro	(1,509)	137	(168)
Euro	Norwegian kroner	(1,191)	108	(132)
Euro	Utd. Arab Emir. Dirham	1,146	(104)	127
U.S. dollar	Canadian dollar	(1,131)	103	(126)
Euro	Swedish krona	883	(80)	98
Euro	Russian ruble	637	(58)	71

		$128,008	$(11,637)	$14,222

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At June 30, 2008, net assets held in CNY totaled $122.6 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2008 were $19.1 million. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2008 were $9.3 million. Unrealized net losses on the contracts at June 30, 2008 were $0.1 million.

If the U.S. dollar had appreciated by 10% compared with the hedged foreign currency, an unrealized gain of $1.7 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the hedged foreign currency, a $2.1 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and short-term investments and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2008 and March 31, 2008 period end rates would not have a material effect on the Company’s results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, as of such date, our disclosure controls and procedures are effective.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

•

Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We may seek to minimize the impact of currency fluctuations and currency-driven competitive pricing actions by lowering or raising selling prices in a currency in order to avoid disparity with U.S. dollar prices and to respond to such actions. These efforts may not be successful.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project.

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

In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for programmable remote controls, streaming media devices and home or small business self-monitoring. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has also slowed over the last several quarters, and as a result, pricing practices and promotions by our competitors have become more aggressive.

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

If we do not successfully innovate and market products for notebook PCs, our business and results of operations may suffer.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the increasing popularity of notebook and mobile products over desktop PCs. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 13% and 11% of total revenues during fiscal years 2008 and 2007. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

In our retail channels, notebook PCs are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, if we do not successfully innovate and market products designed for notebook PCs and other mobile devices, our business and results of operations could be harmed. In addition, the increasing popularity of notebook PCs may result in a decreased demand by consumers for keyboards and desktops, which could negatively affect our sales of these products.

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

We rely on commercial air freight carriers, ocean freight carriers, trucking companies and other transportation companies for the movement of our products. Consequently, our ability to ship products to our distribution centers could be adversely impacted by shortages in available cargo capacity. The logistics and supply chain infrastructure in China, where our products are manufactured, has not kept pace with the rapid expansion of China’s economy, resulting in periodic capacity constraints in the transportation of goods. If we are unable to secure cost-effective freight resources in a timely manner, we could incur incremental costs to expedite delivery, which could adversely affect our gross margins, and we could experience delays in bringing our products to market, resulting in lost product sales or the accumulation of excess inventory. Air, ocean and ground transportation costs remain under upward pressure primarily due to high fuel costs. Continued increases in the worldwide cost of fuel could result in higher transportation costs, which could adversely affect gross margins.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share			Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the
Period		in USD	in CHF			Programs
April, 2008	—	$—	CHF	—	—	$204,718
May, 2008	928,000	$31.07	CHF	29.96	928,000	175,954
June, 2008	624,000	$32.35	CHF	31.49	624,000	155,811

Total	1,552,000	$31.58	CHF	30.58	1,552,000

During the three months ended June 30, 2008, we repurchased shares pursuant to our buyback program announced in June 2007 authorizing the purchase of an additional $250 million of our shares. The June 2007 program is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.	Description

3.3	Organizational Regulations of Logitech International S.A., as amended.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

*	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 24, 2008.

**	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Gerald P. Quindlen
Gerald P. Quindlen
President and Chief Executive Officer

/s/ Mark J. Hawkins
Mark J. Hawkins
Chief Financial Officer and U.S. Representative

August 5, 2008