Form 10-Q
period 2008-09-30
LOGITECH INTERNATIONAL SA
filed 2008-11-04
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Yes  ☐    No  ☒

As of October 1, 2008, there were 178,448,329 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Net sales	$664,707	$595,490	$1,173,418	$1,025,027
Cost of goods sold	436,633	379,536	771,772	664,287

Gross profit	228,074	215,954	401,646	360,740
Operating expenses:
Marketing and selling	84,740	76,463	162,020	141,250
Research and development	33,351	30,939	66,610	59,704
General and administrative	29,620	28,149	62,929	55,471

Total operating expenses	147,711	135,551	291,559	256,425
Operating income	80,363	80,403	110,087	104,315
Interest income, net	2,775	3,925	5,327	7,463
Other expense, net	(853)	(65,023)	(292)	(63,704)

Income before income taxes	82,285	19,305	115,122	48,074
Provision for income taxes	9,974	7,743	13,505	10,958

Net income	$72,311	$11,562	$101,617	$37,116

Net income per share:
Basic	$0.41	$0.06	$0.57	$0.20
Diluted	$0.39	$0.06	$0.55	$0.20
Shares used to compute net income per share:
Basic	178,630	181,459	178,835	181,630
Diluted	183,509	188,293	184,154	188,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$455,231	$482,352
Short-term investments	3,418	3,940
Accounts receivable	467,499	373,619
Inventories	323,673	245,737
Other current assets	68,138	60,668

Total current assets	1,317,959	1,166,316
Property, plant and equipment	105,244	104,461
Goodwill	218,776	194,383
Other intangible assets	31,460	21,730
Other assets	39,072	40,042

Total assets	$1,712,511	$1,526,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$404,356	$287,001
Accrued liabilities	168,627	156,094

Total current liabilities	572,983	443,095
Other liabilities	126,345	123,793

Total liabilities	699,328	566,888

Commitments and contingencies
Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at September 30, 2008; 231,606,620 authorized, 60,661,860 conditionally authorized and 191,606,620 issued at March 31, 2008	33,370	33,370
Additional paid-in capital	49,797	49,821
Less shares in treasury, at cost, 13,158,291 at September 30, 2008 and 12,431,093 at March 31, 2008	(373,580)	(338,293)
Retained earnings	1,336,246	1,234,629
Accumulated other comprehensive loss	(32,650)	(19,483)

Total shareholders’ equity	1,013,183	960,044

Total liabilities and shareholders’ equity	$1,712,511	$1,526,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$101,617	$37,116
Non-cash items included in net income:
Depreciation	22,501	20,002
Amortization of other intangible assets	3,470	2,437
Share-based compensation expense related to options and purchase rights	11,710	9,935
Write-down of investments	979	67,419
Excess tax benefits from share-based compensation	(6,032)	(8,285)
Loss (gain) on cash surrender value of life insurance policies	363	(567)
Deferred income taxes and other	3,434	(824)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(99,553)	(103,992)
Inventories	(83,760)	(40,810)
Other assets	(13,611)	(4,938)
Accounts payable	118,930	120,026
Accrued liabilities	23,359	15,297

Net cash provided by operating activities	83,407	112,816

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,047)	(29,917)
Purchases of short-term investments	—	(379,793)
Sales of short-term investments	—	425,879
Proceeds from sale of investment	—	11,308
Acquisitions, net of cash acquired	(31,832)	—
Premiums paid on cash surrender value life insurance policies	(427)	(238)

Net cash provided by (used in) investing activities	(57,306)	27,239

Cash flows from financing activities:
Repayment of short-term debt	—	(11,739)
Purchases of treasury shares	(76,017)	(93,562)
Proceeds from sale of shares upon exercise of options and purchase rights	22,355	25,324
Excess tax benefits from share-based compensation	6,032	8,285

Net cash used in financing activities	(47,630)	(71,692)

Effect of exchange rate changes on cash and cash equivalents	(5,592)	828

Net increase (decrease) in cash and cash equivalents	(27,121)	69,191
Cash and cash equivalents at beginning of period	482,352	196,197

Cash and cash equivalents at end of period	$455,231	$265,388

Supplemental cash flow information:
Interest paid	$138	$7
Income taxes paid	$6,548	$4,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount		Shares	Amount
March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524
Net income	—	—	—	—	—	37,116	—	37,116
Cumulative translation adjustment	—	—	—	—	—	—	13,968	13,968
Minimum pension liability adjustment	—	—	—	—	—	—	306	306
Deferred hedging losses	—	—	—	—	—	—	(2,365)	(2,365)

Total comprehensive income								49,025

Adjustment for the adoption of FASB
Interpretation No. 48 (FIN 48)	—	—	—	—	—	8,314	—	8,314
Tax benefit from exercise of stock options	—	—	5,453	—	—	—	—	5,453
Purchase of treasury shares	—	—		3,466	(93,562)			(93,562)
Sale of shares upon exercise of options and purchase rights	—	—	(27,256)	(2,510)	52,580	—	—	25,324
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	9,893	—	—	—	—	9,893

September 30, 2007	191,606	$33,370	$60,869	10,320	$(258,055)	$1,041,036	$(28,249)	$848,971

March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	—	—	—	—	—	101,617	—	101,617
Cumulative translation adjustment	—	—	—	—	—	—	(13,772)	(13,772)
Minimum pension liability adjustment	—	—	—	—	—	—	148	148
Unrealized gain on investment	—	—	—	—	—	—	457	457

Total comprehensive income								88,450

Tax benefit from exercise of stock options	—	—	6,527	—	—	—	—	6,527
Purchase of treasury shares	—	—		2,603	(76,017)			(76,017)
Sale of shares upon exercise of options and purchase rights	—	—	(18,375)	(1,876)	40,730	—	—	22,355
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	11,824	—	—	—	—	11,824

September 30, 2008	191,606	$33,370	$49,797	13,158	$(373,580)	$1,336,246	$(32,650)	$1,013,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech International S.A. is a global leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, interactive gaming and wireless devices. For the PC, the Company’s products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams and 3D control devices. For digital music devices, the Company’s products include speakers and headphones. For gaming consoles, the Company offers a range of controllers and other accessories. In addition, Logitech offers wireless music solutions for the home, advanced remote controls for home entertainment systems and a PC-based video security solution for a home or small business. The Company generates revenues from sales of its products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). The Company’s sales to its retail channels comprise the large majority of its revenues.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East, Africa and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN.

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

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or any future periods.

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

There have been no other substantial changes in our significant accounting policies during the three and six months ended September 30, 2008 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 will not be material to the Company’s consolidated financial statements.

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

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net income	$72,311	$11,562	$101,617	$37,116
Weighted average shares - basic	178,630	181,459	178,835	181,630
Effect of potentially dilutive stock options and stock purchase plan	4,879	6,834	5,319	7,069

Weighted average shares - diluted	183,509	188,293	184,154	188,699

Net income per share - basic	$0.41	$0.06	$0.57	$0.20
Net income per share - diluted	$0.39	$0.06	$0.55	$0.20

Share equivalents attributable to outstanding stock options of 4,997,925 and 1,608,700 for the three months ended September 30, 2008 and 2007, and 4,635,060 and 2,695,900 for the six months ended September 30, 2008 and 2007, were excluded from the calculation of diluted net income per share because the exercise prices of these options were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential shares in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table presents the effect of in-the-money employee stock options treated as potential shares in computing diluted earnings per share (in thousands except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
In-the-money employee stock options treated as potential shares	11,943	15,933	12,635	15,485
Percentage of basic weighted average shares outstanding	6.7%	8.8%	7.1%	8.5%
Average share price	$25.77	$27.22	$27.63	$27.05

The following table illustrates the dilution effect of stock options granted and exercised (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding as of September 30	178,630	181,459	178,835	181,630
Stock options granted	146	89	452	698
Stock options canceled, forfeited, or expired	(101)	(191)	(276)	(239)

Net options granted	45	(102)	176	459
Grant dilution (1)	0.0%	-0.1%	0.1%	0.3%
Stock options exercised	492	1,054	1,544	2,319
Exercise dilution (2)	0.3%	0.6%	0.9%	1.3%

(1)	The percentage of grant dilution is computed based on net options granted as a percentage of basic weighted average shares outstanding.

(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of weighted average shares outstanding.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$455,231	$—	$—
Short-term investments	—	—	3,418
Foreign exchange derivative assets	220

Total assets at fair value	$455,451	$—	$3,418

Foreign exchange derivative liabilities	$488	$—	$—

Total liabilities at fair value	$488	$—	$—

Notes 5 and 14 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 40 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s short-term investments portfolio as of September 30, 2008 and March 31, 2008 consisted of auction rate securities collateralized by residential and commercial mortgages. The short-term investments are classified as available-for-sale and reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our short-term investments as of September 30, 2008 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process.

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

The following table presents the change in fair value of the Company’s short-term investments during the six months ended September 30, 2008:

Balance as of March 31, 2008	$3,940
Unrealized loss	(576)

Balance as of June 30, 2008	3,364
Unrealized loss	(403)
Unrealized gain	457

Balance as of September 30, 2008	$3,418

The par value of our short-term investments portfolio at September 30, 2008 and March 31, 2008 was $47.5 million. The unrealized loss recorded in other income, net during the three and six months ended September 30, 2008 related to the other-than-temporary decline in the estimated fair value of these investments due to continuing declines in the residential mortgage markets. During the three months ended September 30, 2008, the Company recorded an unrealized gain of $0.5 million in accumulated other comprehensive loss, due to an increase in the fair value of certain short-term investments. As of March 31, 2008, the Company had not recognized any unrealized gains or losses related to its short-term investments in other comprehensive income.

Note 6 — Acquisitions

In August 2008, the Company acquired the Ultimate Ears companies (“Ultimate Ears”), a privately held group of companies that offers a range of earphones for portable-music enthusiasts as well as a line of custom-fit in-ear monitors for music professionals. The acquisition is part of the Company’s strategy to expand its portfolio of digital audio products, providing more options for portable music listening.

Total consideration paid was $34.3 million, which includes $0.5 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interests of Ultimate Ears for $33.8 million, including a $6.9 million holdback provision relating to potential indemnification claims, of which $1.8 million has been recorded as a liability in the accompanying consolidated financial statements and $5.1 million has been held in escrow. The holdback provision has been included as part of the purchase price allocation below.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of Ultimate Ears were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The preliminary allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of Ultimate Ears was as follows (in thousands):

	August 19, 2008	Estimated Life
Tangible assets acquired	$4,182
Intangible assets acquired
Existing technology	5,900	4 years
Patents and core technology	1,900	4 years
Trademark/trade name	2,900	5 years
Customer relationships and other	2,500	5 years
Goodwill	24,393	—

	41,775
Liabilities assumed	(2,236)
Deferred tax liability, net	(5,235)

Total consideration	$34,304

The existing technology of Ultimate Ears relates to the technical components used in the in-ear monitors and earplugs. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology. The patents and core technology represent awarded patents, filed patent applications and core architectures used in Ultimate Ears’ current and planned future products. Trademark/trade name relates to the Ultimate Ears brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to Ultimate Ears’ existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes.

Note 7 — Balance Sheet Components

The following provides the components of certain balance sheet amounts (in thousands):

	September 30, 2008	March 31, 2008
Accounts receivable:
Accounts receivable	$602,423	$504,406
Allowance for doubtful accounts	(2,809)	(2,497)
Allowance for returns	(21,705)	(21,099)
Cooperative marketing arrangements	(46,078)	(41,516)
Customer incentive programs	(53,328)	(49,341)
Price protection	(11,004)	(16,334)

	$467,499	$373,619

Inventories:
Raw materials	$64,527	$46,315
Work-in-process	—	13
Finished goods	259,146	199,409

	$323,673	$245,737

Other current assets:
Tax and VAT refund receivables	$29,276	$23,882
Deferred taxes	19,136	18,961
Prepaid expenses and other	19,726	17,825

	$68,138	$60,668

Property, plant and equipment:
Plant and buildings	$31,783	$33,815
Equipment	126,846	123,104
Computer equipment	45,549	47,027
Computer software	56,292	51,552

	260,470	255,498
Less: accumulated depreciation	(175,810)	(167,153)

	84,660	88,345
Construction-in-progress	17,465	12,866
Land	3,119	3,250

	$105,244	$104,461

Other assets:
Deferred taxes	$19,324	$22,618
Cash surrender value of life insurance contracts	13,134	12,793
Deposits and other	6,614	4,631

	$39,072	$40,042

Accrued liabilities:
Accrued marketing expenses	$30,207	$30,764
Accrued personnel expenses	48,009	52,895
Income taxes payable - current	13,196	15,051
Accrued freight and duty	18,180	13,969
Other accrued liabilities	59,035	43,415

	$168,627	$156,094

Long-term liabilities:
Income taxes payable - non-current	$99,188	$95,013
Obligation for management deferred compensation	14,069	14,934
Other long-term liabilities	13,088	13,846

	$126,345	$123,793

Note 8 — Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2008 (in thousands):

Balance as of March 31, 2008	$194,383
Additions	24,393

Balance as of September 30, 2008	$218,776

Additions to goodwill were related to our acquisition of Ultimate Ears during the three months ended September 30, 2008. The Company intends to fully integrate Ultimate Ears’ business into its existing operations, and discrete financial information for Ultimate Ears will not be maintained. Accordingly, the acquired goodwill will be evaluated for impairment at the total enterprise level. The Company performs its annual goodwill impairment test during its fourth fiscal quarter or more frequently if events or circumstances indicate that an impairment may have occurred.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2008			March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/tradename	$24,223	$(17,820)	$6,403	$21,385	$(16,896)	$4,489
Technology	45,323	(23,178)	22,145	37,523	(20,911)	16,612
Customer contracts	4,818	(1,906)	2,912	2,318	(1,689)	629

	$74,364	$(42,904)	$31,460	$61,226	$(39,496)	$21,730

During the six months ended September 30, 2008, changes in the gross carrying value of other intangible assets related to our acquisition of Ultimate Ears and foreign currency translation adjustments.

For the three months ended September 30, 2008 and 2007, amortization expense for other intangible assets was $1.9 million and $1.2 million. For the six months ended September 30, 2008 and 2007, amortization expense for other intangible assets was $3.5 million and $2.4 million. The Company expects that amortization expense for the six-month period ending March 31, 2009 will be $3.6 million, and annual amortization expense for fiscal years 2010, 2011, 2012 and 2013 will be $7.6 million, $7.4 million, $6.6 million and $4.3 million; and $2.0 million in total thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $126.6 million at September 30, 2008. There are no financial covenants under these lines of credit with which the Company must comply. At September 30, 2008, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Capital

The Company’s nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 13,158,291 of which were held in treasury as of September 30, 2008.

Pursuant to the Company’s Articles of Incorporation, the Board of Directors was previously authorized to increase the share capital of the Company through the issuance of up to 40,000,000 shares. This authorization expired in July 2008.

In September 2008, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation which decreased the conditional capital reserved for potential issuance on the exercise of rights granted under the Company’s employee equity incentive plans from 60,661,860 shares to 25,000,000 shares. The Board of Directors determined that the reduced amount of conditional capital was adequate to cover employee equity incentives without impacting the ability of the Company to maintain employee equity incentive plans.

In September 2008, the shareholders also approved the creation of conditional capital representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. The Company has no present intention to issue convertible bonds. However, this conditional capital was created in order to provide financing flexibility for future expansion, investments or acquisitions.

Share Repurchases

During the three and six months ended September 30, 2008 and 2007, the Company had the following approved share buyback programs in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	June 2010	—	$128,871
May 2006	$250,000	June 2009	February 2008	$—

In addition, in September 2008, the Company’s Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and will begin after the Company completes its current share buyback program of $250 million.

During the three and six months ended September 30, 2008 and 2007, the Company repurchased shares under its share buyback programs as follows (in thousands):

	Three months ended September 30, (1)				Six months ended September 30, (1)
Date of Announcement	2008		2007		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	1,051	$27,000	—	$—	2,603	$76,017	—	$—
May 2006	—	—	1,526	$41,559			3,466	$93,562

	1,051	$27,000	1,526	$41,559	2,603	$76,017	3,466	$93,562

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 11 — Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consists of net income and other comprehensive income, a component of shareholders’ equity.

Comprehensive income for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net income	$72,311	$11,562	$101,617	$37,116
Other comprehensive income (loss):
Cumulative translation adjustment	(12,389)	9,442	(13,772)	13,968
Minimum pension liability adjustment	44	—	148	306
Unrealized gain on investment	457	—	457	—
Deferred realized hedging gains (losses)	—	(1,537)	—	(2,365)

Comprehensive income	$60,423	$19,467	$88,450	$49,025

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2008	March 31, 2008
Cumulative translation adjustment	$(24,188)	$(10,416)
Unrealized gain on investment	457	—
Pension liability adjustments	(8,919)	(9,067)

	$(32,650)	$(19,483)

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of September 30, 2008, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123R”), for share-based awards granted to employees and directors including stock options and share purchases under the 2006 ESPP and 1996 ESPP. The following table summarizes the share-based compensation expense and related tax benefit recognized in accordance with SFAS 123R for the three and six months ended September 30, 2008 and 2007 (in thousands).

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$669	$636	$1,400	$1,340

Share-based compensation expense included in gross profit	669	636	1,400	1,340

Operating expenses:
Marketing and selling	1,989	1,699	3,838	3,645
Research and development	1,147	741	2,109	1,507
General and administrative	2,018	1,415	4,364	3,443

Share-based compensation expense included in operating expenses	5,154	3,855	10,311	8,595

Total share-based compensation expense related to employee stock options and employee stock purchases	5,823	4,491	11,711	9,935
Tax benefit	1,241	1,662	2,198	2,631

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$4,582	$2,829	$9,513	$7,304

Share-based compensation expense per share:
Basic	$0.03	$0.02	$0.05	$0.04
Diluted	$0.02	$0.02	$0.05	$0.04

As of September 30, 2008 and 2007, $0.8 million and $0.7 million of share-based compensation cost was capitalized to inventory. As of September 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $37.7 million, which is expected to be recognized over the next 34 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions:

	Three Months Ended September 30,				Six Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	3.7 years	3.7 years	6 months	6 months	3.7 years	3.7 years
Expected volatility	41%	33%	35%	30%	45%	33%	34%	35%
Risk-free interest rate	1.96%	4.97%	2.97%	4.84%	2.38%	4.97%	2.31%	4.46%

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

The following table represents the expected forfeiture rates and the weighted average grant-date fair values of options granted:

	Three Months Ended September 30,				Six Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
Expected forfeitures	0%	0%	7%	7%	0%	0%	7%	7%
Weighted average grant-date fair value of options granted	$7.01	$7.01	$7.39	$8.16	$7.94	$7.01	$7.87	$9.28

The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

A summary of activity under the stock option plans is as follows (exercise prices are weighted averages):

	Three Months ended September 30,				Six Months ended September 30,
	2008		2007		2008		2007
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	17,032,530	$18	18,172,071	$13	17,952,376	$17	18,875,722	$12
Granted	145,500	$25	89,000	$27	452,000	$28	698,000	$28
Exercised	(492,052)	$9	(1,053,894)	$9	(1,543,650)	$10	(2,319,159)	$9
Cancelled or expired	(101,125)	$26	(191,248)	$19	(275,873)	$24	(238,634)	$19

Outstanding, end of year	16,584,853	$18	17,015,929	$13	16,584,853	$18	17,015,929	$13

Exercisable, end of year	10,356,802	$12	11,056,631	$10	10,356,802	$12	11,056,631	$10

The total pretax intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $7.8 million and $20.4 million and the tax benefit realized for the tax deduction from options exercised during those periods was $2.6 million and $4.8 million. The total pretax intrinsic value of options exercised during the six months ended September 30, 2008 and 2007 was $29.2 million and $42.4 million and the tax benefit realized for the tax deduction from options exercised during those periods was $7.8 million and $10.4 million.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2008 and 2007 were $2.0 million and $2.3 million and during the six months ended September 30, 2008 and 2007 were $4.3 million and $4.0 million.

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

The net periodic benefit cost for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Service cost	$614	$519	$1,248	$1,029
Interest cost	373	236	758	468
Expected return on plan assets	(383)	(291)	(779)	(577)
Amortization of net transition obligation	1	1	2	2
Recognized net actuarial loss	112	34	227	69

Net periodic benefit cost	$717	$499	$1,456	$991

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. For the three months ended September 30, 2008 and 2007, the income tax provision was $10.0 million and $7.7 million based on effective income tax rates of 12.1% and 40.1%. For the six months ended September 30, 2008 and 2007, the income tax provision was $13.5 million and $11.0 million based on effective income tax rates of 11.7% and 22.8%. The decrease in the income tax rate for the three and six months ended September 30, 2008 was primarily due to the higher other-than-temporary decline in the estimated fair value of the Company’s short-time investment recorded in the second quarter of fiscal year 2008, and changes in the Company’s geographic mix of pre-tax income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was signed into law by the U.S. Government. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company is currently in the process of analyzing the impact of the new law and will recognize the benefit, if any, in the third quarter of the current fiscal year.

As of September 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) was $105.7 million and $101.5 million, of which $93.4 million and $89.1 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2008 and March 31, 2008, the Company had approximately $9.7 million and $8.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 14 — Derivative Financial Instruments – Foreign Exchange Hedging

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2008 and 2007 relating to foreign currency receivables or payables were $15.0 million and $8.2 million. There were no outstanding forward contracts related to forecasted inventory purchases at September 30, 2008. The notional amount of such forward contracts outstanding at September 30, 2007 was $48.6 million. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2008 and 2007 were $19.1 million and $20.4 million. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

The fair value of our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Under SFAS 157, quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy. Fair value of our foreign exchange derivative assets as of September 30, 2008 was $0.2 million. Fair value of our foreign exchange derivative liabilities as of September 30, 2008 was $0.5 million.

Net gains recognized into cost of goods sold during the three and six months ended September 30, 2008 were $1.3 million and $1.1 million. Net losses recognized into cost of goods sold during the three and six months ended September 30, 2007 were $0.3 million and $0.3 million. Unrealized net losses on forward contracts outstanding at September 30, 2008 were $0.3 million.

Note 15 — Commitments and Contingencies

At September 30, 2008, fixed purchase commitments for capital expenditures amounted to $18.8 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At September 30, 2008, fixed purchase commitments for inventory amounted to $256.0 million, which are expected to be fulfilled by March 31, 2009. The Company also had other commitments totaling $45.4 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At September 30, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.9 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million. The other guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of September 30, 2008. As of September 30, 2008, no amounts were outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, the Company has entered into indemnification agreements with its officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions at September 30, 2008. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, results of operations or cash flows. The Company’s accruals for lawsuits and claims as of September 30, 2008 were not material.

Note 16 — Segment Information

The Company operates in one operating segment, which is the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
EMEA	$309,815	$280,616	$512,878	$459,749
Americas	233,818	222,889	436,767	396,664
Asia Pacific	121,074	91,985	223,773	168,614

Total net sales	$664,707	$595,490	$1,173,418	$1,025,027

No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three and six months ended September 30, 2008 and 2007. One customer group represented 15% of net sales in the three and six months ended September 30, 2008. The same customer group represented 17% and 16% of net sales in the three and six months ended September 30, 2007.

Net sales by product family were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Retail - Pointing Devices	$180,466	$155,490	$327,845	$265,143
Retail - Keyboards & Desktops	108,694	114,500	202,628	196,089
Retail - Audio	116,812	123,628	200,030	216,694
Retail - Video	70,290	64,469	127,478	111,744
Retail - Gaming	39,030	35,726	69,540	57,928
Retail - Remotes	28,924	24,628	55,863	40,070
OEM	120,491	77,049	190,034	137,359

Total net sales	$664,707	$595,490	$1,173,418	$1,025,027

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2008	March 31, 2008
EMEA	$17,248	$20,386
Americas	40,712	36,122
Asia Pacific	51,179	50,330

Total long-lived assets	$109,139	$106,838

Long-lived assets in China, the United States and Switzerland each represented more than 10% of the Company’s total consolidated long-lived assets at September 30, 2008 and March 31, 2008.

Note 17 — Subsequent Event

On November 3, 2008, Logitech acquired SightSpeed Inc. (“SightSpeed”), a Berkeley, California-based privately held company, for approximately $30 million in cash. SightSpeed is an award-winning provider of high-quality Internet video communication services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding current and future general economic conditions, consumer demands for our products, our current or future revenue mix, potential promotional actions, the financial condition of our suppliers and customers, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. These forward looking statements involve risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2009 and our fiscal year 2008 Form 10-K, which was filed on May 30, 2008, in which we discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a global leader in peripherals for personal computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices.

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

We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels were 83.8% and 86.6% of our net sales for the six months ended September 30, 2008 and 2007. The large majority of our revenues are derived from sales of our products for use by consumers, with sales of our products for use by businesses amounting to a small part of our revenues.

Our markets are extremely competitive and are characterized by short product life cycles, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. In order to remain competitive, we believe continued investment in product research and development is critical to driving innovation with new and improved products and technologies. We are committed to identifying and meeting current and future customer trends with an innovative product portfolio, as well as increasing the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and strengthening market leadership.

Over the last several years, we have expanded and improved our supply chain operations, invested in product development and marketing, delivered innovative new products and pursued new market opportunities. We have significantly broadened our product offerings and the markets in which we sell. Our product expansion has been primarily organic, but we have also grown as a result of a limited number of acquisitions that expanded our business into new product categories. We are developing new opportunities in emerging markets, while leveraging the growth remaining in our mature markets.

Summary of Financial Results

During the three months ended September 30, 2008, our net sales increased 12% to $664.7 million, with growth of 32% in the Asia Pacific region, 10% in the Europe, Middle East and Africa (“EMEA”) region and 5% in the Americas, reflecting the slowing economic conditions in the United States. For the six months ended September 30, 2008, net sales increased 14% to $1,173.4 million, with growth of 33% in Asia Pacific, 12% in EMEA and 10% in the Americas. Net sales of all product lines except audio increased during the six months ended September 30, 2008, although sales of keyboards and desktops, as well as audio products, declined in the quarter ended September 30, 2008 compared with the prior year. Our gross margin in the three and six months ended September 30, 2008 decreased to 34.3% and 34.2% as compared with 36.3% and 35.2% in the prior fiscal year, due to a higher proportion of OEM sales in 2008 and increased labor and material input costs. Net income for the six months ended September 30, 2008 increased to $101.6 million compared with $37.1 million in the prior fiscal year, which included an unrealized loss of $67.4 million related to an other-than-temporary decline in the estimated fair value of our short-term investments.

Trends in Our Business

We have a large and varied portfolio of product lines, grouped in several product families. We believe that increases or decreases in the retail sales level of a product family are primarily the result of the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, and the price points at which products are available. Historically, sales of individual product lines rise and fall over time, and we expect these types of trends to continue.

Most of our revenue comes from sales to our retail channels, which resell to consumers. As a result, our customers’ demand for our products depends on their reactions to current economic conditions, as well as trends in consumer confidence and consumer spending. In recent years, we have grown our total Company sales despite economic downturns in specific countries or regions. However, in the fiscal quarter ended September 30, 2008, our U.S. customers decreased their inventory purchases below our expectations, in reaction to the general slowdown in U.S. consumer demand. We believe it is likely that this decline in demand will continue in the U.S., and may expand to affect European and possibly Asia Pacific consumers. Therefore we have decreased our targets for growth in sales and operating income for fiscal year 2009 from the targets we had established prior to the quarter ended September 30, 2008.

Trends in our OEM sales are closely related to trends in the OEM customers’ products with which they are sold. Recently, our OEM sales have been growing faster than our retail sales, due to the sales of microphones for use with particular game titles for gaming consoles. These sales are tied to the title distributor agreeing to distribute our microphone with their game, and to the popularity of the particular game title. We believe future OEM growth depends on the development and popularity of new titles or products, and the manufacturers’ decision to combine our products with theirs, none of which is assured to occur. Our OEM sales of computer mice, which have historically comprised most of our OEM sales, have been growing more slowly in recent years. We believe this trend is due to the growing popularity of notebook and smaller form factor PCs, which manufacturers typically do not sell with mice. Consequently, we expect the trend of slowing OEM mice sales to continue.

Retail seasonality has traditionally characterized our business, and we expect will continue to do so. Our sales are typically highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and lowest in the first fiscal quarter (April to June), before new products are introduced. Therefore quarterly sales and financial performance trends are most meaningful when compared with the same quarter of the preceding year, rather than the sequential quarter. In addition, a significant portion of our quarterly retail sales has historically occurred in the last month of the quarter. This lack of sales linearity increases the difficulty of predicting quarterly revenue and profits, and adjusting operating expenses and production quickly to align with sales volumes. We are working with our customers to improve forecasts of consumer and product demand in order to increase sales linearity throughout each quarter.

Although our financial results are reported in U.S. dollars, more than half of our sales are made in currencies other than the U.S. dollar, such as the Euro, Chinese renminbi yuan and Japanese yen. Our product costs are primarily in Chinese yuan and U.S. dollars, and our operating expenses are incurred in over 30 different currencies. Our pricing strategy generally includes, among other factors, raising or lowering selling prices in other currencies to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. Although over time we attempt to adjust prices to reflect currency movements, our financial results could be significantly affected in the short term by fluctuations in foreign exchange rates.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. In addition, our suppliers’ reactions to current uncertain economic conditions could result in supply shortages or price increases that negatively impact our gross margins. In recent years, we have managed our commodity and supply chain costs and our promotional efforts to maintain or improve our gross margins. We believe a significant global economic slowdown would make improving or maintaining our current gross margin levels difficult to sustain.

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

There have been no significant changes during the three and six months ended September 30, 2008 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 will not be material to our consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Net Sales

Net sales by channel and product family for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change %
Net sales by channel:
Retail	$544,216	$518,441	5%
OEM	120,491	77,049	56%

Total net sales	$664,707	$595,490	12%

Net sales by product family:
Retail - Pointing Devices	$180,466	$155,490	16%
Retail - Keyboards & Desktops	108,694	114,500	(5%)
Retail - Audio	116,812	123,628	(6%)
Retail - Video	70,290	64,469	9%
Retail - Gaming	39,030	35,726	9%
Retail - Remotes	28,924	24,628	17%
OEM	120,491	77,049	56%

Total net sales	$664,707	$595,490	12%

Logitech’s pointing devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms and wireless music systems; video is comprised of PC webcams and WiLife video security monitoring systems; gaming includes console and PC gaming peripherals; and remotes is comprised of our advanced remote controls.

Retail sales growth for the quarter ended September 30, 2008 was primarily driven by strong contributions from pointing devices and video. OEM sales were higher as a result of increased sales of our microphones for singing games. Sales growth benefited from favorable foreign currency exchange rate fluctuations, and was constrained by the challenging retail environment as compared with the prior fiscal year.

Approximately 54% of the Company’s sales were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2008. If foreign currency exchange rates in the three months ended September 30, 2008 had been the same as in the three months ended September 30, 2007, our total sales increase would have been 9%. However the benefit does not consider the impact that currency fluctuations had on our pricing strategy, which may result in selling prices in one currency being raised or lowered over time to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.

Retail Pointing Devices. Retail sales of our pointing devices increased 16% and units increased 21% in the three months ended September 30, 2008 as compared with the same period in the prior fiscal year. The growth was primarily attributable to sales of our cordless mice, with sales increasing by 25% and units by 26%. The primary growth drivers were our V220 Cordless Optical Mouse for notebooks, V450 Cordless Laser Mouse for notebooks and our new V550 Nano Cordless Mouse. The LX8 Cordless Laser Mouse and the MX 1100 Cordless Laser Mouse also made a strong contribution during the quarter. Sales of corded mice increased 14% and units increased 21% primarily due to an increase in sales of our notebook mice.

Retail Keyboards and Desktops. Sales of keyboards and desktops decreased 5% and units decreased 1% during the quarter ended September 30, 2008 as compared with the same quarter last year. Cordless desktop sales decreased 14% with units decreasing 7%, primarily due to lower sales of our Cordless Desktop Wave as compared with the prior year. However, this decrease was partially offset by increased sales of our Cordless Desktop MX 5500 and our Cordless Desktop EX 100. Cordless keyboard sales increased 58% compared with the prior year, primarily due to increased sales of diNovo Mini, our cordless mini-keyboard optimized for controlling PC entertainment.

Retail Audio. Retail audio sales declined 6% with units remaining flat, primarily due to lower PC and iPod speaker sales. PC speaker sales decreased 15% during the quarter ended September 30, 2008, as compared with the same quarter in the prior fiscal year, primarily attributable to weakness in our product line due to product transitions, as well as softness in the Americas region. Sales of our iPod speakers decreased 6% primarily due to lower sales of our PureFi Anywhere speakers as compared with the prior year. PC headset sales grew 11%, driven by our new ClearChat PC Wireless headset. Our ClearChat Pro and ClearChat Comfort USB headsets also contributed to the growth in headset sales during the quarter. Sales of our Streaming Media Systems more than doubled compared with the prior year, with the introduction of Squeezebox Boom, our all-in-one network music player which was launched during the quarter.

Retail Video. Video sales increased 9% and units increased 3% during the quarter compared with last year, primarily attributable to sales of our WiLife video monitoring products. Sales of our high-end webcam, the QuickCam Pro 9000, as well as two of our webcams from our lower-price segment, the QuickCam Connect for Skype and Communicate MP, increased during the quarter, but were partially offset by a decline in sales of our QuickCam Communicate STX webcam.

Retail Gaming. Retail sales of our gaming products increased 9% while units decreased 8% in the three months ended September 30, 2008 as compared with the same period in the prior fiscal year. PC gaming sales increased 2% primarily due to higher sales of our G15 gaming keyboard as compared with the prior year. Console gaming sales increased 40% primarily attributable to a strong demand for our steering wheels, led by our new GT Driving Force Wheel which started shipping in the quarter ended June 30, 2008.

Retail Remotes. Retail remote sales increased 17% with units increasing 49% during the quarter ended September 30, 2008 as compared with the prior year, primarily driven by continued strong demand for our Harmony One remote control.

Retail Regional Performance. Sales in our Asia Pacific and EMEA regions increased 35% and 8%, with units increasing 17% and 13% during the quarter as compared with the prior year. Sales in our Americas region declined 11% and units declined 4%. Our Asia Pacific region achieved double-digit growth in all product lines, led by remotes, pointing devices and audio products. Sales growth in the EMEA region was driven primarily by growth in our remotes, pointing devices and video product lines. The decline in sales in the Americas was primarily attributable to lower demand for our audio products, keyboards and desktops, partially offset by an increase in sales of our gaming peripherals as compared with the prior year. The disparity between sales growth and unit growth was primarily due to product mix and foreign currency fluctuations in the Asia Pacific and EMEA regions.

OEM. Sales of OEM products increased 56% and units increased 31% during the quarter as compared with the same period last year, primarily due to the continued success of our microphones for singing games for Playstation 3, Wii and Xbox 360. Sales of embedded video modules for notebooks also made a strong contribution to our growth in OEM.

Gross Profit

Gross profit for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change
Net sales	$664,707	$595,490	12%
Cost of goods sold	436,633	379,536	15%

Gross profit	$228,074	$215,954	6%

Gross margin	34.3%	36.3%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit increased 6% in dollars but declined as a percentage of revenue in the three months ended September 30, 2008 compared with the same period in the prior fiscal year. The decline was primarily due to a combination of higher labor and material input costs, higher freight costs and an increase of OEM in the product mix.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change
Marketing and selling	$84,740	$76,463	11%
% of net sales	13%	13%
Research and development	33,351	30,939	8%
% of net sales	5%	5%
General and administrative	29,620	28,149	5%
% of net sales	4%	5%

Total operating expenses	$147,711	$135,551	9%

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses increased 11% in the three months ended September 30, 2008 as compared with the same period in the prior fiscal year primarily due to increased personnel costs related to headcount additions during the last twelve months. Personnel costs increased 20% as compared with the quarter ended September 30, 2007 primarily due to the addition of the WiLife product marketing group, as well as the continued growth in the worldwide marketing groups and regional sales and marketing organizations. In addition, merchandising expenses and information technology costs also increased during the quarter as compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc relative to the U.S. dollar, also contributed to the increase.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The increase in research and development expense reflects our commitment to continued investment in research and development initiatives, particularly in our video, control devices and remotes product lines. Personnel costs increased 7% during the quarter ended September 30, 2008 as compared with the same quarter last year due to headcount additions in the last twelve months. An increase in information technology costs also contributed to the increase in research and development expense. The impact of year-over-year exchange rate changes on translation of foreign currency research and development expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar, also contributed to the increase.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 5% primarily as a result of an increase in personnel expenses. Personnel expenses increased 11% during the quarter due to salary increases and promotions during the fourth quarter of fiscal year 2008, as well as higher stock compensation expenses year over year. The impact of year-over-year exchange rate changes on translation of foreign currency general and administrative expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Euro relative to the U.S. dollar, also contributed to the increase. Due to the Company’s efforts to control the growth of general and administrative expenses, the percentage of general and administrative costs grew at a slower rate than the Company’s net sales grew.

Interest Income, Net

Interest income and expense for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change
Interest income	$2,777	$3,940	(30%)
Interest expense	(2)	(15)	87%

Interest income, net	$2,775	$3,925	(29%)

Interest income was lower for the three months ended September 30, 2008 despite higher invested balances due to significantly lower interest rates as compared with the prior year.

Other Expense, Net

Other income and expense for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change
Foreign currency exchange gains (losses), net	$(220)	$1,722	(113%)
Write-down of investments	(403)	(67,419)	(99%)
Other, net	(230)	674	(134%)

Other expense, net	$(853)	$(65,023)	(99%)

During the quarter ended September 30, 2008 and 2007, we recorded an unrealized loss of $0.4 million and $67.4 million related to the other-than-temporary declines in the estimated fair value of our short-term investments. The decrease in foreign exchange gains during the three months ended September 30, 2008 was primarily due to a gain in the prior fiscal year on a closed Euro forward contract.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Provision for income taxes	$9,974	$7,743
Effective income tax rate	12.1%	40.1%

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

The provision for income taxes for the three months ended September 30, 2008 and 2007 included a $1.2 million and $1.7 million tax benefit related to share-based compensation expense.

The decrease in the effective tax rate to 12.1% in the second quarter of fiscal year 2009 compared with 40.1% in the same period in the prior fiscal year is primarily due to a higher other-than-temporary decline in the estimated fair value of our short-term investments in the prior year, and changes in the Company’s geographic mix of pre-tax income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was signed into law by the U.S. Government. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We are currently in the process of analyzing the impact of the new law and will recognize the benefit, if any, in the third quarter of the current fiscal year.

Six Months Ended September 30, 2008 Compared with Six Months Ended September 30, 2007

Net Sales

Net sales by channel and product family for the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007	Change %
Net sales by channel:
Retail	$983,384	$887,668	11%
OEM	190,034	137,359	38%

Total net sales	$1,173,418	$1,025,027	14%

Net sales by product family:
Retail - Pointing Devices	$327,845	$265,143	24%
Retail - Keyboards & Desktops	202,628	196,089	3%
Retail - Audio	200,030	216,694	(8%)
Retail - Video	127,478	111,744	14%
Retail - Gaming	69,540	57,928	20%
Retail - Remotes	55,863	40,070	39%
OEM	190,034	137,359	38%

Total net sales	$1,173,418	$1,025,027	14%

Retail sales growth for the six months ended September 30, 2008 was primarily attributable to strong contributions from pointing devices, video products and remotes. OEM sales were higher as a result of continued demand for our microphones for singing games. We achieved strong sales growth in spite of a very challenging retail environment as compared with the prior fiscal year.

Approximately 52% of the Company’s sales were denominated in currencies other than the U.S. dollar in the six months ended September 30, 2008. Net sales growth benefited from favorable foreign currency exchange rate fluctuations during the six months ended September 30, 2008. If foreign currency exchange rates in the six months ended September 30, 2008 had been the same as in the six months ended June 30, 2007, our total sales increase would have been 11%. However the benefit does not consider the impact that currency fluctuations had on our pricing strategy, which may result in selling prices in one currency being raised or lowered over time to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions.

Retail Pointing Devices. Retail sales and units of our pointing devices increased 24% in the six months ended September 30, 2008 compared with the same period in the prior fiscal year. Sales of cordless mice increased 38% and units increased 39%, primarily driven by sales of our V220 Cordless Optical Mouse for notebooks, our VX Nano Cordless Laser Mouse for Notebooks and our V450 Nano Cordless Mouse for Notebooks. Sales of corded mice increased 14% and units increased 20% primarily due to an increase in sales of our notebook mice.

Retail Keyboards and Desktops. Sales of keyboards and desktops increased 3% and units increased 6% during the six months ended September 30, 2008 compared with the same period last year. The growth in sales was primarily driven by sales of our Cordless Desktop MX 5500 Revolution, our Cordless Desktop EX 100 and our cordless mini-keyboard, the diNovo Mini, partially offset by lower sales of two of our Cordless Desktops, the MX 3200 Laser and the MX 5000 Laser.

Retail Audio. Retail audio sales declined 8% with a 6% decrease in units. The decline was primarily due to lower PC speaker sales which decreased 17% during the six months ended September 30, 2008, compared with the same period in the prior fiscal year, primarily attributable to weakness in our product line due to product transitions. Sales of our iPod speakers increased 2% primarily due to strong contributions from our PureFi Anywhere and our PureFi Dream speakers. PC headset sales grew 12%, driven by our new ClearChat Pro and ClearChat Comfort USB headsets.

Retail Video. Video sales increased 14% and units increased 2% during the six months ended September 30, 2008 compared with last year, primarily attributable to sales of our WiLife video monitoring products. Sales of our high-end webcam, the QuickCam Pro 9000, as well as two of our webcams from our lower-price segment, the QuickCam Connect for Skype and Communicate MP, increased during the quarter, but were partially offset by a decline in sales of our QuickCam Communicate STX webcam.

Retail Gaming. Retail sales of our gaming peripherals increased 20% while units decreased 12% in the six months ended September 30, 2008 compared with the same period in the prior fiscal year. PC gaming sales increased 9% primarily due to sales of our G15 gaming keyboard and our G25 racing wheel. Console gaming sales increased 51% primarily attributable to strong demand for our new GT Driving Force Wheel which started shipping in the quarter ended June 30, 2008.

Retail Remotes. Retail remote sales increased 39% and units increased 60% during the six months ended September 30, 2008 compared with the same period in the prior year, primarily driven by strong sales of our new Harmony One remote control.

Retail Regional Performance. We achieved double-digit retail growth in our Asia Pacific and EMEA regions while sales in our Americas region remained flat during the six months ended September 30, 2008 compared with the same period last year. Sales in our Asia Pacific region increased 38% and units increased 20%, driven by double-digit growth in all product lines. Sales in the EMEA region increased 12% with units increasing 10%, led by solid contributions from sales of remotes and pointing devices. In the Americas region sales remained flat and units increased 3% compared with the prior year. Sales in the audio and keyboards and desktops product lines in the Americas region declined 22% and 10%, but this decline was partially offset by sales growth in our remotes, gaming and video product lines. The disparity between sales growth and unit growth in the Asia Pacific region was primarily due to product mix and foreign currency fluctuations.

OEM. Sales of OEM products increased 38% and units increased 22% during the six months ended September 30, 2008 compared with the same period last year, primarily due to the continued success of our microphones for singing games for Playstation 3, Wii and Xbox 360.

Gross Profit

Gross profit for the six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Six months ended September 30,
	2008	2007	Change
Net sales	$1,173,418	$1,025,027	14%
Cost of goods sold	771,772	664,287	16%

Gross profit	$401,646	$360,740	11%

Gross margin	34.2%	35.2%

Gross profit increased 11% in dollars but declined as a percentage of revenue primarily due to a combination of higher labor and material input costs, higher freight costs and an increase in OEM in the product mix in the six months ended September 30, 2008 compared with the same period last year.

Operating Expenses

Operating expenses for the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007	Change
Marketing and selling	$162,020	$141,250	15%
% of net sales	14%	14%
Research and development	66,610	59,704	12%
% of net sales	6%	6%
General and administrative	62,929	55,471	13%
% of net sales	5%	5%

Total operating expenses	$291,559	$256,425	14%

Marketing and Selling

Marketing and selling expenses increased 15% in the six months ended September 30, 2008 compared with the same period in the prior fiscal year primarily due to increased personnel costs related to headcount additions during the last twelve months to support higher retail sales levels. Personnel costs increased 20% compared with the six months ended September 30, 2007 primarily due to the addition of the WiLife product marketing group, as well as the continued growth in the worldwide marketing groups and regional sales and marketing organizations. In addition, merchandising expenses and information technology costs also increased during the period compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements, particularly from the stronger Euro and Swiss franc relative to the U.S. dollar, also contributed to the increase.

Research and Development

The increase in research and development expense of 12% was primarily related to our continued investment in research and development initiatives, particularly in the video, remotes and control devices product lines. The highest contributor to the increase in research and development expenses was personnel costs, increasing at 10%, primarily due to headcount additions during the last 12 months. Information technology costs also increased during the six months ended September 30, 2008 compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency research and development expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar, also contributed to the increase.

General and Administrative

General and administrative expense increased 13% primarily as a result of an increase in personnel expenses, depreciation expense and hardware and software maintenance expenses. Personnel costs increased 15% during the six months ended September 30, 2008 due to salary increases and promotions during the fourth quarter of fiscal year 2008, as well as higher stock compensation expenses compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency general and administrative expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Euro relative to the U.S. dollar, also contributed to the increase.

Interest Income, Net

Interest income and expense for the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007	Change
Interest income	$5,457	$7,548	(28%)
Interest expense	(130)	(85)	(53%)

Interest income, net	$5,327	$7,463	(29%)

Interest income was lower for the six months ended September 30, 2008 despite higher invested balances due to significantly lower interest rates as compared with the prior year.

Other Expense, Net

Other income and expense for the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007	Change
Foreign currency exchange gains, net	$1,171	$2,953	(60%)
Write-down of investments	(979)	(67,419)	(99%)
Other, net	(484)	762	(164%)

Other expense, net	$(292)	$(63,704)	(100%)

During the six months ended September 30, 2008 and 2007, we recorded an unrealized loss of $1.0 million and $67.4 million related to an other-than-temporary decline in the estimated fair value of our short-term investments. The decrease in foreign exchange gains during the six months ended September 30, 2008 was primarily due to a gain in the prior fiscal year on a closed Euro forward contract.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007
Provision for income taxes	$13,505	$10,958
Effective income tax rate	11.7%	22.8%

The provision for income taxes for the six months ended September 30, 2008 and 2007 included a $2.2 million and $2.6 million tax benefit related to share-based compensation expense.

The decrease in the effective tax rate to 11.7% during the six months ended September 30, 2008 compared with 22.8% in the same period in the prior fiscal year is primarily due to a higher other-than-temporary decline in the estimated fair value of the Company’s short-time investments in the prior year, and changes in the Company’s geographic mix of pre-tax income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was signed into law by the U.S. Government. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We are currently in the process of analyzing the impact of the new law and will recognize the benefit, if any, in the third quarter of the current fiscal year.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2008, net working capital was $745.0 million, compared with $723.2 million at March 31, 2008. The increase in working capital from March 31, 2008 was primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable.

During the six months ended September 30, 2008, operating activities generated cash of $83.4 million. Our largest source of operating cash flows was cash collections from our customers. We used $57.3 million in investing activities during the period, $31.8 million of which was paid for our acquisition of Ultimate Ears, net of cash acquired, and $25.0 million was for capital expenditures for manufacturing equipment, leasehold improvements, tooling costs and computer hardware and software purchases. Net cash used in financing activities was $47.6 million. We used $76.0 million during the six months ended September 30, 2008 to repurchase shares under our share buyback program while the exercise of stock options provided $22.4 million.

At September 30, 2008, we had cash and cash equivalents of $455.2 million and short-term investments of $3.4 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Short-term investments are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its short-term investments as Level 3 within the fair value hierarchy, as described in Note 4 of our consolidated financial statements. Due to continued disruptions in the U.S. credit market, we recorded a $1.0 million impairment loss related to the other-than-temporary decline in the fair value of our short-term investments during the six months ended September 30, 2008. Further changes in the fair value of our short-term investments would not materially affect our liquidity or capital resources.

The Company has credit lines with several European and Asian banks totaling $126.6 million as of September 30, 2008. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At September 30, 2008, we had no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

The Company has financed its operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. Our normal short-term liquidity and long-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under our credit facilities.

Based upon our available cash balances and credit lines, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2008 and 2007 (dollars in thousands):

	September 30,
	2008	2007
Accounts receivable, net	$467,499	$425,052
Inventories	323,673	263,396
Working capital	744,976	615,055
Days sales in accounts receivable (DSO) (1)	63 days	64 days
Inventory turnover (ITO) (2)	5.4x	5.8x
Net cash provided by operating activities	$83,407	$112,816

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities decreased to $83.4 million as compared with $112.8 million in the prior year, primarily due to higher ending inventory. DSO for the quarter improved by 1 day compared with the same period last year. Inventory turnover deteriorated compared with the prior year primarily due to slower sales than planned late in the quarter in the Americas region. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six months ended September 30,
	2008	2007
Purchases of property, plant and equipment	$(25,047)	$(29,917)
Purchases of short-term investments	—	(379,793)
Sales of short-term investments	—	425,879
Proceeds from sale of investment	—	11,308
Acquisitions, net of cash acquired	(31,832)	—
Premiums paid on cash surrender value life insurance policies	(427)	(238)

Net cash provided by (used in) investing activities	$(57,306)	$27,239

Our purchases of plant and equipment during the six months ended September 30, 2008 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling. In August 2008, the Company acquired the Ultimate Ears companies for $31.8 million, net of cash acquired of $0.2 million and including $0.5 million in transaction costs.

Our purchases of plant and equipment during the six months ended September 30, 2007 were principally for machinery and equipment for two new production and manufacturing facilities, including the new surface mount technology factory in China, leasehold improvements for a new office facility in Switzerland, computer hardware and software purchases, and normal expenditures for tooling.

We no longer invest in the auction rate securities which generated the purchase and sale activity in the six months ended September 30, 2007. In April 2007, we received $11.3 million from the sale in March 2007 of our investment in Anoto Group AB.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the six months ended September 30, 2008 and 2007 (in thousands except per share amounts):

	Six months ended September 30,
	2008	2007
Repayment of short-term debt	$—	$(11,739)
Purchases of treasury shares	(76,017)	(93,562)
Proceeds from sale of shares upon exercise of options and purchase rights	22,355	25,324
Excess tax benefits from share-based compensation	6,032	8,285

Net cash used in financing activities	$(47,630)	$(71,692)

	Six months ended September 30,
	2008	2007
Number of shares repurchased	2,603	3,466
Value of shares repurchased	$76,017	$93,562
Average price per share	$29.20	$26.99

During the six months ended September 30, 2008, we repurchased 2.6 million shares for $76.0 million under the Company’s June 2007 buyback program. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $22.4 million. In addition, cash of $6.0 million was provided by tax benefits recognized on the exercise of share-based payment awards.

During the six months ended September 30, 2007, we repaid short-term debt borrowings of $11.7 million. We also repurchased 3.5 million shares for $93.6 million under the buyback program announced in May 2006. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $25.3 million during the first six months of fiscal year 2008. In addition, cash of $8.3 million was provided by tax benefits from the exercise of share-based payment awards.

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

In June 2007, we announced the approval by our Board of Directors of a new share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at September 30, 2008 was $128.9 million. We plan to continue repurchasing shares under this program.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and will begin after we complete our current share buyback program of $250 million.

In addition, on November 3, 2008 Logitech acquired SightSpeed Inc. (“SightSpeed”), a Berkeley, California-based privately held company, for approximately $30 million in cash.

We believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund capital expenditures and working capital needs for the foreseeable future.

Contractual Obligations and Commitments

As of September 30, 2008, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations and (iv) long-term liabilities for income taxes payable.

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At September 30, 2008, fixed purchase commitments for capital expenditures amounted to $18.8 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At September 30, 2008, fixed purchase commitments for inventory amounted to $256.0 million, which are expected to be fulfilled by March 31, 2009. We also had other commitments of $45.4 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

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

At September 30, 2008, we had $99.2 million in non-current income taxes payable, including interest and penalties, related to our FIN 48 income tax liability. At this time, we cannot make a reasonably reliable estimate of the period in which a cash settlement will be made with the tax authorities.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the

Company’s guarantees similarly varies. At September 30, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.9 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million in total. The other guarantee is limited to purchases of specified components from the named supplier. Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $2.3 million as of September 30, 2008. As of September 30, 2008, no amounts were outstanding under these guarantees. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under any of the Company’s guarantee arrangements.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of September 30, 2008. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese renminbi (“CNY”), British pound sterling, Japanese yen, Taiwanese dollar and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the Euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2008. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$109,694	$(9,972)	$12,188
Euro	British pound sterling	26,565	(2,415)	2,952
Japanese yen	U.S. dollar	(19,068)	1,733	(2,119)
Taiwanese dollar	U.S. dollar	7,716	(701)	857
Mexican peso	U.S. dollar	(7,027)	639	(781)
Euro	Swiss franc	(4,148)	377	(461)
U.S. dollar	Swiss franc	3,509	(319)	390
Euro	Norwegian kroner	(1,219)	111	(135)
U.S. dollar	Canadian dollar	(1,149)	104	(128)
U.S. dollar	Euro	(1,038)	94	(115)
Euro	Danish krone	(743)	68	(83)
Euro	Utd. Arab Emir. Dirham	698	(63)	78

		$113,790	$(10,344)	$12,643

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At September 30, 2008, net assets held in CNY totaled $109.7 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

From time to time, the Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense). Gains or losses in fair value on forward contracts related to forecasted inventory purchases are also recognized in earnings monthly and are included in cost of goods sold.

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2008 were $15.0 million. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2008 were $19.1 million. Unrealized net losses on the contracts at September 30, 2008 were $0.3 million.

If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $1.8 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $2.2 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and short-term investments and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2008 and March 31, 2008 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Adverse general economic conditions may significantly harm our operating results.

The current deterioration of general economic conditions could be considerably deeper and longer than we expect, and could lead to reduced consumer demand for our products. This could significantly harm our operating results.

Continuing adverse economic conditions may also have the following negative effects on our operating results:

•

We may receive returns from our retailers of products in excess of our historical experience rate. If product returns are significantly greater than we estimate, our net sales may be negatively impacted.

•	We could have excess levels of inventory, which could result in our taking additional reserves for excess and obsolete inventory, which would negatively impact our operating results.

•	Our retail and OEM customers may delay payment of receivables, which could negatively impact our cash flow and cause us to record additional reserves for accounts receivable.

•	If a number of our customers or suppliers experience financial distress or bankruptcy, our sales could be lower than we anticipate.

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

Because our operating results are difficult to predict, our results may be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

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

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged, that the patent rights granted will not provide competitive advantages to us, or that any of our pending or future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property. Also, others may independently develop similar technology, duplicate our products, or design around our patents or other intellectual property rights. Unauthorized parties have copied and may in the future attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition and operating results.

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

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

	Total Number of Shares Purchased			Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs

Period		Average Price Paid Per Share
		in USD	in CHF
July, 2008	—	$—	CHF —	—	$155,811
August, 2008	470,000	$26.95	CHF 26.36	470,000	143,171
September, 2008	581,000	$24.67	CHF 27.03	581,000	128,871

Total	1,051,000	$25.69	CHF 26.73	1,051,000

During the three months ended September 30, 2008, we repurchased shares pursuant to our buyback program announced in June 2007 authorizing the purchase of an additional $250 million of our shares. The June 2007 program is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual General Meeting of Shareholders on September 10, 2008. At the meeting, our shareholders voted on the following nine proposals and cast their votes as follows:

Proposal 1: To approve the Annual Report, the Compensation Report, the consolidated financial statements and the statutory financial statements of Logitech International S.A. for the fiscal year ended March 31, 2008

For	Against	Abstain	Non-Votes
69,106,697	28,640	2,036,334	—
99.96%	0.04%	N/A	N/A

The proposal was approved.

Proposal 2: To carry forward all retained earnings of CHF 316,586,000 (US $310,570,866 based on exchange rates on June 30, 2008) without payment of a dividend

For	Against	Abstain	Non-Votes
67,686,368	3,349,876	135,427	—
95.28%	4.72%	N/A	N/A

The proposal was approved.

Proposal 3: To decrease the conditional capital for employee equity incentive plans from an amount representing 60,661,860 shares to 25,000,000 shares

For	Against	Abstain	Non-Votes
64,923,527	165,145	1,218,882	4,864,117
99.75%	0.25%	N/A	N/A

The proposal was approved.

Proposal 4: To increase the shares available for issuance under the Company’s 1996 Employee Share Purchase Plan (U.S.) and the 2006 Employee Share Purchase Plan (Non-U.S.) by 4,000,000 shares

For	Against	Abstain	Non-Votes
65,629,114	489,269	189,171	4,864,117
99.26%	0.74%	N/A	N/A

The proposal was approved.

Proposal 5: To authorize the creation of conditional capital representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance

For	Against	Abstain	Non-Votes
57,892,385	8,255,600	155,869	4,864,117
87.31%	12.45%	0.24%	N/A

The proposal was approved.

Proposal 6: To approve the Logitech Management Performance Bonus Plan as it applies to Logitech executive officers

For	Against	Abstain	Non-Votes
50,113,384	20,523,784	532,103	—
70.94%	29.06%	N/A	N/A

The proposal was approved.

Proposal 7: To release the members of the Board of Directors for liability for activities during fiscal year 2008

For	Against	Abstain	Non-Votes
59,430,052	471,170	200,060	—
99.21%	0.79%	N/A	N/A

The proposal was approved.

Proposal 8: To elect nominees to the Board of Directors

Nominee	For	Against	Abstain	Non-Votes
Gerald Quindlen	68,927,867	327,573	1,914,231	—
	99.53%	0.47%	N/A	N/A
Richard Laube	70,707,571	265,426	196,174	—
	99.63%	0.37%	N/A	N/A
Matthew Bousquette	70,784,458	195,915	188,798	—
	99.72%	0.28%	N/A	N/A

All of the above nominees were elected to Logitech’s Board of Directors. Each of our directors serves a three-year term, with the terms of the directors staggered so that not all directors are up for election in any one year. This is a recommended practice under the Swiss Code of Best Practice for Corporate Governance, in order to help ensure continuity among the Board.

The 3-year terms of office of Logitech directors Erh-Hsun Chang, Kee-Lock Chua, Sally Davis, Guerrino De Luca, Robert Malcolm and Monika Ribar continued after the meeting. Mr. Gary Bengier retired from the Board at the 2008 Annual General Meeting, after serving a total of six years on Logitech’s Board.

Proposal 9: To re-elect PricewaterhouseCoopers S.A. as auditors

For	Against	Abstain	Non-Votes
70,877,194	195,171	96,806	—
99.73%	0.27%	N/A	N/A

The proposal was approved.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Logitech International S.A. as amended.

10.1	Logitech, Inc. Management Deferred Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Gerald P. Quindlen
Gerald P. Quindlen
President and Chief Executive Officer

/s/ Mark J. Hawkins
Mark J. Hawkins
Chief Financial Officer and U.S. Representative

November 4, 2008