Form 10-Q
period 2008-12-31
LOGITECH INTERNATIONAL SA
filed 2009-02-03
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of January 1, 2009, there were 178,536,866 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Unaudited)
Net sales	$627,466	$744,235	$1,800,884	$1,769,262
Cost of goods sold	439,970	469,801	1,211,742	1,134,088

Gross profit	187,496	274,434	589,142	635,174
Operating expenses:
Marketing and selling	86,046	98,512	248,066	239,762
Research and development	32,401	31,378	99,011	91,082
General and administrative	26,273	28,318	89,202	83,789

Total operating expenses	144,720	158,208	436,279	414,633
Operating income	42,776	116,226	152,863	220,541
Interest income, net	2,212	4,301	7,539	11,764
Other income (expense), net	8,101	26,182	7,809	(37,522)

Income before income taxes	53,089	146,709	168,211	194,783
Provision for income taxes	12,596	13,137	26,101	24,095

Net income	$40,493	$133,572	$142,110	$170,688

Net income per share:
Basic	$0.23	$0.74	$0.80	$0.94
Diluted	$0.22	$0.71	$0.77	$0.90
Shares used to compute net income per share:
Basic	178,497	181,549	178,721	181,602
Diluted	181,145	188,814	183,484	188,748

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$480,176	$482,352
Short-term investments	2,176	3,940
Accounts receivable	374,968	373,619
Inventories	339,518	245,737
Other current assets	73,070	60,668

Total current assets	1,269,908	1,166,316
Property, plant and equipment	107,217	104,461
Goodwill	247,171	194,383
Other intangible assets	34,467	21,730
Other assets	40,117	40,042

Total assets	$1,698,880	$1,526,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,891	$287,001
Accrued liabilities	168,296	156,094

Total current liabilities	529,187	443,095
Other liabilities	127,533	123,793

Total liabilities	656,720	566,888

Commitments and contingencies
Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at December 31, 2008; 231,606,620 authorized, 60,661,860 conditionally authorized and 191,606,620 issued at March 31, 2008	33,370	33,370
Additional paid-in capital	55,076	49,821
Less shares in treasury, at cost, 13,069,754 at December 31, 2008 and 12,431,093 at March 31, 2008	(368,625)	(338,293)
Retained earnings	1,376,739	1,234,629
Accumulated other comprehensive loss	(54,400)	(19,483)

Total shareholders’ equity	1,042,160	960,044

Total liabilities and shareholders’ equity	$1,698,880	$1,526,932

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$142,110	$170,688
Non-cash items included in net income:
Depreciation	33,850	33,030
Amortization of other intangible assets	5,808	3,655
Share-based compensation expense related to options, purchase rights and performance restricted stock units	17,952	15,259
Write-down of investments	1,764	72,923
Gain on sale of investments	—	(27,761)
Excess tax benefits from share-based compensation	(6,641)	(14,080)
Loss (gain) on cash surrender value of life insurance policies	1,440	(842)
In-process research and development	1,000	—
Deferred income taxes and other	(3,495)	(2,190)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,916)	(116,602)
Inventories	(100,063)	(24,276)
Other assets	(7,058)	(6,426)
Accounts payable	75,945	131,195
Accrued liabilities	23,273	55,334

Net cash provided by operating activities	174,969	289,907

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,631)	(41,289)
Purchases of short-term investments	—	(379,793)
Sales of short-term investments	—	538,479
Proceeds from sale of investment	—	11,308
Acquisitions, net of cash acquired	(64,430)	(21,911)
Premiums paid on cash surrender value life insurance policies	(427)	(346)

Net cash provided by (used in) investing activities	(103,488)	106,448

Cash flows from financing activities:
Repayment of short-term debt	—	(11,739)
Purchases of treasury shares	(78,870)	(137,890)
Proceeds from sale of shares upon exercise of options and purchase rights	23,496	40,371
Excess tax benefits from share-based compensation	6,641	14,080

Net cash used in financing activities	(48,733)	(95,178)

Effect of exchange rate changes on cash and cash equivalents	(24,924)	1,874

Net increase (decrease) in cash and cash equivalents	(2,176)	303,051
Cash and cash equivalents at beginning of period	482,352	196,197

Cash and cash equivalents at end of period	$480,176	$499,248

Supplemental cash flow information:
Interest paid	$140	$9
Income taxes paid	$10,652	$8,058

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount		Shares	Amount
March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524
Net income	—	—	—	—	—	170,688	—	170,688
Cumulative translation adjustment	—	—	—	—	—	—	15,019	15,019
Minimum pension liability adjustment	—	—	—	—	—	—	306	306
Realized hedging loss	—	—	—	—	—	—	(992)	(992)

Total comprehensive income								185,021

Adjustment for the adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	—	—	8,314	—	8,314
Tax benefit from exercise of stock options	—	—	5,773	—	—	—	—	5,773
Purchase of treasury shares	—	—		4,741	(137,890)			(137,890)
Sale of shares upon exercise of options and purchase rights	—	—	(42,633)	(3,948)	83,003	—	—	40,370
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	15,259	—	—	—	—	15,259

December 31, 2007	191,606	$33,370	$51,178	10,157	$(271,960)	$1,174,608	$(25,825)	$961,371

March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	—	—	—	—	—	142,110	—	142,110
Cumulative translation adjustment	—	—	—	—	—	—	(34,987)	(34,987)
Minimum pension liability adjustment	—	—	—	—	—	—	261	261
Deferred hedging loss	—	—	—	—	—	—	(191)	(191)

Total comprehensive income								107,193

Tax benefit from exercise of stock options	—	—	12,245	—	—	—	—	12,245
Purchase of treasury shares	—	—		2,803	(78,870)			(78,870)
Sale of shares upon exercise of options and purchase rights	—	—	(25,042)	(2,164)	48,538	—	—	23,496
Share-based compensation expense related to employee stock options and stock purchase plan	—	—	18,052	—	—	—	—	18,052

December 31, 2008	191,606	$33,370	$55,076	13,070	$(368,625)	$1,376,739	$(54,400)	$1,042,160

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech International S.A. is a global leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices. For the PC, the Company’s products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams and 3D control devices. For digital music devices, the Company’s products include speakers, headphones, earphones and custom in-ear monitors. For gaming consoles, the Company offers a range of controllers and other accessories. In addition, Logitech offers wireless music solutions for the home, advanced remote controls for home entertainment systems and PC-based video security systems for a home or small business. The Company generates revenues from sales of its products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). The Company’s sales to its retail channels comprise the large majority of its revenues.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008 included in its Annual Report on Form 10-K. Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or any future periods.

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

There have been no other substantial changes in our significant accounting policies during the three and nine months ended December 31, 2008 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

The FASB also issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 was not material to the Company’s consolidated financial statements.

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

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 in the first quarter of fiscal year 2010, and are evaluating the disclosure impact.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income	$40,493	$133,572	$142,110	$170,688
Weighted average shares - basic	178,497	181,549	178,721	181,602
Effect of potentially dilutive stock options and stock purchase plan	2,648	7,265	4,763	7,146

Weighted average shares - diluted	181,145	188,814	183,484	188,748

Net income per share - basic	$0.23	$0.74	$0.80	$0.94
Net income per share - diluted	$0.22	$0.71	$0.77	$0.90

Share equivalents attributable to outstanding stock options of 11,941,055 and 3,703,425 for the three months ended December 31, 2008 and 2007, and 8,711,837 and 3,828,675 for the nine months ended December 31, 2008 and 2007, were excluded from the calculation of diluted net income per share because the exercise prices of these options were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

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

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
In-the-money employee stock options treated as potential shares	7,760	15,417	11,605	16,570
Percentage of basic weighted average shares outstanding	4.3%	8.5%	6.5%	9.1%
Average share price	$15.26	$33.40	$23.73	$29.01

The following table illustrates the dilution effect of stock options granted and exercised (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding as of December 31	178,497	181,549	178,721	181,602
Stock options granted	3,484	3,012	3,936	3,710
Stock options canceled, forfeited, or expired	(184)	(152)	(460)	(391)

Net options granted	3,300	2,860	3,476	3,319
Grant dilution (1)	1.8%	1.6%	1.9%	1.8%
Stock options exercised	304	1,392	1,847	3,711
Exercise dilution (2)	0.2%	0.8%	1.0%	2.0%

(1)	The percentage of grant dilution is computed based on net options granted as a percentage of basic weighted average shares outstanding.

(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of weighted average shares outstanding.

Note 4 — Fair Value Measurements

As described in Note 2, the Company adopted SFAS 157 effective April 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes the following three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$480,176	$—	$—
Short-term investments	—	—	2,176
Foreign exchange derivative assets	2,259	—	—

Total assets at fair value	$482,435	$—	$2,176

Foreign exchange derivative liabilities	$742	$—	$—

Total liabilities at fair value	$742	$—	$—

Notes 5 and 14 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 30 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s short-term investments portfolio as of December 31, 2008 and March 31, 2008 consisted of auction rate securities collateralized by residential and commercial mortgages. The short-term investments are classified as available-for-sale and reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our short-term investments as of December 31, 2008 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process.

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

The following table presents the change in fair value of the Company’s short-term investments during the nine months ended December 31, 2008:

Balance as of March 31, 2008	$3,940
Unrealized loss	(576)

Balance as of June 30, 2008	3,364
Unrealized loss	(403)
Unrealized gain	457

Balance as of September 30, 2008	3,418
Unrealized loss	(785)
Reversal of unrealized gain	(457)

Balance as of December 31, 2008	$2,176

The par value of our short-term investments portfolio at December 31, 2008 and March 31, 2008 was $47.5 million. The unrealized loss recorded in other income, net during the three and nine months ended December 31, 2008 related to the other-than-temporary decline in the estimated fair value of these investments due to continuing declines in the residential mortgage markets. As of December 31, 2008 and March 31, 2008, the Company had not recognized any unrealized gains or losses related to its short-term investments in other comprehensive income.

Note 6 — Acquisitions

SightSpeed

In October 2008, the Company acquired SightSpeed Inc., a privately held company that provides high-quality Internet video communications services. The acquisition of SightSpeed will provide Logitech with video calling technology and a software and services development team that can be focused on future video calling initiatives to enable cross-platform video communications.

Total consideration paid was $31.1 million, which includes $1.0 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of SightSpeed.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of SightSpeed were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The preliminary allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of SightSpeed was as follows (in thousands):

	November 3, 2008	Estimated Life
Tangible assets acquired	$370
Intangible assets acquired
Existing technology	1,800	5 years
Patents and core technology	2,700	5 years
Trademark/trade name	200	2 years
Customer relationships and other	1,200	4.9 years
Goodwill	26,214	—

	32,484
Liabilities assumed	(756)
Deferred tax liability, net	(591)

Total consideration	$31,137

The existing technology of SightSpeed relates to internet video communications services that allow users to make video calls, computer-to-computer voice calls, and calls to regular telephones with free and prepaid versions. Existing technology includes $1.0 million of in-process research and development, which had not reached technological feasibility at the time of the acquisition and had no further alternative uses, and was expensed immediately to research and development expense upon consummation of the acquisition. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology. The patents and core technology represent awarded patents, filed patent applications and core architectures used in SightSpeed’s current and planned future products. Trademark/trade name relates to the SightSpeed brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology to SightSpeed’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes.

Ultimate Ears

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

Total consideration paid was $34.4 million, which includes $0.5 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interests of Ultimate Ears for $33.8 million, including a $6.9 million holdback provision relating to potential indemnification claims, of which $1.8 million has been recorded as a liability in the accompanying consolidated financial statements and $5.1 million has been held in escrow. The holdback provision has been included as part of the purchase price allocation below.

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

The preliminary allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of Ultimate Ears was as follows (in thousands):

	August 19, 2008	Estimated Life
Tangible assets acquired	$4,182
Intangible assets acquired
Existing technology	5,900	4 years
Patents and core technology	1,900	4 years
Trademark/trade name	2,900	5 years
Customer relationships and other	2,500	5 years
Goodwill	24,443	—

	41,825
Liabilities assumed	(2,236)
Deferred tax liability, net	(5,235)

Total consideration	$34,354

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

Note 7 — Balance Sheet Components

The following provides the components of certain balance sheet amounts (in thousands):

	December 31, 2008	March 31, 2008
Accounts receivable:
Accounts receivable	$525,166	$504,406
Allowance for doubtful accounts	(3,186)	(2,497)
Allowance for returns	(24,761)	(21,099)
Cooperative marketing arrangements	(50,583)	(41,516)
Customer incentive programs	(58,152)	(49,341)
Price protection	(13,516)	(16,334)

	$374,968	$373,619

Inventories:
Raw materials	$44,127	$46,315
Work-in-process	16	13
Finished goods	295,375	199,409

	$339,518	$245,737

Other current assets:
Tax and VAT refund receivables	$27,932	$23,882
Deferred taxes	24,052	18,961
Prepaid expenses and other	21,086	17,825

	$73,070	$60,668

Property, plant and equipment:
Plant and buildings	$31,627	$33,815
Equipment	131,569	123,104
Computer equipment	48,220	47,027
Computer software	59,118	51,552

	270,534	255,498
Less: accumulated depreciation	(182,785)	(167,153)

	87,749	88,345
Construction-in-progress	16,388	12,866
Land	3,080	3,250

	$107,217	$104,461

Other assets:
Deferred taxes	$21,924	$22,618
Cash surrender value of life insurance contracts	12,111	12,793
Deposits and other	6,082	4,631

	$40,117	$40,042

Accrued liabilities:
Accrued marketing expenses	$29,305	$30,764
Accrued personnel expenses	40,051	40,586
Income taxes payable - current	18,758	15,051
Accrued freight and duty	17,818	13,969
Other accrued liabilities	62,364	55,724

	$168,296	$156,094

Long-term liabilities:
Income taxes payable - non-current	$102,084	$95,013
Obligation for management deferred compensation	12,399	14,934
Other long-term liabilities	13,050	13,846

	$127,533	$123,793

Note 8 — Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2008 (in thousands):

Balance as of March 31, 2008	$194,383
Additions	52,788

Balance as of December 31, 2008	$247,171

Additions to goodwill were primarily related to our acquisitions of SightSpeed and Ultimate Ears during the nine months ended December 31, 2008, and also included a $2.0 million pre-acquisition contingency recorded during the three months ended December 31, 2008 related to our WiLife acquisition. The Company intends to fully integrate SightSpeed’s and Ultimate Ears’ businesses into its existing operations, and discrete financial information for the two companies will not be maintained. Accordingly, the acquired goodwill will be evaluated for impairment at the total enterprise level. The Company performs its annual goodwill impairment test during its fourth fiscal quarter or more frequently if events or circumstances indicate that an impairment may have occurred.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2008			March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/tradename	$24,442	$(18,223)	$6,219	$21,385	$(16,896)	$4,489
Technology	49,268	(24,886)	24,382	37,523	(20,911)	16,612
Customer contracts	7,018	(3,152)	3,866	2,318	(1,689)	629

	$80,728	$(46,261)	$34,467	$61,226	$(39,496)	$21,730

During the nine months ended December 31, 2008, changes in the gross carrying amount of other intangible assets related to our acquisitions of SightSpeed and Ultimate Ears, patent rights acquired pursuant to a patent settlement agreement, and foreign currency translation adjustments.

For the three months ended December 31, 2008 and 2007, amortization expense for other intangible assets was $2.3 million and $1.2 million. For the nine months ended December 31, 2008 and 2007, amortization expense for other intangible assets was $5.8 million and $3.7 million. The Company expects that amortization expense for the three-month period ending March 31, 2009 will be $1.8 million, and annual amortization expense for fiscal years 2010, 2011, 2012 and 2013 will be $8.8 million, $8.5 million, $7.5 million and $5.3 million; and $2.6 million in total thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $142.0 million at December 31, 2008. There are no financial covenants under these lines of credit with which the Company must comply. At December 31, 2008, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Capital

The Company’s nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 13,069,754 of which were held in treasury as of December 31, 2008.

Pursuant to the Company’s Articles of Incorporation, the Board of Directors was previously authorized to increase the share capital of the Company through the issuance of up to 40,000,000 shares. This authorization expired in July 2008 and was not renewed.

In September 2008, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation which decreased the conditional capital reserved for potential issuance on the exercise of rights granted under the Company’s employee equity incentive plans from 60,661,860 shares to 25,000,000 shares. The Board of Directors determined that the reduced amount of conditional capital, together with a portion of its shares held in treasury, was adequate to cover employee equity incentives without impacting the ability of the Company to maintain employee equity incentive plans.

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

Share Repurchases

During the three and nine months ended December 31, 2008 and 2007, the Company had the following approved share buyback programs in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	June 2010	—	$126,025
May 2006	$250,000	June 2009	February 2008	$—

In addition, in September 2008, the Company’s Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and will begin after the Company completes its current share buyback program of $250 million.

During the three and nine months ended December 31, 2008 and 2007, the Company repurchased shares under its share buyback programs as follows (in thousands):

	Three months ended December 31, (1)				Nine months ended December 31, (1)
Date of Announcement	2008		2007		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	200	$2,853	—	$—	2,803	$78,870	—	$—
May 2006	—	—	1,275	$44,328			4,741	$137,890

	200	$2,853	1,275	$44,328	2,803	$78,870	4,741	$137,890

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 11 — Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consists of net income and other comprehensive income, a component of shareholders’ equity.

Comprehensive income for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income	$40,493	$133,572	$142,110	$170,688
Other comprehensive income (loss):
Cumulative translation adjustment	(21,216)	1,051	(34,987)	15,019
Minimum pension liability adjustment	113	—	261	306
Reversal of unrealized gain on investment	(457)	—	—	—
Deferred unrealized hedging gains (losses)	(191)	1,373	(191)	(992)

Comprehensive income	$18,742	$135,996	$107,193	$185,021

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2008	March 31, 2008
Cumulative translation adjustment	$(45,403)	$(10,416)
Unrealized hedging loss	(191)	—
Pension liability adjustments	(8,806)	(9,067)

	$(54,400)	$(19,483)

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of December 31, 2008, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The Company follows the accounting provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123R”), for share-based awards granted to employees and directors including stock options, performance restricted stock units (“RSUs”) and share purchases under the 2006 ESPP and 1996 ESPP. The following table summarizes the share-based compensation expense and related tax benefit recognized in accordance with SFAS 123R for the three and nine months ended December 31, 2008 and 2007 (in thousands).

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Cost of goods sold	$888	$662	$2,288	$2,002

Share-based compensation expense included in gross profit	888	662	2,288	2,002

Operating expenses:
Marketing and selling	2,070	2,143	5,908	5,788
Research and development	1,157	947	3,266	2,454
General and administrative	2,126	1,571	6,490	5,014

Share-based compensation expense included in operating expenses	5,353	4,661	15,664	13,256

Total share-based compensation expense related to employee stock options, RSUs and employee stock purchases	6,241	5,323	17,952	15,258
Tax benefit	2,386	596	4,584	3,227

Share-based compensation expense related to employee stock options, RSUs and employee stock purchases, net of tax	$3,855	$4,727	$13,368	$12,031

Share-based compensation expense per share:
Basic	$0.02	$0.03	$0.07	$0.07
Diluted	$0.02	$0.03	$0.07	$0.06

As of December 31, 2008 and 2007, $0.8 million and $0.7 million of share-based compensation cost was capitalized to inventory. As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $53.3 million, which is expected to be recognized over the next 37 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions:

	Three Months Ended December 31,				Nine months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	3.7 years	3.8 years	6 months	6 months	3.7 years	3.8 years
Expected volatility	41%	31%	36%	32%	45%	33%	35%	33%
Risk-free interest rate	1.96%	4.92%	2.48%	4.01%	2.38%	4.97%	2.46%	4.09%

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

During the three months ended December 31, 2008, the Company granted RSUs to certain senior company executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of two years from the grant date upon meeting certain performance criteria against market conditions. Compensation expense related to RSUs will be recognized over the two year vesting period and is included in the total share-based compensation expense disclosed above. As of December 31, 2008, total compensation cost related to RSUs not yet recognized was $2.3 million, which is expected to be recognized over the next 21 months.

During the three and nine months ended December 31, 2008 we granted 93,750 RSUs with a grant date fair value of $27.90 per unit. No RSUs were granted during the three and nine months ended December 31, 2007.

The fair value of RSUs granted was estimated using the Monte-Carlo simulation model applying the following assumptions:

Dividend yield	0%
Expected life	2 years
Expected volatility	41%
Risk-free interest rate	1.82%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of RSUs is the service period at the end of which the RSUs will vest. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on US Treasury Bonds for a two year term.

The following table represents the expected forfeiture rates and the weighted average grant-date fair values of options granted:

	Three Months Ended December 31,				Nine months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
Expected forfeitures	0%	0%	7%	7%	0%	0%	7%	7%
Weighted average grant-date fair value of options granted	$7.01	$6.53	$6.23	$9.21	$7.94	$7.01	$6.42	$9.22

The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

A summary of activity under the stock option plans is as follows (in thousands, except per share amounts; exercise prices are weighted averages):

	Three Months ended December 31,				Nine months ended December 31,
	2008		2007		2008		2007
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	16,585	$18	17,016	$13	17,952	$17	18,876	$12
Granted	3,484	$21	3,012	$31	3,936	$21	3,710	$30
Exercised	(304)	$4	(1,392)	$10	(1,847)	$9	(3,711)	$9
Cancelled or expired	(184)	$25	(152)	$24	(460)	$25	(391)	$21

Outstanding, end of year	19,581	$18	18,484	$16	19,581	$18	18,484	$16

Exercisable, end of year	11,203	$14	10,203	$11	11,203	$14	10,203	$11

The total pretax intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $3.3 million and $32.7 million and the tax benefit realized for the tax deduction from options exercised during those periods was $8.4 million and $7.1 million. The total pretax intrinsic value of options exercised during the nine months ended December 31, 2008 and 2007 was $32.5 million and $75.2 million and the tax benefit realized for the tax deduction from options exercised during those periods was $16.2 million and $17.5 million.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended December 31, 2008 and 2007 were $1.9 million and $1.7 million and during the nine months ended December 31, 2008 and 2007 were $6.1 million and $5.3 million.

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

The net periodic benefit cost for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Service cost	$567	$539	$1,815	$1,568
Interest cost	344	245	1,102	713
Expected return on plan assets	(352)	(304)	(1,131)	(881)
Amortization of net transition obligation	1	1	3	3
Recognized net actuarial loss	104	35	331	104

Net periodic benefit cost	$664	$516	$2,120	$1,507

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. For the three months ended December 31, 2008 and 2007, the income tax provision was $12.6 million and $13.1 million based on effective income tax rates of 23.7% and 9.0%. For the nine months ended December 31, 2008 and 2007, the income tax provision was $26.1 million and $24.1 million based on effective income tax rates of 15.5% and 12.4%. The increase in the income tax rates for the three and nine months ended December 31, 2008 was primarily due to a decrease in income before income taxes and changes in the Company’s geographic mix of income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, the effective tax rate for the three and nine months ended December 31, 2008 reflected a $1.2 million tax benefit for research and development expenses related to fiscal year 2009.

As of December 31, 2008 and March 31, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) was $108.8 million and $101.5 million, of which $98.5 million and $89.1 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2008 and March 31, 2008, the Company had approximately $10.2 million and $8.8 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The Internal Revenue Service has initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 14 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has designated these derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). These hedging contracts generally mature within three months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three and nine months ended December 31, 2008. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $39.0 million at December 31, 2008. There were no such contracts outstanding at December 31, 2007. The notional amount represents the future cash flows under contracts to purchase foreign currencies. Deferred unrealized losses recorded in accumulated other comprehensive loss totaled $0.2 million at December 31, 2008 and are expected to be reclassified to cost of goods sold when the related inventory is sold.

Other Derivatives

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value.

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2008 and 2007 relating to foreign currency receivables or payables were $15.5 million and $13.2 million. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2008 and 2007 were $24.4 million and $22.6 million.

Unrealized net gains on foreign exchange forward and swap contracts outstanding at December 31, 2008 were $1.7 million. Net losses due to changes in fair value of forward contracts related to forecasted inventory purchases recognized into cost of goods sold during the three and nine months ended December 31, 2007 were $4.0 million and $4.2 million.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Under SFAS 157, quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy. Fair value of our foreign exchange derivative assets as of December 31, 2008 was $2.3 million. Fair value of our foreign exchange derivative liabilities as of December 31, 2008 was $0.7 million.

Note 15 — Commitments and Contingencies

At December 31, 2008, fixed purchase commitments for capital expenditures amounted to $13.2 million, and primarily related to commitments for tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At December 31, 2008, fixed purchase commitments for inventory amounted to $104.0 million, which are expected to be fulfilled by September 30, 2009. The Company also had other commitments totaling $41.5 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At December 31, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.3 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million. The other guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.3 million as of December 31, 2008. As of December 31, 2008, no amounts were outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, the Company has entered into indemnification agreements with its officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions at December 31, 2008. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, results of operations or cash flows. The Company’s accruals for lawsuits and claims as of December 31, 2008 were not material.

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

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
EMEA	$297,741	$362,752	$810,619	$822,501
Americas	218,029	280,210	654,796	676,874
Asia Pacific	111,696	101,273	335,469	269,887

Total net sales	$627,466	$744,235	$1,800,884	$1,769,262

No single country other than the United States and Germany represented more than 10% of the Company’s total consolidated net sales for the three months ended December 31, 2008. No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the nine months ended December 31, 2008 and for the three and nine months ended December 31, 2007. One customer group represented 15% of net sales in the three and nine months ended December 31, 2008. The same customer group represented 13% and 15% of net sales in the three and nine months ended December 31, 2007.

Net sales by product family were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Retail - Pointing Devices	$149,060	$186,555	$473,503	$449,010
Retail - Keyboards & Desktops	106,294	147,628	312,324	346,405
Retail - Audio	152,429	147,976	352,459	364,669
Retail - Video	71,153	67,003	198,631	178,748
Retail - Gaming	38,111	55,223	107,651	113,151
Retail - Remotes	28,490	48,234	84,353	88,304
OEM	81,929	91,616	271,963	228,975

Total net sales	$627,466	$744,235	$1,800,884	$1,769,262

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2008	March 31, 2008
EMEA	$15,820	$20,386
Americas	41,113	36,122
Asia Pacific	54,273	50,330

Total long-lived assets	$111,206	$106,838

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at December 31, 2008. Long-lived assets in China, the United States and Switzerland each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2008.

Note 17 — Subsequent Event

On January 5, 2009, Logitech announced a restructuring plan in response to deteriorating global economic conditions which will reduce salaried workforce globally by between 550 and 600 employees. The workforce reduction is part of the Company’s ongoing actions to reduce operating expenses and improve financial results.

The majority of the workforce reduction is expected to be completed by March 31, 2009. The Company expects to incur approximately $16 million to $18 million in pre-tax restructuring charges related to employee termination costs, contract termination costs and other associated costs in the fourth quarter of fiscal year 2009, and an additional $4 million to $6 million in fiscal year 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding current or future general economic conditions, consumer demands for our products, plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans, the impact of restructuring and product innovation on future performance, the expected size and timing of the restructuring and restructuring charge, our current or future revenue mix, potential promotional actions, the financial condition of our suppliers and customers, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. These forward looking statements involve risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2009 and our fiscal year 2008 Form 10-K, which was filed on May 30, 2008, in which we discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a global leader in peripherals for personal computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices.

For the PC, our products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams, and 3D control devices. For digital music devices, our products include speakers, headphones, earphones and custom in-ear monitors. For gaming consoles, we offer a range of controllers and other accessories. In addition, we offer wireless music solutions for the home, advanced remote controls for home entertainment systems and PC-based video security systems for a home or small business.

We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels were 84.9% and 87.1% of our net sales for the nine months ended December 31, 2008 and 2007. The large majority of our revenues are derived from sales of our products for use by consumers.

Our markets are extremely competitive and characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe that the current global economic downturn has further increased competition in our markets, as competitors with larger financial resources than us, such as Microsoft, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share. We believe continued investment in product research and development is critical to driving the innovation required to strengthen our competitive advantage. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, as well as emphasizing the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

Over the last several years, we have expanded and improved our supply chain operations, invested in product development and marketing, delivered innovative new products and pursued new market opportunities. We have broadened our product offerings and the markets in which we sell. Our product expansion has been primarily organic, but we have also grown as a result of a limited number of acquisitions that expanded our business into new product categories. In light of the current global economic situation, we will continue to evaluate our strategy related to our product offerings.

Summary of Financial Results

The global recession significantly deepened in the three months ended December 31, 2008, which had a substantial negative impact on our financial results, particularly on our profitability. Our total net sales (retail and OEM) for the quarter decreased 16% to $627.5 million compared with the same period in the prior year, with declines of 22% in the Americas and 18% in the Europe, Middle East and Africa (“EMEA”) region, reflecting the deteriorating retail environment and the strengthening of the U.S. dollar relative to the Euro. Net sales in our Asia Pacific region for the three months ended December 31, 2008 increased 10%. For the nine months ended December 31, 2008, net sales increased 2% to $1,800.9 million, with growth of 24% in Asia Pacific, and declines of 1% in EMEA and 3% in the Americas.

Compared with the same periods in the prior fiscal year, total net sales of all product lines except audio and video decreased significantly during the three months ended December 31, 2008, resulting in net sales declines for the nine months ended December 31, 2008 in all product lines except pointing devices, video and gaming. Our gross margin in the three and nine months ended December 31, 2008 decreased to 29.9% and 32.7% compared with 36.9% and 35.9% in the prior fiscal year, primarily due to the rapid strengthening of the U.S. dollar and increased promotional activity. Promotional activity includes contractual customer marketing and sales incentive programs, volume and consumer rebates and price protection programs, which impact our net sales and gross margin. Net income for the three and nine months ended December 31, 2008 decreased to $40.5 million and $142.1 million compared with $133.6 million and $170.7 million in the prior fiscal year. Net income for the three and nine months ended December 31, 2007 included a net realized gain of $27.8 million on the sale of short-term investments. Net income for the nine months ended December 31, 2007 also included an unrealized loss of $72.9 million related to other-than-temporary declines in the estimated fair value of our short-term investments.

Trends in Our Business

Most of our revenue comes from sales to our retail channels, which resell to consumers. As a result, our customers’ demand for our products depends on their reactions to current economic conditions, as well as trends in consumer confidence and consumer spending. In the fiscal quarter ended December 31, 2008, our customers substantially decreased their inventory purchases below our expectations, in reaction to the global decline in consumer demand. We believe it is likely that this decline in demand will continue in all our regions in the coming quarters. We believe that in the quarter ending March 31, 2009 we will see year-over-year declines in sales, operating income and gross margin that are similar to or likely worse than the year-over-year declines we experienced in the quarter ended December 31, 2008. Operating income in the quarter ending March 31, 2009 will be further negatively impacted by the restructuring charges discussed below.

We have a large and varied portfolio of product lines, grouped in several product families. Our total sales and profitability have recently been impacted by deteriorating general economic conditions. However, within and subject to the general trend of decreasing sales and profitability, we believe that increases or decreases in the retail sales level of a product family are primarily the result of the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, and we expect these types of trends to continue.

Trends in our OEM sales are closely related to trends in the OEM customers’ products with which they are sold. Our OEM sales of computer mice, which have historically comprised most of our OEM sales, have been growing more slowly in recent years and declined in the most recent two fiscal quarters. We believe this trend is due to the growing popularity of notebook and smaller form factor PCs, which manufacturers typically do not sell with mice, as well as more recently to the general decline of PC sales. Consequently, we expect the trend of slowing OEM mice sales to continue. In total, our OEM sales have been growing faster than our retail sales, due to our sales of microphones for use with particular game titles for gaming consoles. These sales are tied to the title distributor agreeing to distribute our microphone with their game, and to the popularity of the particular game title. We believe future OEM growth depends on the development of new titles or products, consumers’ gaming purchase activity, and the manufacturers’ decision to combine our products with theirs, none of which is assured to occur.

Retail seasonality has traditionally characterized our business, and we expect will continue to do so. Our sales are typically highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and lowest in the first fiscal quarter (April to June), before new products are introduced. Therefore quarterly sales and financial performance trends are most meaningful when compared with the same quarter of the preceding year, rather than the sequential quarter. The deteriorating global retail environment in the three months ended December 31, 2008 resulted in an atypical sales pattern, with sales remaining flat sequentially as compared with the quarter ended September 30, 2008. Also, a significant portion of our quarterly retail sales has historically occurred in the last weeks of the quarter. This lack of sales linearity increases the difficulty of predicting quarterly revenue and profits, and adjusting operating expenses and production quickly to align with sales volumes. We are working with our customers to improve forecasts of consumer and product demand in order to increase sales linearity throughout each quarter.

Although our financial results are reported in U.S. dollars, nearly half of our sales are made in currencies other than the U.S. dollar, such as the Euro, Chinese renminbi yuan and Japanese yen. Our product costs are primarily in Chinese yuan and U.S. dollars, and our operating expenses are incurred in over 30 different currencies. Our pricing strategy generally includes, among other factors, raising or lowering selling prices in other currencies to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. Although over time we attempt to adjust prices to reflect currency movements, our financial results could be significantly affected in the short term by fluctuations in foreign exchange rates. For example, the rapid and significant strengthening of the U.S. dollar in the three months ended December 31, 2008 contributed to a substantial decline in gross margin compared with the same period in the preceding fiscal year.

Our gross margins also vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. The increase in promotional efforts in response to sagging consumer demand in the three months ended December 31, 2008 also contributed to the gross margin decline in the quarter. We believe that in the quarter ending March 31, 2009 we will see a year-over-year decline in gross margin that is similar to or likely worse than the year-over-year decline we experienced in the quarter ended December 31, 2008.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. The higher effective tax rates for the nine months ended December 31, 2008 compared with December 31, 2007 are principally the result of decreased income before income taxes and changes in the geographical mix of income. We expect our effective tax rate to continue to be higher than it has been in the same year-ago periods for the next three to nine months.

In January 2009, we announced a plan to reduce Logitech’s salaried workforce globally by between 550 and 600 employees. The majority of the workforce reduction is expected to be completed by March 31, 2009. We expect to incur approximately $16 million to $18 million in pre-tax restructuring charges related to employee termination costs, contract termination costs and other associated costs in the fourth quarter of fiscal year 2009, and an additional $4 million to $6 million in fiscal year 2010. The restructuring plan is expected to generate annual cost savings beginning in fiscal year 2010 of approximately $50 million. The size and timing of the restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties.

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

There have been no significant changes during the three and nine months ended December 31, 2008 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

The FASB also issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 was not material to our consolidated financial statements.

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

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 in the first quarter of fiscal year 2010, and are evaluating the disclosure impact.

Results of Operations

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

Net Sales

Net sales by channel and product family for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,		Change %
	2008	2007
Net sales by channel:
Retail	$545,537	$652,619	(16%)
OEM	81,929	91,616	(11%)

Total net sales	$627,466	$744,235	(16%)

Net sales by product family:
Retail - Pointing Devices	$149,060	$186,555	(20%)
Retail - Keyboards & Desktops	106,294	147,628	(28%)
Retail - Audio	152,429	147,976	3%
Retail - Video	71,153	67,003	6%
Retail - Gaming	38,111	55,223	(31%)
Retail - Remotes	28,490	48,234	(41%)
OEM	81,929	91,616	(11%)

Total net sales	$627,466	$744,235	(16%)

Logitech’s pointing devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms, earphones and in-ear monitors, and wireless music systems. Video is comprised of PC webcams and WiLife video security monitoring systems; gaming includes console and PC gaming peripherals; and remotes is comprised of our advanced remote controls.

The rapidly deteriorating retail environment caused sales declines in all channels and most product families in the quarter ended December 31, 2008, as retailers and OEMs reduced purchases and inventory levels in response to significantly decreased consumer demand. Audio and video product lines produced modest retail sales growth, driven by sales of iPod speakers, PC headsets, and WiLife video security products. Net sales declined in our Americas and EMEA regions, and increased in our Asia Pacific region.

Approximately 49% of the Company’s sales were denominated in currencies other than the U.S. dollar in the three months ended December 31, 2008. If foreign currency exchange rates in the three months ended December 31, 2008 had been the same as in the three months ended December 31, 2007, our total net sales decrease would have been 12%. The significant strengthening of the dollar, particularly against the Euro and the Great British Pound, over a relatively short period of time combined with the deteriorating demand environment created a significant impact on net sales for the three months ended December 31, 2008.

Retail Pointing Devices. Retail sales of our pointing devices decreased 20% and units decreased 19% in the three months ended December 31, 2008 compared with the same period in the prior fiscal year. The decline was primarily attributable to corded mice sales, which decreased 30% with units decreasing 25%. Sales of cordless mice decreased only 10% and units decreased 6%, bolstered by strong sales of the V450 and V550 Cordless Laser mice for notebooks. Sales of all notebook mice were comparable to the prior year, with sales and units decreasing only 2%.

Retail Keyboards and Desktops. Sales of keyboards and desktops decreased 28% and units decreased 15% during the quarter ended December 31, 2008 compared with the same quarter last year. The decline occurred primarily in cordless desktop sales, which decreased 37% while units decreased 28%, with stronger sales of high-end cordless desktops and greater weakness in the mid-price range. Keyboard sales decreased only 3% with units declining 11% compared with the prior year.

Retail Audio. Retail audio sales increased 3% with units growing 12% during the quarter ended December 31, 2008 compared with the same quarter in the prior fiscal year, primarily due to higher sales of iPod speakers and PC headsets. Sales of our iPod speakers grew 34% and units grew 32%, driven by sales of our PureFi Anywhere speakers which we launched earlier in this fiscal year. PC headset sales and units increased 25% and 19%, anchored by sales of our new ClearChat PC Wireless headset. PC speaker sales decreased 14% with units remaining flat, due to the general economic decline and product transitions. Sales of our Streaming Media Systems increased substantially, and our Ultimate Ears line of earphones and in-ear monitors contributed significantly to the total sales increase.

Retail Video. Video sales increased 6% and units increased 8% during the quarter compared with last year, primarily attributable to sales of our WiLife video monitoring products. Sales of our recently-launched QuickCam IM Plus, Communicate MP and QuickCam Connect were also strong during the quarter, but were partially offset by a decline in sales of our QuickCam Communicate STX and QuickCam Communicate Deluxe webcams.

Retail Gaming. Retail sales of our gaming products decreased 31% while units decreased 27% in the three months ended December 31, 2008 compared with the same period in the prior fiscal year. Console gaming sales decreased 42% with a unit decline of 37% due to declining sales of our Driving Force Pro steering wheel, partially offset by increased sales of our new GT Driving Force Wheel. PC gaming sales declined 25% and units declined 19%, with lower sales for all products.

Retail Remotes. Retail remote sales decreased 41% with units decreasing 8% during the quarter ended December 31, 2008 compared with the prior year. The significantly better unit performance was primarily driven by strong demand for our less-expensive Harmony One remote control.

Retail Regional Performance. Sales in our Americas and EMEA regions decreased 21% and 19%, with units decreasing 10% and 16% during the quarter as compared with the prior year. Sales in our Asia Pacific region increased 8% and units increased 9%. Sales declined in all product lines except video in the Americas region, reflecting the deteriorating economy in the U.S. The disparity between sales and unit decreases in the Americas region was primarily due to a shift in consumer demand towards value products. In the EMEA region, sales of remotes increased and sales of audio products were flat compared with the prior year, while sales of all other product families declined. Sales of audio, video and pointing device products drove the sales growth in the Asia Pacific region; sales of other product lines declined.

OEM. Sales of OEM products decreased 11% and units decreased 14% during the quarter as compared with the same period last year, with declines in pointing devices, keyboards and desktops, and console gaming. Sales of console microphones, as a percentage of total revenue were slightly higher compared with the prior year, but were lower in absolute dollars, as this gaming-related opportunity evolves through the typical sales cycle.

Gross Profit

Gross profit for the three months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended December 31,		Change
	2008	2007
Net sales	$627,466	$744,235	(16%)
Cost of goods sold	439,970	469,801	(6%)

Gross profit	$187,496	$274,434	(32%)

Gross margin	29.9%	36.9%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit declined as a percentage of revenue in the three months ended December 31, 2008 compared with the same period in the prior fiscal year, primarily due to the stronger U.S. dollar, an increasingly promotional environment, especially in the U.S., and the mix of products sold. The U.S. dollar strengthened rapidly compared with the Euro in a relatively short time period, causing a decline in the U.S. dollar value of our Euro sales.

Operating Expenses

Operating expenses for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,		Change
	2008	2007
Marketing and selling	$86,046	$98,512	(13%)
% of net sales	14%	13%
Research and development	32,401	31,378	3%
% of net sales	5%	4%
General and administrative	26,273	28,318	(7%)
% of net sales	4%	4%

Total operating expenses	$144,720	$158,208	(9%)

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses decreased 13% in the three months ended December 31, 2008 compared with the same period in the prior fiscal year primarily due to reductions in advertising programs and marketing development funds. These reductions were partly in response to lower sales and partly due to cost reduction efforts. Personnel costs increased only 2% compared with the quarter ended December 31, 2007 due to headcount increases compared with the quarter ended December 31, 2007 offset by decreases in company performance bonuses. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements, particularly from the weaker Euro relative to the U.S. dollar, also contributed to the decrease.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Research and development expense increased compared with the prior fiscal year due to the acquisition of Ultimate Ears and SightSpeed. This increase was partially offset by decreases in company performance bonuses, resulting in a 4% decrease in personnel costs during the quarter ended December 31, 2008 compared with the same quarter last year. The impact of year-over-year exchange rate changes on translation of foreign currency research and development expenses to our U.S. dollar financial statements, particularly from the weaker Euro, Swiss franc and Taiwanese dollar relative to the U.S. dollar, also offset the increase in expenses.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense decreased 7% due to decreases in consulting fees, travel and entertainment expenses, and company performance bonuses. The decrease in consulting fees and travel and entertainment expenses was the result of company-wide cost reduction efforts in response to the deteriorating demand environment. Also, the number of general and administrative personnel declined 4% compared with the same quarter last year. The impact of year-over-year exchange rate changes on translation of foreign currency general and administrative expenses to our U.S. dollar financial statements, particularly from the weaker Euro and Swiss franc to the U.S. dollar, also contributed to the decrease.

Interest Income, Net

Interest income and expense for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,		Change
	2008	2007
Interest income	$2,223	$4,375	(49%)
Interest expense	(11)	(74)	85%

Interest income, net	$2,212	$4,301	(49%)

Interest income was lower for the three months ended December 31, 2008 compared with the prior year due to lower interest rates combined with lower invested balances.

Other Expense, Net

Other income and expense for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,		Change
	2008	2007
Foreign currency exchange gains (losses), net	$9,824	$2,777	254%
Write-down of investments	(785)	(5,504)	(86%)
Gain on sale of investments	—	27,761	(100%)
Other, net	(938)	1,148	(182%)

Other expense, net	$8,101	$26,182	(69%)

During the quarter ended December 31, 2008, we recorded an unrealized loss of $1.2 million related to the other-than-temporary decline in the estimated fair value of our short-term investments; $0.5 million of the loss represented a reversal of the unrealized temporary gain recorded in accumulated other comprehensive loss during the three months ended September 30, 2008. During the quarter ended December 31, 2007, we recorded an unrealized loss of $5.5 million related to the other-than-temporary decline in fair value of our short-term investments, a realized gain of $33.7 million on short-term investments sold as part of a confidential settlement agreement, and a realized loss of $6.0 million related to the sale of all of our short-term investments collateralized by corporate debt.

The increase in foreign exchange gains during the three months ended December 31, 2008 was due to gains related to sales of Euros for U.S. dollars. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Provision for income taxes	$12,596	$13,137
Effective income tax rate	23.7%	9.0%

The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in tax laws or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets.

The provision for income taxes for the three months ended December 31, 2008 and 2007 included a $2.4 million and $0.6 million tax benefit related to share-based compensation expense.

The increase in the effective tax rate to 23.7% in the third quarter of fiscal year 2009 compared with 9.0% in the same period in the prior fiscal year is primarily due to the decreased income before income taxes and changes in the geographic mix of income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, the effective tax rate for the three months ended December 31, 2008 reflected a $1.2 million tax benefit for research and development expenses related to fiscal year 2009.

Nine months Ended December 31, 2008 Compared with Nine months Ended December 31, 2007

Net Sales

Net sales by channel and product family for the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007	Change %
Net sales by channel:
Retail	$1,528,921	$1,540,287	(1%)
OEM	271,963	228,975	19%

Total net sales	$1,800,884	$1,769,262	2%

Net sales by product family:
Retail - Pointing Devices	$473,503	$449,010	5%
Retail - Keyboards & Desktops	312,324	346,405	(10%)
Retail - Audio	352,459	364,669	(3%)
Retail - Video	198,631	178,748	11%
Retail - Gaming	107,651	113,151	(5%)
Retail - Remotes	84,353	88,304	(4%)
OEM	271,963	228,975	19%

Total net sales	$1,800,884	$1,769,262	2%

The decline in retail sales for the nine months ended December 31, 2008 was primarily attributable to lower sales in all product lines except pointing devices and video. OEM sales were higher as a result of continued demand for our microphones for singing games.

Approximately 44% of the Company’s sales were denominated in currencies other than the U.S. dollar in the nine months ended December 31, 2008. If foreign currency exchange rates in the nine months ended December 31, 2008 had been the same as in the nine months ended December 31, 2007, our total sales increase would have been 1%. The significant strengthening of the dollar, particularly against the Euro and the Great British Pound, over a relatively short period of time combined with the deteriorating demand environment created a significant impact on net sales for the three months ended December 31, 2008. As a result, the positive effect of foreign currency exchange rate fluctuations which benefited net sales in the six months ended September 30, 2008 was eliminated in the nine months ended December 31, 2008.

Retail Pointing Devices. Retail sales of our pointing devices increased 5% and units increased 7% in the nine months ended December 31, 2008 compared with the same period in the prior fiscal year. Sales of cordless mice increased 18% and units increased 20%, primarily driven by sales of our our VX Nano Cordless Laser Mouse for Notebooks, our V220 Cordless Optical Mouse for Notebooks and our V450 Nano Cordless Mouse for Notebooks. Sales of corded mice declined 4%, with units increasing 1%.

Retail Keyboards and Desktops. Sales of keyboards and desktops decreased 10% and units decreased 2% during the nine months ended December 31, 2008 compared with the same period last year. Sales of cordless desktops decreased 21%, units decreasing 15%, primarily due to lower sales of two products, the MX 5000 Laser and the EX 110. Sales of corded keyboards increased 4%, with a 3% unit growth, partially offsetting the overall decline.

Retail Audio. Retail audio sales declined 3% with units remaining flat, primarily due to lower PC speaker sales which decreased 16% in dollars and 6% in units during the nine months ended December 31, 2008 compared with the same period in the prior fiscal year. The decline in PC speaker sales was primarily attributable to weakness in our product line due to product transitions, in addition to the deteriorating demand environment. Sales of our iPod speakers increased 18% with a 10% increase in units, primarily due to strong contributions from our PureFi Anywhere speakers. PC headset sales grew 16% and units increased 9%, driven by our new ClearChat Pro and ClearChat Comfort USB headsets.

Retail Video. Video sales increased 11% and units increased 4% during the nine months ended December 31, 2008 compared with last year, primarily attributable to sales of our WiLife video monitoring products. Sales of our recently-launched QuickCam IM Plus, Communicate MP and QuickCam Connect were also strong during the nine months ended December 31, 2008, but were offset by a decline in sales of our QuickCam Communicate STX and QuickCam Communicate Deluxe webcams.

Retail Gaming. Retail sales of our gaming peripherals decreased 5% while units decreased 18% in the nine months ended December 31, 2008 compared with the same period in the prior fiscal year. PC gaming sales decreased 7% with a 13% decrease in units, primarily due to lower sales of our G15 gaming keyboard and our MOMO Racing Force Feedback steering wheel. Console gaming sales increased 2% with a 26% decline in units primarily attributable to the growth in sales of our GT Driving Force steering wheel.

Retail Remotes. Retail remote sales decreased 4% and units increased 25% during the nine months ended December 31, 2008 compared with the same period in the prior year. The significantly better unit performance was primarily driven by sales of our new lower-priced Harmony One remote control.

Retail Regional Performance. Sales in our Americas and EMEA regions decreased 2% and 9%, with units decreasing 2% and 1% during the nine months ended December 31, 2008 as compared with the same period in the prior fiscal year. Sales in our Asia Pacific region increased 27% and units increased 17%, driven by double-digit growth in all product lines. The EMEA region’s sales decline primarily resulted from decreases in sales of keyboards and desktops, partially offset by growth in pointing devices and remotes. In the Americas region, sales declined across all product lines except video. The disparity between sales growth and unit growth in the Asia Pacific region was primarily due to product mix and foreign currency fluctuations.

OEM. Sales of OEM products increased 19% and units increased 9% during the nine months ended December 31, 2008 compared with the same period last year, primarily due to the continued success of our microphones for singing games for Playstation 3, Wii and Xbox 360.

Gross Profit

Gross profit for the nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Nine months ended December 31,
	2008	2007	Change
Net sales	$1,800,884	$1,769,262	2%
Cost of goods sold	1,211,742	1,134,088	7%

Gross profit	$589,142	$635,174	(7%)

Gross margin	32.7%	35.9%

Gross profit decreased 7% in dollars and declined as a percentage of revenue primarily due to a strengthening of the U.S. dollar, an increasingly promotional environment and the mix of products sold as well as higher labor and material input costs and higher freight costs in the nine months ended December 31, 2008 compared with the same period last year.

Operating Expenses

Operating expenses for the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007	Change
Marketing and selling	$248,066	$239,762	3%
% of net sales	14%	14%
Research and development	99,011	91,082	9%
% of net sales	5%	5%
General and administrative	89,202	83,789	6%
% of net sales	5%	5%

Total operating expenses	$436,279	$414,633	5%

Marketing and Selling

Marketing and selling expenses increased 3% in the nine months ended December 31, 2008 compared with the same period in the prior fiscal year primarily due to increased personnel costs related to a 9% addition to headcount during the last twelve months. Personnel costs increased 14% compared with the nine months ended December 31, 2007 primarily due to the addition of the WiLife product marketing group, as well as the continued growth in worldwide marketing groups and regional sales and marketing organizations. In addition, merchandising expenses and information technology costs also increased during the period compared with the prior year. Offsetting these increases was lower spending in advertising and public relations compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Japanese yen relative to the U.S. dollar during the nine months ended December 31, 2008, also contributed to the increase.

Research and Development

The increase in research and development expense of 9% was primarily related to our continued investment in research and development initiatives, particularly in the video, remotes and control devices product lines. Personnel costs increased 5%, reflecting headcount additions during the last 12 months. Information technology costs also increased during the nine months ended December 31, 2008 compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency research and development expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar during the nine months ended December 31, 2008, also contributed to the increase.

General and Administrative

General and administrative expense increased 6% primarily as a result of an increase in personnel expenses. Personnel costs increased 9% during the nine months ended December 31, 2008 due to salary increases and promotions during the fourth quarter of fiscal year 2008, partially offset by reductions in company performance bonuses. The impact of year-over-year exchange rate changes on translation of foreign currency general and administrative expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Euro relative to the U.S. dollar in the nine months ended December 31, 2008, also contributed to the increase.

Interest Income, Net

Interest income and expense for the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007	Change
Interest income	$7,680	$11,880	(35%)
Interest expense	(141)	(116)	(22%)

Interest income, net	$7,539	$11,764	(36%)

Interest income was lower for the nine months ended December 31, 2008 due to significantly lower interest rates combined with lower invested balances as compared with the prior year.

Other Expense, Net

Other income and expense for the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007	Change
Foreign currency exchange gains, net	$10,995	$5,730	92%
Write-down of investments	(1,764)	(72,923)	(98%)
Gain on sale of investments	—	27,761	(100%)
Other, net	(1,422)	1,910	(174%)

Other expense, net	$7,809	$(37,522)	(121%)

During the nine months ended December 31, 2008 and 2007, we recorded unrealized losses of $1.8 million and $72.9 million related to other-than-temporary declines in the estimated fair value of our short-term investments. During the nine months ended December 31, 2007, we also recorded a realized gain of $33.7 million on short-term investments sold as part of a confidential settlement agreement, and a realized loss of $6.0 million related to the sale of all of our short-term investments collateralized by corporate debt.

The increase in foreign exchange gains during the nine months ended December 31, 2008 was due to gains related to sales of Euros for U.S. dollars. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007
Provision for income taxes	$26,101	$24,095
Effective income tax rate	15.5%	12.4%

The provision for income taxes for the nine months ended December 31, 2008 and 2007 included a $4.6 million and $3.2 million tax benefit related to share-based compensation expense.

The increase in the effective tax rate to 15.5% during the nine months ended December 31, 2008 compared with 12.4% in the same period in the prior fiscal year is primarily due to decreased income before income taxes and changes in the geographic mix of income.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, the effective tax rate for the nine months ended December 31, 2008 reflected a $1.2 million tax benefit for research and development expenses related to fiscal year 2009.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At December 31, 2008, net working capital was $740.7 million, compared with $723.2 million at March 31, 2008. The increase in working capital from March 31, 2008 was primarily due to an increase in inventories, partially offset by an increase in accounts payable.

During the nine months ended December 31, 2008, operating activities generated cash of $175.0 million. Our largest source of operating cash flows was cash collections from our customers. We used $103.5 million in investing activities during the period, $64.4 million of which was paid for our acquisition of Ultimate Ears and SightSpeed, net of cash acquired, and $38.6 million was for capital expenditures for manufacturing equipment, leasehold improvements, tooling costs and computer hardware and software purchases. Net cash used in financing activities was $48.7 million. We used $78.9 million during the nine months ended December 31, 2008 to repurchase shares under our share buyback program while the exercise of stock options provided $23.5 million.

At December 31, 2008, we had cash and cash equivalents of $480.2 million and short-term investments of $2.2 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Short-term investments are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its short-term investments as Level 3 within the fair value hierarchy, as described in Note 4 of our consolidated financial statements. Due to continued disruptions in the U.S. credit market, we recorded a $1.8 million impairment loss related to the other-than-temporary decline in the fair value of our short-term investments during the nine months ended December 31, 2008. Further changes in the fair value of our short-term investments would not materially affect our liquidity or capital resources.

The Company has credit lines with several European and Asian banks totaling $142.0 million as of December 31, 2008. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At December 31, 2008, we had no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Based upon our available cash balances and credit lines, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for the foreseeable future, despite the anticipated decline in sales and profits.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008		2007
Accounts receivable, net	$374,968		$444,090
Inventories	339,518		252,661
Working capital	740,721		716,826
Days sales in accounts receivable (DSO) (1)	54 days		54 days
Inventory turnover (ITO) (2)	5.2	x	7.4	x
Net cash provided by operating activities	$174,969		$289,907

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities decreased to $175.0 million as compared with $289.9 million in the prior year, primarily due to higher ending inventory. DSO for the quarter remained the same as last year. Inventory turnover decreased compared with the prior year primarily as a result of the decline in sales in the Americas and EMEA region due to the deteriorating retail environment. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine months ended December 31,
	2008	2007
Purchases of property, plant and equipment	$(38,631)	$(41,289)
Purchases of short-term investments	—	(379,793)
Sales of short-term investments	—	538,479
Proceeds from sale of investment	—	11,308
Acquisitions, net of cash acquired	(64,430)	(21,911)
Premiums paid on cash surrender value life insurance policies	(427)	(346)

Net cash provided by (used in) investing activities	$(103,488)	$106,448

Our purchases of plant and equipment during the nine months ended December 31, 2008 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling. In August 2008, the Company acquired the Ultimate Ears companies for $31.8 million, net of cash acquired of $0.2 million and including $0.5 million in transaction costs. In addition, in November 2008, the Company acquired SightSpeed for $31.1 million in cash including transaction costs of $1.0 million.

Our purchases of plant and equipment during the nine months ended December 31, 2007 were principally for machinery and equipment for two new production and manufacturing facilities, including a new surface mount technology factory in China, leasehold improvements for a new office facility in Switzerland, computer hardware and software purchases, and normal expenditures for tooling.

We no longer invest in the auction rate securities which generated the purchase and sale activity in the nine months ended December 31, 2007. In April 2007, we received $11.3 million from the sale in March 2007 of our investment in Anoto Group AB. In November 2007, the Company acquired WiLife, Inc. for $21.9 million, net of cash acquired of $0.1 million and including $0.6 million in transaction costs.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the nine months ended December 31, 2008 and 2007 (in thousands except per share amounts):

	Nine months ended December 31,
	2008	2007
Repayment of short-term debt	$—	$(11,739)
Purchases of treasury shares	(78,870)	(137,890)
Proceeds from sale of shares upon exercise of options and purchase rights	23,496	40,371
Excess tax benefits from share-based compensation	6,641	14,080

Net cash used in financing activities	$(48,733)	$(95,178)

	Nine months ended December 31,
	2008	2007
Number of shares repurchased	2,803	4,741
Value of shares repurchased	$78,870	$137,890
Average price per share	$28.14	$29.08

During the nine months ended December 31, 2008, we repurchased 2.8 million shares for $78.9 million under the Company’s June 2007 buyback program. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $23.5 million. In addition, cash of $6.6 million was provided by excess tax benefits recognized on the exercise of share-based payment awards.

During the nine months ended December 31, 2007, we repaid short-term debt borrowings of $11.7 million. We also repurchased 4.7 million shares for $137.9 million under the buyback program announced in May 2006. The sale of shares upon exercise of options pursuant to the Company’s stock plans realized $40.4 million during the first nine months of fiscal year 2008. In addition, cash of $14.1 million was provided by tax benefits from the exercise of share-based payment awards.

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

In June 2007, we announced the approval by our Board of Directors of a new share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at December 31, 2008 was $126.0 million. We significantly lowered our share repurchase activity in the quarter ended December 31, 2008 compared with prior fiscal quarters in order to maximize our cash position in light of the economic uncertainty. We expect to continue to favor maximizing cash over share repurchases.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and will begin after we complete our current share buyback program of $250 million.

In January 2009, we announced a plan to reduce Logitech’s salaried workforce globally by between 550 and 600 employees. The majority of the workforce reduction is expected to be completed by March 31, 2009. We expect to incur approximately $16 million to $18 million in pre-tax restructuring charges related to employee termination costs, contract termination costs and other associated costs in the fourth quarter of fiscal year 2009, and an additional $4 million to $6 million in fiscal year 2010. The restructuring plan is expected to generate annual cost savings beginning in fiscal year 2010 of approximately $50 million. The size and timing of the restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several quarters, we have been able to generate positive cash flow from our operating activities. We generated cash from operations of $91.6 million and $175.0 million in the three and nine months ended December 31, 2008. Despite the deteriorating economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of December 31, 2008, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations and (iv) long-term liabilities for income taxes payable.

We expect to continue making capital expenditures in the future to support product development activities and ongoing operations. At December 31, 2008, fixed purchase commitments for capital expenditures amounted to $13.2 million, and primarily related to commitments for tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At December 31, 2008, fixed purchase commitments for inventory amounted to $104.0 million, which are expected to be fulfilled by September 30, 2009. We also had other commitments of $41.5 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases or performance of services.

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

At December 31, 2008, we had $102.1 million in non-current income taxes payable, including interest and penalties, related to our FIN 48 income tax liability. At this time, we cannot make a reasonably reliable estimate of the period in which a cash settlement will be made with the tax authorities.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At December 31, 2008, the amount of outstanding guaranteed purchase obligations was approximately $1.3 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million in total. The other guarantee is limited to purchases of specified components from the named supplier. Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.3 million as of December 31, 2008. As of December 31, 2008, no amounts were outstanding under these guarantees. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under any of the Company’s guarantee arrangements.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of December 31, 2008. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at December 31, 2008. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$119,593	$(10,872)	$13,288
Japanese yen	U.S. dollar	(26,993)	2,454	(2,999)
Euro	British pound sterling	23,800	(2,164)	2,644
Taiwanese dollar	U.S. dollar	8,723	(793)	969
Mexican peso	U.S. dollar	(8,366)	761	(930)
Euro	Swiss franc	(2,694)	245	(299)
U.S. dollar	Swiss franc	2,565	(233)	285
U.S. dollar	Canadian dollar	(1,436)	131	(160)
U.S. dollar	Hong Kong dollar	(1,205)	110	(134)
Euro	Norwegian kroner	(944)	86	(105)
Euro	Utd. Arab Emir. Dirham	864	(79)	96
U.S. dollar	Euro	(834)	76	(93)
Australian dollar	U.S. dollar	795	(72)	88
Euro	Swedish krona	740	(67)	82

		$114,608	$(10,417)	$12,732

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At December 31, 2008, net assets held in CNY totaled $119.6 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

From time to time, certain subsidiaries enter into forward exchange contracts to hedge inventory purchase exposures denominated in U.S. dollars. The amount of the forward exchange contracts is based on forecasts of inventory purchases. These forward exchange contracts are denominated in the same currency as the underlying transactions. Logitech does not use derivative financial instruments for trading or speculative purposes. Gains and losses in the fair value of the effective portion of contracts are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. As of December 31, 2008, the notional amount of forward foreign exchange contracts outstanding for forecasted inventory exposures was $39.0 million. These forward contracts generally mature within three months. Deferred unrealized losses recorded in accumulated other comprehensive loss totaled $0.2 million at December 31, 2008 and are expected to be reclassified to cost of goods sold when the related inventory is sold.

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense).

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2008 were $15.5 million. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2008 were $24.4 million. Unrealized net gains on the contracts outstanding at December 31, 2008 were $1.7 million.

If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $6.4 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $6.1 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and short-term investments and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2008 and March 31, 2008 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Declining economic conditions have and could continue to significantly harm our operating results.

The global deterioration of economic conditions, particularly in retail consumer markets, could continue for an extended future period. Continuing adverse economic conditions have had, and may continue to have, the following negative effects on our business, operating results, and financial condition:

•	Reduced sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products.

•	Lower sales levels and increases in bad debt write-offs and receivables reserves as a result of customers who are experiencing financial distress or bankruptcy.

•	Higher costs for customer incentive programs, cooperative marketing arrangements and price protection used to stimulate demand, which lowers our net sales.

•	Increased downward pressure on our product prices as we lower prices to stimulate demand or reduce inventory, or as competitors lower prices to gain market share in slow-growing or shrinking markets.

•	Product returns in excess of our historical experience rate.

•	Reduced cash flow due to customer delays or failures in receivables payments.

•	Increased risk of excess and obsolete inventories.

•	Financial distress or bankruptcy of key suppliers, resulting in insufficient product quantities to meet demand for particular products.

•	Increased risk of counterparty failures due to the continuing stress on financial institutions, which may negatively impact treasury assets.

An extended and severe global economic downturn could have a significant negative impact on our business, operating results, and financial condition, which has caused the price of our shares to decline, and could cause the price to decline further.

We may not fully realize the anticipated positive impacts to future financial results from the restructuring plan announced in January 2009.

We announced a plan in January 2009 to reduce Logitech’s salaried workforce globally by between 550 and 600 employees, in addition to other actions aimed at reducing operating expenses.

Our ability to achieve the anticipated cost savings and other benefits from this restructuring plan within the expected time frame is subject to many estimates and assumptions, and may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from this restructuring plan. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future.

If we are unable to implement the planned initiatives effectively, if our estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, we may not achieve the cost savings expected in fiscal year 2010 and beyond, and our business and results of operations could be adversely affected.

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

•	A significant portion of our quarterly retail sales typically occurs in the last weeks of each quarter, further increasing the difficulty in predicting quarterly revenues and profitability.

•

We must incur a large portion of our costs in advance of sales orders, because we must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to rapidly adjust our costs during the quarter in response to a revenue shortfall, which could adversely affect our operating results.

•

Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. Our objective is to adjust product prices over time to reflect currency movements. However, our operating results in the third quarter of fiscal year 2009 were adversely affected by large and rapid fluctuations in currency exchange rates within the last four quarters, and similar fluctuations with a short time period could significantly affect our operating results in the future.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the quarter ended December 31, 2008, growing economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also caused us to increase our customer incentives to stimulate demand, which resulted in significant downward pressure on our overall gross margin.

In addition, our gross margins may vary significantly by product line, sales geography and customer type, as well as within product lines. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected.

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.

If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

Our industry is intensely competitive. It is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market, and price sensitivity in the OEM market. We are experiencing aggressive price competition and other promotional activities from our primary competitors and from less-established brands in response to declining consumer demand in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions. From time to time we may adjust prices or increase our promotional activities, as we did in the quarter ended December 31, 2008, or adjust our cash management efforts, in order to improve our competitive position.

In recent years, we have expanded the categories of products we sell, and entered new markets, such as the market for programmable remote controls, streaming media devices and home or small business video security systems. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, have greater financial, technical, sales, marketing and other resources than we have.

Microsoft is a leading producer of operating systems and applications with which our mice, keyboards and webcams are designed to operate. In addition, Microsoft has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft may be able to improve the functionality of its own peripherals to correspond with ongoing enhancements to its operating systems and software applications before we are able to make such improvements. This ability could provide Microsoft with significant lead-time advantages. In addition, Microsoft may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Pointing Devices, Keyboards and Desktops. Microsoft is our main competitor in the mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, in the lower-price bands, which could potentially impact our market share. The notebook peripheral category is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been depressed for an extended period, and as a result, pricing practices and promotions by our competitors have become more aggressive.

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

If we do not successfully innovate and market products for notebook PCs and mobile devices, our business and results of operations may suffer.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as “netbooks”, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our

OEM sales, and our OEM sales accounted for 13% and 11% of total revenues during fiscal years 2008 and 2007. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. In particular, the increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards, desktops and speakers, which could negatively affect our sales of these products. If we do not successfully innovate and market products designed for notebook PCs and other mobile devices, or if general consumer demand for peripherals for use with notebook PCs and mobile devices does not increase, our business and results of operations could be significantly harmed.

If we do not accurately forecast product demand, our business and operating results could be adversely affected.

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

We have experienced large differences between our forecasts and actual demand for our products and expect differences to arise in the future. If we do not accurately predict product demand, our business and operating results could be adversely affected.

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

Our principal manufacturing operations and third-party contract manufacturers are located in China. Our manufacturing operations in Suzhou, China could be severely impacted by changes in the interpretation and enforcement of legal standards, by strains on China’s energy, transportation, communications, trade, public health and other infrastructures, by conflicts, embargoes, increased tensions or escalation of hostilities between China and Taiwan, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business as a result of adverse global economic conditions, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could harm our business, financial condition and operating results.

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs, which could adversely affect our business and operating results.

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

A significant portion of our quarterly retail orders and product deliveries generally occur in the last weeks of the fiscal quarter. This places pressure on our supply chain and could adversely impact our revenues and profitability if we are unable to successfully fulfill customer orders in the quarter.

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

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods. In addition, we are subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our profitability. If our effective tax rate increases in future periods, our net income could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share			Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
		in USD	in CHF
October, 2008	—	$—	CHF	—	—	128,871
November, 2008	200,000	$14.26	CHF	16.49	200,000	126,025
December, 2008	—	$—	CHF	—	—	126,025

Total	200,000	$14.26	CHF	16.49	200,000

During the three months ended December 31, 2008, we repurchased shares pursuant to our buyback program announced in June 2007 authorizing the purchase of an additional $250 million of our shares. The June 2007 program is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued.

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

February 3, 2009