Form 10-K
period 2009-03-31
LOGITECH INTERNATIONAL SA
filed 2009-06-01
CIK 1032975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 0-29174

LOGITECH INTERNATIONAL S.A.
(Exact name of registrant as specified in its charter)

Canton of Vaud, Switzerland (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

Logitech International S.A.
Apples, Switzerland
c/o Logitech Inc.
6505 Kaiser Drive
Fremont, California 94555
(Address of principal executive offices and zip code)

(510) 795-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Registered Shares par value CHF 0.25 per share	Name of each exchange on which registered The NASDAQ Global Select Market SIX Swiss Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

       The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 26, 2008, the last business day of the registrant’s second fiscal quarter on the NASDAQ Global Select Market, was approximately $3,503,988,592. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant’s shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

       As of May 1, 2009, there were 179,675,378 shares of the Registrant’s share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2009.

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

  our business strategy for fiscal year 2010 and beyond considering current and future general economic conditions;

  our business and product plans for fiscal year 2010 and evolving consumer demand trends affecting our products; and

  the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs for the foreseeable future.

Factors that might affect these forward-looking statements include, among other things:

  deteriorating worldwide economic and business conditions, particularly in retail consumer markets;

  general market trends for peripherals for personal computers and other digital platforms and market acceptance of our products;

  the effect of pricing, product, marketing and other initiatives by our competitors and our reaction to them on our sales, gross margins, operating expenses and profitability;

  the impact of a failure to successfully innovate in our current and emerging product categories and identify new feature or product opportunities;

  the impact of our previously announced restructuring on our current operations and future performance;

  consumer demand for our products and our ability to accurately forecast such demand;

  our ability to implement our business strategy during declining or uncertain market conditions; and

  our ability to match production levels with product demand and to successfully coordinate worldwide manufacturing and distribution of our products.

     Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will” and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. BUSINESS

Company Overview

     Logitech International S.A. is a global leader in peripherals for personal computers and other digital platforms, developing and marketing innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices. For the PC, the Company’s products include mice, trackballs, keyboards, gaming controllers, multimedia speakers, headsets, webcams and 3D control devices. For digital music devices, the Company’s products include speakers, headphones, earphones and custom in-ear monitors. For gaming consoles, the Company offers a range of controllers and other accessories. In addition, Logitech offers wireless music solutions for the home, advanced remote controls for home-entertainment systems and PC-based video security systems for a home or small business. The Company generates revenues from sales of its products to a worldwide network of retail distributors and resellers and to original equipment manufacturers (“OEMs”). The Company’s sales to its retail channels comprise the large majority of its revenues. For the fiscal year ended March 31, 2009, the Company generated net sales of $2.2 billion, operating income of $109.7 million, net income of $107.0 million, employed approximately 6,400 employees and conducted business in over 100 countries.

     Logitech was founded in Switzerland in 1981. Logitech International S.A., the parent holding company of Logitech, is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries located throughout the world. Shares of Logitech International S.A. trade on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K to the “Company,” “Logitech,” “we,” “our,” and “us” refer to Logitech International S.A. and its consolidated subsidiaries.

     Logitech operates in a single industry segment encompassing the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Our research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), Europe-Middle East-Africa (“EMEA”), and Asia Pacific. Our OEM sales team is a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers. A summary of our net sales and long-lived assets by geographic region can be found in Note 18 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A Risk Factors, which is incorporated herein by reference.

     Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handle approximately half of our total production. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Both our in-house and outsourced manufacturing is managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers and of the product supply chain, and the provision of technical support, customer relations and other services.

Industry Overview

     Affordable prices and wider availability of business, consumer, education, and communication applications have created a very large installed base of desktop and notebook personal computers. We believe that market penetration of PCs, Mac computers and other information access devices, already high in developed countries, will eventually increase worldwide.

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

     In addition, we believe that trends established in the consumer technology market – such as brand identity, affordability, ease of installation and use as well as visual appeal – have become important aspects of the purchase decision when buying a desktop or notebook PC or Mac computer and personal peripherals.

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

Consumer Behavior and Customer Experience Strategy

     The impact of the current global macroeconomic recession on buying behavior in consumer electronics has been significant. In the current environment, we believe that consumers have become more discerning and more value-oriented and are increasingly moving online both to research and purchase products. Our strategy is to continue to stay close to consumers and adapt rapidly to their changing needs, which is exemplified by our greater emphasis on integrating consumer insights into our product and marketing strategies. We believe that a deeper understanding of the consumer will be one of the major drivers that should enable Logitech to emerge stronger from the downturn.

     Two years ago, we established an organization internally whose mission was to focus on understanding and improving the consumer’s overall experience with Logitech products. This group’s goal is to ensure optimal levels of experience in all Logitech products and at each consumer touch point, especially to suit today’s more discerning consumer. Through the use of metrics and consumer feedback mechanisms, we have already helped drive a number of meaningful and measurable improvements in our products. These improvements help drive consumer loyalty over time. By focusing on maximizing the number of consumers who actively recommend Logitech products, we are fueling brand preference within and across our many product categories. This is especially important because we believe today’s consumer exhibits increasing skepticism toward manufacturers, yet is more trusting of personal recommendations.

Business Strategy

     Logitech’s objective is to strengthen our leadership in the market for personal peripherals, linking people to the digital world wherever and whenever they need to access digital information for work or play. We serve the installed base of desktop, notebook and netbook PCs and Mac computers by offering innovative personal peripherals to address needs for comfort and productivity as well as entertainment and communication. While PCs and Mac computers are being used more and more as a digital hub, other platforms such as game consoles, digital music players and home-entertainment systems are also becoming a rich resource for people to access information, communicate, listen to music and enjoy an expanding offering of interactive games.

Product Strategy

     What we have learned about the recent changes in consumer behavior has resulted in some modifications to our product development strategy.

     We are placing an increasing emphasis on strengthening the competitiveness of our entry level products. We have always participated at the entry level, but given the increased price sensitivity among a growing number of consumers and what we believe is a resulting shift by consumers to lower priced products, we are taking action to ensure that we are also the consumer’s first choice at lower price points.

     Beyond the entry level, we have heightened our focus on providing the consumer with the strongest possible overall value across all price points. Our goal, using the lessons we have learned from our customer experience initiatives, is to maximize the product’s benefits and the value the consumer associates with those benefits. Maximizing the consumer’s perceived value of our products has become the guiding principle of our product strategy above the entry level.

     To capitalize on the many opportunities in the growing digital marketplace, Logitech’s product strategy focuses on personal peripherals in three digital environments:

  The Office Environment – Desktop and Notebook Computers

  The Digital Home Environment – Digital Music Systems, Home-Entertainment Systems, Game Consoles, Video Security Systems

  The Mobile Environment – Notebook and Netbook Computers, Digital Music Players, Portable Gaming Systems

The Office Environment

     Logitech has successfully broadened our desktop presence by introducing new, more innovative, high-performance PC and Mac computer navigation devices. In addition, we have expanded beyond our traditional role as a provider of pointing devices for the desktop or notebook PC or Mac computer into a leading brand for video imaging products, keyboards, PC audio products and control devices for emerging 3D applications and platforms.

The Digital Home Environment

     The dramatic proliferation of digital content available for the home provides a significant source of new opportunities for Logitech. We believe that the new digital home – with a broad and evolving selection of digital entertainment and information content available from multiple sources, and the innovation in affordably priced digital-technology equipment – will over time allow us to play a significant role in the consumer experience for a much wider audience.

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

The Mobile Environment

     As digital information and communication are evolving into the mobile environment, the opportunity exists for Logitech to support an even broader set of platforms. We believe that the growing number of mobile phones, notebook and netbook computers and mobile entertainment and communication platforms, such as portable digital music players and gaming devices, will bring additional demand for complementary personal peripherals. Logitech plans to support this need in mobile environments, as we do in the office and home.

Geographic Expansion

     We believe that the market penetration for Logitech products is low in developing markets such as Latin America, Eastern Europe, India and China. We are committing resources to capitalize on the growth opportunities in key emerging countries, including securing new channel partners, strengthening relationships with existing partners, expanding our sales force and investing in product and marketing initiatives.

Manufacturing

     To effectively respond to rapidly changing demand and to leverage economies of scale, we intend to continue our hybrid model of in-house manufacturing and third-party contract manufacturers to supply our products. Through our high-volume manufacturing operations located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.

Technological Innovation

     Logitech fulfills the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. The PC has evolved into smaller form factors such as notebooks and netbooks. We believe this provides additional opportunities for Logitech because the relevance of navigation, interaction, video and audio interfaces and applications remains the same. Additionally, as form factors shrink, comfort becomes increasingly important to the user experience. All of these factors continue to support an attractive and sizable opportunity for Logitech.

     To capitalize on market opportunities for personal peripherals, we recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Beyond updating our existing line of personal peripherals, we intend to continue to lead the development of new technologies and to create product innovations, such as those introduced in fiscal years 2008 and 2009, which include the MX Air Mouse’s Freespace technology, the Wave comfort keyboard design, the Harmony One remote’s color touch screen and intuitive button layout, the rechargeable design of the diNovo Mini, the integration of glass lenses with Carl Zeiss optics on the QuickCam Pro 9000 and QuickCam Pro for Notebooks webcams, the omnidirectional speaker technology for the Z-5 omnidirectional speakers for PC and Pure-Fi Express Plus iPod speakers, and the Nano-receiver that was first introduced to the market in the VX Nano mouse and has since proliferated across a wide range of our mice. Logitech is committed to meeting our customers’ needs for personal peripheral devices and believes that innovation, value and product quality are important elements to gaining market acceptance and strengthening our market position.

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

Pointing Devices

Mice

     Logitech offers many varieties of computer mice, sold through retail, OEM, and system builder channels. Some of our major mice products include:

  The MX1100 Cordless Laser Mouse, introduced in fiscal year 2008, was developed for comfort and productivity and features a contoured, full-sized design, adjustable dpi (dots per inch) and the MicroGear Precision Scroll Wheel.

  The MX Revolution Cordless Laser Mouse, introduced in fiscal year 2007, includes the MicroGear Precision Scroll Wheel, Logitech SmartShift Technology, One-Touch Search and Document Quick-Flip.

  The MX Air Rechargeable Cordless Air Mouse works on the desk or in the air.

  The VX Nano Cordless Laser Mouse for Notebooks features a Nano-receiver which, when plugged into a laptop, is nearly flush against the notebook.

  The V550 Nano Cordless Laser Mouse for Notebooks features the MicroGear Precision Scroll Wheel, Nano-receiver and a clip-and-go dock that adheres to the top of a laptop so the mouse can be snapped on for easy transport from place to place.

  The V220 Cordless Optical Mouse for Notebooks is an ergonomically designed mouse with soft rubber grips and a convenient mini-receiver.

     Our mice products also include an expanded line of gaming mice, including the customizable G9x, which gives PC gamers the ability to modify the mouse for the best personal fit, feel and performance.

     All of Logitech’s retail mice are bundled with Logitech SetPoint software, enabling users to program mouse buttons for specific tasks. We also sell both corded and cordless mice designed specifically for OEM customers.

Other Pointing Devices

     Some of our other pointing devices include:

  The Cordless Optical TrackMan trackball, featuring a “cruise control” scrolling feature and several programmable buttons.

  3D input devices such as SpaceNavigator, SpaceExplorer, SpaceNavigator for Notebooks, and SpacePilot.

Keyboards and Desktops

     Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations).

     Some of our major keyboards and desktops include:

  The diNovo Edge keyboard, our award-winning top-of-the-line rechargeable keyboard.

  The diNovo Edge, Mac Edition keyboard, which brings the elegance of the award-winning diNovo Edge to the Mac community with an optimized Mac layout.

  The diNovo Mini keyboard, the smallest keyboard on the market today combining thumb typing, Windows Media center remote controls, and a touchpad.

  The Cordless Desktop Wave Pro, which features a gradual wave-shaped contour that helps eliminate awkward hand and forearm positions, and a comfortable mouse.

  The Cordless Desktop MX 5500 Revolution, including the Bluetooth wireless technology and other features such as an integrated keyboard display and several buttons designed to help people take advantage of key Windows Vista features, such as Flip 3D and Search.

  The Illuminated Keyboard, a corded keyboard featuring laser-etched, backlighted keys, an ultra-thin 9.3mm design and Logitech PerfectStroke key system.

     All premium keyboards offer Logitech’s innovative SetPoint software, which enables one-touch access to a variety of common tasks, including music software, the Internet, and Instant Messenger software.

Notebook Essentials

     Logitech offers a range of personal peripherals that help improve the laptop-computing experience. Our products include notebook mice, webcams, speakers, headsets, presentation tools, numeric pads, USB hubs, notebook bags, lapdesks, cooling pads and a family of notebook risers.

     Some of our notebook products include:

  The Comfort Lapdesk, a new product category, which is designed for use on the lap to protect the user from laptop heat.

  The Notebook Riser N110, a notebook stand which is designed for use with an external keyboard and mouse and elevates the laptop screen to an ergonomic level.

  The Cooling Pad N100, introduced in fiscal year 2009, a new category which features a slotted surface that enables airflow around a laptop using the USB-powered fan and can be used on a table or a lap.

Voice and Video Communications

Web Cameras

     Logitech’s premium webcam offerings include:

  QuickCam Pro 9000

  QuickCam Pro for Notebooks

  QuickCam Orbit AF

     Our premium webcams feature lenses designed in an exclusive collaboration with Carl Zeiss, a premium autofocus system, and a true 2-megapixel sensor. These webcams also leverage High Quality Video from Skype, a video calling functionality offered through our collaboration with Skype.

     Logitech’s major mid-range webcams include:

  QuickCam Ultra Vision webcam

  QuickCam Communicate Deluxe for PC users

  QuickCam Vision MP for Mac users

     Our mid-range webcams feature glass lenses, auto focus technology, and RightSound and RightLight2 Technology. These webcams record video at up to 30 frames per second and support the 720p high-definition (HD) video format.

     Logitech’s entire family of webcams work with most popular video messaging applications, including Skype, Windows Live Messenger, Yahoo! Messenger and AIM. In addition, our Logitech Video Effects software has become a favorite application for users wishing to record and post video on the Internet. In November 2008, Google added video chat to their popular gmail application and Logitech webcams offered full support for the service at launch.

     In November 2008, Logitech acquired privately held SightSpeed Inc. The acquisition of SightSpeed provides us with video calling technology and a software and services development team that is focused on future video calling initiatives that can enable cross-platform video communications for people sitting in front of a personal computer or with their family in a living room.

PC Headsets

     We offer headsets and microphones designed for applications such as PC voice communications, Voice-over Internet Protocol (“VoIP”) applications and online gaming. Some of our major products in this category include the ClearChat Wireless USB headset, the ClearChat Pro USB Headset, the ClearChat Comfort USB Headset, the Logitech Premium Notebook Headset, and the Logitech Desktop Microphone.

Video Security Systems

     In November 2007, Logitech acquired WiLife, Inc. (“WiLife”), which offers solutions for using a PC and special video cameras to provide remote security monitoring of one’s home or small business. The WiLife solution includes monitoring cameras that use the HomePlug Powerline technology to transfer video over standard electrical wiring. The cameras can record video on a scheduled basis, at all times or when they detect motion. The video is stored locally on a computer and can be played back locally on the PC. For an additional fee, the solution offers an Internet-based service and the ability to monitor the video feeds remotely from a PC and Windows-based PDAs or cell phones.

Audio

Speakers and Headphones

     Logitech designs and manufactures a wide variety of multimedia speakers including:

  Logitech Z-5500 Digital speakers are 5.1-channel multi-platform, 505-watt speakers with a 10-inch subwoofer.

  Logitech G51 Surround Sound Speaker System is a 5.1 speaker system featuring 360-degree surround sound with dual Matrix modes.

  Pure-Fi Anywhere 2 speakers include a rechargeable battery, with a battery-life indicator, an improved traveling case, and an advanced remote control with one-touch access to shuffle and repeat for the iPod.

  Pure-Fi Anytime speakers include an iPod/iPhone alarm clock that offers premium sound, motion-activated, backlighted controls, AM/FM tuner and a dual alarm.

  Z-5 Omnidirectional speakers are USB-powered speakers designed for Mac and PC use which feature omnidirectional acoustics.

  FreePulse Wireless headphones are designed for use with iPod and other MP3 players.

     In August 2008, Logitech acquired the Ultimate Ears companies, a privately held group of companies that offers a range of earphones. The long-established leader in custom in-ear monitors for on-stage professional musicians and sound engineers, Ultimate Ears has over the last few years expanded its product line to include a range of in-ear consumer earphones for portable music enthusiasts, including users of iPhone, iPod and other MP3 players. The acquisition of Ultimate Ears allows Logitech to expand its portfolio of digital audio products, providing more options for portable music listening.

     Ultimate Ears began offering custom earphones in early 2004 for users of iPods and other MP3 players, as well as DVD players, notebook computers and home audio systems. Based on the same technology and custom-molded design as Ultimate Ears’ professional devices, Ultimate Ears’ consumer in-ear earphones are specially tuned to optimize digital sound. In 2004, Ultimate Ears also launched its first universal-fit models, featuring the sophisticated technology of the custom models with a unique fit kit to provide maximum comfort to a wide range of people. Logitech plans to continue all of these product lines.

Streaming Media

     Building on our platform and product development expertise, Logitech offers a portfolio of affordable network music systems that make it easier to enjoy and control digital music anywhere in the home. In fiscal year 2008, we expanded our line of streaming music products with the introduction of the Logitech Squeezebox Boom. The Squeezebox Boom is our first all-in-one network music player, featuring an integrated amplifier, high-performance speakers and a simplified setup. Users can plug the Squeezebox Boom into a power outlet and use an existing home network to listen to music on their computers, Internet radio stations, and music subscription services.

     To expand the home network music system, Logitech also offers other players, including the Logitech Squeezebox Duet network music system, Squeezebox Classic network music player or the hi-end Transporter network music player.

     During fiscal year 2009, we also expanded the music services supported by the Squeezebox family of products, which now include (either free or via partner subscription) Amazon CD, BBC, Deezer, Classical.com, Last.fm, MediaFly, MP3Tunes, Napster, Pandora, Radio IO, RadioTime, Rhapsody, SIRIUS and Slacker.

Gaming

PC Game Controllers

     Logitech offers a full range of dedicated game controllers for PC gamers including joysticks, steering wheels, gamepads, mice and keyboards, and headsets.

     Our PC gaming products include:

  Logitech G9x Laser Mouse is a fully customizable mouse and includes features such as interchangeable grips, on-the-fly, full-speed USB laser tracking, an onboard-memory profiling system, weight tuning, a custom-color LED and the hyper-fast MicroGear Precision Scroll Wheel. In the United States, users can also order a special G9 ID Grip that they can customize with their own artwork or photo.

  Logitech G13 advanced gameboard, a CES Innovations Winner in the Electronic Gaming category, features a built-in LCD screen, 25 programmable keys and onboard memory.

  Logitech G19 Gaming Keyboard features a tiltable, color LCD screen, VoIP communication data, and customization options such as user-selectable character backlighting color and 12 fully programmable G-keys.

  Logitech G25 Racing Wheel includes several advanced features such as a six-speed gated shifter and clutch pedal, a high-torque, dual-motor force-feedback mechanism, 900 degrees of rotation, an 11-inch wheel, and premium materials such as stainless steel and leather.

Console Game Controllers and Accessories

     We offer gaming products for console platforms such as PlayStation2, PlayStation3, PSP (PlayStation Portable), Xbox, Xbox 360 and Nintendo Wii.

     In July 2008, Logitech and Activision Publishing, Inc. announced a collaboration to develop and market premium instrument controllers for the Guitar Hero franchise. Logitech’s first product, the Logitech Wireless Guitar Premiere Edition for PlayStation 3, features authentic materials including a wood neck, a rosewood fingerboard and metal frets.

     Our other major console gaming products include the Driving Force Wireless wheel and Vantage headset for PlayStation 3, Speed Force Wireless and Cordless Keyboard for Wii, and the Vantage USB Microphone for all platforms. Logitech also offers protective cases for the Nintendo DS Lite and Sony PlayStation Portable (PSP). In addition, we sell USB microphones bundled with several top-selling singing game titles.

Remote Controls

     Our current line of Harmony advanced remote controls uses our patented Smart State Technology. The Logitech family of remotes includes:

  Harmony One remote which features a touch-screen with backlighted buttons positioned in logical zones to make it easy to navigate, even in the dark.

  Harmony 1100 features a customizable 3.5-inch color touch-screen and includes radio frequency (RF) wireless technology that lets the user control devices.

Competitive Strengths

     We believe the key competitive strengths that allow Logitech to be successful and competitive in our product markets include:

  Our understanding of product definition, technology and industrial design excellence, as demonstrated by the various awards that our product designs continue to receive.

  Our expertise in key engineering disciplines that underlie our products and our continued enhancement of our products through the use of advanced technologies.

  Our continuing to embrace new technologies and standards, with a list of nearly 100 industry “firsts” to our name and a patent portfolio of approximately 400 patents.

  The Logitech brand name and industrial designs which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value.

  Our volume manufacturing and distribution capabilities which allow us to maintain strong quality process controls and realize significant cost efficiencies.

  Our global presence, capable of drawing upon the strengths of our global resources, global distribution system and geographical revenue mix.

  Our expertise in a broad array of PC peripherals.

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

     Our research and development expenses for fiscal years 2009, 2008 and 2007 were $128.8 million, $124.5 million and $108.3 million. We expect to continue to devote significant resources to research and development, including wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

     Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
EMEA	$1,001,337	$1,117,060	$1,027,852
Americas	785,862	888,529	729,207
Asia Pacific	421,633	364,907	309,510
Total net sales	$2,208,832	$2,370,496	$2,066,569

      Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of our total consolidated net sales in fiscal year 2009 and no single country other than the United States represented more than 10% of our total consolidated net sales. In fiscal years 2009, 2008 and 2007, Ingram Micro Inc. and its affiliated entities together accounted for 14% of our net sales in each year. No other customers individually accounted for more than 10% of our net sales during fiscal years 2009, 2008 and 2007. The material terms of our distribution agreements with Ingram Micro Inc. and its affiliated entities are summarized as follows:

  The agreements are non-exclusive in the particular territory and contain no minimum purchase requirements.

  Each agreement may be terminated for convenience at any time by either party. Most agreements provide for termination on 30 days’ written notice from either party, with two Ingram Micro agreements providing for termination on 90 days’ notice.

  We generally offer an allowance for marketing activities equal to a negotiated percentage of sales and volume rebates related to purchase volumes or sales of specific products to specified retailers. These terms vary by agreement.

  Most agreements allow price protection credits to be issued for on–hand or in transit new inventory if we, in our sole discretion, lower the price of the product.

  We grant limited rights to return product, which vary by distributor. Under most of the Ingram Micro agreements, the Ingram Micro entities may return defective products and may return up to 10% of the previous quarter’s purchases, if they place an offsetting order for the amount they returned.

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

     Logitech’s products can be found in major retail chains, where they typically have access to significant shelf space. These chains in the U.S. include Best Buy, Office Depot, Staples, Target and Wal-Mart, and in Europe include MediaMarkt/Saturn, Carrefour, KESA Group, FNAC, Dixons Stores Group PLC and most key national consumer electronics chains. Logitech products can also be found at the top online e-tailers, which include Amazon.com, Buy.com, CDW, Insight, and others.

     Logitech’s OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. We count the majority of the world’s largest PC manufacturers among our customers.

     Through our operating subsidiaries, we maintain sales offices or sales representatives in 41 countries.

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

Customer Service and Technical Support

     Logitech maintains customer service and technical support operations in the United States, Canada, Europe, Asia and Australia. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products which range from one to five years.

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

     New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech’s contract manufacturers occur in Hsinchu, Taiwan, Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech’s specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and audio products, are manufactured by third-party suppliers to Logitech’s specifications. Retail product localization with local language manuals, packaging, software CDs and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

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

     In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for streaming media devices and home or small business video security. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

     Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

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

     We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A Risk Factors – “We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.”

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

     We are also subject to a number of End of Life (EOL) Stewardship directives including the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), the EU Packaging Directive and the EU Battery Directive which require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries.

     Logitech has also assessed the applicability of the European REACH directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals). This directive does not currently impact Logitech due to our current manufacturing structure and product content. If the directive impacts Logitech in the future, we will comply with the applicable requirements.

     China. In China we are subject to China's law on Management Methods on the Control of Pollution Caused by Electronic Information Products (China RoHS). This is substantially similar to the EU RoHS directive and as such, Logitech products are already compliant. China RoHS requires additional labelling of product that will be shipped in China and Logitech has taken steps to help ensure we comply with these requirements.

     United States and Canada. In the U.S., we are subject to, among other laws, Appliance Efficiency Regulations adopted via the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech’s products. The standards apply to appliances sold or offered for sale throughout the U.S., and Logitech has redesigned or changed products to comply with these regulations. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the State of California to be dangerous, such as lead.

     In Canada, we are subject to laws in various Canadian provinces that impose fees to cover the cost of recycling packaging.

     Australia and New Zealand. In Australia and New Zealand, we are subject to the Minimum Energy Performance Standards (MEPS) regulations. These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech's products. We have taken steps to modify products to ensure they are in compliance with MEPS.

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

Seasonality

     Our retail product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and to a lesser extent in the fourth fiscal quarter (January to March). Our sales in the first and second quarters can vary significantly as a result of new product introductions and other factors. Accordingly, we believe that year-over-year comparisons are more indicative of variability in our results of operations than quarter-over-quarter comparisons. The deteriorating retail environment in the second half of fiscal year 2009 resulted in an atypical sales pattern, with sales declining in the second half of fiscal year 2009 compared with the first half.

Materials

     We purchase some of our products and the key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed. Due to the recent global economic downturn, we are subject to a higher risk of insolvency of our key suppliers, possibly resulting in product delays. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.

Employees

     As of March 31, 2009, we employed 6,348 people. None of Logitech’s U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant

     The following sets forth certain information regarding our executive officers as of June 1, 2009:

Name	Age	Nationality	Position
Guerrino De Luca	56	Italian	Chairman of the Board
Gerald P. Quindlen	49	U.S.	President and Chief Executive Officer
Werner Heid	50	German	Sr. Vice President, Worldwide Sales and Marketing
David Henry	52	U.S.	Sr. Vice President, Customer Experience and Chief Marketing Officer
Junien Labrousse	51	French	Executive Vice President, Products
L. Joseph Sullivan	55	U.S.	Sr. Vice President, Worldwide Operations

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

Gerald P. Quindlen became the President and Chief Executive Officer of Logitech in January 2008. Mr. Quindlen joined Logitech as Senior Vice President, Worldwide Sales and Marketing in October 2005. From August 1987 to September 2004, Mr. Quindlen worked for Eastman Kodak Company where he was most recently Vice President of Global Sales and Operations for the Consumer and Professional Imaging Division and previously held senior sales or marketing management positions in the United States, Japan and Asia Pacific. From September 2004 to September 2005, Mr. Quindlen was a private consultant. Prior to his 17 year tenure at Eastman Kodak, he worked for Mobil Oil Corporation in engineering. Mr. Quindlen holds a BS degree in chemical engineering from Villanova University in Pennsylvania, and an MBA degree in Finance from the University of Pennsylvania's Wharton School.

Werner Heid joined Logitech as Senior Vice President, Worldwide Sales & Marketing, in February 2009. Prior to joining Logitech, Mr. Heid was a consultative CEO to private equity firms from 2006 to 2009. Previously, he served as the president and chief executive officer of Iomega Corporation, the provider of consumer and small-business data-storage solutions, from 2001 to 2006. Before joining Iomega, Mr. Heid was the executive vice president of global sales, marketing and service for InFocus Corporation, a leading supplier of multimedia projection systems for consumers and business, from 2000 to 2001. He joined InFocus when it acquired Proxima Corporation, where Mr. Heid served as president from 1998 to 2000. Prior to taking on his leadership role at Proxima, Mr. Heid was with Hewlett-Packard Corporation for 14 years, in both Europe and the United States. At Hewlett-Packard, he led the business definition and the successful global market launch of the company's All-In-One and color copier product businesses. Mr. Heid holds a masters degree in electrical engineering from University Karlsruhe in Germany.

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

Available Information

     Our Investor Relations Web site is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations Web site. The information we post includes, and in the future will include, filings we make with the U.S. Securities and Exchange Commission (“SEC”), including reports on Forms 10-K, 10-Q, 20-F, 6-K, 8-K, our proxy statement related to our annual shareholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws. All such filings and information are available free of charge on the web site, and we make them available on the web site as soon as reasonably possible after we file or furnish them with the SEC. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these Web sites are intended to be inactive textual references only.

     In addition, Logitech publishes press releases upon occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive e-mails when Logitech issues press releases upon occurrence of significant events within Logitech or other press releases by subscribing through http://ir.logitech.com/alerts.cfm.

     As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech’s board of directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5 may be accessed on our website or on the Securities and Exchange Commission’s website at http://www.sec.gov, and the reports that we file that are published by the SIX Swiss Exchange may be accessed at http://www.six-swiss-exchange.com/admission/being_public/mtrans/publication_en.html.

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

  Reduced sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products as well as a shift in consumer buying patterns toward lower-priced products.

  Reduced sales to our customers as they continue to lower their required inventory levels.

  Increased risk of customer bankruptcy or business failures, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

  Higher costs for customer incentive programs, cooperative marketing arrangements and price protection used to stimulate demand, which lowers our net sales.

  Increased downward pressure on our product prices as we lower prices to stimulate demand or reduce inventory, or as competitors lower prices to gain market share in slow-growing or shrinking markets.

  Product returns in excess of our historical experience rate, resulting in higher returns reserves rates.

  Reduced cash flow due to customer delays or failures in receivables payments.

  Increased risk of excess and obsolete inventories.

  Financial distress or bankruptcy of key suppliers, resulting in insufficient product quantities to meet demand for particular products.

  Increased risk of counterparty failures due to the continuing stress on financial institutions, which may negatively impact cash, cash equivalents and short-term investments.

     An extended and severe global economic downturn could have a significant negative impact on our business, operating results, and financial condition. Declining economic conditions and fluctuations in our operating results may cause our results in a given quarter to be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

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

  Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, our operating results in the second half of fiscal year 2009 were adversely affected by large and rapid fluctuations in currency exchange rates, and similar fluctuations within a short time period could significantly affect our operating results in the future.

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

     The success of our products depends on several factors, including our ability to:

  identify new feature or product opportunities;

  anticipate technology, market trends and consumer demands;

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

     Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the second half of fiscal year 2009, growing economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also led us to increase our customer incentives to stimulate demand, which significantly lowered our overall gross margin.

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

     Our industry is intensely competitive. It is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market, and price sensitivity in the OEM market. We are experiencing aggressive price competition and other promotional activities from our primary competitors and from less-established brands in response to declining consumer demand in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

     In recent years, we have expanded the categories of products we sell, and entered new markets, such as the market for streaming media devices and home or small business video security systems. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, have greater financial, technical, sales, marketing and other resources than we have.

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

     Video. Our competitors for PC Web cameras include Microsoft, Creative Labs and Philips. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

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

     We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as “netbooks”, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 15% and 13% of total revenues during fiscal years 2009 and 2008. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

     In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. In addition, the increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. If we do not successfully innovate and market products designed for notebook PCs and other mobile devices, or if general consumer demand for peripherals for use with notebook PCs and mobile devices does not increase, our business and results of operations could be significantly harmed.

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

     Over the past few years, we have expanded the number and types of products we sell, and the geographic markets in which we sell them, and we will endeavor to further expand our product portfolio and sales reach. The growth of our product portfolio and our sales markets has increased the difficulty of accurately forecasting product demand.

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

     Our product portfolio includes products designed for use with third-party platforms such as the Apple iPod, Microsoft Xbox, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

     Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand and we could lose sales, or we may experience a build-up in inventory.

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

  difficulties in staffing and managing international operations;

  compliance with laws and regulations, including environmental and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

  exposure to political and financial instability, leading to currency exchange losses and collection difficulties or other losses;

  exposure to fluctuations in the value of local currencies;

  difficulties or increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, particularly in Latin America, Eastern Europe and Asia;

  changes in value-added tax (“VAT”) or VAT reimbursement;

  imposition of currency exchange controls; and

  delays from customs brokers or government agencies.

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

     We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods. We are currently subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our profitability. If our effective tax rate increases in future periods, our net income could be adversely affected.

     We may not fully realize the anticipated positive impacts to future financial results from the restructuring announced in January 2009.

     In the fiscal quarter ended March 31, 2009, we implemented a restructuring which reduced Logitech’s salaried workforce globally by 515 employees, in addition to other actions aimed at reducing operating expenses. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses.

     Our ability to achieve the anticipated variable cost savings and other benefits from this restructuring within the expected time frame is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from this restructuring. In the event that the current economic conditions significantly worsen, further restructuring measures may be required in the future.

     If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected in fiscal year 2010 and beyond, and our business and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2009:

		Approximate
		Square
Location	Purpose	Footage	Ownership
Americas:
Fremont, California	Americas Headquarters, research and development, product	194,000	Leased
	marketing, sales management, technical support,
	administration
Vancouver, Washington	Audio Business Unit	38,000	Leased
Mountain View, California	Streaming Media Group	18,000	Leased
Mississauga, Canada	Remote Controls Group	20,000	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Draper, Utah	Video Security Group	7,000	Leased
Olive Branch, Mississippi	Distribution center	468,000	Contracted	(1)

EMEA:
Romanel-sur-Morges, Switzerland	Research and development, product marketing and technical	33,300	Owned
	support
Morges, Switzerland	EMEA headquarters, sales and marketing management,	62,300	Leased
	technical support, administration
Nijmegen, Netherlands	Finance, administration, distribution center support	29,000	Leased
Cork, Ireland	Finance, administration, research and development	18,000	Leased
Seefeld, Germany	Research and development, manufacturing	15,000	Leased
Venray, Netherlands	Distribution center	183,000	Contracted	(1)
Venlo, Netherlands	Distribution center	80,000	Contracted	(1)
Zalaegerzeg, Hungary	Distribution center	45,500	Contracted	(1)

Asia Pacific:
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical engineering, new	112,000	Leased
	product launches, process engineering, commodities
	management, logistics, quality assurance, and administration
Suzhou, China	High-volume manufacturing	854,000	Owned
Suzhou, China	Vertical integration, core technology development, molding	277,000	Leased
	operations, video modules assembly
Tokyo, Japan	Sales, logistics, finance, administration and human resources	10,100	Leased
____________________

(1)	Contracted through a third-party warehouse management company

     Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory.

     We also have leased sales offices in more than 60 locations in 41 countries, with various expiration dates from 2009 to 2027.

     We believe that Logitech’s manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we become involved in claims and legal proceedings which arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We presently do not believe that the resolution of these claims and legal proceedings will have a material impact on our results of operations, cash flows or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Logitech’s shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. Prior to October 2006, Logitech’s American Depositary Shares (“ADSs”) traded on the Nasdaq Global Select Market, with each ADS representing one registered share. In October 2006, we exchanged Logitech shares for our ADSs on a one-for-one basis, so that the same Logitech shares trade on the Nasdaq Global Select Market as on the SIX Swiss Exchange.

     The trading symbol for Logitech shares is LOGI on Nasdaq and LOGN on the SIX Swiss Exchange. As of May 1, 2009, there were 191,606,620 shares issued (including 11,931,242 shares held as treasury stock) held by 16,094 holders of record, and the closing price of our shares was CHF 15.41 ($13.52 based on exchange rates on such date) per share on the SIX Swiss Exchange and $13.67 per share as reported by the Nasdaq Stock Market.

     SIX Swiss Exchange

     The following table sets forth certain historical share price information for the Company’s shares traded on the SIX Swiss Exchange, as reported by the SIX Swiss Exchange. The U.S. dollar equivalent is based on the noon buying rate on the trading day of the month in which the high or low closing sales price occurred. The noon buying rate is the rate in New York City for cable transfers in selected currencies as certified for customs purposes by the Federal Reserve Bank of New York.

	Price per Registered Share on the SIX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal 2008:
First quarter	34.95	31.20	28.81	25.43
Second quarter	34.66	30.65	29.69	25.45
Third quarter	41.52	34.16	36.82	28.93
Fourth quarter	40.50	23.44	36.38	23.77
Fiscal 2009:
First quarter	34.22	24.18	32.65	24.13
Second quarter	30.46	24.56	27.92	22.35
Third quarter	25.14	14.29	22.43	11.68
Fourth quarter	18.01	9.00	16.26	7.74

     Nasdaq Global Select Market

     The following table sets forth certain historical share price information for the Company’s shares traded on the Nasdaq Global Select Market.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal 2008:
First quarter	28.96	25.36
Second quarter	29.55	25.76
Third quarter	37.07	29.00
Fourth quarter	36.20	23.91
Fiscal 2009:
First quarter	33.34	24.13
Second quarter	27.91	21.98
Third quarter	22.59	11.17
Fourth quarter	16.11	7.64

Dividends

     Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation’s board of directors. Logitech has not paid dividends since 1996 in order to retain earnings for use in the operation and expansion of the business and, in more recent years, to repurchase its shares.

     Dividends paid and similar cash or in-kind distributions made by Logitech to a holder of Logitech shares (including dividends or liquidation proceeds and stock dividends) are subject to a Swiss federal anticipatory tax at a rate of 35%. The anticipatory tax must be withheld by Logitech from the gross distribution, and paid to the Swiss Federal Tax Administration.

     A Swiss resident holder and beneficial owner of Logitech shares may qualify for a full refund of the Swiss anticipatory tax withheld from such dividends. A holder and beneficial owner of Logitech shares who is a non-resident of Switzerland, but a resident of a country that maintains a double tax treaty with Switzerland, may qualify for a full or partial refund of the Swiss anticipatory tax withheld from such dividends by virtue of the provisions of the applicable treaty between Switzerland and the country of residence of the holder and beneficial owner of the Logitech shares.

      In accordance with the tax convention between the United States and the Swiss Confederation (“Treaty”), a mechanism is provided whereby a United States resident (as determined under the Treaty), and United States corporations, other than U.S. corporations having a "permanent establishment" or a fixed base, as defined in the Treaty, in Switzerland, generally can obtain a refund of the Swiss anticipatory tax withheld from dividends in respect of Logitech shares, to the extent that 15% of the gross dividend is withheld as final withholding tax (i.e. 20% of the gross dividend may generally be refunded). In specific cases, U.S. companies not having a "permanent establishment" or a fixed base in Switzerland owning at least 10% of Logitech registered shares may receive a refund of the Swiss anticipatory tax withheld from dividends to the extent it exceeds 5% of the gross dividend (i.e. 30% of the gross dividend may be refunded). To get the benefit of a refund, holders must beneficially own Logitech shares at the time such dividend becomes due.

Share Repurchases

     The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

	Total Number
	of Shares				Approximate
	Purchased as				Dollar Value of
	Part of				Shares That May
	Publicly				Yet Be Purchased
	Announced	Average Price Paid Per Share			Under the
Period	Programs	in USD	in CHF		Programs
April 2008	-	-		-	$204,616
May 2008	928,000	$31.07	CHF	32.21	175,788
June 2008	624,000	$32.35	CHF	33.24	155,599
July 2008	-	-		-	155,599
August 2008	470,000	$26.95	CHF	27.87	142,931
September 2008	581,000	$24.67	CHF	27.03	128,599
October 2008	-	-		-	128,599
November 2008	200,000	$14.26	CHF	16.49	125,746
December 2008	-	-		-	125,746
January 2009	-	-		-	125,746
February 2009	-	-		-	125,746
March 2009	-	-		-	125,746
Total	2,803,000

     In fiscal year 2009, we repurchased shares pursuant to our buyback program announced in June 2007 authorizing the purchase of an additional $250 million of our shares. The June 2007 program is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued. All share repurchases by the Company during fiscal year 2009 were made as part of publicly announced programs. In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

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

     The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2004, and calculates the return quarterly through March 31, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2004	2005	2006	2007	2008	2009
Logitech	$100	$133	$174	$243	$222	$90
Nasdaq Composite Index	$100	$100	$117	$121	$114	$77
S&P 500 Index	$100	$105	$115	$126	$117	$71

ITEM 6. Selected Financial Data

     The financial data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2009	2008	2007	2006 (1)	2005 (1)
	(In thousands, except per share amounts)
Consolidated statements of operations
and cash flow data:
Net sales	$2,208,832	$2,370,496	$2,066,569	$1,796,715	$1,482,626
Gross profit	691,226	849,118	709,525	574,110	503,587
Operating expenses:
Marketing and selling	319,167	324,451	272,264	221,504	200,350
Research and development	128,755	124,544	108,256	87,953	73,900
General and administrative	113,103	113,443	98,143	65,742	57,663
Restructuring charges	20,547	-	-	-	-
Total operating expenses	581,572	562,438	478,663	375,199	331,913
Operating income	109,654	286,680	230,862	198,911	171,674
Net income	$107,032	$231,026	$229,848	$181,105	$149,266
Net income per share:
Basic	$0.60	$1.27	$1.26	$1.00	$0.84
Diluted	$0.59	$1.23	$1.20	$0.92	$0.77
Shares used to compute net income
per share:
Basic	178,811	181,362	182,635	181,361	177,008
Diluted	182,911	187,942	190,991	198,769	198,250
Net cash provided by operating activities	$200,587	$393,079	$303,825	$152,217	$213,674

	March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$492,759	$482,352	$196,197	$245,014	$341,277
Short-term investments	$1,637	$3,940	$214,625	$-	$-
Total assets	$1,421,530	$1,526,932	$1,327,463	$1,057,064	$1,027,697
Long-term debt, net of current maturities	$-	$-	$-	$4	$147,788
Shareholders' equity	$997,708	$960,044	$844,524	$685,176	$526,149
____________________

(1)

Net income for fiscal years 2006 and 2005 does not include the effect of share-based compensation expense, because Logitech implemented Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, effective April 1, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth above in Item 1A “Risk Factors,” and below in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

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

     We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels were 85% and 87% of our net sales for the fiscal years ended March 31, 2009 and 2008. The large majority of our revenues are derived from sales of our products for use by consumers.

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

     We believe continued investment in product research and development is critical to driving the innovation required to strengthen our competitive advantage. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, as well as leveraging the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

     Over the last several years, we have broadened our product offerings and the markets in which we sell. Our product expansion has been primarily organic, but we have also grown as a result of a limited number of acquisitions that expanded our business into new product categories. In light of the current global economic situation, we will continue to evaluate our strategy related to our product offerings.

Summary of Financial Results

     The severe global economic recession had a substantial negative impact on our financial results for fiscal year 2009. Our total net sales (retail and OEM) for the year decreased 7% to $2,208.8 million compared with the prior fiscal year, with retail sales declining 23% and OEM sales declining 21% in the last six months of the fiscal year compared with the same period in the prior fiscal year. Retail sales in our Americas region and Europe, Middle East and Africa (“EMEA”) region declined 15% and 11% in fiscal year 2009 compared with fiscal year 2008, reflecting consumers’ reluctance to spend and their preference for purchasing lower-price products, as well as our channel partners’ decisions to reduce inventory levels. Retail sales in our Asia Pacific region for fiscal year 2009 increased 16%. An increase in Asia Pacific sales of 38% in the first six months of the fiscal year was partially offset by a decline of 3% in the last six months.

     Retail sales of all product lines except video decreased during fiscal year 2009. Video retail sales increased compared with the depressed sales levels in fiscal year 2008. Our gross margin for fiscal year 2009 decreased to 31.3% compared with 35.8% in the prior fiscal year, primarily due to the mix of products sold and increased promotional activity. Promotional activity includes contractual customer marketing and sales incentive programs, volume and consumer rebates and price protection programs, which impact our net sales and gross margin. Net income for the fiscal year ended March 31, 2009 decreased to $107.0 million compared with $231.0 million in the prior fiscal year. Net income for fiscal year 2009 included the negative impact of $20.5 million in costs related to the restructuring plan initiated in January 2009 to reduce operating expenses and improve financial results in response to deteriorating global economic conditions.

Trends in Our Business

     Most of our revenue comes from sales to our retail channels, which resell to consumers. As a result, our customers’ demand for our products depends on their reactions to current economic conditions, as well as trends in consumer confidence and consumer spending. In the second half of fiscal year 2009, our customers substantially decreased their inventory purchases, in reaction to the global decline in consumer demand and, to a lesser extent, as a result of retailer consolidation. In addition, our sales to customers in Eastern Europe and other emerging markets have declined due to customers’ lack of available credit to finance purchases of inventory. We believe it is likely that the decline in demand and sales compared with year-ago periods will continue in all our regions at least through the first quarter of fiscal year 2010.

     We have a large and varied portfolio of product lines, grouped in several product families. Our total sales and profitability have been impacted recently by deteriorating general economic conditions. However, within and subject to the general trend of decreasing sales and profitability, we believe that increases or decreases in the retail sales level of a product family are dependent on the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, and we expect these types of trends to continue.

     We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as “netbooks”, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. In particular, the increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards, desktops and speakers, which could negatively affect our sales of these products. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products as well as emerging product categories which are not PC-dependent.

     In addition, in our OEM channel, the shift away from desktop PCs has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 15% and 13% of total revenues during fiscal years 2009 and 2008. We expect the trend of slowing OEM mice sales to continue. Our OEM sales were growing despite the decline in sales of mice due to our sales of microphones for use with particular game titles for gaming consoles. However, these sales are tied to the title distributor agreeing to distribute our microphone with their game, and to the popularity of the particular game title. We believe future OEM sales growth depends on the development of new titles or products, consumers’ gaming purchase activity, and the manufacturers’ decision to combine our products with theirs, none of which is assured to occur.

     Although our financial results are reported in U.S. dollars, nearly half of our sales are made in currencies other than the U.S. dollar, such as the euro, British pound, Chinese renminbi and Japanese yen. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Swiss francs, Taiwanese dollars and, to a lesser extent, 25 other currencies. In previous years, our pricing strategy generally included, among other factors, raising or lowering selling prices in other currencies over time to avoid disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. In the current global economic downturn, our ability to manage local currency selling prices in response to changes in the U.S. dollar has been reduced because of weak consumer spending. We have chosen to prioritize sustaining and gaining market share in our product lines, rather than managing short-term exchange rate fluctuations.

     Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. Gross margins declined in fiscal year 2009, compared with the prior fiscal year, due to product mix and increases in promotional efforts in response to sagging consumer demand. We expect these trends to also affect gross margins in fiscal year 2010.

      Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. The higher effective tax rates for the fiscal year ended March 31, 2009 compared with the prior fiscal year are principally the result of decreased income before income taxes and changes in the geographical mix of income.

     In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which reduced Logitech’s salaried workforce globally by 515 employees, in addition to other actions aimed at reducing operating expenses. We incurred approximately $20.5 million in pre-tax restructuring charges related to employee termination costs, contract termination costs and other associated costs in the fourth quarter of fiscal year 2009. We expect to incur an additional $4 million to $6 million in related charges in fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. In the event that the current economic conditions significantly worsen, further restructuring measures may be required in the future.

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

     Returns. The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights to return a limited percentage of the previous quarter’s purchases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle. Return trends are influenced by the timing of the sale, the type of customer, operational policies and procedures, product sell-through, product quality issues, sales levels, market acceptance of products, competitive pressures, new product introductions, product life cycle status, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

     Cooperative Marketing Arrangements. The Company’s cooperative marketing arrangements include contractual customer marketing and sales incentive programs. We enter into customer marketing programs with many of our distribution and retail customers allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products, or a fixed dollar credit for various marketing programs. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for the estimated costs of these marketing programs are recorded based on the contractual percentage of product purchased in the period we recognize revenue. The Company also offers rebates and discounts for certain types of sell-through programs. Accruals for these sales incentive programs are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

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

     Price Protection and Special Pricing. We have contractual agreements with certain of our customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction (contractual price protection). At management’s discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales to specific indirect partners. Our decision to make price reductions is influenced by channel inventory levels, product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Credits are issued for units that customers have on hand or in transit at the date of the price reduction. Reserves for the estimated amounts to be reimbursed to qualifying customers are established quarterly based on planned price reductions, analyses of qualified inventories on hand with distributors and retailers and historical trends by customer and by product.

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

Short-term Investments

     We have short-term investments that are primarily auction rate securities and are classified as available-for-sale as of March 31, 2009. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The markets for the auction rate securities we hold as of March 31, 2009 have failed since August 2007, and due to continuing dislocations in the worldwide credit markets, are not expected to resume in the foreseeable future, if at all. As a result, the Company has valued the remaining $1.6 million in short-term investments in its portfolio as of March 31, 2009 solely by pricing the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral pools and applying discounted cash flow or option pricing methods to the estimated collateral value.

Allowance for Doubtful Accounts

     We sell our products through a worldwide network of distributors, retailers and OEM customers. Logitech generally does not require any collateral from its customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition.

     We regularly evaluate the collectibility of our accounts receivable and maintain allowances for doubtful accounts. The allowances are based on management’s assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as the Company’s historical experience with bad debts and customer deductions, receivables aging, current economic trends and geographic or country-specific risks and the financial condition of our distribution channel. If management determines that a customer’s accounts receivable balance is uncollectible, recognition of revenue from that customer is deferred until collectibility is reasonably assured.

     As of March 31, 2009, two customers represented 18% and 10% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 55% of total accounts receivable as of March 31, 2009. A deterioration of a significant customer’s financial condition could cause actual write-offs to be materially different from the estimated allowance. If any of these customers’ receivable balances should be deemed uncollectible or if actual write-offs are higher than historical experience, we would have to make adjustments to our allowance for doubtful accounts, which could result in an increase in the Company’s operating expenses.

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

Share-Based Compensation Expense

     Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model for stock options and stock purchases and the Monte-Carlo simulation model for restricted stock units (“RSUs”). Compensation expense for these awards is recognized on a straight-line basis over the service period of the award. For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures, and recognized on a straight-line basis over the service period for each separately vesting portion of the award. See Note 13-Employee Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion of share-based compensation.

     Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future stock option volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. We use historical data to estimate pre-vesting option forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts.

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

     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of April 1, 2007, as required. The implementation of the provisions of FIN 48 requires us to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without the assessment of additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations. Note 14 of the consolidated financial statements describes FIN 48 and the effects on our results of operations and financial position arising from its adoption.

Valuation of Long-Lived Assets

     We review long-lived assets, such as investments, property, plant and equipment, and goodwill and other intangible assets for impairment whenever events indicate that the carrying amount of these assets might not be recoverable. Factors considered important which could require us to review an asset for impairment include the following:

  significant underperformance relative to historical or projected future operating results;

  significant changes in the manner of use of the assets or the strategy for the Company’s overall business;

  significant negative industry or economic trends;

  significant decline in the Company’s stock price for a sustained period; and

  market capitalization relative to net book value.

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

     In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). This FSP amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP 141R-1 requires measurement based on the best estimate in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. FSP 141R-1 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010.

     In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Logitech will adopt FSP 157-4 in the first quarter of fiscal year 2010. We do not expect that FSP 157-4 will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 107-1 in the first quarter of fiscal year 2010 and does not expect that the adoption of the FSP will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 115-2 and 124-2 in the first quarter of fiscal year 2010 and does not expect that the adoption of the FSP will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 in the first quarter of fiscal year 2010 and is currently evaluating the potential impact that the adoption of FSP 142-3 may have on its consolidated financial statements.

     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 in fiscal year 2010, and are evaluating the disclosure impact.

Results of Operations

Year Ended March 31, 2009 Compared with Year Ended March 31, 2008

Net Sales

     Net sales by channel and product family for fiscal years 2009 and 2008 were as follows (in thousands):

	2009	2008	Change %
Net sales by channel:
Retail	$1,887,343	$2,067,288	(9%)
OEM	321,489	303,208	6%
Total net sales	$2,208,832	$2,370,496	(7%)

Net sales by product family:
Retail - Pointing Devices	$579,775	$615,524	(6%)
Retail - Keyboards & Desktops	384,809	464,984	(17%)
Retail - Audio	445,362	478,455	(7%)
Retail - Video	248,339	238,728	4%
Retail - Gaming	127,052	146,016	(13%)
Retail - Remotes	102,006	123,581	(17%)
OEM	321,489	303,208	6%
Total net sales	$2,208,832	$2,370,496	(7%)

     Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms and wireless music systems. Our video product family is comprised of PC webcams and WiLife video security systems. Gaming includes console and PC gaming peripherals. Remotes is comprised of our advanced remote controls. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection.

     The decline in retail sales in fiscal year 2009 compared with fiscal year 2008 was attributable to the global economic downturn, as reflected in consumers’ reluctance to spend and their buying preference for lower-price products, and our channel partners’ decisions to reduce inventory levels. Retail sales declined 23% in the last six months of fiscal year 2009, compared with an increase of 11% in the first six months. OEM sales were higher for fiscal year 2009, due to demand in the first three fiscal quarters of the year for our microphones for singing games.

     Approximately 46% of our sales in fiscal year 2009 were denominated in currencies other than the U.S. dollar, which compares with approximately 45% in fiscal year 2008. If foreign currency exchange rates in fiscal year 2009 had been the same as in fiscal year 2008, our total sales decrease would have been 6% instead of 7%. The negative impact on net sales of the strengthening of the U.S. dollar in the six months ended March 31, 2009 offset the positive effect of foreign currency exchange rate fluctuations which benefited net sales in the six months ended September 30, 2008, resulting in an immaterial impact of exchange rates on net sales for the fiscal year considered as a whole.

     Retail Pointing Devices. Retail sales of our pointing devices decreased 6% and units decreased 2% in fiscal year 2009 compared with the prior fiscal year. Sales of corded mice declined 13%, with units decreasing 8%. Sales of cordless mice increased 4% and units increased 10%, primarily driven by sales of our notebook mice: the V450 Nano Cordless Mouse, the V220 Cordless Optical Mouse, and the V550 Nano Cordless Laser Mouse. The slower decline or higher increase in unit sales compared with dollar sales for cordless and corded mice indicates consumers’ current preference for the value segment of our product lines.

     Retail Keyboards and Desktops. Sales of keyboards and desktops decreased 17% and units decreased 10% during fiscal year 2009 compared with fiscal year 2008. Sales of corded keyboards and desktops decreased 5% and units decreased 7%. Sales of cordless keyboards and desktops decreased 21%, with a 17% decline in units, with strong sales of our cordless desktops EX 100 and MX 5500 more than offset by declines in sales of the MX5000 Laser and EX 110 cordless desktops.

     Retail Audio. Retail audio sales declined 7% in fiscal year 2009, with units down 2%, primarily due to lower PC speaker sales, which decreased 20% in dollars and 8% in units. The decline in PC speaker sales was primarily attributable to weakness in our product line due to product transitions, in addition to the deteriorating demand environment. Sales of our iPod speakers increased 22% in fiscal year 2009, with an 8% increase in units, primarily due to strong contributions from our PureFi Anywhere 2 speakers. PC headset sales grew 9% and units increased 3%, driven by our new ClearChat PC Wireless and ClearChat Comfort USB headsets. Streaming Media and Ultimate Ears products also provided positive contributions to retail audio sales.

     Retail Video. Video sales increased 4% and units increased 3%, primarily attributable to sales of our WiLife video security products in fiscal year 2009, and depressed comparative sales in fiscal year 2008. Sales of our Communicate MP and QuickCam Connect webcams were also strong, but were offset by a decline in sales of our QuickCam Communicate STX.

     Retail Gaming. Retail sales of our gaming peripherals decreased 13% while units decreased 22% in fiscal year 2009. PC gaming sales decreased 13% with an 18% decrease in units, primarily due to lower sales of our G15 gaming keyboard and our MOMO Racing Force Feedback steering wheel, partially offset by sales of our G25 Racing Wheel. Console gaming sales decreased 12% with a 28% decline in units. The growth in sales of our GT Driving Force steering wheel were more than offset by declines in the sale of PlayStation gamepads and the Driving Force Pro steering wheel.

     Retail Remotes. Retail remote sales decreased 17% and units increased 8% in fiscal year 2009, reflecting strong sales of our lower-priced Harmony One remote control, increased promotional activity and declines in the sales of our Harmony 880 and the higher-priced Harmony 1000.

     Retail Regional Performance. Sales in our Americas region decreased 15% and units decreased 5% in fiscal year 2009 compared with fiscal year 2008, with sales declines in all product lines except video. The lower decline in units compared with sales dollars reflects a higher proportion of value-segment products in the overall product mix. Retail sales declined 26% in the Americas region in the last six months of the fiscal year, compared with flat sales in the first six months. EMEA region retail sales declined 11% in U.S. dollars and 8% in local currency across all product lines in fiscal year 2009, with units decreasing 8%. Sales in Eastern Europe and other emerging markets were particularly depressed, reflecting the economic downturn, customers’ lack of available credit to finance purchases of inventory, and currency volatility. EMEA retail sales in the last six months of fiscal year 2009 decreased 26% over the prior year, compared with an increase of 12% in the first six months of the fiscal year. Sales in our Asia Pacific region increased 16% in U.S. dollars and 11% in local currency in fiscal year 2009, and units increased 8%, driven by growth in all product lines. Asia Pacific region retail sales declined 3% in the last six months of fiscal year 2009, compared with an increase of 38% in the first six months.

     OEM. Sales of OEM products increased 6% and units increased 2% during fiscal year 2009 compared with fiscal year 2008, primarily due to the continued success of our microphones for singing games for Playstation 3, Wii and Xbox 360 in the first three quarters of the fiscal year. OEM sales increased 38% in the first six months of fiscal year 2009 and declined 21% in the second six months. The Company does not expect sales of microphones for singing games to be a primary driver of OEM sales growth in the near future.

Gross Profit

     Gross profit for fiscal years 2009 and 2008 was as follows (in thousands):

	2009	2008	Change %
Net sales	$2,208,832	$2,370,496	(7%)
Cost of goods sold	1,517,606	1,521,378	(0%)
Gross profit	$691,226	$849,118	(19%)
Gross margin	31.3%	35.8%

     Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

     Gross profit decreased 19% in dollars and declined as a percentage of revenue primarily due to the decline in net sales, an increasingly promotional environment, the mix of products sold, and higher freight and intangible amortization costs in fiscal year 2009 compared with fiscal year 2008.

Operating Expenses

     Operating expenses for fiscal years 2009 and 2008 were as follows (in thousands):

	2009	2008	Change %
Marketing and selling	$319,167	$324,451	(2%)
% of net sales	14.4%	13.7%
Research and development	128,755	124,544	3%
% of net sales	5.8%	5.3%
General and administrative	113,103	113,443	0%
% of net sales	5.1%	4.8%
Restructuring charges	20,547	-	0%
	0.9%	0.0%
Total operating expenses	$581,572	$562,438	3%

     Marketing and Selling

     Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

     Marketing and selling personnel costs increased in fiscal year 2009 compared with fiscal year 2008. Headcount was higher in the first three quarters of fiscal year 2009, partially due to the addition of the WiLife product marketing group. The impact of the 9% decrease in headcount resulting from the restructuring in the fourth quarter of fiscal year 2009 will be reflected in future quarters’ expenses. Bad debt expense also increased significantly in fiscal year 2009, due to customers’ financial difficulties related to the economic downturn. The increase in personnel costs and bad debt expense was more than offset by lower spending in advertising, marketing development funds and travel expenses compared with the prior year. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements was not material.

     Research and Development

     Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

     Research and development expense increased in fiscal year 2009 due to research and development costs of companies acquired in fiscal years 2009 and 2008. The impact of year-over-year exchange rate changes on translation of foreign currency research and development expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar during the fiscal year ended March 31, 2009, also contributed to the increase. These increases were partially offset by decreased travel and other discretionary expenses in the second half of fiscal year 2009. Personnel costs were approximately the same in fiscal years 2009 and 2008. The impact of the 8% decrease in research and development headcount resulting from the restructuring in the fourth quarter of fiscal year 2009 will be reflected in future quarters’ expenses.

     General and Administrative

     General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

     General and administrative expense was approximately the same in fiscal years 2009 and 2008. Personnel costs increased 2% during fiscal year 2009 primarily due to an increase in share-based compensation expense. The impact of the 22% decrease in general and administrative headcount resulting from the restructuring in the fourth quarter of fiscal year 2009 will be reflected in future quarters’ expenses. The impact of year-over-year exchange rate changes on translation of foreign currency general and administrative expenses to our U.S. dollar financial statements, particularly from the stronger Swiss franc relative to the U.S. dollar during the fiscal year ended March 31, 2009, also contributed to the increase. These increases were offset by decreases in consulting fees and travel expenses resulting from cost containment efforts in fiscal year 2009.

     Restructuring Charges

     Restructuring charges consist of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009.

     The restructuring plan reduced our salaried workforce by 515 employees, resulting in $16.4 million in termination benefits to those employees. Termination benefits are calculated based on regional benefit practices and local statutory requirements. An additional $3.4 million in pension plan curtailment and settlement costs were incurred as a result of the terminations. Restructuring charges also included exit costs associated with the closure of existing facilities and write downs of fixed assets that will not be placed in service due to the abandonment of the related projects.

     The following table summarizes restructuring-related activities during fiscal year 2009 (in thousands):

				Contract
		Termination	Asset	Termination
	Total	Benefits	Impairments	Costs	Other
Balance at March 31, 2008	$-	$-	$-	$-	$-
Charges	20,547	16,428	556	200	3,364
Cash payments	(12,764)	(12,579)	-	(185)	-
Charges against assets	(556)	-	(556)	-	-
Other	(3,485)	(121)	-	-	(3,364)
Foreign Exchange	51	51	-	-	-
Balance at March 31, 2009	$3,794	$3,779	$-	$15	$-

Interest Income, Net

     Interest income and expense for fiscal years 2009 and 2008 were as follows (in thousands):

	2009	2008	Change %
Interest income	$8,648	$15,752	(45%)
Interest expense	(20)	(244)	(92%)
Interest income, net	$8,628	$15,508	(44%)

     Interest income was lower for fiscal year 2009 due to significantly lower interest rates compared with the prior year.

Other Income (Expense), Net

     Other income and expense for fiscal years 2009 and 2008 were as follows (in thousands):

	2009	2008	Change %
Foreign currency exchange gains, net	$13,680	$10,616	29%
Gain on sale of investments, net	-	27,761	(100%)
Write-down of investments	(2,727)	(79,823)	(97%)
Other, net	(2,442)	2,072	(218%)
Other income (expense), net	$8,511	$(39,374)	(122%)

     The increase in foreign exchange gains during fiscal year 2009 was due to gains on sales of euros for U.S. dollars. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

     During the fiscal years ended March 31, 2009 and 2008, we recorded write-downs of $2.7 million and $79.8 million related to other-than-temporary declines in the estimated fair value of our short-term investments. During fiscal year 2008, we also recorded a realized gain of $33.7 million on short-term investments sold as part of a confidential settlement agreement, and a realized loss of $6.0 million related to the sale of all of our short-term investments collateralized by corporate debt.

     Other, net decreased significantly during fiscal year 2009 compared with the prior year, due primarily to losses in our management deferred compensation plan investments. Other income in fiscal year 2008 also includes $1.0 million gain on the sale of our ioPen retail product line.

Provision for Income Taxes

     The provision for income taxes and effective tax rate for fiscal years 2009 and 2008 were as follows (in thousands):

	2009	2008
Provision for income taxes	$19,761	$31,788
Effective income tax rate	15.6%	12.1%

     The provision for income taxes consists of income and withholding taxes. The increase in the effective tax rate to 15.6% compared with 12.1% in fiscal year 2008 is primarily due to decreased income before income taxes and changes in the Company’s geographic mix of income.

     On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, the income tax expense for fiscal year 2009 reflected a $2.0 million tax benefit for research tax credits.

     On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the Company's fiscal year ending March 31, 2012. The Company believes that these changes will not have a material impact on its results of operations or financial condition.

Year Ended March 31, 2008 Compared with Year Ended March 31, 2007

Net Sales

     Net sales by channel and product family for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Net sales by channel:
Retail	$2,067,288	$1,844,395	12%
OEM	303,208	222,174	36%
Total net sales	$2,370,496	$2,066,569	15%

Net sales by product family:
Retail - Pointing Devices	$615,524	$508,449	21%
Retail - Keyboards & Desktops	464,984	372,266	25%
Retail - Audio	478,455	408,314	17%
Retail - Video	238,728	314,514	(24%)
Retail - Gaming	146,016	149,113	(2%)
Retail - Remotes	123,581	91,739	35%
OEM	303,208	222,174	36%
Total net sales	$2,370,496	$2,066,569	15%

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

     Retail Pointing Devices. Sales of our pointing devices increased 21% and units increased 13% during fiscal year 2008 compared with fiscal year 2007. The growth was led by sales of our cordless mice which increased 30% during the year, with units increasing 40%. Our VX Nano Cordless Laser Mouse for notebooks, our V220 Cordless Optical Mouse for notebooks and our V320 Cordless Mouse for notebooks were the primary contributors to the sales growth during the year.

     Retail Keyboards and Desktops. Sales of keyboards and desktops increased 25% and units increased 19% during fiscal year 2008 compared with the prior fiscal year, primarily due to strong contributions from our Cordless Desktop Wave and our MX 3200 Laser Cordless Desktop in our high-end category and the Cordless Desktop EX 90 in our value segment. Our notebook stands also contributed to our growth in this category.

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

Interest Income, Net

     Interest income and expense for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Interest income	$15,752	$9,083	73%
Interest expense	(244)	(350)	(30%)
Interest income, net	$15,508	$8,733	78%

     Interest income was higher for fiscal year 2008 due to higher invested balances in cash, short-term bank deposits and short-term investments, and slightly higher returns earned on invested amounts.

Other Income (Expense), Net

     Other income and expense for fiscal years 2008 and 2007 were as follows (in thousands):

	2008	2007	Change %
Foreign currency exchange gains, net	$10,616	$6,190	72%
Gain on sale of investments, net	27,761	9,048	207%
Write-down of investments	(79,823)	-	-
Other, net	2,072	724	186%
Other income (expense), net	$(39,374)	$15,962	(347%)

     During fiscal year 2008, we recorded a write-down of $79.8 million related to an other-than-temporary decline in the estimated fair value of our short-term investments. We also recorded a gain of $33.7 million related to the short-term investments that we sold as part of a confidential settlement agreement in the third quarter of fiscal year 2008. In addition, we sold all of our investments collateralized by corporate debt during the third quarter of fiscal year 2008 and recorded a realized loss of $6.0 million. The change in foreign currency exchange gains during fiscal year 2008 resulted primarily from gains related to the sale of the Company’s euro currency for U.S. dollars. The Company does not speculate in currency positions, but is alert to opportunities to maximize its foreign exchange gains. Other income also includes $1.0 million gain on the sale of our ioPen retail product line.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

     At March 31, 2009, net working capital was $709.4 million, compared with $723.2 million at March 31, 2008. The decrease in working capital over the prior year was due to a decrease in accounts receivable and inventory balances, partially offset by a decrease in accounts payable and accrued liabilities.

     During fiscal year 2009, operating activities generated cash of $200.6 million. Our largest source of operating cash flows was cash collections from customers. We used $113.1 million in investing activities, $64.4 million of which was paid primarily for our acquisitions of Ultimate Ears and SightSpeed, and $48.3 million was used for capital expenditures, including investments for manufacturing equipment, leasehold improvements, tooling costs and computer hardware and software purchases. Net cash used in financing activities was $41.2 million. We used $78.9 million during fiscal year 2009 to repurchase shares under our share buyback programs, while proceeds from the exercise of employee stock options provided $31.1 million.

     At March 31, 2009, we had cash and cash equivalents of $492.8 million and short-term investments of $1.6 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Short-term investments are carried at fair value, determined by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The Company considers the inputs used to measure the fair value of its short-term investments as Level 3 within the fair value hierarchy, as described in Note 4 of our consolidated financial statements. Due to continued disruptions in the U.S. credit market, we recorded a $2.7 million impairment loss related to the other-than-temporary decline in the fair value of our short-term investments during fiscal year 2009. We also recorded an unrealized gain of $0.4 million related to temporary increases in the fair value of our short-term investments. Further changes in the fair value of our short-term investments would not materially affect our liquidity or capital resources.

     The Company has credit lines with several European and Asian banks totaling $139.0 million as of March 31, 2009. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At March 31, 2009, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Cash Flow from Operating Activities

     The following table presents selected financial information and statistics for fiscal years 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Accounts receivable, net	$213,929	$373,619	$310,377
Inventories	$233,467	$245,737	$217,964
Working capital	$709,382	$723,221	$549,125
Days sales in accounts receivable (DSO) (1)	47 days	56 days	54 days
Inventory turnover (ITO) (2)	5.2x	6.3x	6.2x
Net cash provided by operating activities	$200,587	$393,079	$303,825
____________________

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

     During fiscal year 2009, the Company’s operating activities generated net cash of $200.6 million compared with $393.1 million in the prior year. The decrease was due primarily to a decline in net income during the year. DSO for fiscal year 2009 improved by 9 days compared with fiscal year 2008 due to higher collections and lower sales. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment. Inventory turnover decreased compared with the prior year because sales decreased at a faster rate than inventory was reduced.

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

Cash Flow from Investing Activities

     Cash flows from investing activities during fiscal years 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Purchases of property, plant and equipment	$(48,263)	$(57,900)	$(47,246)
Purchases of short-term investments	-	(379,793)	(416,475)
Sales of short-term investments	-	538,479	201,850
Sale of investment	-	13,308	12,874
Acquisitions, net of cash acquired	(64,430)	(59,722)	(20,524)
Premiums paid on cash surrender value life insurance policies	(427)	(1,151)	(537)
Net cash provided by (used in) investing activities	$(113,120)	$53,221	$(270,058)

     Our purchases of plant and equipment during fiscal year 2009 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling.

     In fiscal year 2009, we acquired the Ultimate Ears companies for $31.8 million, net of cash acquired of $0.2 million, including transaction costs of $0.5 million and excluding a $1.8 million holdback provision which has been recorded as a liability in the accompanying consolidated financial statements. We also acquired SightSpeed for $31.1 million in cash including transaction costs of $1.0 million. In addition, we paid $2.0 million for a pre-acquisition contingency recorded during the third quarter of fiscal year 2009 related to our WiLife acquisition and $0.4 million for patent rights acquired pursuant to a patent settlement agreement.

     Our purchases of plant and equipment during fiscal year 2008 were principally for machinery and equipment for two new production and manufacturing facilities, including a new surface mount technology factory in China, leasehold improvements for a new office facility in Switzerland, computer hardware and software purchases, and normal expenditures for tooling.

     During the third quarter of fiscal year 2008, we sold 50% of all of our short-term investments as part of a confidential settlement agreement and received $84.3 million in cash. In addition, we sold our remaining short-term investments collateralized by corporate debt for $28.3 million, at a realized loss of $6.0 million. We also reinvested $130.9 million into short-term bank deposits, which are classified as cash equivalents in the Company’s balance sheet. The balance of the activity in short-term investments related to purchases and sales made during the first quarter of fiscal year 2008. The Company no longer invests in auction rate securities.

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

Cash Flow from Financing Activities

     The following tables present information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2009, 2008 and 2007 (in thousands except per share amounts):

	2009	2008	2007
Repayments of short-term debt, net	$-	$(11,739)	$(2,181)
Purchases of treasury shares	(78,870)	(219,742)	(138,095)
Proceeds from sale of shares upon exercise of options and
purchase rights	31,119	50,603	44,706
Excess tax benefits from share-based compensation	6,592	15,231	13,076
Net cash used in financing activities	$(41,159)	$(165,647)	$(82,494)

	2009	2008	2007
Number of shares repurchased	2,803	7,784	5,610
Value of shares repurchased	$78,870	$219,742	$138,095
Average price per share	$28.14	$28.23	$24.62

     Cash used in financing activities during fiscal year 2009 included share repurchases of 2.8 million shares, totaling $78.9 million under the Company’s June 2007 buyback program. The buyback program announced in June 2007 authorized the purchase of up to $250.0 million in Logitech shares. We received proceeds of $31.1 million from the sale of 3.1 million shares upon exercise of employee stock options and share purchases under our stock plans. In addition, tax benefits recognized on the exercise of share-based payment awards provided $6.6 million.

     During fiscal year 2008, we repaid in full our short-term debt borrowings of $11.7 million. We also repurchased 7.8 million shares for $219.7 million under the buyback programs announced in May 2006 and June 2007. The buyback program announced in May 2006 authorized the purchase of up to $250.0 million in Logitech shares. The sale of 4.7 million shares upon exercise of employee stock options pursuant to the Company’s stock plans realized $50.6 million during fiscal year 2008. In addition, cash of $15.2 million was provided by tax benefits recognized on the exercise of share-based payment awards.

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

Cash Outlook

     We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may require the use of cash. In addition, continued deterioration of global economic conditions may adversely affect our operations and may also require the use of cash.

     In June 2007, we announced the approval by our Board of Directors of a new share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at March 31, 2009 was $125.7 million. We significantly lowered our share repurchase activity in the second half of fiscal year 2009 compared with the prior fiscal year in order to maximize our cash position in light of the current economic environment.

     In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

     In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which reduced Logitech’s salaried workforce globally by 515 employees, in addition to other actions aimed at reducing operating expenses. We incurred $20.5 million in pre-tax restructuring charges related to employee termination costs, contract termination costs and other associated costs in the fourth quarter of fiscal year 2009. We expect to incur an additional $4 million to $6 million in fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. In the event that the current economic conditions significantly worsen, further restructuring measures may be required in the future.

     In December 2006, we acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of March 31, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

     Over the past several years, we have been able to generate positive cash flow from our operating activities. We generated cash from operations of $200.6 million in fiscal year 2009. Despite the deteriorating economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

     As of March 31, 2009, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations, (iv) long-term liabilities for income taxes payable, and (v) defined benefit pension plan obligations. The following summarizes our contractual obligations and commitments at March 31, 2009 (in thousands):

		Payments Due by Period (1)
		Less than 1			More than
	Total	year	1-3 years	4-5 years	5 years
Operating leases	$46,850	$12,805	$16,945	$10,140	$6,960
Purchase commitments - inventory	106,686	106,686	-	-	-
Purchase obligations - capital expenditures	8,267	8,267	-	-	-
Purchase obligations - operating expenses	27,616	27,616	-	-	-
Other liabilities (2)	137,401	-	-	-	-
Total contractual obligations
and commitments	$326,820	$155,374	$16,945	$10,140	$6,960
____________________

(1)	The table above does not include the performance based payments that we may have to make as part of our acquisition agreements described above.

(2)

Other liabilities at March 31, 2009 included $10.5 million for deferred compensation, $101.5 million related to our FIN 48 income tax liability, $22.7 million in pension liability related to our defined benefit pension plans, of which $2.9 million is payable in the next 12 months, and $2.7 million related to various other obligations. As the specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Operating Leases

     The remaining terms on our non-cancelable operating leases expire in various years through 2027. Our asset retirement obligations on these leases as of March 31, 2009 were not material.

Purchase Commitments

     We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At March 31, 2009, fixed purchase commitments for capital expenditures amounted to $8.3 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2009, fixed purchase commitments for inventory amounted to $106.7 million, which are expected to be fulfilled by December 31, 2009. We also had other commitments of $27.6 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

Income Taxes Payable

     At March 31, 2009, we had $101.5 million in non-current income taxes payable, including interest and penalties, related to our FIN 48 income tax liability. At this time, we cannot make a reasonably reliable estimate of the period in which a cash settlement will be made with the tax authorities.

Defined Benefit Pension Plan Obligations

    At March 31, 2009, we had $22.7 million in pension liability related to our defined benefit pension plans, of which $2.9 million is payable in the next 12 months. See Note 13 – Employee Benefit Plans for more information.

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

Guarantees

     The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At March 31, 2009, the amount of outstanding guaranteed purchase obligations was approximately $0.1 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million in total. The third guarantee is limited to purchases of specified components from the named supplier.

     Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $4.9 million as of March 31, 2009. As of March 31, 2009, $4.9 million was outstanding under these guarantees. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under any of the Company’s guarantee arrangements.

Indemnifications

     The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of March 31, 2009. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

Foreign Currency Exchange Rates

     The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese renminbi (“CNY”), euro, British pound, Japanese yen, Taiwanese dollar, Mexican peso and Swiss franc. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

     The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2009. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

			FX Gain (Loss)	FX Gain (Loss)
		Net Exposed	From 10%	From 10%
		Long (Short)	Appreciation of	Depreciation of
Functional		Currency	Functional	Functional
Currency	Transaction Currency	Position	Currency	Currency
U.S. dollar	Chinese renminbi	$104,088	$(9,463)	$11,565
Euro	British pound	24,949	(2,268)	2,772
Japanese yen	U.S. dollar	(23,341)	2,122	(2,593)
Taiwanese dollar	U.S. dollar	12,540	(1,140)	1,393
Mexican peso	U.S. dollar	(7,184)	653	(798)
U.S. dollar	Swiss franc	(6,916)	629	(768)
Euro	Swiss franc	(4,222)	384	(469)
U.S. dollar	Euro	3,152	(287)	350
U.S. dollar	Canadian dollar	(1,697)	154	(189)
Euro	Swedish krona	(1,500)	136	(167)
Euro	Croatian kuna	980	(89)	109
Euro	United Arab Emirates dirham	942	(86)	105
Euro	Danish krone	684	(62)	76
Euro	Czech koruna	(566)	51	(63)
Euro	Polish zloty	522	(47)	58
		$102,431	$(9,313)	$11,381

     Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

     The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At March 31, 2009, net assets held in CNY totaled $104.1 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

     From time to time, certain subsidiaries enter into forward exchange contracts to hedge inventory purchase exposures denominated in U.S. dollars. The amount of the forward exchange contracts is based on forecasts of inventory purchases. These forward exchange contracts are denominated in the same currency as the underlying transactions. Logitech does not use derivative financial instruments for trading or speculative purposes. Gains and losses in the fair value of the effective portion of contracts are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. As of March 31, 2009, the notional amount of forward foreign exchange contracts outstanding for forecasted inventory exposures was $21.9 million. These forward contracts generally mature within three months. Deferred realized gains of $1.5 million and deferred unrealized losses of $1.3 million are recorded in accumulated other comprehensive loss at March 31, 2009, and are expected to be reclassified to cost of goods sold when the related inventory is sold.

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

     The notional amounts of foreign exchange forward contracts outstanding at March 31, 2009 were $8.0 million. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2009 were $20.2 million. Unrealized net losses on the contracts outstanding at March 31, 2009 were $0.4 million.

     If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $4.2 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $4.2 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

     Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and short-term investments. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2009 and March 31, 2008 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Logitech’s Chief Executive Officer and acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of such date, our disclosure controls and procedures are effective.

     Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

      Logitech’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

     The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Changes in Internal Control over Financial Reporting

     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

     Other information required by this Item may be found in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2009 (“the Proxy Statement”).

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

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting to an appropriate person or persons identified in the code of violations of any of the provisions described above; and

  Accountability for adherence to the code.

     Any amendments or waivers of the code of ethics for members of the Company’s board of directors or executive officers will be disclosed in the investor relations section of the Company’s Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company’s next Form 10-K filing. During fiscal year 2009, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

     Logitech’s code of ethics is available on the Company’s Web site at www.logitech.com, and for no charge, a copy of the Company’s code of ethics can be requested via the following address or phone number:

Logitech
Investor Relations
6505 Kaiser Drive
Fremont, CA 94555 USA
Main 510-795-8500

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item may be found in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item may be found in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The following information is incorporated herein by reference to the Proxy Statement:

  Information regarding transactions with related persons is set forth under “Certain Related Person Transactions”.

  Information regarding director independence is set forth under “Election of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item may be found in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements

Report of the Independent Registered Public Accounting Firm

Consolidated Statements of Income – Years Ended March 31, 2009, 2008 and 2007

Consolidated Balance Sheets – March 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years Ended March 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended March 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
3.1	Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/04/08	3.1
3.2	Organizational Regulations of Logitech International S.A. as amended					X
10.1	1996 Stock Plan, as amended **	S-8	333-100854	05/27/03	4.2
10.2	Logitech International S.A. 2006 Stock Incentive Plan (including related forms of option grant agreements) **	S-8	333-140429	02/02/07	4.2
10.3	Representative form of Performance Restricted Stock Unit agreement under the Logitech International S.A. 2006 Stock Incentive Plan **					X
10.4	Logitech Inc. Management Deferred Compensation Plan **	10-Q	0-29174	11/04/08	10.1
10.5	1996 Employee Share Purchase Plan (U.S.), as amended **	S-8	333-157038	01/30/09	10.1
10.6	2006 Employee Share Purchase Plan (Non-U.S.), as amended **	S-8	333-157038	01/30/09	10.2
10.7	Form of Director and Officer Indemnification Agreement with Logitech International S.A. **	20-F	0-29174	05/21/03	4.1
10.8	Form of Director and Officer Indemnification Agreement with Logitech Inc. **	20-F	0-29174	05/21/03	4.2
10.9	Logitech Management Performance Bonus Plan **	8-K	0-29174	05/13/08	10.1
10.10	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen **	8-K	0-29174	12/09/08	10.1
10.11	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen **	8-K	0-29174	12/09/08	10.4
10.12	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca **	10-K	0-29174	05/30/08	10.10
10.13	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca **	8-K	0-29174	12/09/08	10.5
10.14	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and each of Mark J. Hawkins, David Henry, Junien Labrousse, and L. Joseph Sullivan **	8-K	0-29174	12/09/08	10.2
10.15	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer **	10-K	0-29174	05/30/08	10.6
10.16	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid **					X
21.1	List of subsidiaries of Logitech International S.A.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X
31.1	Certification by acting Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *					X
____________________

*

This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

**	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Gerald P. Quindlen
Gerald P. Quindlen
President and Chief Executive
Officer

/s/ Thomas E. Fergoda
Thomas E. Fergoda
Vice President and Corporate
Controller

June 1, 2009

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald P. Quindlen and Thomas E. Fergoda, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald P. Quindlen	President and Chief Executive Officer (Principal	June 1, 2009
Gerald P. Quindlen	Executive Officer)

/s/ Thomas E. Fergoda	Vice President and Corporate Controller (Principal	June 1, 2009
Tom E. Fergoda	Financial Officer and Principal Accounting
Officer)

/s/ Guerrino De Luca	Chairman of the Board	June 1, 2009
Guerrino De Luca

/s/ Gerald P. Quindlen	Director	June 1, 2009
Gerald P. Quindlen

/s/ Daniel Borel	Director	June 1, 2009
Daniel Borel

/s/ Matthew Bousquette	Director	June 1, 2009
Matthew Bousquette

/s/ Erh-Hsun Chang	Director	June 1, 2009
Erh-Hsun Chang

/s/ Kee-Lock Chua	Director	June 1, 2009
Kee-Lock Chua

/s/ Sally Davis	Director	June 1, 2009
Sally Davis

/s/ Robert Malcolm	Director	June 1, 2009
Robert Malcolm

/s/ Monika Ribar	Director	June 1, 2009
Monika Ribar

/s/ Richard Laube	Director	June 1, 2009
Richard Laube

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 14 the Company changed the manner in which it accounts for uncertainty in income taxes starting April 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 29, 2009

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended March 31,
	2009	2008	2007
Net sales	$2,208,832	$2,370,496	$2,066,569
Cost of goods sold	1,517,606	1,521,378	1,357,044
Gross profit	691,226	849,118	709,525
Operating expenses:
Marketing and selling	319,167	324,451	272,264
Research and development	128,755	124,544	108,256
General and administrative	113,103	113,443	98,143
Restructuring charges	20,547	-	-
Total operating expenses	581,572	562,438	478,663
Operating income	109,654	286,680	230,862
Interest income, net	8,628	15,508	8,733
Other income (expense), net	8,511	(39,374)	15,962
Income before income taxes	126,793	262,814	255,557
Provision for income taxes	19,761	31,788	25,709
Net income	$107,032	$231,026	$229,848

Net income per share:
Basic	$0.60	$1.27	$1.26
Diluted	$0.59	$1.23	$1.20
Shares used to compute net income per share:
Basic	178,811	181,362	182,635
Diluted	182,911	187,942	190,991

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$492,759	$482,352
Short-term investments	1,637	3,940
Accounts receivable	213,929	373,619
Inventories	233,467	245,737
Other current assets	56,884	60,668
Total current assets	998,676	1,166,316
Property, plant and equipment	104,132	104,461
Goodwill	242,909	194,383
Other intangible assets	32,109	21,730
Other assets	43,704	40,042
Total assets	$1,421,530	$1,526,932

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157,798	$287,001
Accrued liabilities	131,496	156,094
Total current liabilities	289,294	443,095
Other liabilities	134,528	123,793
Total liabilities	423,822	566,888

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at March 31, 2009;
231,606,620 authorized, 60,661,860 conditionally authorized
and 191,606,620 issued at March 31, 2008	33,370	33,370
Additional paid-in capital	45,012	49,821
Shares in treasury, at cost, 12,124,078 at March 31, 2009
and 12,431,093 at March 31, 2008	(341,454)	(338,293)
Retained earnings	1,341,661	1,234,629
Accumulated other comprehensive loss	(80,881)	(19,483)
Total shareholders' equity	997,708	960,044
Total liabilities and shareholders' equity	$1,421,530	$1,526,932

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$107,032	$231,026	$229,848
Non-cash items included in net income:
Depreciation	44,021	43,831	35,239
Amortization of other intangible assets	8,166	5,391	4,876
Share-based compensation expense related to options,
restricted stock units ("RSUs") and stock purchase rights	24,503	21,040	19,464
Write-down of investments	2,727	79,823	-
Gain on sale of investments	-	(27,761)	(8,980)
Excess tax benefits from share-based compensation	(6,592)	(15,231)	(13,076)
Loss (gain) on cash surrender value of life insurance policies	2,868	(724)	(1,006)
In-process research and development	1,000	-	1,000
Deferred income taxes and other	(10,387)	(2,138)	(9,175)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	152,496	(31,212)	(9,917)
Inventories	(9,078)	(10,230)	(11,478)
Other assets	14,615	(10,725)	(8,637)
Accounts payable	(123,802)	61,096	33,890
Accrued liabilities	(6,982)	48,893	41,777
Net cash provided by operating activities	200,587	393,079	303,825

Cash flows from investing activities:
Purchases of property, plant and equipment	(48,263)	(57,900)	(47,246)
Purchases of short-term investments	-	(379,793)	(416,475)
Sales of short-term investments	-	538,479	201,850
Sale of investment	-	13,308	12,874
Acquisitions, net of cash acquired	(64,430)	(59,722)	(20,524)
Premiums paid on cash surrender value life insurance policies	(427)	(1,151)	(537)
Net cash provided by (used in) investing activities	(113,120)	53,221	(270,058)

Cash flows from financing activities:
Repayments of short-term debt, net	-	(11,739)	(2,181)
Purchases of treasury shares	(78,870)	(219,742)	(138,095)
Proceeds from sale of shares upon exercise of options and
purchase rights	31,119	50,603	44,706
Excess tax benefits from share-based compensation	6,592	15,231	13,076
Net cash used in financing activities	(41,159)	(165,647)	(82,494)

Effect of exchange rate changes on cash and cash equivalents	(35,901)	5,502	(90)
Net increase (decrease) in cash and cash equivalents	10,407	286,155	(48,817)
Cash and cash equivalents at beginning of period	482,352	196,197	245,014
Cash and cash equivalents at end of period	$492,759	$482,352	$196,197

Supplemental cash flow information:
Interest paid	$143	$22	$178
Income taxes paid	$15,268	$11,655	$10,165

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2006	191,606	$33,370	$100,339	8,955	$(186,080)	$765,758	$(28,211)	$685,176
Net income	-	-	-	-	-	229,848	-	229,848
Cumulative translation adjustment	-	-	-	-	-	-	9,695	9,695
Change in unrealized gain on
investment, net of tax of $601	-	-	-	-	-	-	(10,211)	(10,211)
Reclassification adjustment for net realized
gains on investment, net of tax of $1,058	-	-	-	-	-	-	(9,400)	(9,400)
Deferred realized hedging gain	-	-	-	-	-	-	697	697
Total comprehensive income								$220,629
Adoption of SFAS 158,
net of tax of $859	-	-	-	-	-	-	(2,728)	(2,728)
Tax benefit from exercise of
stock options	-	-	14,668	-	-	-	-	14,668
Purchase of treasury shares	-	-	-	5,610	(138,095)	-	-	(138,095)
Sale of shares upon exercise of
options and purchase rights	-	-	(62,396)	(5,201)	107,102	-	-	44,706
Share-based compensation expense
related to employee stock options
and stock purchase plan	-	-	20,168	-	-	-	-	20,168
March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524
Net income	-	-	-	-	-	231,026	-	231,026
Cumulative translation
adjustment	-	-	-	-	-	-	28,006	28,006
Deferred realized hedging loss	-	-	-	-	-	-	(992)	(992)
Actuarial loss on pension plan,
net of tax of $31	-	-	-	-	-	-	(6,339)	(6,339)
Total comprehensive income								$251,701
Change in pension plan measurement date						(317)		(317)
Adjustment for the adoption of FASB
Interpretation No. 48 (FIN 48)	-	-	-	-	-	8,314	-	8,314
Tax benefit from exercise of
stock options	-	-	3,894	-	-	-	-	3,894
Purchase of treasury shares	-	-	-	7,784	(219,742)	-	-	(219,742)
Sale of shares upon exercise of
options and purchase rights	-	-	(47,919)	(4,717)	98,522	-	-	50,603
Share-based compensation expense
related to employee stock options
and stock purchase plan	-	-	21,067	-	-	-	-	21,067
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income						107,032		107,032
Cumulative translation
adjustment, net of tax of $1,018	-	-	-	-	-	-	(55,983)	(55,983)
Net deferred hedging gains	-	-	-	-	-	-	216	216
Actuarial loss on pension plan,
net of tax of $182	-	-	-	-	-	-	(6,055)	(6,055)
Unrealized gain on investment	-	-	-	-	-	-	424	424
Total comprehensive income								$45,634
Tax benefit from exercise of
stock options	-	-	15,253	-	-	-	-	15,253
Purchase of treasury shares	-	-	-	2,803	(78,870)	-	-	(78,870)
Sale of shares upon exercise of
options and purchase rights	-	-	(44,590)	(3,110)	75,709	-	-	31,119
Share-based compensation expense
related to employee stock options,
RSUs and stock purchase rights	-	-	24,528	-	-	-	-	24,528
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708

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

     Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East, Africa (“EMEA”) and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN.

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

     Net income for fiscal year 2009 includes $6.7 million in pretax charges related to revenue adjustments, accounting for warranties, accounting for employee benefit accruals and other adjustments from fiscal year 2008. The total pretax charge of $6.7 million was corrected in the first, third and fourth quarters of fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements (“SAB 108”), and determined the impact of the errors to be immaterial to any period presented.

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

Foreign Currencies

     The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. The financial statements of the Company’s subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reported in other income (expense), net in the consolidated statement of income.

Revenue Recognition

     Revenues are recognized when all of the following criteria are met:

  evidence of an arrangement exists between the Company and the customer;

  delivery has occurred and title and risk of loss transfer to the customer;

  the price of the product is fixed or determinable; and

  collectibility of the receivable is reasonably assured.

     Revenues from sales to distributors and authorized resellers are recognized net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and price protection. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

     The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights to return a limited percentage of the previous quarter’s purchases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle. Return trends are influenced by the timing of the sale, the type of customer, operational policies and procedures, product sell-through, product quality issues, sales levels, market acceptance of products, competitive pressures, new product introductions, product life cycle status, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

     The Company’s cooperative marketing arrangements include contractual customer marketing and sales incentive programs. We enter into customer marketing programs with many of our distribution and retail customers allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products, or a fixed dollar credit for various marketing programs. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for the estimated costs of these marketing programs are recorded based on the contractual percentage of product purchased in the period we recognize revenue. The Company also offers rebates and discounts for certain types of sell-through programs. Accruals for these sales incentive programs are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

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

     The Company has contractual agreements with certain of its customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction (contractual price protection). At management’s discretion, the Company also offers special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales to specific indirect partners. Management’s decision to make price reductions is influenced by channel inventory levels, product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Credits are issued for units that customers have on hand or in transit at the date of the price reduction. Reserves for the estimated amounts to be reimbursed to qualifying customers are established quarterly based on planned price reductions, analyses of qualified inventories on hand with distributors and retailers and historical trends by customer and by product.

     The Company regularly evaluates the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental reductions to revenue or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

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

Advertising Costs

     Advertising costs are expensed as incurred and amounted to $151.2 million, $188.5 million and $169.8 million in fiscal years 2009, 2008 and 2007. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue.

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

     The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2009, two customers represented 18% and 10% of total accounts receivable. As of March 31, 2008, two customers each represented 15% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

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

Investments

     The Company’s short-term investments are primarily auction rate securities and are classified as available-for-sale as of March 31, 2009. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value.

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

     With the exception of tooling, depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, software development over useful lives of three to five years and leasehold improvements over the life of the lease, generally not exceeding five years. Tooling is depreciated over the forecasted life of the tool, not to exceed one year from the time it is placed into production. Depreciation for tooling is calculated based on the forecasted production volume and adjusted quarterly based on actual production. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of net income.

Goodwill and Other Intangible Assets

     The Company’s intangible assets principally include goodwill, acquired technology, trademarks, customer contracts and customer relationships, and other. Intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and customer relationships, and other, are recorded at cost and amortized using the straight-line method over their useful lives ranging from two years to ten years. Intangible assets with indefinite lives, which include goodwill, are recorded at cost and evaluated at least annually for impairment.

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

     During the first quarter of fiscal year 2008, Logitech adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As Amended), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Note 14 of the consolidated financial statements describes FIN 48 and the effects on our results of operations and financial position arising from its adoption.

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

     The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The Company’s short-term investments are reported at estimated fair value. The fair value of short-term investments is estimated based on quoted market prices, if available, or by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The fair value of all our derivative financial instruments is determined based on quoted foreign exchange forward rates.

Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted average outstanding shares. Diluted net income per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of employee stock options.

     The dilutive effect of in-the-money stock options is calculated based on the average share price for each fiscal period using the treasury stock method, which assumes that the amount used to repurchase shares includes the amount the employee must pay for exercising stock options, the amount of compensation cost not yet recognized for future service, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible.

Share-Based Compensation Expense

     Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted after April 1, 2006 based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model for stock options and stock purchases, and the Monte-Carlo simulation model for restricted stock units (“RSUs”). These compensation costs are recognized on a straight-line basis over the service period of the award, which is generally the vesting term of four years (single-option approach) for stock options and two years for RSUs.

     For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures. These compensation costs are recognized on a straight-line basis over the service period for each separately vesting portion of the award (multiple-option approach).

     Tax benefits resulting from the exercise of stock options are classified as cash flows from financing activities in the consolidated statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share-based compensation costs for such options.

     The Company will recognize a benefit from share-based compensation in paid-in capital only if an incremental tax benefit is realized after all other available tax attributes have been utilized. For income tax footnote disclosure, the Company has elected to offset deferred tax assets against the valuation allowance related to the net operating loss and tax credit carryforwards from accumulated tax benefits. The Company will recognize these tax benefits in paid-in capital when the deduction reduces cash taxes payable. In addition, the Company has elected to account for the indirect benefits of share-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in capital.

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

     Gains and losses in the fair value of the effective portion of our forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense), net. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities.

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

     In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). This FSP amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP 141R-1 requires measurement based on the best estimate in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. FSP 141R-1 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard for any future acquisitions beginning in fiscal year 2010.

     In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Logitech will adopt FSP 157-4 in the first quarter of fiscal year 2010. We do not expect that FSP 157-4 will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 107-1 in the first quarter of fiscal year 2010 and does not expect that the adoption of the FSP will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) , which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 115-2 and 124-2 in the first quarter of fiscal year 2010 and does not expect that the adoption of the FSP will have a material impact on the Company’s consolidated financial statements and disclosures.

     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 in the first quarter of fiscal year 2010 and is currently evaluating the potential impact that the adoption of FSP 142-3 may have on its consolidated financial statements.

     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 in fiscal year 2010, and are evaluating the disclosure impact.

Note 3 — Net Income per Share

     The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2009	2008	2007
Net income — basic and diluted	$107,032	$231,026	$229,848

Weighted average shares - basic	178,811	181,362	182,635
Effect of dilutive stock options	4,100	6,580	8,356
Weighted average shares - diluted	182,911	187,942	190,991

Net income per share — basic	$0.60	$1.27	$1.26
Net income per share — diluted	$0.59	$1.23	$1.20

     During fiscal years 2009, 2008 and 2007, 10,567,217, 3,957,572 and 3,327,825 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income per share because the exercise prices of these options were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

     Employee equity share options, non-vested shares and similar equity instruments granted by the Company are treated as potential shares in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table presents the effect of in-the-money employee stock options treated as potential shares in computing diluted earnings per share (in thousands except per share amounts):

	Year Ended March 31,
	2009	2008	2007
In-the-money employee stock options treated as potential shares	9,313	15,881	18,035
Percentage of basic weighted average shares outstanding	5.2%	8.8%	9.9%
Average share price	$20.55	$28.74	$23.44

     The following table illustrates the dilution effect of stock options granted and exercised (in thousands):

	Year ended March 31,
	2009	2008	2007
Basic weighted average shares outstanding as of March 31	178,811	181,362	182,635

Stock options and RSUs granted	4,239	3,891	2,555
Stock options canceled, forfeited, or expired	(1,163)	(652)	(688)
Net options granted	3,076	3,239	1,867

Grant dilution (1)	1.7%	1.8%	1.0%

Stock options exercised	2,037	4,162	4,599

Exercise dilution (2)	1.1%	2.3%	2.5%
____________________

(1)	The percentage of grant dilution is computed based on net options granted as a percentage of basic weighted average shares outstanding.

(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of weighted average shares outstanding.

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

     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$492,759	$-	$-
Short-term investments	-	-	1,637
Foreign exchange derivative assets	208	-	-
Total assets at fair value	$492,967	$-	$1,637
Foreign exchange derivative liabilities	$1,849	$-	$-
Total liabilities at fair value	$1,849	$-	$-

     Notes 5 and 15 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 30 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

     The Company’s short-term investments portfolio as of March 31, 2009 and 2008 consisted of auction rate securities collateralized by residential and commercial mortgages. The short-term investments are classified as available-for-sale and reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our short-term investments as of March 31, 2009 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process.

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

     The following table presents the changes in fair value of the Company’s short-term investments during fiscal years 2009 and 2008:

	March 31,
	2009	2008
Beginning balance	$3,940	$214,625
Purchases	-	379,793
Sales	-	(538,479)
Write-down of investments	(2,727)	(79,823)
Unrealized gain	424	-
Gain on sale, net of loss	-	27,824
Ending balance	$1,637	$3,940

     The par value of our short-term investments portfolio at March 31, 2009 and 2008 was $47.5 million. The write-down of investments recorded in other income (expense), net related to the other-than-temporary decline in the estimated fair value of these investments due to continuing declines in the residential mortgage markets. The unrealized gain as of March 31, 2009 related to temporary increases in the fair value and was recorded in other comprehensive income. As of March 31, 2008, the Company had not recognized any unrealized gains or losses related to its short-term investments in other comprehensive income.

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

     The preliminary allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of SightSpeed was as follows (in thousands):

	November 3,	Estimated
	2008	Life
Tangible assets acquired	$370
Intangible assets acquired
Existing technology	800	5 years
In-process research and development	1,000	-
Patents and core technology	2,700	5 years
Trademark/trade name	200	2 years
Customer relationships and other	1,200	4.9 years
Goodwill	21,985	-
	28,255
Liabilities assumed	(567)
Deferred tax asset, net	3,424

Total consideration	$31,112

     The existing technology of SightSpeed relates to internet video communications services that allow users to make video calls, computer-to-computer voice calls, and calls to regular telephones with free and prepaid versions. In-process research and development had not reached technological feasibility at the time of the acquisition and had no further alternative uses, and was expensed immediately to research and development expense upon consummation of the acquisition. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology. The patents and core technology represent awarded patents, filed patent applications and core architectures used in SightSpeed’s current and planned future products. Trademark/trade name relates to the SightSpeed brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology to SightSpeed’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax asset relates to the tax benefit of a net operating loss carryforward, net of the deferred tax liability related to intangible assets.

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

     The preliminary allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of Ultimate Ears was as follows (in thousands):

	August 19,	Estimated
	2008	Life
Tangible assets acquired	$4,182
Intangible assets acquired
Existing technology	5,900	4 years
Patents and core technology	1,900	4 years
Trademark/trade name	2,900	5 years
Customer relationships and other	2,500	5 years
Goodwill	24,508	-
	41,890
Liabilities assumed	(2,334)
Deferred tax liability, net	(5,235)

Total consideration	$34,321

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

WiLife

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

     The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of WiLife is presented in the following table.

	November 13,	Estimated
	2007	Life
Tangible assets acquired	$3,432
Intangible assets acquired
Existing technology	3,000	6 years
Patents and core technology	3,700	5 years
Trademark/trade name	1,300	5 years
Customer relationships and other	200	3 years
Goodwill	15,855	-
	27,487
Liabilities assumed	(6,016)
Deferred tax asset, net	639

Total consideration	$22,110

     The existing technology relates to the video surveillance cameras and software used in WiLife’s PC-based video security systems. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology. The patents and core technology represent awarded patents, filed patent applications and core architectures used in WiLife’s current and planned future products. Trademark/trade name relates to the WiLife brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to WiLife’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax asset relates to the tax benefit of a net operating loss carryforward, net of the deferred tax liability related to intangible assets.

Slim Devices

     In October 2006, the Company acquired Slim Devices, Inc. (“Slim Devices”), a privately held company specializing in network-based audio systems for digital music, based in Mountain View, California. The acquisition is part of the Company’s strategy to expand its presence in the digital music and home-entertainment control environment.

     Total consideration paid was $20.6 million, which includes $0.6 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of Slim Devices for $20.0 million in cash, plus a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. No payment is due if the applicable net revenues total $40 million or less. The maximum performance-based payment is $89.5 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of March 31, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

     The total consideration, including transaction costs, was allocated to the fair values of assets acquired and liabilities assumed as follows (in thousands):

	October 17,	Estimated
	2006	Life
Tangible assets acquired	$1,749
Intangible assets acquired
Technology	9,000	5 years
In-process research and development	1,000	-
Trademark/trade name	3,100	6.5 years
Customer relationships and other	520	3.7 years
Goodwill	10,683	-
	26,052
Liabilities assumed	(473)
Deferred tax liability related to intangible assets acquired	(4,998)

Total consideration	$20,581

     The technology relates to proprietary hardware and software developed by Slim Devices including the Squeezebox, the Transporter, the SlimServer software and the SqueezeNetwork. The SqueezeNetwork delivers content to devices such as the Squeezebox and Transporter directly from the Internet, without requiring a PC.

     Trademark/trade name relates to the Slim Devices product brand names. The value of the trademark/trade name was determined using the royalty savings approach, which estimates the value of the assets by capitalizing the royalties saved as a result of acquiring the assets. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. In-process research and development had not reached technological feasibility at the time of the acquisition and had no further alternative uses, and was expensed immediately to research and development expense upon consummation of the acquisition. The values of the existing technology, in-process technology and customer relationships were determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

Note 7 — Balance Sheet Components

     The following provides the components of certain balance sheet amounts (in thousands):

	March 31,
	2009	2008
Accounts receivable:
Accounts receivable	$339,903	$504,406
Allowance for doubtful accounts	(6,705)	(2,497)
Allowance for returns	(25,470)	(21,099)
Cooperative marketing arrangements	(41,082)	(41,516)
Customer incentive programs	(40,369)	(49,341)
Price protection	(12,348)	(16,334)
	$213,929	$373,619
Inventories:
Raw materials	$30,959	$46,315
Work-in-process	19	13
Finished goods	202,489	199,409
	$233,467	$245,737
Other current assets:
Tax and VAT refund receivables	$17,275	$23,882
Deferred taxes	25,546	18,961
Prepaid expenses and other	14,063	17,825
	$56,884	$60,668
Property, plant and equipment:
Plant, buildings and improvements	$56,211	$58,101
Equipment	108,779	98,818
Computer equipment	49,532	47,027
Computer software	60,259	51,552
	274,781	255,498
Less: accumulated depreciation	(188,371)	(167,153)
	86,410	88,345
Construction-in-progress	14,708	12,866
Land	3,014	3,250
	$104,132	$104,461
Other assets:
Deferred taxes	$27,718	$22,618
Cash surrender value of life insurance contracts	10,685	12,793
Deposits and other	5,301	4,631
	$43,704	$40,042
Accrued liabilities:
Accrued marketing expenses	$21,984	$30,764
Accrued personnel expenses	34,373	40,586
Income taxes payable - current	6,828	15,051
Accrued freight and duty	9,048	13,969
Accrued restructuring	3,794	-
Other accrued liabilities	55,469	55,724
	$131,496	$156,094
Long-term liabilities:
Income taxes payable - non-current	$101,463	$95,013
Obligation for management deferred compensation	10,499	14,806
Defined benefit pension plan liability	19,822	12,309
Other long-term liabilities	2,744	1,665
	$134,528	$123,793

     The following table presents the changes in the allowance for doubtful accounts during fiscal years ended March 31, 2009 and 2008 (in thousands):

	March 31,
	2009	2008	2007
Beginning balance	$2,497	$3,322	$2,988
Bad debt expense	5,102	603	527
Write-offs net of recoveries	(894)	(1,428)	(193)
Ending balance	$6,705	$2,497	$3,322

Note 8 — Goodwill and Other Intangible Assets

     The following table summarizes the activity in the Company’s goodwill account during fiscal years ended March 31, 2009 and 2008 (in thousands):

	March 31,
	2009	2008
Beginning balance	$194,383	$179,991
Additions	48,526	17,569
Cumulative translation adjustments	-	(3,177)
Ending balance	$242,909	$194,383

     Additions to goodwill during fiscal year 2009 were primarily related to our acquisitions of SightSpeed and Ultimate Ears, as well as a $2.0 million pre-acquisition contingency related to our WiLife acquisition.

     Additions to goodwill during fiscal year 2008 were primarily due to the acquisition of WiLife. Goodwill also increased by $4.0 million due to an increase in the deferred payment amount payable to the former shareholders of Intrigue Technologies, Inc. During the third quarter of fiscal year 2008, the Company determined that the functional currency of an entity acquired in fiscal year 2005 was incorrectly designated. The Company recorded an adjustment of $7.5 million to reduce goodwill with a corresponding amount recorded in cumulative translation adjustment which is a component of accumulated other comprehensive loss. This correcting adjustment was recorded in the third quarter of fiscal year 2008 since the impact was not material to goodwill, accumulated other comprehensive loss and comprehensive income in this period or any prior periods. The remainder of the change in goodwill related to foreign currency translation adjustments. None of the goodwill is expected to be deductible for tax purposes.

     The Company intends to fully integrate SightSpeed’s, Ultimate Ears’ and WiLife’s businesses into its existing operations, and discrete financial information for the companies will not be maintained. Accordingly, the acquired goodwill will be evaluated for impairment at the total enterprise level.

     The Company performs its annual goodwill impairment test during its fourth fiscal quarter or more frequently if events or circumstances indicate that an impairment may have occurred. The Company has fully integrated all of its acquired companies, and evaluates acquired goodwill for impairment at the total enterprise level, with the exception of 3Dconnexion which is a separate reporting unit. The Company maintains discrete financial information for 3DConnexion and determines impairment of the goodwill acquired at the entity level. Based on impairment tests performed, there has been no impairment of the Company’s goodwill to date.

     The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2009			March 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark/tradename	$24,398	$(18,559)	$5,839	$21,385	$(16,896)	$4,489
Technology	49,268	(26,598)	22,670	37,523	(20,911)	16,612
Customer contracts	7,018	(3,418)	3,600	2,318	(1,689)	629
	$80,684	$(48,575)	$32,109	$61,226	$(39,496)	$21,730

     During fiscal years 2009, changes in the gross carrying amount of other intangible assets related to our acquisitions of SightSpeed and Ultimate Ears, patent rights acquired pursuant to a patent settlement agreement, and foreign currency translation adjustments.

     For fiscal years 2009, 2008 and 2007, amortization expense for other intangible assets was $8.2 million, $5.4 million and $4.9 million. The Company expects that annual amortization expense for the fiscal years ending 2010, 2011, 2012, 2013 and 2014 will be $8.8 million, $8.5 million, $7.6 million, $5.0 million and $2.2 million.

Note 9 — Financing Arrangements

     The Company had several uncommitted, unsecured bank lines of credit aggregating $139.0 million at March 31, 2009. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2009, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Stock Split

     In June 2006, the Company’s shareholders approved a two-for-one split of Logitech’s shares, which took effect on July 14, 2006. All references to share and per-share data for all periods presented herein have been adjusted to give effect to this stock split.

Share Capital

     The Company’s nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 12,124,078 of which were held in treasury as of March 31, 2009.

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

Dividends

     Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 354.9 million or $311.7 million based on exchange rates at March 31, 2009) and is subject to shareholder approval.

Legal Reserves

     Under Swiss corporate law, a minimum of 5% of the Company’s annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company’s issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $8.4 million at March 31, 2009 (based on exchange rates at March 31, 2009).

     Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the amount of treasury shares repurchased at year-end. The reserve for treasury shares, which is not available for distribution, totaled $342.2 million at March 31, 2009.

Share Repurchases

     During fiscal years 2009, 2008 and 2007, the Company had the following approved share buyback programs in place (in thousands):

	Approved		Equivalent
Date of	Buyback		USD	Expiration		Amount
Announcement	Amount		Amount (1)	Date	Completion Date	Remaining
June 2007	USD	250,000	$250,000	June 2010	-	$125,746
May 2006	USD	250,000	$250,000	June 2009	February 2008	$-
June 2005	CHF	300,000	$235,000	June 2008	November 2006	$-
____________________

(1)	Represents the approved buyback amount in U.S. dollars, calculated based on exchange rates on the announcement date.

     In addition, in September 2008, the Company’s Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of the current share buyback program of $250 million.

     The Company repurchased shares under these buyback programs as follows (in thousands):

	Amount Repurchased During Year ended March 31, (1)
Date of	Program to date		2009		2008		2007
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	4,553	$124,254	2,803	$78,870	1,750	$45,384	-	$-
May 2006	8,760	250,968	-	-	6,034	174,358	2,726	76,610
June 2005	11,286	236,098	-	-	-	-	2,884	61,485
	24,599	$611,320	2,803	$78,870	7,784	$219,742	5,610	$138,095
____________________

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 11 —Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2009	2008
Cumulative translation adjustment	$(66,399)	$(10,416)
Pension liability adjustments, net of tax of $990 and $821	(15,122)	(9,067)
Unrealized gain on investments	424
Net deferred hedging gains	216	-
	$(80,881)	$(19,483)

Note 12 — Restructuring

     In January 2009, Logitech initiated a restructuring plan (“2009 Restructuring Plan”) in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed a majority of the restructuring activity during the three months ended March 31, 2009. As part of this restructuring plan, the Company reduced its salaried workforce by 515 employees. All charges related to the 2009 Restructuring Plan are presented as restructuring charges in our consolidated statements of income.

     The following table summarizes restructuring related activities during fiscal year 2009 (in thousands):

				Contract
		Termination	Asset	Termination
	Total	Benefits	Impairments	Costs	Other
Balance at March 31, 2008	$-	$-	$-	$-	$-
Charges	20,547	16,428	556	200	3,364
Cash payments	(12,764)	(12,579)	-	(185)	-
Charges against assets	(556)	-	(556)	-	-
Other	(3,485)	(121)	-	-	(3,364)
Foreign Exchange	51	51	-	-	-
Balance at March 31, 2009	$3,794	$3,779	$-	$15	$-

     Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Asset impairments have been recorded to write down fixed assets that will not be placed in service due to the abandonment of the related projects. Contract termination costs relate to exit costs associated with the closure of existing facilities. Other charges primarily consist of pension curtailment and settlement costs of $3.4 million which are reflected in other charges in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. We expect to substantially complete the restructuring by the end of the second quarter of fiscal year 2010.

Note 13 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

     As of March 31, 2009, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

     Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. A total of 16,000,000 shares have been reserved for issuance under both the 1996 and 2006 ESPP plans. As of March 31, 2009, a total of 3,845,908 shares were available for issuance under these plans.

     On June 16, 2006, Logitech’s shareholders approved adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) with an expiration date of June 16, 2016. The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and restricted stock units, which are bookkeeping entries reflecting the equivalent of shares. Stock options granted under the 2006 Plan will generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan will have terms not exceeding ten years and will be issued at exercise prices not less than the fair market value on the date of grant. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. An aggregate of 14,000,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2009, a total of 5,064,930 shares were available for issuance under this plan.

     The following table summarizes the share-based compensation expense and related tax benefit recognized for fiscal years 2009 and 2008 (in thousands).

	Year Ended March 31,
	2009	2008
Cost of goods sold	$3,163	$2,706
Share-based compensation expense included in gross profit	3,163	2,706

Operating expenses:
Marketing and selling	7,989	7,696
Research and development	4,488	3,505
General and administrative	8,863	7,132
Share-based compensation expense included in
operating expenses	21,340	18,333
Total share-based compensation expense related to employee
stock options, RSUs and employee stock purchases	24,503	21,039
Tax benefit	3,102	4,773
Share-based compensation expense related to employee stock
options, RSUs and employee stock purchases, net of tax	$21,401	$16,266

     As of March 31, 2009 and 2008 $0.8 million and $0.7 million of share-based compensation cost was capitalized to inventory. As of March 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $44.7 million, which is expected to be recognized over the next 35 months on a weighted-average basis. As of March 31, 2009, total compensation cost related to RSUs not yet recognized was $2.0 million, which is expected to be recognized over the next 18 months.

     The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Year ended March 31,
	2009	2008	2007	2009	2008	2007
	Purchase Plans			Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	6 months	3.7 years	3.8 years	3.9 years
Expected volatility	63%	38%	33%	36%	33%	40%
Risk-free interest rate	1.23%	4.23%	4.98%	2.40%	4.01%	4.75%

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

     The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

     The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2009	2008	2007	2009	2008	2007
	Purchase Plans			Stock Option Plans
Weighted average grant-date
fair value of options granted	$5.46	$7.63	$5.87	$6.25	$9.14	$8.11
Expected forfeitures	0%	0%	0%	7%	7%	8%

     A summary of activity under the stock option plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Year ended March 31,
	2009		2008		2007
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Outstanding, beginning of year	17,952	$17	18,876	$12	21,608	$10
Granted	4,145	$21	3,890	$30	2,555	$22
Exercised	(2,037)	$9	(4,162)	$9	(4,599)	$7
Cancelled or expired	(1,163)	$24	(652)	$21	(688)	$13
Outstanding, end of year	18,897	$18	17,952	$17	18,876	$12

Exercisable, end of year	10,981	$14	9,934	$12	10,437	$9

     The total pretax intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008 and 2007 was $33.2 million, $84.9 million and $72.0 million and the tax benefit realized for the tax deduction from options exercised during those periods was $8.5 million, $18.9 million and $16.5 million. The total fair value of options vested as of March 31, 2009, 2008 and 2007 was $57.7 million, $42.9 million and $37.9 million.

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009 (in thousands except per share data; exercise prices and contractual lives are weighted averages):

			Options Outstanding				Options Exercisable
Range of Exercise				Exercise	Contractual	Aggregate		Exercise	Contractual	Aggregate
Prices			Number	Price	Life (years)	Intrinsic Value	Number	Price	Life (years)	Intrinsic Value
$1.00	-	$9.19	3,473	$8	3.6	$9,300	3,317	$8	3.3	$8,945
$9.20	-	$13.29	3,723	$11	3.9	1,167	3,623	$11	3.8	1,157
$13.30	-	$21.49	3,641	$17	6.7	-	2,195	$18	5.8	-
$21.50	-	$23.50	3,962	$22	8.6	-	746	$22	6.6	-
$23.51	-	$35.40	4,098	$29	8.3	-	1,100	$29	7.8	-
$1.00	-	$35.40	18,897	$18	6.3	$10,467	10,981	$14	4.6	$10,102

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $10.28 at March 31, 2009, which would have been received by the option holders had these option holders exercised their options as of that date. The total number of fully vested in-the-money options exercisable as of March 31, 2009 was 4,574,389. As of March 31, 2009, 7,915,787 options were unvested, of which 7,333,185 are expected to vest, based on an estimated forfeiture rate of 7%.

     During fiscal year 2009, the Company granted RSUs to certain senior company executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to RSUs will be recognized over the two year vesting period and is included in the total share-based compensation expense disclosed above. As of March 31, 2009, total compensation cost related to RSUs not yet recognized was $2.0 million, which is expected to be recognized over the next 18 months.

     During fiscal year 2009 the Company granted 93,750 RSUs with a grant date fair value of $27.90 per unit. No RSUs were granted during fiscal year 2008.

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

Defined Contribution Plans

     Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2009, 2008 and 2007, were $8.3 million, $7.0 million and $5.7 million.

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

     The Company recognizes the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognizes changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. Each plan’s assets and benefit obligations are measured as of March 31.

     In fiscal year 2009, the Company added a defined benefit pension plan in Japan, and amended the existing plan in Switzerland. In addition, the restructuring which occurred in the fourth quarter of fiscal year 2009 resulted in a curtailment of benefits and a settlement transaction related to the terminated employees who participated in the existing defined benefit pension plans.

     The net periodic benefit cost for fiscal years 2009 and 2008 was as follows (in thousands):

	Year ended March 31,
	2009	2008
Service cost	$2,391	$2,568
Interest cost	1,452	1,157
Expected return on plan assets	(1,489)	(1,486)
Amortization of net transition obligation	5	5
Recognized net actuarial loss	444	141
Net periodic benefit cost	$2,803	$2,385

     Additional benefit costs of $3.4 million related to the restructuring were recognized in restructuring expenses in fiscal year 2009.

     The changes in projected benefit obligations for fiscal years 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008
Projected benefit obligation, beginning of year	$49,808	$34,787
Service cost	2,391	2,568
Interest cost	1,452	1,157
Plan participant contributions	1,656	1,430
Actuarial loss due to assumption changes	3,828	-
Actuarial loss due to plan experience	988	2,962
Benefits paid	(1,286)	(500)
Plan amendments	2,590	-
Settlement/curtailment	(9,503)	-
Initial adoption of Japanese plan	431	-
Administrative expense paid	(183)	(211)
Foreign currency exchange rate changes	(6,062)	7,615
Projected benefit obligation, end of year	$46,110	$49,808

     The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2009 and 2008 was $39.0 million and $42.0 million.

     The following table presents the changes in the fair value of plan assets for fiscal years 2009 and 2008 (in thousands):

	March 31,
	2009	2008
Fair value of plan assets, beginning of year	$35,059	$27,362
Actual return on plan assets	(4,928)	(2,050)
Employer contributions	3,404	3,041
Plan participant contributions	1,656	1,430
Benefits paid	(1,286)	(500)
Settlement	(6,580)	-
Initial adoption of Japanese plan	244	-
Administrative expenses paid	(183)	(211)
Foreign currency exchange rate changes	(3,971)	5,987
Fair value of plan assets, end of year	$23,415	$35,059

     The defined benefit pension plans have the following asset allocations. Investment strategies are determined by the insurer or the applicable governmental regulatory agency.

	March 31,
	2009	2008
Cash	0.0%	4.3%
Equity securities	24.4%	30.7%
Debt securities	53.2%	44.0%
Real estate	5.3%	5.5%
Other	17.1%	15.5%
	100.0%	100.0%

     The funded status of the defined benefit pension plans is the fair value of plan assets less benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $22.7 million and $14.7 million as of March 31, 2009 and 2008. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2009	2008
Current assets	$990	$902
Current liabilities	(2,873)	(2,440)
Non-current liabilities	(19,822)	(12,309)
Net liability	$(21,705)	$(13,847)

     Amounts recognized in other comprehensive income were as follows (in thousands):

	March 31,
	2009	2008
Net prior service cost	$2,077	$-
Net actuarial loss	14,000	9,842
Amortization of net transition obligation	35	46
Accumulated other comprehensive income	16,112	9,888
Deferred tax benefit	(990)	(821)
Accumulated other comprehensive loss, net of tax	$15,122	$9,067

     Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	March 31,
	2009	2008
Accumulated other comprehensive loss, beginning of year	$9,067	$2,728
Transition obligation recognized	(5)	(5)
Loss recognized	(415)	(138)
Settlement/curtailment loss recognized	(6,225)	-
Prior service cost occurred	2,443	-
Loss occurred	10,812	6,448
Deferred tax benefit	(182)	31
Foreign currency exchange rate changes	(373)	3
Accumulated other comprehensive loss, end of year	$15,122	$9,067

     The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2009, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2010 (in thousands):

Amortization of net transition obligation	$4
Amortization of net prior service costs	133
Amortization of net actuarial loss	882
$1,019

     The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal year 2009 are as follows:

	Benefit Obligation	Periodic Cost
Discount rate	2.00% to 3.00%	2.50% to 3.50%
Estimated rate of compensation increase	2.50% to 4.00%	2.50% to 4.25%
Expected average rate of return on plan assets	1.00% to 4.25%	2.75% to 4.75%

     The discount rate is estimated based on relevant bond market yields. The Company bases the compensation increase assumptions on historical experience and future expectations. The expected average rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid, based on government bond notes in the respective country, adjusted for corporate risk premiums as appropriate.

     The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2010	$2,874
2011	2,252
2012	2,276
2013	2,291
2014	2,285
Thereafter	11,672
$23,650

     The Company expects to contribute approximately $3.8 million to its defined benefit pension plans during fiscal year 2010.

Deferred Compensation Plan

     One of the Company’s subsidiaries offers a management deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits, which are invested in Company-owned life insurance contracts held in a Rabbi Trust. The Company does not make contributions to the plan. The cash surrender value of the insurance contracts was approximately $10.7 million and $12.8 million at March 31, 2009 and 2008 and was included in other assets. Expenses and gains or losses related to the insurance contracts are included in other income (expense), net and have not been significant to date. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, was approximately $10.5 million and $14.8 million at March 31, 2009 and 2008 and was included in other liabilities. The additional compensation expenses related to investment performance have not been significant to date.

Note 14 — Income Taxes

     The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

     Income before income taxes for the fiscal years ended March 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Income before income taxes:
Swiss	$40,717	$145,403	$141,749
Non-Swiss	86,076	117,411	113,808
Total	$126,793	$262,814	$255,557

     The provision for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
Current:
Swiss	$53	$2,509	$4,644
Non-Swiss	32,274	31,055	36,295
Deferred:
Swiss	(36)	(75)	(89)
Non-Swiss	(12,530)	(1,701)	(15,141)
Total	$19,761	$31,788	$25,709

     The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2009	2008	2007
Expected tax provision at statutory income tax rates	$10,777	$22,339	$21,722
Income taxes at different rates	7,221	12,245	10,194
Research and development tax credits	(2,524)	(1,572)	(1,868)
Unrealized investment income	1,004	(248)	-
Stock Compensation	2,767	423	391
Other	516	(1,399)	(4,730)
Total provision for income taxes	$19,761	$31,788	$25,709

     The Company has negotiated a tax holiday on certain earnings in China which is effective from January 2006 through December 2010. The tax holiday represents a tax exemption aimed to attract foreign technological investment in China. The tax holiday decreased income tax expense by approximately $4.0 million and $7.3 million for fiscal years 2009 and 2008. The benefit of the tax holiday on net income per share (diluted) was approximately $0.02 and $0.05 respectively.

     Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$8,781	$4,171
Accruals	35,610	29,977
Depreciation and amortization	8,100	6,630
Share-based compensation	11,983	7,504
Gross deferred tax assets	64,474	48,282

Deferred tax liabilities:
Acquired intangible assets	(11,462)	(6,992)
Gross deferred tax liabilities	(11,462)	(6,992)
Net deferred tax assets	$53,012	$41,290

     The current and deferred tax provision is calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between the tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

     Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. In the event that future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to establish the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

     Deferred tax assets relating to tax benefits of employee stock option grants and RSUs have been reduced to reflect exercises in fiscal years 2009 and 2008. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recorded until the deduction reduces cash taxes payable. During fiscal years 2009 and 2008, the Company recorded a credit to equity of $15.3 million and $3.9 million.

     As of March 31, 2009, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $182.9 million and $17.8 million. Approximately $145.6 million of the net operating loss carryforwards and substantially all of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2012 to 2029, and the tax credit carryforwards will start expiring beginning in fiscal year 2010.

     Effective April 1, 2007, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

     As a result of the implementation of FIN 48, the Company reduced the liability for net unrecognized tax benefits and related accrued interest and penalties by approximately $8.3 million, and accounted for the reduction as the cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of approximately $8.3 million during the first quarter of fiscal year 2008. As of March 31, 2009 and 2008, the total amount of unrecognized tax benefits was $108.2 million and $101.5 million, of which $88.1 million and $80.2 million would affect the effective tax rate if realized. The Company classified unrecognized tax benefits under FIN 48 as non-current income taxes payable, as no amounts appear payable within the next 12 months.

     The aggregate changes in gross unrecognized tax benefits were as follow (in thousands):

Beginning balance as of April 1, 2007 (Date of adoption)	$82,435
Lapse of statute of limitations	(1,202)
Decreases in balances related to tax positions taken during prior periods	(6,471)
Increases in balances related to tax positions taken during the current period	17,885
Balance as of March 31, 2008	$92,647
Lapse of statute of limitations	(1,978)
Decreases in balances related to tax positions taken during prior periods	-
Increases in balances related to tax positions taken during the current period	6,958
Balance as of March 31, 2009	$97,627

     The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. Upon the adoption of FIN 48, the total amount of accrued interest and penalties relating to unrecognized tax benefits was $7.2 million. The Company recognized $1.8 million and $1.6 million in interest and penalties in income tax expense during fiscal years 2009 and 2008. As of March 31, 2009 and 2008, the Company had approximately $10.7 million and $8.8 million of accrued interest and penalties related to uncertain tax positions.

     On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, income tax expense for fiscal year 2009 reflected a $2.0 million tax benefit for research tax credits.

     On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the Company's fiscal year ending March 31, 2012. The Company believes that these changes will not have a material impact on its results of operations or financial condition.

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

     Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 15 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

      The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). These hedging contracts generally mature within three months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the year ended March 31, 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $21.9 million (17.4 million euros) at March 31, 2009. There were no such contracts outstanding at March 31, 2008. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Other Derivatives

     The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value.

     The notional amounts of foreign exchange forward contracts outstanding at March 31, 2009 and 2008 relating to foreign currency receivables or payables were $8.0 million and $8.4 million. Open forward contracts as of March 31, 2009 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2009 and 2008 were $20.2 million and $21.5 million. Swap contracts outstanding at March 31, 2009 consisted of contracts in Mexican pesos, Japanese yen and British pounds.

     The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Under SFAS 157, quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

     The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:
Cash Flow Hedges	Other assets	$-	Other liabilities	$1,257
		-		1,257

Derivatives not designated as hedging
instruments under SFAS 133:
Foreign Exchange Forward Contracts	Other assets	208	Other liabilities	-
Foreign Exchange Swap Contracts	Other assets	-	Other liabilities	592
		208		592

		$208		$1,849

     The following table presents the amounts of gains and losses on the Company’s derivative instruments for the year ended March 31, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of	Location of	Amount of
	gain/(loss) deferred	gain/(Loss)	gain/(loss)
	as a component of	reclassified from	reclassified from	Location of	Amount of
	accumulated	accumulated	accumulated	gain/(loss)	gain/(loss)
	other	other	other	recognized in	recognized in
	comprehensive	comprehensive	comprehensive	income	income
	loss	loss into income	loss into income	immediately	immediately
Derivatives designated as hedging
instruments under SFAS 133:
Cash Flow Hedges	$216	Cost of goods sold	$1,678	Other income/expense	$(12)
	216		1,678		(12)

Derivatives not designated as hedging
instruments under SFAS 133:
Foreign Exchange Forward Contracts	-		-	Other income/expense	208
Foreign Exchange Swap Contracts	-		-	Other income/expense	(592)
	-		-		(384)
	$216		$1,678		$(396)

Note 16 — Commitments and Contingencies

     The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2009 are as follows (in thousands):

Year ending March 31,
2010	$12,805
2011	9,482
2012	7,463
2013	6,723
2014	3,417
Thereafter	6,960
$46,850

     Rent expense was $15.5 million, $13.8 million and $9.9 million for the years ended March 31, 2009, 2008 and 2007. The Company’s asset retirement obligations for its leased facilities as of March 31, 2009 were not material.

     At March 31, 2009, fixed purchase commitments for capital expenditures amounted to $8.3 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2009, fixed purchase commitments for inventory amounted to $106.7 million, which are expected to be fulfilled by December 31, 2009. The Company also had other commitments totaling $27.6 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

     The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At March 31, 2009, the amount of outstanding guaranteed purchase obligations was approximately $0.1 million. The maximum potential future payments under two of the three guarantee arrangements is limited to $2.8 million. The third guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $4.9 million as of March 31, 2009. As of March 31, 2009, $4.9 million was outstanding under these guarantees.

     Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at March 31, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

     In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of March 31, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

     The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of March 31, 2009 were not material.

Note 17 — Interest and Other Income

     Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2009	2008	2007
Interest income	$8,648	$15,752	$9,083
Interest expense	(20)	(244)	(350)
Interest income, net	$8,628	$15,508	$8,733

Foreign currency exchange gains, net	$13,680	$10,616	$6,190
Gain on sale of investments, net	-	27,761	9,048
Write-down of investments	(2,727)	(79,823)	-
Other, net	(2,442)	2,072	724
Other income (expense), net	$8,511	$(39,374)	$15,962

Note 18 — Segment Information

     The Company operates in one operating segment, which is the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

     Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
EMEA	$1,001,337	$1,117,060	$1,027,852
Americas	785,862	888,529	729,207
Asia Pacific	421,633	364,907	309,510
Total net sales	$2,208,832	$2,370,496	$2,066,569

     In fiscal years 2009, 2008 and 2007, no single country other than the United States represented more than 10% of the Company’s total consolidated net sales. Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of the Company’s total consolidated net sales in all periods presented. In fiscal years 2009, 2008 and 2007, one customer represented 14% of net sales. As of March 31, 2009, two customers represented 18% and 10% of total accounts receivable. As of March 31, 2008, two customers each represented 15% of total accounts receivable.

     Net sales by product family were as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
Retail - Pointing Devices	$579,775	$615,524	$508,449
Retail - Keyboards & Desktops	384,809	464,984	372,266
Retail - Audio	445,362	478,455	408,314
Retail - Video	248,339	238,728	314,514
Retail - Gaming	127,052	146,016	149,113
Retail - Remotes	102,006	123,581	91,739
OEM	321,489	303,208	222,174
Total net sales	$2,208,832	$2,370,496	$2,066,569

     Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2009	2008
EMEA	$13,947	$20,386
Americas	40,093	36,122
Asia Pacific	53,541	50,330
Total long-lived assets	$107,581	$106,838

     Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2009. Long-lived assets in China, the United States and Switzerland each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2008.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA
(Unaudited)

     The following table contains selected unaudited quarterly financial data for fiscal years 2009 and 2008 (in thousands except per share amounts):

	Year ended March 31, 2009				Year ended March 31, 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$508,711	$664,707	$627,466	$407,948	$429,537	$595,490	$744,235	$601,234
Gross profit	173,572	228,074	187,496	102,084	144,786	215,954	274,434	213,944
Operating expenses:
Marketing and selling	77,280	84,740	86,046	71,101	64,787	76,463	98,512	84,689
Research and development	33,259	33,351	32,401	29,744	28,765	30,939	31,378	33,462
General and administrative	33,309	29,620	26,273	23,901	27,322	28,149	28,318	29,654
Restructuring charges	-	-	-	20,547	-	-	-	-
Total operating expense	143,848	147,711	144,720	145,293	120,874	135,551	158,208	147,805
Operating income (loss)	29,724	80,363	42,776	(43,209)	23,912	80,403	116,226	66,139
Net income (loss)	$29,306	$72,311	$40,493	$(35,078)	$25,554	$11,562	$133,572	$60,338
Net income (loss) per share*:
Basic	$0.16	$0.41	$0.23	$(0.20)	$0.14	$0.06	$0.74	$0.33
Diluted	$0.16	$0.39	$0.22	$(0.20)	$0.14	$0.06	$0.71	$0.32
Shares used to compute net
income (loss) per share:
Basic	179,046	178,630	178,497	179,065	181,802	181,459	181,549	180,636
Diluted	184,692	183,509	181,145	179,065	189,250	188,293	188,814	186,299

* Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

     The following table sets forth certain quarterly financial information as a percentage of net sales:

	Year ended March 31, 2009				Year ended March 31, 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	34.1	34.3	29.9	25.0	33.7	36.3	36.9	35.6
Operating expenses:
Marketing and selling	15.2	12.7	13.7	17.4	15.1	12.8	13.2	14.1
Research and development	6.5	5.0	5.2	7.3	6.7	5.2	4.2	5.6
General and administrative	6.6	4.5	4.2	5.9	6.3	4.8	3.9	4.9
Restructuring charges	-	-	-	5.0	-	-	-	-
Total operating expense	28.3	22.2	23.1	35.6	28.1	22.8	21.3	24.6
Operating income (loss)	5.8	12.1	6.8	(10.6)	5.6	13.5	15.6	11.0
Net income (loss)	5.8%	10.9%	6.5%	(8.6% )	5.9%	1.9%	17.9%	10.0%

Schedule II

LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2009, 2008 and 2007 (in thousands)

		Balance at	Charged to	Write-offs	Balance at
Fiscal		beginning of	Income	charged	end
Year	Description	period	Statement (1)	to allowance (1)	of period
2009	Allowance for doubtful accounts	$2,497	$5,102	$(894)	$6,705
2008	Allowance for doubtful accounts	$3,322	$603	$(1,428)	$2,497
2007	Allowance for doubtful accounts	$2,988	$527	$(193)	$3,322

2009	Cooperative Marketing Arrangements	$41,516	$143,788	$(144,222)	$41,082
2008	Cooperative Marketing Arrangements	$34,236	$141,146	$(133,866)	$41,516
2007	Cooperative Marketing Arrangements	$25,646	$122,088	$(113,498)	$34,236

2009	Customer Incentive Programs	$49,341	$131,353	$(140,325)	$40,369
2008	Customer Incentive Programs	$32,799	$125,923	$(109,381)	$49,341
2007	Customer Incentive Programs	$24,388	$88,650	$(80,239)	$32,799

2009	Reserve for Sales Returns	$21,099	$83,419	$(79,048)	$25,470
2008	Reserve for Sales Returns	$15,821	$87,114	$(81,836)	$21,099
2007	Reserve for Sales Returns	$11,653	$73,899	$(69,731)	$15,821

2009	Price Protection	$16,334	$23,203	$(27,189)	$12,348
2008	Price Protection	$7,818	$41,722	$(33,206)	$16,334
2007	Price Protection	$2,359	$29,304	$(23,845)	$7,818
____________________

(1)

Transactions related to certain prior year charges and write-offs have been recharacterized to conform to the current year presentation, with no impact on previously reported beginning and ending balances.