Form 10-Q
period 2009-06-30
LOGITECH INTERNATIONAL SA
filed 2009-08-10
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐   No  ☒

As of July 24, 2009, there were 180,265,278 shares of the Registrant’s share capital outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibit Index	49

Signatures		50

Exhibits

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	June 30,
	2009	2008
	(Unaudited)
Net sales	$326,110	$508,711
Cost of goods sold	248,288	335,139
Gross profit	77,822	173,572
Operating expenses:
Marketing and selling	58,938	77,280
Research and development	31,360	33,259
General and administrative	21,181	33,309
Restructuring charges	1,449	-
Total operating expenses	112,928	143,848
Operating income (loss)	(35,106)	29,724
Interest income, net	592	2,552
Other income (expense), net	802	561
Income (loss) before income taxes	(33,712)	32,837
Provision for income taxes	3,653	3,531
Net income (loss)	$(37,365)	$29,306

Net income (loss) per share:
Basic	$(0.21)	$0.16
Diluted	$(0.21)	$0.16

Shares used to compute net income (loss) per share:
Basic	179,751	179,046
Diluted	179,751	184,692

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$567,417	$492,759
Short-term investments	-	1,637
Accounts receivable	168,768	213,929
Inventories	235,509	233,467
Other current assets	54,054	56,884
Total current assets	1,025,748	998,676
Property, plant and equipment	101,203	104,132
Goodwill	242,874	242,909
Other intangible assets	29,776	32,109
Other assets	47,280	43,704
Total assets	$1,446,881	$1,421,530

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$204,497	$157,798
Accrued liabilities	133,388	131,496
Total current liabilities	337,885	289,294
Other liabilities	137,773	134,528
Total liabilities	475,658	423,822

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at June 30, 2009 and
March 31, 2009	33,370	33,370
Additional paid-in capital	35,863	45,012
Less shares in treasury, at cost, 11,446,776 at June 30, 2009
and 12,124,078 at March 31, 2009	(321,940)	(341,454)
Retained earnings	1,304,296	1,341,661
Accumulated other comprehensive loss	(80,366)	(80,881)
Total shareholders' equity	971,223	997,708
Total liabilities and shareholders' equity	$1,446,881	$1,421,530

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(37,365)	$29,306
Non-cash items included in net income (loss):
Depreciation	11,477	10,595
Amortization of other intangible assets	2,333	1,605
Share-based compensation expense related to options and purchase rights	5,409	5,888
Write-down of investments	-	575
Excess tax benefits from share-based compensation	(288)	(4,085)
Loss on cash surrender value of life insurance policies	384	313
Deferred income taxes and other	(568)	(174)
Changes in assets and liabilities:
Accounts receivable	46,433	34,068
Inventories	317	(28,971)
Other assets	1,142	(4,488)
Accounts payable	45,066	12,820
Accrued liabilities	1,195	(13,845)
Net cash provided by operating activities	75,535	43,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,702)	(10,628)
Premiums paid on cash surrender value life insurance policies	-	(55)
Net cash used in investing activities	(7,702)	(10,683)
Cash flows from financing activities:
Purchases of treasury shares	-	(49,017)
Proceeds from sale of shares upon exercise of options and purchase rights	4,399	10,900
Excess tax benefits from share-based compensation	288	4,085
Net cash provided by (used in) financing activities	4,687	(34,032)
Effect of exchange rate changes on cash and cash equivalents	2,138	(224)
Net increase (decrease) in cash and cash equivalents	74,658	(1,332)
Cash and cash equivalents at beginning of period	492,759	482,352
Cash and cash equivalents at end of period	$567,417	$481,020

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	-	-	-	-	-	29,306	-	29,306
Cumulative translation adjustment	-	-	-	-	-	-	(1,382)	(1,382)
Minimum pension liability adjustment	-	-	-	-	-	-	104	104
Total comprehensive income								28,028
Tax benefit from exercise of stock options	-	-	2,331	-	-	-	-	2,331
Purchase of treasury shares	-	-		1,552	(49,017)			(49,017)
Sale of shares upon exercise of options and purchase rights	-	-	(10,424)	(1,059)	21,324	-	-	10,900
Share-based compensation expense related to employee stock options and stock purchase rights	-	-	5,826	-	-	-	-	5,826
June 30, 2008	191,606	$33,370	$47,554	12,924	$(365,986)	$1,263,935	$(20,761)	$958,112

March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net loss	-	-	-	-	-	(37,365)	-	(37,365)
Cumulative translation adjustment	-	-	-	-	-	-	6,484	6,484
Minimum pension liability adjustment	-	-	-	-	-	-	(441)	(441)
Net deferred hedging loss	-	-	-	-	-	-	(5,528)	(5,528)
Total comprehensive loss								(36,850)
Tax benefit from exercise of stock options	-	-	784	-	-	-	-	784
Sale of shares upon exercise of options and purchase rights	-	-	(15,115)	(677)	19,514	-	-	4,399
Share-based compensation expense related to employee stock options, RSUs and stock purchase rights	-	-	5,182	-	-	-	-	5,182
June 30, 2009	191,606	$33,370	$35,863	11,447	$(321,940)	$1,304,296	$(80,366)	$971,223

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2009 included in its Annual Report on Form 10-K.

Net loss for the three months ended June 30, 2009 includes $2.2 million in pretax charges related to restructuring accruals, bonus accruals and revenue-related adjustments from fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements (“SAB 108”), and determined the impact of the errors to be immaterial to the current and prior quarterly and annual periods.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Subsequent events were evaluated through the time of filing this Form 10-Q with the SEC on August 10, 2009 and are disclosed as applicable in the notes to the consolidated financial statements.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three months ended June 30, 2009 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

 Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB as  applicable to nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt this standard in the second quarter of fiscal year 2009. The adoption of SFAS 168 will not have an impact on the Company’s results of operations, financial condition or cash flows.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended
	June 30,
	2009	2008
Net income (loss)	$(37,365)	$29,306

Weighted average shares - basic	179,751	179,046
Effect of potentially dilutive stock options and stock purchase rights	-	5,646
Weighted average shares - diluted	179,751	184,692

Net income (loss) per share - basic	$(0.21)	$0.16
Net income (loss) per share - diluted	$(0.21)	$0.16

During the three months ended June 30, 2009 and 2008, 11,504,963 and 4,420,950 share equivalents attributable to outstanding stock options and restricted stock units (“RSUs”) were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. Potentially dilutive share equivalents were also excluded from the computation of diluted net loss per share for the three months ended June 30, 2009 because their inclusion in calculating a net loss per share would have been anti-dilutive.

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

Note 4 — Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$567,417	$-	$-
Investment securities	-	-	1,637
Foreign exchange derivative assets	146
Total assets at fair value	$567,563	$-	$1,637

Foreign exchange derivative liabilities	$3,499	$-	$-
Total liabilities at fair value	$3,499	$-	$-

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$492,759	$-	$-
Investment securities	-	-	1,637
Foreign exchange derivative assets	208	-	-
Total assets at fair value	$492,967	$-	$1,637

Foreign exchange derivative liabilities	$1,849	$-	$-
Total liabilities at fair value	$1,849	$-	$-

Notes 5 and 14 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Investment Securities

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 30 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s investment securities portfolio as of June 30, 2009 and March 31, 2009 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our investments as of June 30, 2009 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process. During the three months ended June 30, 2009, management decided that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the investment securities were reclassified to non-current assets effective June 30, 2009.

The fair value of our auction rate securities is determined by estimating the values of the underlying collateral using published mortgage indices or interest rate spreads for comparably-rated collateral and applying discounted cash flow or option pricing methods to the estimated collateral value. The mortgage indices and spreads are adjusted for factors such as the issuance date of the auction rate security and the rating of the underlying assets. In addition, inputs to the valuation methods include factors such as the timing and amount of cash flow streams, the default risk underlying the collateral, discount rates, and overall capital market liquidity. Such adjustments indicate the inputs fall within Level 3 of the fair value hierarchy.

The following table presents the change in fair value of the Company’s investment securities during the three months ended June 30, 2009 and 2008:

	June 30,
	2009	2008
Beginning balance	$1,637	$3,940
Write-down of investments	-	(576)
Ending balance	$1,637	$3,364

The par value of our investment portfolio at June 30, 2009 and March 31, 2009 was $47.5 million. The write-down of investments recorded in other income (expense), net related to the other-than-temporary decline in the estimated fair value of these investments due to declines in the residential mortgage markets.

Note 6 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	June 30,	March 31,
	2009	2009
Accounts receivable:
Accounts receivable	$278,894	$339,903
Allowance for doubtful accounts	(5,957)	(6,705)
Allowance for returns	(18,140)	(25,470)
Cooperative marketing arrangements	(38,022)	(41,082)
Customer incentive programs	(41,599)	(40,369)
Price protection	(6,408)	(12,348)
	$168,768	$213,929
Inventories:
Raw materials	$29,116	$30,959
Work-in-process	26	19
Finished goods	206,367	202,489
	$235,509	$233,467
Other current assets:
Tax and VAT refund receivables	$17,743	$17,275
Deferred taxes	24,441	25,546
Prepaid expenses and other	11,870	14,063
	$54,054	$56,884
Property, plant and equipment:
Plant and buildings	$57,612	$56,211
Equipment	113,194	108,779
Computer equipment	53,596	49,532
Computer software	60,009	60,259
	284,411	274,781
Less: accumulated depreciation	(198,344)	(188,371)
	86,067	86,410
Construction-in-progress	12,054	14,708
Land	3,082	3,014
	$101,203	$104,132
Other assets:
Deferred taxes	$29,686	$27,718
Cash surrender value of life insurance contracts	10,302	10,685
Investment securities	1,637	-
Deposits and other	5,655	5,301
	$47,280	$43,704
Accrued liabilities:
Accrued marketing expenses	$20,403	$21,984
Accrued personnel expenses	40,433	34,373
Income taxes payable - current	5,077	6,828
Accrued freight and duty	10,178	9,048
Accrued restructuring	1,081	3,794
Other accrued liabilities	56,216	55,469
	$133,388	$131,496
Long-term liabilities:
Income taxes payable - non-current	$104,901	$101,463
Obligation for management deferred compensation	9,383	10,499
Defined benefit pension plan liability	20,641	19,822
Other long-term liabilities	2,848	2,744
	$137,773	$134,528

The following table presents the changes in the allowance for doubtful accounts during the three months ended June 30, 2009 and 2008 (in thousands):

	June 30,
	2009	2008
Beginning balance	$6,705	$2,497
Bad debt expense	(1,194)	821
Write-offs net of recoveries	446	(161)
Ending balance	$5,957	$3,157

Note 7 —Other Intangible Assets

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2009			March 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark/tradename	$24,434	$(18,960)	$5,474	$24,398	$(18,559)	$5,839
Technology	49,268	(28,310)	20,958	49,268	(26,598)	22,670
Customer contracts	7,049	(3,705)	3,344	7,018	(3,418)	3,600
	$80,751	$(50,975)	$29,776	$80,684	$(48,575)	$32,109

During the three months ended June 30, 2009, changes in the gross carrying value of other intangible assets related to foreign currency translation adjustments.

For the three months ended June 30, 2009 and 2008, amortization expense for other intangible assets was $2.3 million and $1.6 million. The Company expects that amortization expense for the nine-month period ending March 31, 2010 will be $6.5 million, and annual amortization expense for fiscal years 2011, 2012, 2013 and 2014 will be $8.5 million, $7.6 million, $5.0 million and $2.2 million.

Note 8 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $141.0 million at June 30, 2009. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2009, the Company had no outstanding borrowings under these lines of credit.

Note 9 — Shareholders’ Equity

Share Repurchases

During the three months ended June 30, 2009 and 2008, the Company had the following approved share buyback program in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	June 2010	-	$125,746

In September 2008, the Company’s Board of Directors approved a share buyback program which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of the current share buyback program of $250 million.

During the three months ended June 30, 2009 and 2008, the Company repurchased shares under its share buyback program as follows (in thousands):

	Three months ended June 30, (1)
	2009		2008
Date of Announcement	Shares	Amount	Shares	Amount
June 2007	-	$-	1,552	$49,017
	-	$-	1,552	$49,017

(1) Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

During the period from July 29, 2009 to August 6, 2009, the Company resumed the repurchase of its shares under the June 2007 share repurchase program and repurchased 2.3 million shares on the open market for $38.9 million, calculated based on exchange rates on the repurchase dates.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	March 31,
	2009	2009
Cumulative translation adjustment	$(59,915)	$(66,399)
Pension liability adjustments, net of tax of $990 and $990	(15,563)	(15,122)
Unrealized gain on investments	424	424
Net deferred hedging gains	(5,312)	216
	$(80,366)	$(80,881)

Note 11 — Restructuring

In January 2009, Logitech initiated a restructuring plan (“2009 Restructuring Plan”) in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed a majority of the restructuring activity during the fourth quarter of fiscal year 2009. Restructuring activities primarily consisted of a reduction in salaried workforce, abandonment of projects, and facilities closures. All charges related to the 2009 Restructuring Plan are presented as restructuring charges in our consolidated statements of operations.

The following table summarizes restructuring related activities during the three months ended June 30, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs
Balance at March 31, 2009	$3,794	$3,779	$15
Charges	1,449	1,366	83
Cash payments	(4,245)	(4,220)	(25)
Other	(8)	(4)	(4)
Foreign exchange	91	91	-
Balance at June 30, 2009	$1,081	$1,012	$69

Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

The Company recorded a total of $22.0 million in restructuring charges in the period from January 1, 2009 to June 30, 2009, which included $17.8 million for termination benefits, $0.5 million for asset impairments, $0.3 million for contract termination costs and $3.4 million for other charges, primarily consisting of pension curtailment and settlement costs. In addition, we expect to record approximately $2.0 million in contract termination costs during the remainder of fiscal year 2010. We expect to complete the restructuring in fiscal year 2010.

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of June 30, 2009, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Share-based awards granted to employees and directors include stock options, performance RSUs granted under the 2006 Stock Incentive Plan and share purchase rights granted under the 2006 ESPP and 1996 ESPP. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of operations for the three months ended June 30, 2009 and 2008 (in thousands).

	Three months ended June 30,
	2009	2008
Cost of goods sold	$798	$731
Share-based compensation expense included in gross profit	798	731

Operating expenses:
Marketing and selling	1,759	1,849
Research and development	842	962
General and administrative	2,010	2,346
Share-based compensation expense included in
operating expenses	4,611	5,157
Total share-based compensation expense related to employee
stock options, RSUs and employee stock purchases	5,409	5,888
Tax benefit	384	957
Share-based compensation expense related to employee stock
options, RSUs and employee stock purchases, net of tax	$5,025	$4,931

As of June 30, 2009 and 2008, $0.5 million and $0.7 million of share-based compensation cost was capitalized to inventory. As of June 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $37.7 million, which is expected to be recognized over the next 33 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended June 30,
	2009	2008	2009	2008
	Purchase Plans		Stock Option Plans
Dividend yield	0%	0%	0%	0%
Expected life	6 months	6 months	3.9 years	3.6 years
Expected volatility	78%	49%	46%	34%
Risk-free interest rate	0.31%	2.80%	1.60%	2.00%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended June 30,
	2009	2008	2009	2008
	Purchase Plans		Stock Option Plans
Weighted average grant-date fair value of options granted	$3.48	$8.87	$3.94	$8.10
Expected forfeitures	0%	0%	10%	7%

A summary of activity under the stock option plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended June 30,
	2009		2008
	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of period	18,897	$18	17,952	$17
Granted	189	$11	307	$29
Exercised	(669)	$7	(1,052)	$10
Cancelled or expired	(666)	$24	(175)	$23
Outstanding, end of period	17,751	$18	17,032	$18

Exercisable, end of period	10,524	$15	9,732	$12

The total pretax intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $4.8 million and $21.4 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.6 million and $5.2 million. The total fair value of options vested as of June 30, 2009 and 2008 was $56.5 million and $42.7 million.

During fiscal year 2009, the Company granted RSUs to certain senior company executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. The Company did not grant any RSUs during the three months ended June 30, 2009.

Compensation expense related to RSUs is recognized over the two year vesting period and is included in the total share-based compensation expense disclosed above. As of June 30, 2009, total compensation cost related to RSUs not yet recognized was $1.5 million, which is expected to be recognized over the next 15 months.

The fair value of RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

Dividend yield	0%
Expected life	2 years
Expected volatility	41%
Risk-free interest rate	1.82%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of RSUs is the service period at the end of which the RSUs will vest. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a two year term.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2009 and 2008 were $1.7 million and $2.3 million.

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

The net periodic benefit cost for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended
	June 30,
	2009	2008
Service cost	$838	$634
Interest cost	322	385
Expected return on plan assets	(266)	(396)
Amortization of net transition obligation	1	1
Amortization of net prior service cost	34	-
Recognized net actuarial loss	225	115
Net periodic benefit cost	$1,154	$739

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. In prior periods, Logitech’s effective tax rate was calculated using an estimate of its annual pre-tax income. Due to the impact of the recent economic downturn, management determined that a reliable estimate of its annual pre-tax income and related annual effective income tax rate cannot be made. Therefore, Logitech used the actual year-to-date effective income tax rate for the three months ended June 30, 2009. For the three months ended June 30, 2009 and 2008, the income tax provision was $3.7 million and $3.5 million based on effective income tax rates of 10.8% of net loss and 10.8% of net income.

As of June 30, 2009 and March 31, 2009, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $111.7 million and $108.2 million, of which $89.5 million and $88.1 million would affect the effective tax rate if recognized.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2009 and March 31, 2009, the Company had approximately $11.1 million and $10.7 million of accrued interest and penalties related to uncertain tax positions.

The provision for income taxes for the three months ended June 30, 2009 and 2008 included a $0.4 million and $1.0 million tax benefit related to share-based compensation expense.

The change in effective tax rate from a tax expense of 10.8% of net income in the first quarter of fiscal year 2009 to a tax expense of 10.8% of the net loss in the first quarter of fiscal year 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, income tax expense for the quarter ended June 30, 2009 reflected a $0.2 million tax benefit for research tax credits.

On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the Company's fiscal year ending March 31, 2012. The Company believes that these changes will not have a material impact on its results of operations or financial condition.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. In fiscal year 2009, the Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 14 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

    The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. These hedging contracts generally mature within six months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three months ended June 30, 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $54.7 million (41.1 million euros) at June 30, 2009. There were no such contracts outstanding at June 30, 2008. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

    The notional amounts of foreign exchange forward contracts outstanding at June 30, 2009 and 2008 relating to foreign currency receivables or payables were $10.7 million and $9.3 million. Open forward contracts as of June 30, 2009 consisted of contracts in British pounds and Canadian dollars to purchase euros and U.S. dollars at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2009 and 2008 were $28.8 million and $19.1 million. Swap contracts outstanding at June 30, 2009 consisted of contracts in Mexican pesos, Japanese yen and British pounds.

    The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

    The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$-	Other liabilities	$3,176
		-		3,176

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	45	Other liabilities	291
Foreign Exchange Swap Contracts	Other assets	101	Other liabilities	32
		146		323

		$146		$3,499

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$(5,528)	Cost of goods sold	$1,430	Other income/expense	$(31)
	(5,528)		1,430		(31)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(246)
Foreign Exchange Swap Contracts	-		-	Other income/expense	69
	-		-		(177)

	$(5,528)		$1,430		$(208)

Note 15 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at June 30, 2009 amounted to $60.4 million.

At June 30, 2009, fixed purchase commitments for capital expenditures amounted to $9.5 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At June 30, 2009, fixed purchase commitments for inventory amounted to $132.3 million, which are expected to be fulfilled by December 31, 2009. The Company also had other commitments totaling $31.3 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At June 30, 2009, the amount of outstanding guaranteed purchase obligations was approximately $0.5 million. The maximum potential future payments under four of the five guarantee arrangements is limited to $32.8 million. The fifth guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.1 million as of June 30, 2009. As of June 30, 2009, $5.1 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries. The guarantee does not specify a maximum amount. As of June 30, 2009, there were no outstanding amounts under this guarantee.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of June 30, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2009 were not material.

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

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended June 30,
	2009	2008
EMEA	$125,152	$203,063
Americas	120,415	202,948
Asia Pacific	80,543	102,700
Total net sales	$326,110	$508,711

No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2009 and 2008. One customer represented 10% and 15% of net sales in the three months ended June 30, 2009 and 2008.

Net sales by product family were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Retail - Pointing Devices	$90,236	$146,358
Retail - Keyboards & Desktops	58,009	94,955
Retail - Audio	72,120	83,218
Retail - Video	42,814	57,188
Retail - Gaming	17,149	30,510
Retail - Remotes	3,438	26,939
OEM	42,344	69,543
Total net sales	$326,110	$508,711

Long-lived assets by geographic region were as follows (in thousands):

	June 30,	March 31,
	2009	2009
EMEA	$13,418	$13,947
Americas	38,212	40,093
Asia Pacific	53,150	53,541
Total long-lived assets	$104,780	$107,581

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at June 30, 2009 and March 31, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding current or future general economic conditions, trends in consumer demand for our products, plans, strategies and objectives of management for future operations, our current or future revenue mix, potential promotional actions, our competitive position, the impact of new product introductions and product innovation on future performance, the financial condition of our suppliers and customers, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2010 and our fiscal year 2009 Form 10-K, which was filed on June 1, 2009, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a global leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, video security, interactive gaming and wireless devices. Our products combine essential core technologies, continuing innovation, award-winning industrial design and excellent value.

For the PC, our products include mice, trackballs, keyboards, interactive gaming devices, multimedia speakers, headsets, webcams, 3D control devices and notebook stands. For digital music devices, our products include speakers, headphones, earphones, custom in-ear monitors and network music systems. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories. In addition, we offer wireless music solutions for the home, advanced remote controls for home entertainment systems and PC-based video security systems for a home or small business.

We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels were 87% and 86% of our net sales for the three months ended June 30, 2009 and 2008. The large majority of our revenues are derived from sales of our products for use by consumers.

Our markets are extremely competitive and characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe that the current global economic downturn has further increased competition in our markets, as competitors with larger financial resources, such as Microsoft, Sony and others, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share.

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

The broadening of our product lines has been primarily organic, but we have also grown as a result of a limited number of acquisitions that expanded our business into new product categories. We continually evaluate our product offerings and our strategic direction in light of the current global economic weakness, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

The global economic recession, which began to affect our financial results in the three months ended December 31, 2008, continued to have a negative impact on sales. Our total net sales (retail and OEM) for the three months ended June 30, 2009 decreased 36% to $326.1 million compared with total net sales of $508.7 million in the same period in the prior fiscal year, with retail sales declining 35% and OEM sales declining 39%. Retail units sold decreased 23% compared with the prior year, and OEM units sold decreased 33%. Retail sales in our Americas, Europe-Middle East-Africa (“EMEA”) and Asia Pacific regions declined 37%, 39% and 24% in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

Retail sales of all product lines decreased during the three months ended June 30, 2009 compared with the same period in the prior fiscal year. Our gross margin for the three months ended June 30, 2009 declined to 23.9% compared with 34.1% in the same period of the prior fiscal year. Net loss for the three months ended June 30, 2009 was $37.4 million, compared with net income of $29.3 million in the three months ended June 30, 2008. Net loss for the three months ended June 30, 2009 included the negative impact of $1.1 million in additional costs, net of taxes, related to the restructuring plan initiated in January 2009.

As previously disclosed in the Form 12b-25 filed by the Company on August 6, 2009, we recently uncovered customer commitments made by sales associates in our Asia Pacific region. These commitments for customer program allowances were not accrued in our preliminary results of operations for the quarter ended June 30, 2009 which were announced on July 22, 2009. We conducted a review in order to determine the amounts to accrue related to these customer program allowances. We have completed our review and have made an adjustment to our preliminary results of operations announced on July 22, 2009 to reduce our net revenue for the quarter by $1.8 million and increase our cost of goods sold by $0.4 million. As a result, we are taking actions to reinforce our control measures for our sales representatives in our Asia Pacific region.

Trends in Our Business

Most of our revenue comes from sales to our retail channels, which resell to consumers and other retailers. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending.  Thus, as current and expected consumer demand declines, our net sales generally decline at a similar rate. However, we believe that consumer demand for our products during the past two quarters, as reflected in sell-through data, has not declined as much as may appear based on the decline in our net sales. This trend began in the fourth quarter of fiscal 2009. In response to lower consumer demand and in some cases we believe combined with our customers' working capital constraints, many of our customers began to lower the inventory levels of our products that they maintain. To achieve these lower inventory levels, our customers purchased products from us at a lower rate than our products were sold through by our retailer customers to consumers and by our distributor customers to retailers, resulting in a greater impact on our net sales than the decline in consumer demand. However, sell-through data is subject to limitations due to collection methods and the third-party nature of the data, and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. We expect the trend of customer sales lower than sell-through to continue at least through the second quarter of fiscal year 2010, as our customers continue to reduce their inventory levels. We believe that once our customers’ inventory levels have been aligned with the current and expected consumer demand, our net sales to customers will more closely match sell-through.

We have a large and varied portfolio of product lines, grouped in several product families. Within and subject to the general trend of decreasing total sales and profitability caused by deteriorating general economic conditions, we believe that normal increases or decreases in the retail sales level of a product family are dependent on the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, causing our overall product mix to shift both between and within product lines, and we expect these types of trends to continue under all economic conditions.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as netbooks and mobile devices is still uncertain. In particular, the increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards, desktops and speakers, which could negatively affect our sales of these products. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products as well as emerging product categories which are not PC-dependent.

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

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. Gross margins declined in the three months ended June 30, 2009, compared with the same period in the prior fiscal year, due to product mix, increased promotional efforts in response to lower consumer demand and the effect on net sales of foreign currency rate fluctuations.

    Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland.  Therefore, our effective tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. The change in effective tax rate from a tax expense of 10.8% of net income in the first quarter of fiscal year 2009 to a tax expense of 10.8% of the net loss in the first quarter of fiscal year 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which included a reduction in Logitech’s salaried workforce and other actions aimed at reducing operating expenses. We incurred $20.5 million in pre-tax restructuring charges in the fourth quarter of fiscal year 2009 and $1.4 million in the three months ended June 30, 2009 related to employee termination costs, contract termination costs and other associated costs. We expect to incur an additional $2 million in related charges in the following quarters of fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. In the event that the current economic conditions significantly worsen, additional restructuring measures may be required in the future.

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

There have been no significant changes during the three months ended June 30, 2009 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

  Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB as  applicable to nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt this standard in the second quarter of fiscal year 2009. The adoption of SFAS 168 will not have an impact on the Company’s results of operations, financial condition or cash flows.

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Net Sales

Net sales by channel and product family for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008	Change %
Net sales by channel:
Retail	$283,766	$439,168	(35%)
OEM	42,344	69,543	(39%)
Total net sales	$326,110	$508,711	(36%)

Net sales by product family:
Retail - Pointing Devices	$90,236	$146,358	(38%)
Retail - Keyboards & Desktops	58,009	94,955	(39%)
Retail - Audio	72,120	83,218	(13%)
Retail - Video	42,814	57,188	(25%)
Retail - Gaming	17,149	30,510	(44%)
Retail - Remotes	3,438	26,939	(87%)
OEM	42,344	69,543	(39%)
Total net sales	$326,110	$508,711	(36%)

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms and wireless music systems. Our video product family is comprised of PC webcams and WiLife video security systems. Gaming includes console and PC gaming peripherals. The Remotes product family is comprised of our advanced remote controls. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection.

The decline in retail sales for the quarter ended June 30, 2009 compared with the quarter ended June 30, 2008 was primarily attributable to the global economic downturn, which resulted in consumers’ reluctance to spend, their buying preference for lower-price products, their strong response to aggressive promotions, and our channel partners’ efforts to manage inventory levels in line with declining consumer demand. All product family sales declines described in the following paragraphs are a reflection of the impact of these factors. We also believe that sell-through of our products from our retailer customers to consumers and from our distributor customers to retailers has not declined as much as our net sales to customers.

OEM sales declined as our popular console microphones reached the latter stages of the typical gaming sales cycle.

Approximately 46% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2009 compared with approximately 41% in the three months ended June 30, 2008. If foreign currency exchange rates had been the same in the three months ended June 30, 2009 and 2008, our total sales decline would have been 33% instead of 36%.

Retail Pointing Devices. Retail sales of the Company’s pointing devices decreased 38% and units decreased 32% in the three months ended June 30, 2009 as compared with the same period in the prior fiscal year. Sales of cordless mice decreased 36% while units decreased only 19%, reflecting consumer preference for the value segment of the product family. Our Nano mice, such as the V450 Nano Cordless Laser mouse, produced sales increases. Sales of corded mice decreased 41% and units decreased 39%.

Retail Keyboards and Desktops. Sales of keyboards and desktops decreased 39% and units decreased 28% during the quarter ended June 30, 2009 as compared with the same quarter last year. Cordless keyboards and desktops sales declined 51%, with units decreasing 35%. Sales of corded keyboards and desktops decreased 24% and units decreased 28%.

Retail Audio. Retail audio sales decreased 13% with a 6% increase in units. The declines of 27% in PC speaker sales and 16% in digital music speaker sales during the quarter ended June 30, 2009 were partially offset by a 16% increase in sales of our PC headset line. Sales of our Ultimate Ears line of in-ear monitors and earphones also made a positive contribution to retail audio sales.

    Retail Video.  Video sales declined 25% while units went down 15% during the quarter ended June 30, 2009 compared with the same period in the prior fiscal year. Our value-priced QuickCam Connect for Skype and Quickcam Communicate webcams had positive sales increases over the prior year, while our much higher-priced WiLife video monitoring products struggled in the current price-conscious market.

Retail Gaming. Retail sales of our gaming peripherals decreased 44% while units decreased 39% in the three months ended June 30, 2009 as compared with the same period in the prior fiscal year. Console gaming sales declined 70% without the support of new or growing game titles. PC gaming sales decreased 23%, with lower sales of all products.

Retail Remotes. Retail remote sales dropped 87% and units declined 52% during the quarter ended June 30, 2009, reflecting consumers’ reluctance to purchase discretionary, premium-segment products.
Retail Regional Performance. Sales in our EMEA, Americas and Asia Pacific regions decreased by 39%, 37% and 24%, with declines in all product families in all regions. The retail sales decreases were driven by the global economic downturn, as reflected in declining consumer demand, a highly promotional environment, and our channel partners’ efforts to manage inventory levels in line with the declining demand. If foreign currency exchange rates had been the same in the three months ended June 30, 2009 and 2008, the sales declines would have been 32% in EMEA and 25% in Asia Pacific.

OEM. Sales of OEM products decreased 39% and units decreased 33%, as our sales of console microphones reached the latter stages of the typical gaming product sales cycle. OEM mice sales decreased 22%, reflecting the market decline in PC sales.

Gross Profit

Gross profit for the three months ended June 30, 2009 and 2008 was as follows (in thousands):
	Three Months Ended June 30,
	2009	2008	Change %
Net sales	$326,110	$508,711	(36%)
Cost of goods sold	248,288	335,139	(26%)
Gross profit	$77,822	$173,572	(55%)
Gross margin	23.9%	34.1%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

    Gross profit declined 55% in the three months ended June 30, 2009 compared with the same period in the prior fiscal year. The decline in gross margin was primarily due to a shift in product mix towards lower margin categories, increased promotional efforts to maintain demand and market share, and the effect on net sales of the stronger U.S. dollar compared with the prior fiscal year. Promotional efforts include contractual customer marketing and sales incentive programs, volume and consumer rebates and price protection programs, which impact our net sales and gross margin.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008	Change %
Marketing and selling	$58,938	$77,280	(24%)
% of net sales	18%	15%
Research and development	31,360	33,259	(6%)
% of net sales	10%	7%
General and administrative	21,181	33,309	(36%)
% of net sales	6%	7%
Restructuring	1,449	-	-
% of net sales	0%	0%
Total operating expenses	$112,928	$143,848	(21%)

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

    Marketing and selling expenses decreased 24% in the three months ended June 30, 2009 partly due to a 13% reduction in headcount compared with the same period in the prior fiscal year. Travel expenses, advertising, marketing development funds and public relations expenses also decreased compared with the prior year, reflecting the reduction in headcount and cost management efforts. Trade show and consumer promotion expenses were higher in the three months ended June 30, 2008 compared with the current year period, due to targeted product promotion activities in the prior year. If foreign currency exchange rates had been the same in the three months ended June 30, 2009 and 2008, the decrease in marketing and selling expenses would have been 19% instead of 24%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

    The 6% reduction in research and development expense for the three months ended June 30, 2009 compared with the same period in the prior year reflects an 8% reduction in headcount combined with lower travel expenses as a result of our cost management efforts. The decline in research and development expense is smaller than the declines in marketing and selling or general and administrative due to our commitment to continued investment in product innovation. If foreign currency exchange rates had been the same in the three months ended June 30, 2009 and 2008, the decrease in research and development expenses would have been 3% instead of 6%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

    General and administrative expense declined 36% primarily due to the 30% reduction in headcount in the three months ended June 30, 2009 compared with the same period in the prior fiscal year. Decreases in consulting and travel expenses also contributed to the decline. If foreign currency exchange rates had been the same in the three months ended June 30, 2009 and 2008, the decrease in general and administrative expenses would have been 35% instead of 36%.

Restructuring Charges

    Restructuring charges consist of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. We completed a majority of the restructuring activity during the fourth quarter of fiscal year 2009, incurring costs of $20.5 million.

The following table summarizes restructuring related activities during the three months ended June 30, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs
Balance at March 31, 2009	$3,794	$3,779	$15
Charges	1,449	1,366	83
Cash payments	(4,245)	(4,220)	(25)
Other	(8)	(4)	(4)
Foreign exchange	91	91	-
Balance at June 30, 2009	$1,081	$1,012	$69

We expect to record approximately $2.0 million in contract termination costs during the remainder of fiscal year 2010. We expect to complete the restructuring in fiscal year 2010.

Interest Income, Net

Interest income and expense for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008	Change %
Interest income	$594	$2,680	(78%)
Interest expense	(2)	(128)	98%
Interest income, net	$592	$2,552	(77%)

Interest income was lower for the three months ended June 30, 2009 despite higher invested balances due to significantly lower interest rates compared with the prior year.

Other Income, Net

Other income and expense for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008	Change %
Foreign currency exchange gains, net	$1,138	$1,391	(18%)
Write-down of investments	-	(575)	(100%)
Other, net	(336)	(255)	32%
Other income, net	$802	$561	43%

   The decline in foreign currency exchange gains resulted primarily from higher losses experienced on foreign exchange forward and swap contracts which are intended to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables or payables.

    During the quarter ended June 30, 2008, we recorded an unrealized loss of $0.6 million related to an other-than-temporary decline in the estimated fair value of our short-term investments.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Provision for income taxes	$3,653	$3,531
Effective income tax rate	(10.8%)	10.8%

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

In prior periods, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of the economic downturn, management has determined that a reliable estimate of our annual pre-tax income and related annual effective tax rate cannot be made. Therefore we have used the actual year-to-date effective tax rate for the three months ended June 30, 2009.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008, which contains the Tax Extenders and Alternative Minimum Tax Relief Act of 2008, was enacted into law by the U.S. Congress. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, income tax expense for the three months ended June 30, 2009 reflected a tax benefit of $0.2 million related to research tax credits.

The provision for income taxes for the three months ended June 30, 2009 and 2008 included a $0.4 million and $1.0 million tax benefit related to share-based compensation expense.

The change in effective tax rate from a tax expense of 10.8% of net income in the first quarter of fiscal year 2009 to a tax expense of 10.8% of the net loss in the first quarter of fiscal year 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2009, net working capital was $687.9 million, compared with $709.4 million at March 31, 2009. Although cash balances increased substantially over March 31, 2009, working capital decreased due to lower accounts receivable, reflecting lower net sales in the three months ended June 30, 2009, and higher accounts payable, as production increases in preparation for new product launches in the second quarter, as well as the holiday selling season.

    During the three months ended June 30, 2009, operating activities generated cash of $75.5 million. Our largest sources of operating cash flows were cash collections from our customers and increased accounts payable. We invested $7.7 million during the quarter in capital expenditures for tooling costs, computer hardware, and software. Net cash provided by financing activities was $4.7 million, primarily from the exercise of stock options and employee stock purchases.

    At June 30, 2009, we had cash and cash equivalents of $567.4 million and investment securities of $1.6 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Investment securities are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its investment securities as Level 3 within the fair value hierarchy. During the three months ended June 30, 2009, Logitech’s management decided that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the securities were reclassified from short-term investments to non-current assets. Further changes in the fair value of these investment securities would not materially affect the Company’s liquidity or capital resources.

    The Company has credit lines with several European and Asian banks totaling $141.0 million as of June 30, 2009. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At June 30, 2009, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these lines of credit with which the Company must comply.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2009 and 2008 (dollars in thousands):

	June 30,
	2009		2008
Accounts receivable, net	$168,768		$338,493
Inventories	235,509		274,460
Working capital	687,863		722,301
Days sales in accounts receivable (DSO) (1)	47 days		60 days
Inventory turnover (ITO) (2)	4.2	x	4.9	x
Net cash provided by operating activities	$75,535		$43,607

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

    Net cash provided by operating activities increased to $75.5 million in the three months ended June 30, 2009, from $43.6 million for the same period in the prior year. The increased cash flow resulted from higher collections from our customers, lower inventory levels, and increased accounts payable.

    DSO for the quarter was 13 days lower than the same period in the prior year, primarily due to lower sales levels resulting from the economic downturn. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season.  Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

    Inventory turns for the three months ended June 30, 2009 were slightly lower than in the three months ended June 30, 2008, as we reduced inventory levels in line with the weak demand environment and our channel partners’ efforts to reduce their inventory.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,
	2009	2008
Purchases of property, plant and equipment	$(7,702)	$(10,628)
Premiums paid on cash surrender value life insurance policies	-	(55)
Net cash used in investing activities	$(7,702)	$(10,683)

    Our capital expenditures during the three months ended June 30, 2009 and 2008 were principally for computer hardware and software purchases, machinery and equipment, and normal expenditures for tooling. Purchasing activity was lower in the three months ended June 30, 2009, as we focused our cash outlays on critical capital needs.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the three months ended June 30, 2009 and 2008 (in thousands except per share amounts):

	Three months ended June 30,
	2009	2008
Purchases of treasury shares	$-	$(49,017)
Proceeds from sale of shares upon exercise of options and purchase rights	4,399	10,900
Excess tax benefits from share-based compensation	288	4,085
Net cash provided by (used in) financing activities	$4,687	$(34,032)

	Three months ended June 30,
	2009	2008
Number of shares repurchased	-	1,552
Value of shares repurchased	$-	$49,017
Average price per share	$-	$31.58

    During the three months ended June 30, 2009, cash of $4.4 million was provided by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. Tax benefits recognized on the exercise of share-based payment awards provided $0.3 million. No share repurchases were made in the three months ended June 30, 2009, in order to maximize our cash position in light of the current economic environment.

    During the three months ended June 30, 2008, we repurchased 1.6 million shares for $49.0 million under our June 2007 buyback program. The sale of shares upon exercise of options realized $10.9 million. In addition, cash of $4.1 million was provided by tax benefits recognized on the exercise of share-based payment awards.

Cash Outlook

    We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may require the use of cash. In addition, continued deterioration of global economic conditions could adversely affect our operations and may also require the use of cash.

In June 2007, we announced the approval by our Board of Directors of a share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at June 30, 2009 was $125.7 million. The program expires in June 2010. We lowered our share repurchase activity beginning in the second half of fiscal year 2009 in order to maximize our cash position. During the period from July 29, 2009 to August 6, 2009, the Company resumed the repurchase of its shares under the June 2007 share repurchase program and repurchased 2.3 million shares on the open market for $38.9 million, calculated based on exchange rates on the repurchase dates.

    In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares.  The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

    In January 2009, Logitech initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We incurred pre-tax restructuring charges of $20.5 million and $1.4 million in the three months ended March 31 and June 30, 2009. We expect to incur up to $2.0 million additional restructuring costs during the remainder of fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. If economic conditions were to significantly worsen, further actions to reduce costs might be required.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of June 30, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

    In fiscal year 2009, the U.S. Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. As of June 30, 2009, the Company is not able to estimate the potential future liability, if any, which may result from this examination.

    Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $200.6 million in fiscal year 2009 and $75.5 million in the three months ended June 30, 2009. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of June 30, 2009, the Company’s outstanding contractual obligations and commitments included the following (in thousands), in addition to the performance based payments we may have to make as part of our acquisition agreements described above:

June 30, 2009
Operating leases	$60,397
Purchase commitments - inventory	132,301
Purchase obligations - capital expenditures	9,510
Purchase obligations - operating expenses	31,304
Income taxes payable - non-current	104,901
Obligation for management deferred compensation	9,383
Defined benefit pension plan liability	24,494
Other long-term liabilities	2,848
Total contractual obligations and commitments	$375,138

    The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The increase in the amount of future payments under our operating leases from March 31, 2009 was primarily due to a new lease for a research facility in Switzerland. The remaining terms on our non-cancelable operating leases expire in various years through 2027.

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, and are expected to be fulfilled by December 31, 2009. Purchase obligations for future capital expenditures support product development activities and ongoing and expanded operations. At June 30, 2009, these purchase obligations primarily related to commitments for manufacturing equipment and tooling. Purchase obligations for operating expenses related to consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

The non-current income taxes payable relates to the net unrecognized tax benefits and related accrued interest and penalties of uncertain tax positions. We are unable make a reasonably reliable estimate of the period in which a cash settlement may be made with the tax authorities.

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At June 30, 2009, the amount of outstanding guaranteed purchase obligations was approximately $0.5 million. The maximum potential future payments under four of the five guarantee arrangements is limited to $32.8 million. The fifth guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.1 million as of June 30, 2009. As of June 30, 2009, $5.1 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries. The guarantee does not specify a maximum amount. As of June 30, 2009, there were no outstanding amounts under this guarantee.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese renminbi (“CNY”), Japanese yen, euro, British pound, Taiwanese dollar, Canadian dollar and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2009. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$92,848	$(8,441)	$10,316
Japanese yen	U.S. dollar	(26,153)	2,378	(2,906)
Euro	British pound	15,836	(1,440)	1,760
Taiwanese dollar	U.S. dollar	10,268	(933)	1,141
U.S. dollar	Canadian dollar	8,313	(756)	924
Mexican peso	U.S. dollar	(7,784)	708	(865)
Euro	Swedish krona	(1,520)	138	(169)
Euro	Utd. Arab Emir. Dirham	1,101	(100)	122
Euro	U.S. dollar	(1,041)	95	(116)
Croatian kuna	Euro	(549)	50	(61)
Australian dollar	U.S. dollar	532	(48)	59
		$91,851	$(8,349)	$10,205

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company holds a portion of its cash investments in CNY-denominated deposit accounts. At June 30, 2009, net assets held in CNY totaled $92.8 million.  The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

    The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $54.7 million (41.1 million euros) at June 30, 2009. The notional amount represents the future cash flows under contracts to purchase foreign currencies. Deferred realized losses of $2.2 million are recorded in accumulated other comprehensive loss at June 30, 2009, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $3.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of June 30, 2009 and will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of good sold.

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

    The notional amounts of foreign exchange forward contracts outstanding at June 30, 2009 relating to foreign currency receivables or payables were $10.7 million. Open forward contracts as of June 30, 2009 consisted of contracts in British pounds and Canadian dollars to purchase euros and U.S. dollars at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2009 were $28.8 million. Swap contracts outstanding at June 30, 2009 consisted of contracts in Mexican pesos, Japanese yen and British pounds.

If the U.S. dollar had appreciated by 10% compared with the hedged foreign currency, an unrealized gain of $8.6 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the hedged foreign currency, an $8.0 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2009 and March 31, 2009 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Adverse economic conditions have and could continue to significantly harm our operating results.

The global deterioration of economic conditions, particularly in retail consumer markets, may continue to have the following negative effects on our business, operating results, and financial condition:

•	Reduced sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products as well as a shift in consumer buying patterns toward lower-priced products.

•	Reduced sales to our customers as they lower their required inventory levels.

•	Increased risk of customer bankruptcy or business failures, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

•	Higher costs for customer incentive programs, cooperative marketing arrangements and price protection used to stimulate demand, which lowers our net sales.

•	Increased downward pressure on our product prices as we lower prices to stimulate demand or reduce inventory, or as competitors lower prices to gain market share in slow-growing or shrinking markets.

•	Product returns in excess of our historical experience rate, resulting in higher returns reserves rates.

•	Reduced cash flow due to customer delays or failures in receivables payments.

•	Increased risk of excess and obsolete inventories.

•	Financial distress or bankruptcy of key suppliers, resulting in insufficient product quantities to meet demand for particular products.

•	Increased risk of counterparty failures due to the continuing stress on financial institutions, which may negatively impact cash, cash equivalents and investment securities.

    The continuing global economic recession could have a significant negative impact on our business, operating results, and financial condition, producing results in a given quarter below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

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

•
Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, the weakness in consumer spending caused by the current global economic recession has limited our ability to increase local currency selling prices, which has negatively affected and may continue to negatively affect our ability to offset the impact of currency fluctuations.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations.  In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the second half of fiscal year 2009 and the first quarter of fiscal year 2010, growing economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also led us to increase our customer incentives to stimulate demand, which significantly lowered our overall gross margin.

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

In recent years, we have expanded the categories of products we sell, and entered new markets, such as the market for streaming media devices and home or small business video security systems. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco Systems, Sony and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Pointing Devices, Keyboards and Desktops. Microsoft is our main competitor in the mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, which has impacted our market share in some sales geographies and which could potentially further impact our market share. The notebook peripheral category is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand and we could lose sales, or we may experience a build-up in inventory.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

					Total Number	Approximate
					of Shares	Dollar Value of
					Purchased as	Shares That May
					Part of	Yet Be
	Total Number				Publicly	Purchased
	of Shares	Average Price Paid Per Share			Announced	Under the
Period	Purchased	in USD		in CHF	Programs	Programs
April 1, 2009 - April 30, 2009	-	$-	CHF	-	-	$125,746
May 1, 2009 - May 31, 2009	-	$-	CHF	-	-	125,746
June 1, 2009 - June 30, 2009	-	$-	CHF	-	-	125,746
Total	-	$-	CHF	-	-

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

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.14.1	Executive Officer Base Salary under Form of Employment Agreements dated December 3, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of acting Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and acting Chief Financial Officer.*

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

August 10, 2009