Form 10-Q
period 2009-11-04
LOGITECH INTERNATIONAL SA
filed 2009-11-04
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ¨      No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ¨
Non-accelerated filer (Do not check if a smaller reporting company) ¨	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes   ¨  No ☒

As of  October 30, 2009, there were 175,385,728 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)

Net sales	$498,093	$664,707	$824,203	$1,173,418
Cost of goods sold	346,305	436,633	594,593	771,772
Gross profit	151,788	228,074	229,610	401,646
Operating expenses:
Marketing and selling	68,835	84,740	127,773	162,020
Research and development	31,825	33,351	63,185	66,610
General and administrative	23,739	29,620	44,920	62,929
Restructuring charges	45	-	1,494	-
Total operating expenses	124,444	147,711	237,372	291,559
Operating income (loss)	27,344	80,363	(7,762)	110,087
Interest income, net	639	2,775	1,231	5,327
Other expense, net	(1,438)	(853)	(636)	(292)
Income (loss) before income taxes	26,545	82,285	(7,167)	115,122
Provision for income taxes	5,802	9,974	9,455	13,505
Net income (loss)	$20,743	$72,311	$(16,622)	$101,617

Net income (loss) per share:
Basic	$0.12	$0.41	$(0.09)	$0.57
Diluted	$0.11	$0.39	$(0.09)	$0.55

Shares used to compute net income (loss) per share:
Basic	178,395	178,630	179,058	178,835
Diluted	180,989	183,509	179,058	184,154

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$524,844	$492,759
Short-term investments	-	1,637
Accounts receivable	259,776	213,929
Inventories	239,904	233,467
Other current assets	60,104	56,884
Total current assets	1,084,628	998,676
Property, plant and equipment	97,664	104,132
Goodwill	243,108	242,909
Other intangible assets	27,505	32,109
Other assets	49,092	43,704
Total assets	$1,501,997	$1,421,530

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$291,661	$157,798
Accrued liabilities	154,529	131,496
Total current liabilities	446,190	289,294
Other liabilities	142,370	134,528
Total liabilities	588,560	423,822

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at September 30, 2009 and
March 31, 2009	33,370	33,370
Additional paid-in capital	24,091	45,012
Less shares in treasury, at cost, 16,281,115 at September 30, 2009
and 12,124,078 at March 31, 2009	(395,995)	(341,454)
Retained earnings	1,325,039	1,341,661
Accumulated other comprehensive loss	(73,068)	(80,881)
Total shareholders' equity	913,437	997,708
Total liabilities and shareholders' equity	$1,501,997	$1,421,530

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	September 30,
	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(16,622)	$101,617
Non-cash items included in net income (loss):
Depreciation	26,057	22,501
Amortization of other intangible assets	4,603	3,470
Share-based compensation expense related to options, RSUs and
purchase rights	11,166	11,710
Write-down of investments	-	979
Excess tax benefits from share-based compensation	(1,346)	(6,032)
Loss (gain) on cash surrender value of life insurance policies	(402)	363
Deferred income taxes and other	(274)	3,434
Changes in assets and liabilities:
Accounts receivable	(39,896)	(99,553)
Inventories	(1,011)	(83,760)
Other assets	(8,585)	(13,611)
Accounts payable	130,803	118,930
Accrued liabilities	28,407	23,359
Net cash provided by operating activities	132,900	83,407

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,144)	(25,047)
Proceeds from cash surrender of life insurance policies	813	-
Acquisitions and investments, net of cash acquired	(200)	(31,832)
Premiums paid on cash surrender value life insurance policies	-	(427)
Net cash used in investing activities	(17,531)	(57,306)

Cash flows from financing activities:
Purchases of treasury shares	(101,267)	(76,017)
Proceeds from sale of shares upon exercise of options and purchase rights	12,972	22,355
Excess tax benefits from share-based compensation	1,346	6,032
Net cash used in financing activities	(86,949)	(47,630)

Effect of exchange rate changes on cash and cash equivalents	3,665	(5,592)
Net increase (decrease) in cash and cash equivalents	32,085	(27,121)
Cash and cash equivalents at beginning of period	492,759	482,352
Cash and cash equivalents at end of period	$524,844	$455,231

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	-	-	-	-	-	101,617	-	101,617
Cumulative translation
adjustment	-	-	-	-	-	-	(13,772)	(13,772)
Minimum pension liability adjustment	-	-	-	-	-	-	148	148
Unrealized gain on investment	-	-	-	-	-	-	457	457
Total comprehensive income								88,450
Tax benefit from exercise of
stock options	-	-	6,527	-	-	-	-	6,527
Purchase of treasury shares	-	-	-	2,603	(76,017)	-	-	(76,017)
Sale of shares upon exercise of
options and purchase rights	-	-	(18,375)	(1,876)	40,730	-	-	22,355
Share-based compensation expense
related to employee stock options
and stock purchase rights	-	-	11,824	-	-	-	-	11,824
September 30, 2008	191,606	$33,370	$49,797	13,158	$(373,580)	$1,336,246	$(32,650)	$1,013,183

March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net loss	-	-	-	-	-	(16,622)		(16,622)
Cumulative translation
adjustment	-	-	-	-	-	-	12,046	12,046
Minimum pension liability adjustment	-	-	-	-	-	-	30	30
Net deferred hedging loss	-	-	-	-	-	-	(4,263)	(4,263)
Total comprehensive loss								(8,809)
Purchase of treasury shares	-	-	-	5,838	(101,267)	-	-	(101,267)
Tax benefit from exercise of
stock options	-	-	1,811	-	-	-	-	1,811
Sale of shares upon exercise of
options and purchase rights	-	-	(33,754)	(1,681)	46,726	-	-	12,972
Share-based compensation expense
related to employee stock options,
RSUs and stock purchase rights	-	-	11,022	-	-	-	-	11,022
September 30, 2009	191,606	$33,370	$24,091	16,281	$(395,995)	$1,325,039	$(73,068)	$913,437

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

Net loss for the six months ended September 30, 2009 includes $2.2 million in pretax charges related to restructuring accruals, bonus accruals, and revenue related adjustments from fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of errors to be immaterial to the current and prior quarterly and annual periods.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Subsequent events were evaluated through the time of filing this Form 10-Q with the SEC on November 4, 2009 and are disclosed as applicable in the notes to the consolidated financial statements.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three and six months ended September 30, 2009 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) published FASB Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements.  Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on the Company’s consolidated financial statements.

In October 2009, the FASB published ASU 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-13 and its potential impact on the Company’s consolidated financial statements and disclosures.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$20,743	$72,311	$(16,622)	$101,617
		.
Weighted average shares - basic	178,395	178,630	179,058	178,835
Effect of potentially dilutive stock options
and stock purchase rights	2,594	4,879	-	5,319
Weighted average shares - diluted	180,989	183,509	179,058	184,154

Net income (loss) per share - basic	$0.12	$0.41	$(0.09)	$0.57
Net income (loss) per share - diluted	$0.11	$0.39	$(0.09)	$0.55

    Share equivalents attributable to outstanding stock options and restricted stock units (“RSUs”) of 9,961,610 and 4,997,925 for the three months ended September 30, 2009 and 2008 and 4,635,060 for the six months ended September 30, 2008 were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. Potentially dilutive share equivalents were not considered in the computation of diluted net loss per share for the six months ended September 30, 2009 because their inclusion in calculating a net loss per share would have been anti-dilutive.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$524,844	$-	$-
Investment securities	-	-	1,637
Foreign exchange derivative assets	954	-	-
Total assets at fair value	$525,798	$-	$1,637
Foreign exchange derivative liabilities	$2,162	$-	$-
Total liabilities at fair value	$2,162	$-	$-

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

The Company’s investment securities portfolio as of September 30, 2009 and March 31, 2009 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our investment securities as of September 30, 2009 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process. Management has determined that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the investment securities were reclassified to non-current assets as of June 30, 2009.

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

The following table presents the change in fair value of the Company’s investment securities during the six months ended September 30, 2009:

Balance as of March 31, 2009	$1,637
Unrealized loss	-
Balance as of June 30, 2009	1,637
Unrealized loss	-
Balance as of September 30, 2009	$1,637

The par value of our investment securities portfolio at September 30, 2009 and March 31, 2009 was $47.5 million.

Note 6 — Balance Sheet Components

            The following provides the components of certain balance sheet amounts (in thousands):

	September 30,	March 31,
	2009	2009

Accounts receivable:
Accounts receivable	$383,611	$339,903
Allowance for doubtful accounts	(6,398)	(6,705)
Allowance for returns	(14,216)	(25,470)
Cooperative marketing arrangements	(50,267)	(41,082)
Customer incentive programs	(43,457)	(40,369)
Price protection	(9,497)	(12,348)
	$259,776	$213,929
Inventories:
Raw materials	$36,747	$30,959
Work-in-process	3	19
Finished goods	203,154	202,489
	$239,904	$233,467
Other current assets:
Tax and VAT refund receivables	$21,956	$17,275
Deferred taxes	22,855	25,546
Prepaid expenses and other	15,293	14,063
	$60,104	$56,884
Property, plant and equipment:
Plant and buildings	$59,009	$56,211
Equipment	113,305	108,779
Computer equipment	55,138	49,532
Computer software	64,055	60,259
	291,507	274,781
Less: accumulated depreciation	(210,027)	(188,371)
	81,480	86,410
Construction-in-progress	13,058	14,708
Land	3,126	3,014
	$97,664	$104,132
Other assets:
Deferred taxes	$31,251	$27,718
Cash surrender value of life insurance contracts	10,275	10,685
Investment securities	1,637	-
Deposits and other	5,929	5,301
	$49,092	$43,704
Accrued liabilities:
Accrued marketing expenses	$25,940	$21,984
Accrued personnel expenses	52,452	34,373
Income taxes payable - current	5,950	6,828
Accrued freight and duty	13,050	9,048
Accrued restructuring	423	3,794
Other accrued liabilities	56,714	55,469
	$154,529	$131,496
Long-term liabilities:
Income taxes payable - non-current	$109,386	$101,463
Obligation for management deferred compensation	9,788	10,499
Defined benefit pension plan liability	20,477	19,822
Other long-term liabilities	2,719	2,744
	$142,370	$134,528

The following table presents the changes in the allowance for doubtful accounts during the six months ended September 30, 2009 and 2008 (in thousands):

	September 30,
	2009	2008
Balance as of March 31, 2009	$6,705	$2,497
Bad debt expense	(1,194)	821
Write-offs net of recoveries	446	(161)
Balance as of June 30, 2009	$5,957	$3,157
Bad debt expense	599	20
Write-offs net of recoveries	(158)	(369)
Balance as of September 30, 2009	$6,398	$2,808

Note 7 —Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2009 (in thousands):

Balance as of March 31, 2009	$242,909
Additions	199
Balance as of September 30, 2009	$243,108

Additions to goodwill represented an adjustment related to our acquisition of Ultimate Ears.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2009			March 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$24,472	$(19,333)	$5,139	$24,398	$(18,559)	$5,839
Technology	49,267	(30,009)	19,258	49,268	(26,598)	22,670
Customer contracts	7,018	(3,910)	3,108	7,018	(3,418)	3,600
	$80,757	$(53,252)	$27,505	$80,684	$(48,575)	$32,109

During the six months ended September 30, 2009, changes in the gross carrying value of other intangible assets related to foreign currency translation adjustments.

For the three months ended September 30, 2009 and 2008, amortization expense for other intangibles was $2.2 million and $1.9 million. For the six months ended September 30, 2009 and 2008, amortization expense for other intangible assets was $4.6 million and $3.5 million. The Company expects that amortization expense for the six-month period ending March 31, 2010 will be $4.2 million, and annual amortization expense for fiscal years 2011, 2012, 2013 and 2014 will be $8.5 million, $7.6 million, $5 million and $2.2 million.

Note 8 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $143.2 million at September 30, 2009. There are no financial covenants under these lines of credit with which the Company must comply. At September 30, 2009, the Company had no outstanding borrowings under these lines of credit.

Note 9 — Shareholders’ Equity

Share Repurchases

During the three and six months ended September 30, 2009 and 2008, the Company had the following approved share buyback program in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	June 2010	-	$24,985

In September 2008, the Company’s Board of Directors approved a share buyback program which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of the current share buyback program of $250 million.

During the three and six months ended September 30, 2009 and 2008, the Company repurchased shares under its share buyback program as follows (in thousands):

	Three months ended September 30, (1)				Six months ended September 30, (1)
Date of	2009		2008		2009		2008
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	5,838	$101,267	1,051	$27,000	5,838	$101,267	2,603	$76,017

(1) Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	March 31,
	2009	2009
Cumulative translation adjustment	$(54,353)	$(66,399)
Pension liability adjustments, net of tax of $990 and $990	(15,092)	(15,122)
Unrealized gain on investment	424	424
Net deferred hedging gains (losses)	(4,047)	216
	$(73,068)	$(80,881)

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

The following table summarizes restructuring related activities during the six months ended September 30, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other
Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-
Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-
Balance at September 30, 2009	$423	$374	$58	$(9)

Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

The Company recorded a total of $22.0 million in restructuring charges in the period from January 1, 2009 to September 30, 2009, which included $17.8 million for termination benefits, $0.5 million for asset impairments, $0.3 million for contract termination costs and $3.4 million for other charges, primarily consisting of pension curtailment and settlement costs. In addition, we expect to record approximately $0.6 million in contract termination costs during the remainder of fiscal year 2010. We expect to complete the restructuring in fiscal year 2010.

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of September 30, 2009, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Share-based awards granted to employees and directors include stock options, RSUs granted under the 2006 Stock Incentive Plan and share purchase rights granted under the 2006 ESPP and 1996 ESPP. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of operations for the three and six months ended September 30, 2009 and 2008 (in thousands).

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of goods sold	$628	$669	$1,426	$1,400
Share-based compensation expense included in gross profit	628	669	1,426	1,400

Operating expenses:
Marketing and selling	2,154	1,989	3,913	3,838
Research and development	1,068	1,147	1,909	2,109
General and administrative	1,908	2,018	3,918	4,363
Share-based compensation expense included in operating expenses	5,130	5,154	9,740	10,310
Total share-based compensation expense related to employee
stock options, RSUs and employee stock purchases	5,758	5,823	11,166	11,710
Tax benefit	449	1,241	833	2,198
Share-based compensation expense related to employee stock
options, RSUs and employee stock purchases, net of tax	$5,309	$4,582	$10,333	$9,512

As of  September 30, 2009 and 2008, $0.6 million and $0.8 million of share-based compensation cost was capitalized to inventory. As of September 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $45 million, which is expected to be recognized over the next 34 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended September 30,				Six Months Ended September 30,
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
	2009	2008	2009	2008	2009	2008	2009	2008

Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	3.9 years	3.7 years	6 months	6 months	3.9 years	3.7 years
Expected volatility	71%	41%	48%	35%	71%	45%	48%	34%
Risk-free interest rate	0.21%	1.96%	2.18%	2.97%	0.21%	2.38%	2.13%	2.31%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended September 30,				Six Months Ended September 30,
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans
	2009	2008	2009	2008	2009	2008	2009	2008
Expected forfeitures	0%	0%	10%	7%	0%	0%	10%	7%
Weighted average grant-date
fair value of options granted	$4.20	$7.01	$14.10	$7.39	$4.20	$7.94	$13.87	$7.87

A summary of activity under the stock option plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended September 30,				Six Months ended September 30,
	2009		2008		2009		2008
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Outstanding, beginning of period	17,751	$18	17,033	$18	18,897	$18	17,952	$17
Granted	2,200	$14	146	$25	2,389	$14	452	$28
Exercised	(365)	$9	(492)	$9	(1,034)	$7	(1,544)	$10
Cancelled or expired	(456)	$22	(101)	$26	(1,122)	$23	(276)	$24
Outstanding, end of period	19,130	$18	16,586	$18	19,130	$18	16,584	$18

Exercisable, end of period	10,029	$15	10,357	$12	10,029	$15	10,357	$12

The total pretax intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $3.1 million and $ 7.8 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.7 million and $2.6 million. The total pretax intrinsic value of options exercised during the six months ended September 30, 2009 and 2008 was $7.9 million and $29.2 million and the tax benefit realized for the tax deduction from options exercised during those periods was $1.3 million and $7.8 million. The total fair value of options vested as of September 30, 2009 and 2008 was $54.1 million and $44.5 million.

During the three months ended September 30, 2009, the Company granted time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. The time-based RSUs vest ratably over service periods of four years for employees and one year for non-executive board members. The Company estimates the fair value of these RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of September 30, 2009, total compensation cost related to time-based RSUs not yet recognized was $3.0 million, which is expected to be recognized over the next 45 months.

The Company has also granted performance RSUs to certain senior company executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to these RSUs is recognized over the two year performance period and is included in the total share-based compensation expense disclosed above. As of September 30, 2009, total compensation cost related to performance RSUs not yet recognized was $3.0 million, which is expected to be recognized over the next 21 months.

    The fair value of performance RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2009 Grants	FY 2010 Grants
Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	41%	58%
Risk-free interest rate	1.82%	1.11%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of performance RSUs is the service period at the end of which the RSUs will vest if the minimum performance is achieved. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a two year term.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2009 and 2008 were $1.9 million and $2.0 million and during the six months ended September 30, 2009 and 2008 were $3.5 million and $4.3 million.

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

The net periodic benefit cost for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$874	$614	$1,712	$1,248
Interest cost	352	373	674	758
Expected return on plan assets	(320)	(383)	(586)	(779)
Amortization of net transition obligation	1	1	2	2
Amortization of net prior service cost	34	-	68	-
Recognized net actuarial loss	189	112	414	227
Net periodic benefit cost	$1,130	$717	$2,284	$1,456

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. Prior to the first quarter of fiscal year 2010, the Company’s effective tax rate was calculated using an estimate of its annual pre-tax income. Due to the impact of the economic downturn, management has determined that a reliable estimate of its annual pre-tax income and related annual effective tax rate cannot be made. Therefore, Logitech used the actual year-to-date effective income tax rate for the three and six months ended September 30, 2009. For the three months ended September 30, 2009 and 2008, the income tax provision was $5.8 million and $10.0 million based on effective income tax rates of 21.9% and 12.1%. For the six months ended September 30, 2009 and 2008, the income tax provision was $9.5 million and $13.5 million based on effective income tax rates of 131.9% of net loss and 11.7% of net income. The change in effective tax rates for the three and six months ended September 30, 2009 compared with the same periods in 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

As of September 30, 2009 and March 31, 2009, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $116.2 million and $108.2 million, of which $91.9 million and $88.1 million would affect the effective tax rate if recognized.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2009 and March 31, 2009, the Company had approximately $11.6 million and $10.7 million of accrued interest and penalties related to uncertain tax positions.

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

Note 14 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. These hedging contracts generally mature within six months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three and six months ended September 30, 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $60.5 million (42.2 million euros) at September 30, 2009. There were no such contracts outstanding at September 30, 2008. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2009 and 2008 relating to foreign currency receivables or payables were $19.3 million and $15.0 million. Open forward contracts as of September 30, 2009 consisted of contracts in British pounds and Canadian dollars to purchase euros and U.S. dollars at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2009 and 2008 were $26.1 million and $19.1 million. Swap contracts outstanding at September 30, 2009 consisted of contracts in Mexican pesos, Japanese yen, Canadian dollars and British pounds.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging
instruments:
Cash Flow Hedges	Other assets	$-	Other liabilities	$1,424
		-		1,424

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	Other assets	715	Other liabilities	-
Foreign Exchange Swap Contracts	Other assets	239	Other liabilities	738
		954		738
		$954		$2,162

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended September 30, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging
instruments:
Cash Flow Hedges	$1,264	Cost of goods sold	$(3,373)	Other income/expense	$6
	1,264		(3,373)		6

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	387
Foreign Exchange Swap Contracts	-		-	Other income/expense	(669)
	-		-		(282)
	$1,264		$(3,373)		$(276)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the six months ended September 30, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging
instruments:
Cash Flow Hedges	$(4,263)	Cost of goods sold	$(1,943)	Other income/expense	$(31)
	(4,263)		(1,943)		(31)

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(158)
Foreign Exchange Swap Contracts	-		-	Other income/expense	(1,944)
	-		-		(2,102)
	$(4,263)		$(1,943)		$(2,133)

Note 15 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at September 30, 2009 amounted to $49.0 million.

At September 30, 2009, fixed purchase commitments for capital expenditures amounted to $9.9 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At September 30, 2009, fixed purchase commitments for inventory amounted to $148.0 million, which are expected to be fulfilled by December 31, 2009. The Company also had other commitments totaling $43.0 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At September 30, 2009, there were no outstanding guaranteed purchase obligations. The maximum total potential future payments under three of the four guarantee arrangements is limited to $30.8 million. The fourth guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.2 million as of September 30, 2009. As of September 30, 2009, $5.2 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries. The guarantee does not specify a maximum amount. As of September 30, 2009, there were no outstanding amounts under this guarantee.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40.0 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of September 30, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition and results of operations. The Company’s accruals for lawsuits and claims as of September 30, 2009 were not material.

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

Retail and OEM net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
EMEA	$229,394	$309,815	$354,547	$512,878
Americas	177,526	233,818	297,941	436,767
Asia Pacific	91,173	121,074	171,715	223,773
Total net sales	$498,093	$664,707	$824,203	$1,173,418

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for the three months ended September 30, 2009, and no single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the six months ended September 30, 2009 or the three and six months ended September 30, 2008. One customer group represented 14% and 15% of net sales in the three months ended September 30, 2009 and 2008 and one customer group represented 13% and 15% of net sales in the six months ended September 30, 2009 and 2008.

Net sales by product family were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Retail - Pointing Devices	$130,611	$178,089	$220,847	$324,446
Retail - Keyboards & Desktops	79,906	111,073	137,915	206,029
Retail - Audio	121,001	116,812	193,121	200,030
Retail - Video	58,263	70,288	101,077	127,477
Retail - Gaming	28,493	39,030	45,642	69,539
Retail - Remotes	24,428	28,924	27,866	55,863
OEM	55,391	120,491	97,735	190,034
Total net sales	$498,093	$664,707	$824,203	$1,173,418

Long-lived assets by geographic region were as follows (in thousands):

	September 30,	March 31,
	2009	2009
EMEA	$13,034	$13,947
Americas	39,882	40,093
Asia Pacific	48,554	53,541
Total long-lived assets	$101,470	$107,581

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at September 30, 2009 and March 31, 2009.

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

We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels were 88% and 84% of our net sales for the six months ended September 30, 2009 and 2008. The large majority of our revenues are derived from sales of our products for use by consumers.

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

Summary of Financial Results

Our total net sales (retail and OEM) for the three and six months ended September 30, 2009 decreased 25% and 30% compared with the three and six months ended September 30, 2008. Retail sales decreased 26% in the six months ended September 30, 2009 compared with the same period in the prior year, and were down 19% in the three months ended September 30, 2009. Although the global economic recession continues to affect our retail sales, the impact has lessened from the fiscal quarter ended June 30, 2009, when retail sales declined 35% compared with the same period in the prior fiscal year. Retail units sold in the three months and six months ended September 30, 2009 decreased 14% and 18% compared with the prior year.

OEM sales decreased 54% and 49% in the three and six months ended September 30, 2009 compared with the same periods in the prior fiscal year. OEM units sold decreased 40% and 37% in the same periods. The substantial decline in OEM sales was related to console microphones, which sold well in the prior fiscal year, but have reached the latter stages of the typical gaming sales cycle in the current fiscal year.

Retail sales in our Europe-Middle East-Africa (“EMEA”), Americas and Asia Pacific regions decreased 30%, 21% and 25% in the six months ended September 30, 2009, and 24%, 5% and 28% in the three months ended September 30, 2009, compared with the three and six months ended September 30, 2008.

Our gross margins for the three and six months ended September 30, 2009 were 30.5% and 27.9% compared with 34.3% and 34.2% in the same periods of the prior fiscal year. Net income for the three months ended September 30, 2009 was $20.7 million, and net loss for the six months ended September 30, 2009 was $16.6 million, compared with net income of $72.3 million and $101.6 million in the three and six months ended September 30, 2008. The return to profitability in the second quarter of fiscal year 2010 was primarily the result of the improvement in gross margin over the preceding fiscal quarter and our continuing cost reduction efforts.

Trends in Our Business

We have a large and varied portfolio of product lines, grouped in several product families. Within and subject to the recent general trend of decreasing total sales caused by the global economic recession, we believe that normal increases or decreases in the retail sales level of a product family are dependent on the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, competitive activity in the product family, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, causing our overall product mix to shift both between and within product lines, and we expect these types of trends to continue under all economic conditions.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products for notebook PCs and other mobile devices, as well as for emerging product categories which are not PC-dependent.

In our OEM channel, the shift away from desktop PCs has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 12% and 16% of total revenues during the six months ended September 30, 2009 and 2008.  We expect the trend of slowing OEM mice sales to continue. Our OEM sales were growing in fiscal year 2008 despite the decline in sales of mice due to our sales of microphones for use with particular game titles for gaming consoles. However, these sales have declined as the game titles have reached the latter stages of the typical gaming cycle. We believe future OEM sales growth depends on the development of new game titles or other products, consumers’ purchase activity, and manufacturers’ decisions to combine our products with theirs, none of which is assured to occur.

    Most of our revenue comes from sales to our retail channels, which resell to consumers and other retailers. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers choose to maintain. We use sell-through data, which represents the rate at which our products are sold through by our retailer customers to consumers and by our distributor customers to retailers, to indicate consumer demand for our products. However, sell-through data is subject to limitations due to collection methods and the third-party nature of the data, and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.  In the last quarter of fiscal year 2009 and the first quarter of fiscal year 2010, our net sales declined faster than consumer demand as reflected in sell-through data, as our customers decreased their inventory levels by purchasing products from us at a lower rate than our products were sold through by our retailer customers to consumers and by our distributor customers to retailers. In the second quarter of fiscal year 2010, we believe most of our customers’ inventory levels have been substantially aligned with current and expected consumer demand in the EMEA and Americas regions. We anticipate alignment in the Asia Pacific region to be completed in the next fiscal quarter.

Although our financial results are reported in U.S. dollars, approximately half of our sales are made in currencies other than the U.S. dollar, such as the euro, British pound, Chinese renminbi and Japanese yen. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Swiss francs, Taiwanese dollars, Chinese renminbi and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which  our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. In the six months ended September 30, 2009, the impact of foreign currency exchange rates on our results of operations was not material.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. Gross margins declined in the six months ended September 30, 2009, compared with the same period in the prior fiscal year, due to product mix, increased promotional efforts in response to lower consumer demand and the effect on net sales of foreign currency rate fluctuations. Gross margin improved in the three months ended September 30, 2009 compared with the three months ended June 30, 2009, indicating decreasing promotional pressures.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the six months ended September 30, 2009 and 2008, the income tax provision was $9.5 million and $13.5 million based on effective income tax rates of 131.9% of net loss and 11.7% of net income. The change in effective tax rate for the six months ended September 30, 2009 and 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. We expect future effective tax rates to fluctuate for similar reasons.

In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which included a reduction in Logitech’s salaried workforce and other actions aimed at reducing operating expenses. We incurred $20.5 million in pre-tax restructuring charges in the fourth quarter of fiscal year 2009 and $1.5 million in the six months ended September 30, 2009 related to employee termination costs, contract termination costs and other associated costs. We expect to incur an additional $0.6 million or less related to contract termination and associated costs in the remaining quarters of fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. In the event that the current economic conditions significantly worsen, additional restructuring measures may be required in the future.

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

There have been no significant changes during the six months ended September 30, 2009 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) published FASB Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements.  Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on the Company’s consolidated financial statements.

In October 2009, the FASB published ASU 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-13 and its potential impact on the Company’s consolidated financial statements and disclosures.

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change %	2009	2008	Change %
Net sales by channel:
Retail	$442,702	$544,216	(19%)	$726,468	$983,384	(26%)
OEM	55,391	120,491	(54%)	97,735	190,034	(49%)
Total net sales	$498,093	$664,707	(25%)	$824,203	$1,173,418	(30%)

The decline in retail sales for the three and six months ended September 30, 2009 compared with 2008 was primarily due to consumers’ reluctance to spend, their buying preference for lower-price products and their strong response to promotions, as well as our customers’ alignment of inventory levels with consumer demand, all factors which are attributable to the global economic downturn. Retail units sold declined 14% and 18% in the three and six months ended September 30, 2009, reflecting consumers’ inclination towards Logitech’s value-priced products.

The significant decline in OEM sales for the three and six months ended September 30, 2009 compared with 2008 was attributable to the popularity of our console microphones in 2008, which in 2009 have reached the latter stages of the typical gaming sales cycle. The quarter over prior year quarter OEM sales decline is expected to continue in the three months ended December 31, 2009.

Approximately 51% and 52% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three and six months ended September 30, 2009 compared with approximately 58% in both the three and six months ended September 30, 2008. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2009 and 2008, our total sales decline would have been 24% and 28% instead of 25% and 30%.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and six months ended September 30, 2009 compared with the three and six months ended September 30, 2008.

	Three months ended	Six months ended
	September 30, 2009	September 30, 2008
Change in retail sales by region:
EMEA	(24%)	(30%)
Americas	(5%)	(21%)
Asia Pacific	(28%)	(25%)
Total net sales	(19%)	(26%)

For the three and six months ended September 30, 2009 compared with 2008, the EMEA region experienced sales decreases in all product families, as the effects of the global economic downturn continued. Based on retail sell-through data for the three month period, we believe our EMEA channel partners were achieving improved alignment between their inventory levels and consumer demand. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2009 and 2008, the EMEA region sales declines would have been 21% and 25%.

The Americas region had modest positive sales growth for the three months ended September 30, 2009 in the audio and remotes product families. For the six months ended September 30, 2009, retail sales in the Americas region declined over the prior year in all product families. Retail sell-through for the three month period in the Americas region reflected improved alignment of our channel partners’ inventory levels with consumer demand. Foreign currency exchange rates had no significant effect on retail sales in the Americas region.

Retail sales in the Asia Pacific region declined in all product families except audio during the three and six months ended September 30, 2009 compared with the same period in the prior fiscal year.  Sell-through data for the three month period in the Asia Pacific region indicated continued weakness in consumer demand and further efforts by our channel partners related to inventory management. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2009 and 2008, the Asia Pacific region sales declines would have been 29% and 26%.

Net Sales by Product Family

Net sales by product family during the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change %	2009	2008	Change %
Net sales by product family:
Retail - Pointing Devices	$130,611	$178,089	(27%)	$220,847	$324,446	(32%)
Retail - Keyboards & Desktops	79,906	111,073	(28%)	137,915	206,029	(33%)
Retail - Audio	121,001	116,812	4%	193,121	200,030	(3%)
Retail - Video	58,263	70,288	(17%)	101,077	127,477	(21%)
Retail - Gaming	28,493	39,030	(27%)	45,642	69,539	(34%)
Retail - Remotes	24,428	28,924	(16%)	27,866	55,863	(50%)
OEM	55,391	120,491	(54%)	97,735	190,034	(49%)
Total net sales	$498,093	$664,707	(25%)	$824,203	$1,173,418	(30%)

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

Retail-Pointing Devices

Retail units of our pointing devices decreased 17% and 24% in the three and six months ended September 30, 2009 compared with the same periods in 2008. Sales of cordless mice decreased 26% and 30%, and units decreased 8% and 14%. Sales of corded mice decreased 31% and 35%, and units decreased 21% and 29%.

Retail-Keyboards and Desktops

 Retail unit sales of keyboards and desktops decreased 24% in the three months ended September 30, 2009 and 26% during the six months ended September 30, 2009 compared with the same periods in the prior fiscal year. Cordless keyboards and desktops sales declined 34% and 42%, with units decreasing 17% and 25%. Sales of corded keyboards and desktops decreased 23% and units decreased 29% in both the three months and six months ended September 30, 2009 compared with the prior year.

Retail Audio

Retail unit sales of our audio products increased 9% in the three months and 7% in the six months ended September 30, 2009 compared with the prior fiscal year. Digital music speaker sales increased 47% in the three month period and 20% in the six month period, with units increasing 74% and 35%, based on the popularity of our Pure-Fi Anywhere speakers. PC headsets increased 14% in dollars and 13% in units in the quarter and 15% in dollars and units in the six months compared with the prior year, led by the new G35 Surround Sound headset. Our Ultimate Ears line of in-ear monitors and earphones also made a positive contribution to sales in both the three and six month periods.

Retail Video

Video unit sales declined 5% and 9% in the three and six months ended September 30, 2009 compared with the prior fiscal year. While products such as our Quickcam Pro 9000 sold well, our higher-priced WiLife video monitoring products struggled in the current price-conscious market.

Retail Gaming

Without the support of new or growing game titles, retail unit sales of our gaming peripherals decreased 37% and 38% in the three and six months ended September 30, 2009 compared with the same period in 2008. PC gaming sales decreased 24% and 23% in the three and six months, with units decreasing 35% and 34%. Console gaming sales declined 57% and 40% in the same periods, with units decreasing 42% and 45%.

Retail Remotes

Retail remote unit sales decreased 36% and 43% in the three and six months ended September 30, 2009 compared with 2008, reflecting consumers’ reluctance to purchase discretionary, premium-segment products, as well as our customers’ alignment of inventory levels with consumer demand .

OEM

OEM unit sales dropped 40% in the three months and 37% in the six months ended September 30, 2009 compared with the same period in 2008, due to the decline in sales of our microphones, which have reached the latter stages of the typical gaming sales cycle.

Gross Profit

Gross profit for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change

Net sales	$498,093	$664,707	(25%)	$824,203	$1,173,418	(30%)
Cost of goods sold	346,305	436,633	(21%)	594,593	771,772	(23%)
Gross profit	$151,788	$228,074	(33%)	$229,610	$401,646	(43%)
Gross margin	30.5%	34.3%	(11%)	27.9%	34.2%	(18%)

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit declined 33% and 43% in the three and six months ended September 30, 2009 compared with the same period in the prior fiscal year. The declines in gross margin for both the three and six months ended September 30, 2009 were primarily due to lower net sales, a shift in product mix both between and within product categories, and the effect on net sales of the stronger U.S. dollar compared with the prior fiscal year.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2009 and September 30, 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change

Marketing and selling	$68,835	$84,740	(19%)	$127,773	$162,020	(21%)
% of net sales	14%	13%		16%	14%
Research and development	31,825	33,351	(5%)	63,185	66,610	(5%)
% of net sales	6%	5%		8%	6%
General and administrative	23,739	29,620	(20%)	44,920	62,929	(29%)
% of net sales	5%	4%		5%	5%
Restructuring charges	45	-		1,494	-
% of net sales	0%	0%		0%	0%
Total operating expenses	$124,444	$147,711	(16%)	$237,372	$291,559	(19%)

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses decreased 19% and 21% in the three and six months ended September 30, 2009 compared with the same period in the prior fiscal year partly due to a 14% reduction in headcount. Travel expenses also decreased, reflecting the reduction in headcount and cost management efforts. Advertising expenses in the three and six months ended September 30, 2009 were lower due to a major ad campaign and brand initiative that occurred in the prior year. Marketing development funds, trade shows and consumer promotion expenses decreased in the three and six months ended September 30, 2009 compared with the prior year, due to the alignment of promotional expenditures with current sales levels and targeted product promotion activities which occurred in the prior year. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2009 and 2008, the decrease in marketing and selling expenses would have been  17% and 18% instead of 19% and 21%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 5% reduction in research and development expense for both the three and six months ended September 30, 2009 compared with the same period in the prior year reflects a 10% reduction in headcount combined with lower travel expenses as a result of our cost management efforts. The decline in research and development expense is smaller than the declines in marketing and selling or general and administrative due to our commitment to continued investment in product innovation. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2009 and 2008, the decrease in research and development expenses would have been 3% instead of 5%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense declined 20% and 29% in the three and six months ended September 30, 2009 compared with the same period in the prior fiscal year primarily due to the 28% reduction in headcount. Decreases in consulting, travel and occupancy expenses resulting from lower headcount and cost management efforts also contributed to the decline. The decrease in general and administrative expenses for the three months ended September 30, 2009 would not have changed if foreign currency exchange rates had been the same as the three months ended September 30, 2008. If foreign currency exchange rates had been the same in the six months ended September 30, 2009 and 2008, the decrease in general and administrative expenses would have been 28% instead of 29%.

Restructuring Charges

Restructuring charges consist of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. We completed a majority of the restructuring activity during the fourth quarter of fiscal year 2009, incurring costs of $22.0 million in the period from January 1, 2009 to September 30, 2009. We expect to complete the restructuring by the end of fiscal year 2010, and record approximately $0.6 million in additional contract termination costs.

The following table summarizes restructuring related activities during the six months ended September 30, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other
Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-
Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-
Balance at September 30, 2009	$423	$374	$58	$(9)

Interest Income, Net

Interest income and expense for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change

Interest income	$650	$2,777	(77%)	$1,244	$5,457	(77%)
Interest expense	(11)	(2)	(450%)	(13)	(130)	90%
Interest income, net	$639	$2,775	(77%)	$1,231	$5,327	(77%)

Interest income was lower for the three and six months ended September 30, 2009 despite higher invested balances due to significantly lower interest rates compared with the prior year.

Other Expense, Net

Other income and expense for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change

Foreign currency exchange gains
(losses), net	$(2,275)	$(220)	934%	$(1,138)	$1,171	(197%)
Insurance investment income (loss)	786	(50)	(1672%)	404	(365)	(211%)
Write-down of investments	-	(403)	(100%)	-	(978)	(100%)
Other, net	51	(180)	(128%)	98	(120)	(181%)
Other expense, net	$(1,438)	$(853)	69%	$(636)	$(292)	117%

The increase in foreign currency exchange losses in the three and six months ended September 30, 2009 resulted from higher losses experienced on balances denominated in currencies other than the functional currency of a particular subsidiary.

Insurance investment income or loss represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of the Company’s subsidiaries.

During the three and six months ended September 30, 2008, we recorded unrealized losses of $0.4 million and $1.0 million related to other-than-temporary declines in the estimated fair value of our  auction-rate investment securities.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2009	2008	Change	2009	2008	Change

Provision for income taxes	$5,802	$9,974	(42%)	$9,455	$13,505	(30%)
Effective income tax rate	21.9%	12.1%		(131.9%)	11.7%

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

Prior to the first quarter of fiscal year 2010, the Company’s effective tax rate was calculated using an estimate of its annual pre-tax income. Due to the impact of the economic downturn, management has determined that a reliable estimate of its annual pre-tax income and related annual effective tax rate cannot be made. Therefore, Logitech used the actual year-to-date effective income tax rate for the three and six months ended September 30, 2009.

The change in effective tax rates for the three and six months ended September 30, 2009 compared with the same periods in 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2009, net working capital was $638.4 million, compared with $709.4 million at March 31, 2009. Although cash balances increased over March 31, 2009, working capital decreased due to higher accounts payable, as production increased in preparation for the holiday selling season.

During the six months ended September 30, 2009, operating activities generated cash of $132.9 million. Our largest sources of operating cash flows were increased accounts payable and accrued liabilities. We invested $18.1 million during the six months ended September 30, 2009 in capital expenditures for tooling costs, computer hardware, and software. Net cash used in financing activities was $86.9 million, primarily due to the purchase of treasury stock, offset in part by proceeds from employee stock purchases and the exercise of stock options.

At September 30, 2009, we had cash and cash equivalents of $524.8 million and investment securities of $1.6 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Investment securities are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its investment securities as Level 3 within the fair value hierarchy. During the six months ended September 30, 2009, Logitech’s management decided that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the securities were reclassified from short-term investments to non-current assets. Further changes in the fair value of these investment securities would not materially affect the Company’s liquidity or capital resources.

The Company has credit lines with several European and Asian banks totaling $143.2 million as of September 30, 2009. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At September 30, 2009, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these lines of credit with which the Company must comply.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2009 and 2008 (dollars in thousands):

	September 30,
	2009		2008
Accounts receivable, net	$259,776		$467,499
Inventories	239,904		323,673
Working capital	638,438		744,976
Days sales in accounts receivable (DSO) (1)	47 days		63 days
Inventory turnover (ITO) (2)	5.8	x	5.4	x
Net cash provided by operating activities	$132,900		$83,407

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities increased to $132.9 million in the six months ended September 30, 2009, from $83.4 million for the same period in the prior year. The increased cash flow resulted from lower inventory levels and increased accounts payable.

DSO for the three months ended September 30, 2009 was 16 days lower than the same period in the prior year, primarily due to lower sales levels resulting from the economic downturn. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season.  Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the six months ended September 30, 2009 improved over the six months ended September 30, 2008, as we reduced inventory levels in line with the weak demand environment and our channel partners’ efforts to reduce their inventory.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Six months ended September 30,
	2009	2008
Purchases of property, plant and equipment	$(18,144)	$(25,047)
Acquisitions, net of cash acquired	(200)	(31,832)
Proceeds from cash surrender of life insurance policies	813	-
Premiums paid on cash surrender value life insurance policies	-	(427)
Net cash used in investing activities	$(17,531)	$(57,306)

Our capital expenditures during the six months ended September 30, 2009 and 2008 were principally for computer hardware and software purchases and normal expenditures for tooling. Purchasing activity was lower in the six months ended September 30, 2009, as we focused our cash outlays on critical capital needs.

In the six months ended September 30, 2008, we acquired the Ultimate Ears companies for $31.8 million.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the six months ended September 30, 2009 and 2008 (in thousands except per share amounts):

	Six months ended September 30,
	2009	2008
Purchases of treasury shares	$(101,267)	$(76,017)
Proceeds from sale of shares upon exercise of options and purchase rights	12,972	22,355
Excess tax benefits from share-based compensation	1,346	6,032
Net cash used in financing activities	$(86,949)	$(47,630)

	Six months ended September 30,
	2009	2008
Number of shares repurchased	5,838	2,603
Value of shares repurchased	$101,267	$76,017
Average price per share	$17.35	$29.20

During the six months ended September 30, 2009, we repurchased 5.8 million shares for $101.3 million under the Company’s June 2007 buyback program.  The sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans realized $13.0 million.  Tax benefits recognized on the exercise of share-based payment awards provided $1.3 million.

During the six months ended September 30, 2008, we repurchased 2.6 million shares for $76.0 million under our June 2007 buyback program. The sale of shares upon exercise of options realized $22.4 million. In addition, cash of $6.0 million was provided by tax benefits recognized on the exercise of share-based payment awards.

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

In June 2007, we announced the approval by our Board of Directors of a share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at September 30, 2009 was $25 million. The program expires in June 2010. We lowered our share repurchase activity beginning in the second half of fiscal year 2009 in order to maximize our cash position. Beginning July 29, 2009, the Company resumed the repurchase of its shares under the June 2007 share repurchase program and repurchased 5.8 million shares on the open market for $101.3 million, calculated based on exchange rates on the repurchase dates.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares.  The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

In January 2009, Logitech initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We incurred pre-tax restructuring charges of $20.5 million and $1.5 million in the three months ended March 31, 2009 and the six months ended September 30, 2009. We expect to incur up to $0.6 million additional restructuring costs during the remainder of fiscal year 2010. The restructuring plan is expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The size and timing of future restructuring charges and cost savings are estimates subject to significant future economic, competitive and other uncertainties, and there can be no assurance that we will fully realize the anticipated future results. If economic conditions were to significantly worsen, further actions to reduce costs might be required.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40.0 million or less. The total performance-based payment amount, if any, will be recorded in goodwill and will not be final until the end of calendar year 2009. As of September 30, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

In fiscal year 2009, the U.S. Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. As of September 30, 2009, the Company is not able to estimate the potential future liability, if any, which may result from this examination.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $200.6 million in fiscal year 2009 and $132.9 million in the six months ended September 30, 2009. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of September 30, 2009, the Company’s outstanding contractual obligations and commitments included the following (in thousands), in addition to the performance based payments we may have to make as part of our acquisition agreements described above:

September 30, 2009
Operating leases	$48,993
Purchase commitments - inventory	148,092
Purchase obligations - capital expenditures	9,930
Purchase obligations - operating expenses	43,093
Income taxes payable - non-current	109,386
Obligation for management deferred compensation	9,788
Defined benefit pension plan liability	20,477
Other long-term liabilities	2,719
Total contractual obligations and commitments	$392,478

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2027.

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, and are expected to be fulfilled by December 31, 2009. Purchase obligations for future capital expenditures support product development activities and ongoing and expanded operations. At September 30, 2009, these purchase obligations primarily related to commitments for manufacturing equipment and tooling. Purchase obligations for operating expenses related to consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At September 30, 2009, there were no outstanding guaranteed purchase obligations. The maximum total potential future payments under three of the four guarantee arrangements is limited to $30.8 million. The fourth guarantee is limited to purchases of specified components from the named supplier. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.2 million as of September 30, 2009. As of September 30, 2009, $5.2 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries. The guarantee does not specify a maximum amount. As of September 30, 2009, there were no outstanding amounts under this guarantee.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2009. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$38,740	$(3,522)	$4,304
euro	British pound	22,651	(2,059)	2,517
Taiwanese dollar	U.S. dollar	11,590	(1,054)	1,288
Japanese yen	U.S. dollar	(14,226)	1,293	(1,581)
U.S. dollar	Canadian dollar	10,360	(942)	1,151
Mexican peso	U.S. dollar	(8,543)	777	(949)
Swiss franc	euro	(3,287)	299	(365)
euro	Swedish krona	(2,330)	212	(259)
euro	U.S. dollar	(1,273)	116	(141)
euro	Utd. Arab Emir. dirham	893	(81)	99
U.S. dollar	Hong Kong dollar	(860)	78	(96)
euro	Czech koruna	(693)	63	(77)
euro	Polish zloty	(640)	58	(71)
U.S. dollar	Swiss franc	551	(50)	61
		$52,933	$(4,812)	$5,881

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company holds a portion of its cash investments in CNY-denominated deposit accounts. At September 30, 2009, net assets held in CNY totaled $39 million.  The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $60.5 million (42.2 million euros) at September 30, 2009. The notional amount represents the future cash flows under contracts to purchase foreign currencies. Deferred realized losses of $2.6 million are recorded in accumulated other comprehensive loss at September 30, 2009, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.4 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of September 30, 2009 and will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of good sold.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2009 relating to foreign currency receivables or payables were $19.3 million. Open forward contracts as of September 30, 2009 consisted of contracts in British pounds and Canadian dollars to purchase euros and U.S. dollars at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2009 were $26.1 million. Swap contracts outstanding at September 30, 2009 consisted of contracts in Mexican pesos, Japanese yen, Canadian dollars and British pounds.

If the U.S. dollar had appreciated by 10% compared with the hedged foreign currency, an unrealized gain of $7.3 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the hedged foreign currency, an $11.8 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2009 and March 31, 2009 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The strength and timing of the anticipated improvement of our business is uncertain, and economic conditions have and could continue to significantly harm our operating results.

The global economic recession has had a significant negative impact on our business.  We anticipate that our business and operating results will improve, in part as a result of the steps we have taken in response to general economic conditions.  However, the strength and precise timing of the anticipated improvement of our business is uncertain. In addition, the recession may continue to have the following negative effects on our business, operating results, and financial condition:

•	Reduced sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products as well as a shift in consumer buying patterns toward lower-priced products.

•	Reduced sales to those customers that continue to lower their required inventory levels.

•	Risk of further customer bankruptcy or business failures, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

•	Higher costs for customer incentive programs, cooperative marketing arrangements and price protection used to stimulate demand, which lowers our net sales.

•	Increased downward pressure on our product prices as we lower prices to stimulate demand or reduce inventory, or as competitors lower prices to gain market share in slow-growing or shrinking markets.

•	Product returns in excess of our historical experience rate, resulting in higher returns reserves rates.

•	Risk of excess and obsolete inventories.

•	Financial distress or bankruptcy of key suppliers, resulting in insufficient product quantities to meet demand for particular products.

•	Risk of counterparty failures due to continuing stress on financial institutions, which may negatively impact cash, cash equivalents and investment securities.

If our business does not improve as we expect, or if global economic conditions deteriorate, our operating results in a given quarter could be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations.  In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the second half of fiscal year 2009 and the first half of fiscal year 2010, economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also led us to increase our customer incentives to stimulate demand, which significantly lowered our overall gross margin.

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

In recent years, we have expanded the categories of products we sell, and entered new markets, such as the markets for streaming media devices and for home or small business video security systems. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco Systems, Sony and others, have greater financial, technical, sales, marketing and other resources than we have.

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

In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals.  We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable.  However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs.  As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline.  If we do not successfully innovate and market products designed for notebook PCs and other mobile devices, or if general consumer demand for peripherals for use with notebook PCs and mobile devices does not increase, our business and results of operations could be significantly harmed.

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

Our product portfolio includes products designed for use with third-party platforms, such as Apple iPod, Microsoft Xbox, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

Our principal manufacturing operations and third-party contract manufacturers are located in China. Our manufacturing operations in Suzhou, China could be severely impacted by changes in the interpretation and enforcement of legal standards, by strains on China’s transportation, communications, trade, public health and other infrastructures, by conflicts, embargoes, disagreements or increased tensions between China and Taiwan, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
		in USD	in CHF
July, 2009	-	-	-	-	$126,025
August, 2009	3,325	$16.82	CHF 17.99	3,325	70,224
September, 2009	2,513	$18.04	CHF 19.09	2,513	24,985
Total	5,838	$17.35	CHF 18.46	5,838

The repurchases were made pursuant to the share buyback program of $250 million approved in June 2007, which is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual General Meeting of Shareholders on September 1, 2009. At the meeting, our shareholders voted on the following seven proposals and cast their votes as follows:

Proposal 1: Approval of the Annual Report, the Compensation Report, the consolidated financial statements and the statutory financial statements of Logitech International S.A. for fiscal year 2009

For	Against	Abstain	Non-Votes
72,127,983	98,994	1,594,013	0
99.86%	0.14%	N/A	N/A

Proposal 2: Advisory vote on compensation philosophy, policies and practices

For	Against	Abstain	Non-Votes
71,315,314	1,985,103	520,573	0
97.29%	2.71%	N/A	N/A

Proposal 3: Appropriation of retained earnings without payment of a dividend

For	Against	Abstain	Non-Votes
72,071,718	1,610,655	137,792	0
97.81%	2.19%	N/A	N/A

Proposal 4: Increase of the number of shares available for issuance under the 2006 Stock Incentive Plan

For	Against	Abstain	Non-Votes
44,569,727	19,941,905	324,835	8,983,198
69.09%	30.91%	N/A	N/A

Proposal 5: Release of the Board of Directors and Executive Officers for activities during fiscal year 2009

For	Against	Abstain	Non-Votes
61,685,410	553,066	380,718	0
99.11%	0.89%	N/A	N/A

Proposal 6.1: Re-election of Mr. Erh-Hsun Chang

For	Against	Abstain	Non-Votes
73,141,310	323,905	353,927	0
99.56%	0.44%	N/A	N/A

Proposal 6.2: Re-election of Mr. Kee-Lock Chua

For	Against	Abstain	Non-Votes
73,224,332	241,795	353,015	0
99.67%	0.33%	N/A	N/A

Proposal 7: Re-election of PricewaterhouseCoopers SA as auditors

For	Against	Abstain	Non-Votes
73,495,104	199,124	124,914	0
99.73%	0.27%	N/A	N/A

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1	Representative form of Stock Option Agreement for non-executive Board members under the Logitech International S.A. 2006 Stock Incentive Plan

10.2	Representative form of Stock Option Agreement for employees, including executive officers, under the Logitech International S.A. 2006 Stock Incentive Plan

10.3	Representative form of Restricted Stock Unit Agreement for non-executive Board members under the Logitech International S.A. 2006 Stock Incentive Plan

10.4	Representative form of Restricted Stock Unit Agreement for executive officers under the Logitech International S.A. 2006 Stock Incentive Plan

10.5	Compensation terms for non-executive Board members for the September 2009 - September 2010 Board Year

10.14.1	Executive Officer base salary, duties and authority under form of employment agreements dated December 3, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer**

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

LOGITECH INTERNATIONAL S.A.

/s/ Gerald P. Quindlen
Gerald P. Quindlen President and Chief Executive Officer

/s/ Erik K. Bardman
Erik K. Bardman Senior Vice President of Finance and Chief Financial Officer

November 4, 2009