Form 10-Q
period 2009-12-31
LOGITECH INTERNATIONAL SA
filed 2010-02-02
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
            (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes      No

As of January 22, 2010, there were 175,771,554 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)

Net sales	$617,101	$627,466	$1,441,304	$1,800,884
Cost of goods sold	408,137	439,970	1,002,730	1,211,742
Gross profit	208,964	187,496	438,574	589,142
Operating expenses:
Marketing and selling	87,322	86,046	215,095	248,066
Research and development	32,931	32,401	96,116	99,011
General and administrative	30,284	26,273	75,204	89,202
Restructuring charges	-	-	1,494	-
Total operating expenses	150,537	144,720	387,909	436,279
Operating income	58,427	42,776	50,665	152,863
Interest income, net	414	2,212	1,645	7,539
Other income, net	3,052	8,101	2,416	7,809
Income before income taxes	61,893	53,089	54,726	168,211
Provision for income taxes	4,807	12,596	14,262	26,101
Net income	$57,086	$40,493	$40,464	$142,110

Net income per share:
Basic	$0.33	$0.23	$0.23	$0.80
Diluted	$0.32	$0.22	$0.22	$0.77

Shares used to compute net income per share:
Basic	175,426	178,497	177,829	178,721
Diluted	177,668	181,145	179,866	183,484

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$281,052	$492,759
Short-term investments	-	1,637
Accounts receivable	248,625	213,929
Inventories	235,012	233,467
Other current assets	71,803	56,884
Total current assets	836,492	998,676
Property, plant and equipment	92,452	104,132
Goodwill	547,816	242,909
Other intangible assets	102,307	32,109
Other assets	66,798	43,704
Total assets	$1,645,865	$1,421,530

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$316,651	$157,798
Accrued liabilities	192,234	131,496
Total current liabilities	508,885	289,294
Other liabilities	155,811	134,528
Total liabilities	664,696	423,822

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at December 31, 2009 and
March 31, 2009	33,370	33,370
Additional paid-in capital	25,982	45,012
Less shares in treasury, at cost, 15,981,692 at December 31, 2009
and 12,124,078 at March 31, 2009	(387,833)	(341,454)
Retained earnings	1,382,125	1,341,661
Accumulated other comprehensive loss	(72,475)	(80,881)
Total shareholders' equity	981,169	997,708
Total liabilities and shareholders' equity	$1,645,865	$1,421,530

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	December 31,
	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net income	$40,464	$142,110
Non-cash items included in net income:
Depreciation	41,852	33,850
Amortization of other intangible assets	7,602	5,808
Share-based compensation expense related to options, RSUs and
purchase rights	17,249	17,952
Write-down of investments	-	1,764
Excess tax benefits from share-based compensation	(1,708)	(6,641)
Loss (gain) on cash surrender value of life insurance policies	(1,216)	1,440
In-process research and development	-	1,000
Deferred income taxes and other	(23,414)	(3,495)
Changes in assets and liabilities:
Accounts receivable	(22,470)	(10,916)
Inventories	19,405	(100,063)
Other assets	12,314	(7,058)
Accounts payable	151,042	75,945
Accrued liabilities	58,230	23,273
Net cash provided by operating activities	299,350	174,969

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,438)	(38,631)
Proceeds from cash surrender of life insurance policies	813	-
Acquisitions and investments, net of cash acquired	(388,807)	(64,430)
Premiums paid on cash surrender value life insurance policies	-	(427)
Net cash used in investing activities	(414,432)	(103,488)

Cash flows from financing activities:
Repayment of short and long-term debt	(13,601)	-
Purchases of treasury shares	(101,267)	(78,870)
Proceeds from sale of shares upon exercise of options and purchase rights	15,979	23,496
Excess tax benefits from share-based compensation	1,708	6,641
Net cash used in financing activities	(97,181)	(48,733)

Effect of exchange rate changes on cash and cash equivalents	556	(24,924)
Net decrease in cash and cash equivalents	(211,707)	(2,176)
Cash and cash equivalents at beginning of period	492,759	482,352
Cash and cash equivalents at end of period	$281,052	$480,176

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	-	-	-	-	-	142,110	-	142,110
Cumulative translation
adjustment	-	-	-	-	-	-	(34,987)	(34,987)
Minimum pension liability adjustment	-	-	-	-	-	-	261	261
Deferred hedging loss	-	-	-	-	-	-	(191)	(191)
Total comprehensive income								107,193
Tax benefit from exercise of stock options	-	-	12,245	-	-	-	-	12,245
Purchase of treasury shares	-	-	-	2,803	(78,870)	-	-	(78,870)
Sale of shares upon exercise of options and purchase rights	-	-	(25,042)	(2,164)	48,538	-	-	23,496
Share-based compensation expense related to employee stock options and stock purchase rights	-	-	18,052	-	-	-	-	18,052
December 31, 2008	191,606	$33,370	$55,076	13,070	$(368,625)	$1,376,739	$(54,400)	$1,042,160

March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net income	-	-	-	-	-	40,464		40,464
Cumulative translation adjustment	-	-	-	-	-	-	7,519	7,519
Minimum pension liability adjustment	-	-	-	-	-	-	347	347
Net deferred hedging loss	-	-	-	-	-	-	540	540
Total comprehensive loss								48,870
Purchase of treasury shares	-	-	-	5,838	(101,267)	-	-	(101,267)
Tax benefit from exercise of stock options	-	-	2,576	-	-	-	-	2,576
Sale of shares upon exercise of options and purchase rights	-	-	(38,909)	(1,981)	54,888	-	-	15,979
Share-based compensation expense related to employee stock options, RSUs and stock purchase rights	-	-	17,303	-	-	-	-	17,303
December 31, 2009	191,606	$33,370	$25,982	15,981	$(387,833)	$1,382,125	$(72,475)	$981,169

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company

Logitech is a world leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices. For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Also, in December 2009 we acquired LifeSize Communications, Inc., which provides scalable high-definition enterprise video conferencing solutions. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox and Transporter wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories. We sell our products to a network of distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). The large majority of our revenues are derived from sales of our products for use by consumers.

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

Net income for the nine months ended December 31, 2009 includes $2.2 million in pretax charges related to restructuring accruals, bonus accruals, and revenue related adjustments from fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of errors to be immaterial to the current and prior quarterly and annual periods.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

Subsequent events were evaluated through the time of filing this Form 10-Q with the SEC on February 2, 2010 and are disclosed as applicable in the notes to the consolidated financial statements.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three and nine months ended December 31, 2009 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$57,086	$40,493	$40,464	$142,110
		.
Weighted average shares - basic	175,426	178,497	177,829	178,721
Effect of potentially dilutive stock options
and stock purchase rights	2,242	2,648	2,037	4,763
Weighted average shares - diluted	177,668	181,145	179,866	183,484

Net income per share - basic	$0.33	$0.23	$0.23	$0.80
Net income per share - diluted	$0.32	$0.22	$0.22	$0.77

Basic and diluted weighted average shares outstanding for the three and nine months ended December 31, 2009, as reported in the Company’s earnings release included in its current report on Form 8-K filed on January 21, 2009, were adjusted subsequent to the filing. The adjustment increased the basic net income per share for the three months ended December 31, 2009 from $0.32 per share as previously reported to $0.33 per share. The adjustment did not impact the basic net income per share for the nine months ended December 31, 2009 and diluted net income per share for the three and nine months ended December 31, 2009.

Share equivalents attributable to outstanding stock options and restricted stock units (“RSUs”) of 12,677,929 and 11,941,055 for the three months ended December 31, 2009 and 2008 and 13,277,283 and 8,711,837 for the nine months ended December 31, 2009 and 2008 were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009, classified by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$281,052	$-	$-
Investment securities	-	-	1,637
Foreign exchange derivative assets	2,168	-	-
Total assets at fair value	$283,220	$-	$1,637
Foreign exchange derivative liabilities	$453	$-	$-
Total liabilities at fair value	$453	$-	$-

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

The Company’s investment securities portfolio as of December 31, 2009 and March 31, 2009 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are reported at estimated fair value. Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our investment securities as of December 31, 2009 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. Consequently, the investments are not currently liquid and the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process. Management has determined that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the investment securities were reclassified to non-current assets as of April 1, 2009.

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

The following table presents the change in fair value of the Company’s investment securities during the nine months ended December 31, 2009:

Balance as of March 31, 2009	$1,637
Unrealized loss	-
Balance as of June 30, 2009	1,637
Unrealized loss	-
Balance as of September 30, 2009	1,637
Unrealized loss	-
Balance as of December 31, 2009	$1,637

The par value of our investment securities portfolio at December 31, 2009 and March 31, 2009 was $47.5 million.

Note 6 — Acquisitions

LifeSize

On December 11, 2009, pursuant to a merger agreement signed November 10, 2009, Logitech acquired LifeSize Communications, Inc. (“LifeSize”), an Austin, Texas based privately-held company specializing in high definition video communication solutions. Logitech expects the acquisition to drive growth in video communication for the enterprise and small-to-medium business markets by leveraging the two companies’ technology expertise, including camera design, firewall traversal, video compression and bandwidth management.

The total consideration paid to acquire LifeSize was $382.8 million, not including cash acquired of $3.7 million. Logitech paid $382.3 million in cash to the holders of all outstanding shares of LifeSize capital stock, all vested options issued by LifeSize, and all outstanding warrants to purchase LifeSize stock. As part of the acquisition, Logitech assumed all outstanding unvested LifeSize stock options and unvested restricted stock held by continuing LifeSize employees at December 11, 2009. The assumed options are exercisable for a total of approximately 1.0 million Logitech shares and the assumed restricted stock was exchanged for 0.1 million Logitech shares. The stock options and restricted stock continue to have the same terms and conditions as under LifeSize’s option plan. The fair value attributable to precombination employee services for the stock options assumed, which is part of the consideration paid to acquire LifeSize, was $0.5 million. The weighted average fair value of $12.07 per share for the stock options assumed was determined using a Black-Scholes-Merton option-pricing valuation model with the following weighted-average assumptions: expected term of 2.0 years, expected volatility of 57%, and risk-free interest rate of 0.7%.

The total cash consideration paid of $382.3 million included $37.0 million deposited into an escrow account as security for indemnification claims under the merger agreement and $0.5 million deposited in a stockholder representative expense fund. The escrow fund will be disbursed by the escrow trustee to the former holders of LifeSize capital stock, vested options and warrants with 50% disbursed in December 2010 and the remaining fifty percent in June 2011, subject in each case to indemnification claims.

In connection with the merger, Logitech also agreed to establish a cash and stock option retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. In December 2009, options to purchase 850,000 shares of Logitech stock were issued in connection with the retention and incentive plan.

 The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Logitech management based on information available at the date of acquisition. The results of operations of LifeSize were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of LifeSize was as follows (in thousands):

	December 11, 2009	Estimated Life

Tangible assets acquired	$33,635
Deferred tax asset, net	13,460
Intangible assets acquired
Existing technology	30,000	4 years
Patents and core technology	4,500	3 years
Trademark/trade name	7,600	5 years
Customer relationships and other	31,500	5 years
Goodwill	302,670	-
	423,365
Liabilities assumed	(27,047)
Debt assumed	(13,504)
Total consideration	$382,814

The deferred tax asset primarily relates to the tax benefit of a net operating loss carryforward, net of the deferred tax liability related to intangible assets. The existing technology of LifeSize relates to the platform technology used in LifeSize’s high-definition video conferencing systems. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology, assuming the highest and best use by a market participant. The patents and core technology represent awarded patents, filed patent applications and core architectures, trade secrets or processes used in LifeSize’s current and planned future products. Trademark/trade name relates to the LifeSize brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology and services to LifeSize’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is primarily attributable to the opportunities and economies of scale from combining the operations and technologies of Logitech and LifeSize. This goodwill is not subject to amortization and is not expected to be deductible for income tax purposes. The debt that Logitech assumed as part of the acquisition was repaid in full on December 18, 2009.

TV Compass

On November 27, 2009, Logitech acquired certain assets from TV Compass, Inc. (“TV Compass”), a Chicago-based company providing video software and services for the Web and mobile devices. The acquisition has been treated as an acquisition of a business and has been accounted for using the purchase method of accounting. The total consideration paid of $10.0 million was allocated based on estimated fair values to $4.2 million of identifiable intangible assets, with the balance allocated to goodwill. Fair values were determined by Company management based on information available at the date of acquisition. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives of 6 years. The goodwill results from expected incremental revenue from the use of the acquired technology in enhancing our products. The goodwill is not subject to amortization and is not expected to be deductible for income tax purposes.

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Logitech and LifeSize during the three and nine months ended December 31, 2009 as though the acquisition took place as of the beginning of fiscal years 2010 and 2009. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, share-based compensation expense related to unvested stock options assumed, depreciation adjustments from alignment of the companies’ policies related to property, plant and equipment, interest expense related to debt assumed, expense related to retention bonuses, pre-acquisition transaction costs, and the income tax impact of the pro forma adjustments. The pro forma financial information presented below (in thousands) is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)

Net sales	$630,505	$647,808	$1,497,189	$1,854,641
Net income	$45,694	$38,856	$19,912	$124,768
Net income per share - basic	$0.26	$0.22	$0.11	$0.70
Net income per share - diluted	$0.26	$0.21	$0.11	$0.68

Note 7 — Balance Sheet Components

            The following provides the components of certain balance sheet amounts (in thousands):

	December 31,	March 31,
	2009	2009

Accounts receivable:
Accounts receivable	$413,416	$339,903
Allowance for doubtful accounts	(6,688)	(6,705)
Allowance for returns	(17,908)	(25,470)
Cooperative marketing arrangements	(32,038)	(33,892)
Customer incentive programs	(96,772)	(47,559)
Price protection	(11,385)	(12,348)
	$248,625	$213,929
Inventories:
Raw materials	$36,801	$30,959
Work-in-process	74	19
Finished goods	198,137	202,489
	$235,012	$233,467
Other current assets:
Tax and VAT refund receivables	$24,306	$17,275
Deferred taxes	33,076	25,546
Prepaid expenses and other	14,421	14,063
	$71,803	$56,884
Property, plant and equipment:
Plant and buildings	$58,969	$56,211
Equipment	114,541	108,779
Computer equipment	59,475	49,532
Computer software	70,805	60,259
	303,790	274,781
Less: accumulated depreciation	(221,545)	(188,371)
	82,245	86,410
Construction-in-progress	7,082	14,708
Land	3,125	3,014
	$92,452	$104,132
Other assets:
Deferred taxes	$43,906	$27,718
Cash surrender value of life insurance contracts	11,090	10,685
Investment securities	1,637	-
Deposits and other	10,165	5,301
	$66,798	$43,704
Accrued liabilities:
Accrued marketing expenses	$33,521	$21,984
Accrued personnel expenses	53,050	34,373
Income taxes payable - current	5,950	6,828
Accrued freight and duty	19,064	9,048
Accrued restructuring	210	3,794
Other accrued liabilities	80,439	55,469
	$192,234	$131,496
Long-term liabilities:
Income taxes payable - non-current	$116,064	$101,463
Obligation for management deferred compensation	10,504	10,499
Defined benefit pension plan liability	20,375	19,822
Other long-term liabilities	8,868	2,744
	$155,811	$134,528

    The following table presents the changes in the allowance for doubtful accounts during the nine months ended December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Balance as of March 31	$6,705	$2,497
Bad debt expense	(1,194)	821
Write-offs net of recoveries	446	(161)
Balance as of June 30	$5,957	$3,157
Bad debt expense	599	20
Write-offs net of recoveries	(158)	(369)
Balance as of September 30	$6,398	$2,808
Bad debt expense	505	643
Write-offs, net of recoveries	(215)	(265)
Balance as of December 31	$6,688	$3,186

Note 8 —Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2009 (in thousands):

Balance as of March 31, 2009	$242,909
Additions	308,669
Adjustment	(3,762)
Balance as of December 31, 2009	$547,816

Additions to goodwill primarily related to our acquisitions of LifeSize and TV Compass. Logitech will maintain discrete financial information for LifeSize and accordingly, the acquired goodwill related to the LifeSize acquisition will be evaluated for impairment separately. TV Compass’s business will be fully integrated into the Company’s existing operations, and discrete financial information for TV Compass will not be maintained. Accordingly, the acquired goodwill related to TV Compass will be evaluated for impairment at the total enterprise level. The Company performs its annual goodwill impairment test during its fiscal fourth quarter. The adjustment to goodwill represents an adjustment of the deferred tax asset recognized in connection with the acquisition of SightSpeed, Inc.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2009			March 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,062	$(19,718)	$12,344	$24,398	$(18,559)	$5,839
Technology	87,968	(32,070)	55,898	49,268	(26,598)	22,670
Customer contracts	38,518	(4,453)	34,065	7,018	(3,418)	3,600
	$158,548	$(56,241)	$102,307	$80,684	$(48,575)	$32,109

During the nine months ended December 31, 2009, changes in the gross carrying value of other intangible assets related to our acquisitions of LifeSize and TV Compass.

For the three months ended December 31, 2009 and 2008, amortization expense for other intangibles was $3.0 million and $2.3 million. For the nine months ended December 31, 2009 and 2008, amortization expense for other intangible assets was $7.6 million and $5.8 million. The Company expects that amortization expense for the three-month period ending March 31, 2010 will be $5.8 million, and annual amortization expense for fiscal years 2011, 2012, 2013 and 2014 will be $26.9 million, $24.7 million, $21.7 million and $15.8 million; and $7.4 million thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $148.6 million at December 31, 2009. There are no financial covenants under these lines of credit with which the Company must comply. At December 31, 2009, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Repurchases

During the three and nine months ended December 31, 2009 and 2008, the Company had the following approved share buyback program in place (in thousands):

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

    During the three and nine months ended December 31, 2009 and 2008, the Company repurchased shares under its share buyback program as follows (in thousands):

	Three months ended December 31, (1)				Nine months ended December 31, (1)
Date of	2009		2008		2009		2008
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	-	$-	200	$2,853	5,838	$101,267	2,803	$78,870

(1) Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Note 11 — Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income consists of net income and other comprehensive income, a component of shareholders’ equity.

Comprehensive income for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Net income	$57,086	$40,493	$40,464	$142,110
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(4,527)	(21,216)	7,519	(34,987)
Minimum pension liability adjustment	317	113	347	261
Reversal of unrealized gain on investment	-	(457)	-	-
Net deferred hedging gains (losses)	4,803	(191)	540	(191)
Comprehensive income	$57,679	$18,742	$48,870	$107,193

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,	March 31,
	2009	2009
Cumulative translation adjustment	$(58,880)	$(66,399)
Pension liability adjustments, net of tax of $990 and $990	(14,775)	(15,122)
Unrealized gain on investment	424	424
Net deferred hedging gains	756	216
	$(72,475)	$(80,881)

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

The following table summarizes restructuring related activities during the nine months ended December 31, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other
Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-

Balance at June 30, 2009	$1,081	$1,012	$69	$-
Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-

Balance at September 30, 2009	$423	$374	$58	$(9)
Charges	-	-	-	-
Cash payments	(200)	(180)	(20)	-
Other	(6)	(6)	-	-
Foreign exchange	(7)	(4)	-	(3)

Balance at December 31, 2009	$210	$184	$38	$(12)

Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

    The Company recorded a total of $22.0 million in restructuring charges in the period from January 1, 2009 to December 31, 2009, which included $17.8 million for termination benefits, $0.5 million for asset impairments, $0.3 million for contract termination costs and $3.4 million for other charges, primarily consisting of pension curtailment and settlement costs. In addition, we expect to record approximately $0.5 million in contract termination costs during the remainder of fiscal year 2010. We expect to complete the restructuring in fiscal year 2010.

Note 13 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Option Plans

As of December 31, 2009, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), and the 2006 Stock Incentive Plan. Share-based awards granted to employees and directors include stock options, RSUs granted under the 2006 Stock Incentive Plan and share purchase rights granted under the 2006 ESPP and 1996 ESPP. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of income for the three and nine months ended December 31, 2009 and 2008 (in thousands).

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Cost of goods sold	$709	$888	$2,135	$2,288
Share-based compensation expense included in gross profit	709	888	2,135	2,288

Operating expenses:
Marketing and selling	2,018	2,070	5,931	5,908
Research and development	1,139	1,157	3,048	3,266
General and administrative	2,217	2,126	6,135	6,490
Share-based compensation expense included in
operating expenses	5,374	5,353	15,114	15,664
Total share-based compensation expense related to employee
stock options, RSUs and employee stock purchases	6,083	6,241	17,249	17,952
Tax benefit	3,324	2,386	4,157	4,584
Share-based compensation expense related to employee stock
options, RSUs and employee stock purchases, net of tax	$2,759	$3,855	$13,092	$13,368

As of December 31, 2009 and 2008, $0.8 million and $0.8 million of share-based compensation cost was capitalized to inventory. As of December 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $61.8 million, which is expected to be recognized over the next 33 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans

Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	2.9 years	3.7 years	6 months	6 months	3.4 years	3.7 years
Expected volatility	59%	41%	53%	36%	70%	45%	50%	35%
Risk-free interest rate	0.07%	1.96%	1.28%	2.48%	0.21%	2.38%	1.72%	2.46%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Purchase Plans		Stock Option Plans		Purchase Plans		Stock Option Plans

Expected forfeitures	0%	0%	10%	7%	0%	0%	10%	7%
Weighted average grant-date
fair value of options granted	$5.29	$7.01	$9.10	$6.23	$4.25	$7.94	$7.14	$6.42

A summary of activity under the stock option plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended December 31,				Nine Months ended December 31,
	2009		2008		2009		2008
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Outstanding, beginning of period	19,130	$18	16,585	$18	18,897	$18	17,952	$17
Granted	2,179	$11	3,484	$21	4,568	$12	3,936	$21
Exercised	(275)	$10	(304)	$4	(1,310)	$8	(1,847)	$9
Cancelled or expired	(191)	$22	(184)	$25	(1,312)	$21	(460)	$25
Outstanding, end of period	20,843	$17	19,581	$18	20,843	$17	19,581	$18

Exercisable, end of period	11,751	$16	11,203	$14	11,751	$16	11,203	$14

The total pretax intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $1.9 million and $3.3 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.7 million and $0.6 million. The total pretax intrinsic value of options exercised during the nine months ended December 31, 2009 and 2008 was $9.8 million and $32.5 million and the tax benefit realized for the tax deduction from options exercised during those periods was $2.0 million and $8.4 million. The total fair value of options vested as of December 31, 2009 and 2008 was $70.7 million and $56.8 million.

During the second quarter of fiscal year 2010, the Company granted time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. The time-based RSUs vest ratably over service periods of four years for employees and one year for non-executive board members. The Company estimates the fair value of these RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of December 31, 2009, total compensation cost related to time-based RSUs not yet recognized was $2.8 million, which is expected to be recognized over the next 42 months.

The Company has also granted RSUs to certain senior company executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to these RSUs is recognized over the two year performance period and is included in the total share-based compensation expense disclosed above. As of December 31, 2009, total compensation cost related to these RSUs not yet recognized was $2.4 million, which is expected to be recognized over the next 18 months.

The fair value of these RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2009 Grants	FY 2010 Grants
Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	41%	58%
Risk-free interest rate	1.82%	1.11%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of the RSUs is the service period at the end of which the RSUs will vest if the minimum performance is achieved. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a two year term.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended December 31, 2009 and 2008 were $2.0 million and $1.9 million and during the nine months ended December 31, 2009 and 2008 were $5.5 million and $6.1 million.

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

The net periodic benefit cost for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Service cost	$911	$567	$2,623	$1,815
Interest cost	357	344	1,031	1,102
Expected return on plan assets	(312)	(352)	(898)	(1,131)
Amortization of net transition obligation	1	1	3	3
Amortization of net prior service cost	34	-	102	-
Recognized net actuarial loss	221	104	635	331
Net periodic benefit cost	$1,212	$664	$3,496	$2,120

Note 14 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland. Prior to the first quarter of fiscal year 2010, the Company’s effective income tax rate was calculated using an estimate of its annual pre-tax income. Due to the impact of the economic downturn, management determined that, for the three months ended June 30, 2009 and September 30, 2009, reliable estimates of its annual pre-tax income and related annual effective income tax rates could not be made. Therefore, the Company used the actual year-to-date effective income tax rate for those periods.

For the three and nine months ended December 31, 2009, management has determined that a reliable estimate of its annual pre-tax income can be made. The Company’s effective income tax rate is therefore calculated using an estimate of its annual pre-tax income. For the three months ended December 31, 2009 and 2008, the income tax provision was $4.8 million and $12.6 million based on effective income tax rates of 7.8% and 23.7%. For the nine months ended December 31, 2009 and 2008, the income tax provision was $14.3 million and $26.1 million based on effective income tax rates of 26.1% and 15.5%. The change in effective income tax rates for the three and nine months ended December 31, 2009 compared with the same periods in 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

As of December 31, 2009 and March 31, 2009, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $122.7 million and $108.2 million, of which $97.9 million and $88.1 million would affect the effective income tax rate if recognized.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2009 and March 31, 2009, the Company had approximately $12.2 million and $10.7 million of accrued interest and penalties related to uncertain tax positions.

The federal research tax credit has expired as of December 31, 2009. On December 9, 2009, the House of Representatives passed H.R. 4213, The Tax Extenders Act of 2009 which would extend the federal research tax credit for one year. The Senate, however, did not consider the proposed legislation before December 31, 2009. As a result, the Company's effective income tax rate, calculated using an estimate of annual pre-tax income, includes a $0.9 million tax benefit for federal research tax credits, which represents the tax benefit only for the nine months ended December 31, 2009.

On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the Company's fiscal year ending March 31, 2012. The Company believes that these changes will not have a material impact on its results of operations or financial condition.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. In fiscal year 2009, the Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. During the third quarter of fiscal year 2010, the Internal Revenue Service expanded its examination to include fiscal year 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 15 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. These hedging contracts generally mature within six months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three and nine months ended December 31, 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $39.9 million (26.7 million euros) and $39.0 million (27.9 million euros) at December 31, 2009 and 2008. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2009 and 2008 relating to foreign currency receivables or payables were $15.3 million and $15.5 million. Open forward contracts as of December 31, 2009 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2009 and 2008 were $37.9 million and $24.4 million. Swap contracts outstanding at December 31, 2009 consisted of contracts in Mexican pesos, Japanese yen, Canadian dollars and British pounds.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging
instruments:
Cash Flow Hedges	Other assets	$1,766	Other liabilities	$21
		1,766		21

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	Other assets	-	Other liabilities	213
Foreign Exchange Swap Contracts	Other assets	402	Other liabilities	219
		402		432

		$2,168		$453

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended December 31, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging
instruments:
Cash Flow Hedges	$4,804	Cost of goods sold	$(3,733)	Other income/expense	$(28)
	4,804		(3,733)		(28)

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(763)
Foreign Exchange Swap Contracts	-		-	Other income/expense	(454)
	-		-		(1,217)

	$4,804		$(3,733)		$(1,245)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the nine months ended December 31, 2009 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately
Derivatives designated as hedging
instruments:
Cash Flow Hedges	$540	Cost of goods sold	$(5,676)	Other income/expense	$(59)
	540		(5,676)		(59)

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(922)
Foreign Exchange Swap Contracts	-		-	Other income/expense	(2,398)
	-		-		(3,320)

	$540		$(5,676)		$(3,379)

Note 16 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at December 31, 2009 amounted to $49.4 million.

At December 31, 2009, fixed purchase commitments for capital expenditures amounted to $15.2 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At December 31, 2009, fixed purchase commitments for inventory amounted to $132.5 million, which are expected to be fulfilled by August 31, 2010. The Company also had other commitments totaling $34.9 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At December 31, 2009, there were no outstanding guaranteed purchase obligations. The maximum total potential future payments under three of the five guarantee arrangements is limited to $30.8 million. The remaining two guarantees are limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.3 million as of December 31, 2009. As of December 31, 2009, $5.3 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee agreements. These guarantees do not specify a maximum amount. As of December 31, 2009, $8.7 million was outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40.0 million or less. As of December 31, 2009, no amounts were payable towards performance-based payments under our acquisition agreement.

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

The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition and results of operations. The Company’s accruals for lawsuits and claims as of December 31, 2009 were not material.

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

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
EMEA	$309,800	$297,741	$664,347	$810,619
Americas	217,454	218,029	515,395	654,796
Asia Pacific	89,847	111,696	261,562	335,469
Total net sales	$617,101	$627,466	$1,441,304	$1,800,884

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for the three and nine months ended December 31, 2009 and for the three months ended December 31, 2008. No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the nine months ended December 31, 2008. One customer group represented 15% of net sales in both the three months ended December 31, 2009 and 2008. The same customer group represented 13% and 15% of net sales in the nine months ended December 31, 2009 and 2008.

Net sales by product family were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Retail - Pointing Devices	$166,703	$149,060	$387,550	$473,503
Retail - Keyboards & Desktops	104,624	106,294	242,539	312,324
Retail - Audio	147,945	152,429	341,066	352,459
Retail - Video	67,321	71,153	168,398	198,631
Retail - Gaming	36,359	38,111	82,001	107,651
Retail - Remotes	41,306	28,490	69,172	84,353
OEM	50,502	81,929	148,237	271,963
LifeSize	2,341	-	2,341	-
Total net sales	$617,101	$627,466	$1,441,304	$1,800,884

Long-lived assets by geographic region were as follows (in thousands):

	December 31,	March 31,
	2009	2009
EMEA	$12,171	$13,947
Americas	40,508	40,093
Asia Pacific	43,492	53,541
Total long-lived assets	$96,171	$107,581

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at December 31, 2009 and March 31, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding current or future general economic conditions, trends in consumer demand for our products, plans, strategies and objectives of management for future operations, our current or future revenue mix, potential promotional actions, our competitive position, the impact of new product introductions and product innovation on future performance, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2010 and our fiscal year 2009 Form 10-K, which was filed on June 1, 2009, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices. Our products combine essential core technologies, continuing innovation, award-winning industrial design and excellent value.

For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Also, in December 2009 we acquired LifeSize Communications, Inc., which provides scalable high-definition enterprise video conferencing solutions. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox and Transporter wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to original equipment manufacturers, or OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels for our peripherals were 90% and 85% of our net sales for the nine months ended December 31, 2009 and 2008. The large majority of our revenues have historically been derived from sales of our products for use by consumers.

With our acquisition of LifeSize, we provide scalable high-definition enterprise video conferencing solutions. We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers.  The large majority of LifeSize revenues have historically been derived from sales of products for use within enterprises.

Our markets are extremely competitive and characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe that the global economic downturn has further increased competition in our markets, as competitors with larger financial resources, such as Microsoft, Sony and others, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share.

We believe continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, as well as leveraging the value of the Logitech brand from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

The broadening of our product lines has been primarily organic. However we also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. With our acquisition of LifeSize in December 2009, we entered the video conferencing market. Together, Logitech and LifeSize plan to pursue existing and new relationships with unified communications, collaboration and voice-over Internet protocol (VoIP) industry partners and competitors to drive the development of an open eco-system for interoperable video communications. Also as part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications, open platforms, the China market and smartphone accessories. We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three and nine months ended December 31, 2009 decreased 2% and 20% compared with the three and nine months ended December 31, 2008. Excluding the favorable impact of exchange rate changes, total net sales for the three and nine months declined 7% and 21%.

Retail sales in the three months ended December 31, 2009 increased 3% compared with the three months ended December 31, 2008 and decreased 2% excluding the favorable impact of exchange rate changes. For the nine months ended December 31, 2009, retail sales decreased 16% compared with the same period in the prior year. Exchange rate changes had no impact on the percentage decline in retail sales for the nine month period. Retail units sold increased 6% in the three months and decreased 10% in the nine months ended December 31, 2009, compared with the same periods in the prior year.

OEM sales decreased 38% and 45% in the three and nine months ended December 31, 2009 compared with the three and nine months ended December 31, 2008. Foreign currency exchange rates did not significantly affect the OEM sales decline. OEM units sold decreased 22% and 32% in the same periods. The substantial decline in OEM sales was related to console microphones, which sold well in the prior fiscal year, but have reached the latter stages of the typical gaming sales cycle in the current fiscal year.

The sales of LifeSize for the period from December 11, 2009, the date of acquisition, to the end of the fiscal quarter, are included in our financial results.

Retail sales in our Americas and Europe-Middle East-Africa (“EMEA”) regions increased 8% and 6% in the three months ended December 31, 2009 compared with the three months ended December 31, 2008. Retail sales in our Asia Pacific region declined 17% in the same period. For the nine months ended December 31, 2009, retail sales declined 10%, 17% and 22% in the Americas, EMEA and Asia Pacific regions, compared with the prior year.

Our gross margins for the three and nine months ended December 31, 2009 were 33.9% and 30.4% compared with 29.9% and 32.7% in the same periods of the prior fiscal year. The improvement in gross margin for the three month period compared with the prior year was primarily due to the effect on net sales of foreign currency exchange rate fluctuations and the change in channel mix between retail and OEM.

Net income for the three and nine months ended December 31, 2009 was $57.1 million and $40.5 million, compared with net income of $40.5 million and $142.1 million in the three and nine months ended December 31, 2008. The 41% growth in net income for the third quarter of fiscal year 2010 reflected improved gross margin and expense control.

Trends in Our Business

We have a large and varied portfolio of product lines, grouped in several product families. In addition to changes resulting from general global economic trends, we believe that normal increases or decreases in the retail sales level of a product family are dependent on the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, competitive activity in the product family, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, causing our overall product mix to shift both between and within product lines, and we expect these types of trends to continue under all economic conditions.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, smartphones and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products for notebook PCs and other mobile devices, as well as for emerging product categories which are not PC-dependent.

Most of our revenue comes from sales to our retail channels, which resell to consumers and other retailers. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers choose to maintain. We use sell-through data, which represents sales of our products by our retailer customers to consumers and by our distributor customers to retailers, to indicate consumer demand for our products. However, sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

In our OEM channel, the shift away from desktop PCs has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales. Our OEM sales accounted for 10% and 15% of total revenues during the nine months ended December 31, 2009 and 2008.  We expect the trend of slowing OEM mice sales to continue. In addition, in fiscal year 2009 we had substantial sales of our microphones for use with particular game titles for gaming consoles. However, these sales have declined as the game titles have reached the latter stages of the typical gaming cycle. We believe future OEM sales growth depends on the development of new game titles or other products, consumers’ purchase activity, and manufacturers’ decisions to combine our products with theirs, none of which is assured to occur.

Although our financial results are reported in U.S. dollars, approximately half of our sales are made in currencies other than the U.S. dollar, such as the euro, British pound, Japanese yen, Chinese renminbi and Canadian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Chinese renminbi, Swiss francs, Taiwanese dollars, and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which  our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. In the nine months ended December 31, 2009, the impact of foreign currency exchange rates on our results of operations was not material.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. Gross margins for the nine months ended December 31, 2009 were 30.4%, compared with 32.7% in the same period in the prior fiscal year, primarily due to lower net sales and a change in product mix, partially offset by the channel shift between retail and OEM.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the nine months ended December 31, 2009 and 2008, the income tax provision was $14.3 million and $26.1 million based on effective income tax rates of 26.1% and 15.5%. The change in effective income tax rate for the nine months ended December 31, 2009 and 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. We expect future effective income tax rates to fluctuate for similar reasons.

In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which included a reduction in Logitech’s salaried workforce and other actions aimed at reducing operating expenses. We incurred $20.5 million in pre-tax restructuring charges in the fourth quarter of fiscal year 2009 and $1.5 million in the nine months ended December 31, 2009 related to employee termination costs, contract termination costs and other associated costs. We expect to complete the restructuring by the end of fiscal year 2010, and incur approximately $0.5 million in additional contract termination costs.

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

There have been no significant changes during the nine months ended December 31, 2009 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change %	2009	2008	Change %
Net sales by channel:
Retail	$564,258	$545,537	3%	$1,290,726	$1,528,921	(16%)
OEM	50,502	81,929	(38%)	148,237	271,963	(45%)
LifeSize	2,341	-	0%	2,341	-	0%
Total net sales	$617,101	$627,466	(2%)	$1,441,304	$1,800,884	(20%)

Retail sales increased 3% and retail units sold grew 6% in the three months ended December 31, 2009 compared with 2008, primarily due to improved sales of cordless mice and Harmony remotes. Our overall retail average selling price for the three month period was down 2% compared with the same period in 2008. Sales of our products priced above $100 represented 17% of our retail sales in the quarter, as compared with 15% in the prior year. Retail sales of products priced below $60 were 67% of total retail sales in the three months ended December 31, 2009, compared with 61% in the prior year.

For the nine months ended December 31, 2009, retail sales were negatively impacted by the global economic downturn, resulting in consumers’ reluctance to spend, their buying preference for lower-price products and their strong response to promotions, as well as our customers’ alignment of inventory levels with consumer demand. Retail units decreased 10% in the nine months ended December 31, 2009, with sales of products priced above $100 representing 14% of retail sales, as compared with 17% in the prior year.

The significant decline in OEM sales for the three and nine months ended December 31, 2009 compared with 2008 was attributable to the popularity of our console microphones in 2008, which in 2009 have reached the latter stages of the typical gaming sales cycle. Foreign currency exchange rates had no significant effect on OEM sales for the three and nine months ended December 31, 2009.

LifeSize net sales for the three months ended December 31, 2009 represent sales of video conferencing units and related software and services for the period from December 11, 2009, the date of acquisition, to the end of the fiscal quarter.

Approximately 54% and 51% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three and nine months ended December 31, 2009 compared with approximately 49% and 44% in the three and nine months ended December 31, 2008. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2009 and 2008, our total sales decline would have been 7% and 21% instead of 2% and 20%.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and nine months ended December 31, 2009 compared with the three and nine months ended December 31, 2008.

	Three months ended	Nine months ended
	December 31, 2009	December 31, 2009
Change in retail sales by region:
EMEA	6%	(17%)
Americas	8%	(10%)
Asia Pacific	(17%)	(22%)
Total net sales	3%	(16%)

For the three months ended December 31, 2009 compared with 2008, sales in the EMEA region increased in all product families except gaming. Total units sold in the EMEA region increased by 5% for the three months ended December 31, 2009 compared with the prior year. If foreign currency exchange rates had been the same in the three months ended December 31, 2009 and 2008, EMEA region sales would have declined 4%. Retail sell-through in the EMEA region for the third quarter of our fiscal year 2010 declined compared with the third quarter of fiscal year 2009, but improved significantly compared with the second quarter of fiscal year 2010. For the nine months ended December 31, 2009, the EMEA region experienced sales decreases in all product families, reflecting the effects of the global economic downturn. Retail units sold declined 13% in the nine months ended December 31, 2009 compared with the prior year. Foreign currency exchange rates had no impact on the EMEA region sales decline for the nine months ended December 31, 2009 compared with 2008.

The retail sales increase in the Americas region for the three months ended December 31, 2009 compared with 2008 was driven by the remotes and pointing devices product families. Total retail units sold in the Americas region in the three months increased 11% over the prior year. Retail sell-through improved in the Americas region for the three month period ended December 31, 2009 compared with the prior year, reflecting increased consumer demand. For the nine months ended December 31, 2009, retail sales in the Americas region declined over the prior year in all product families, and retail units sold were approximately the same in both nine month periods. Foreign currency exchange rates had no significant effect on retail sales in the Americas region.

Retail sales in the Asia Pacific region declined in all product families during the three and nine months ended December 31, 2009 compared with the same period in the prior fiscal year, as our channel partners completed their alignment of inventory levels with consumer demand. For the three month period, sell-through data in the Asia Pacific region showed positive growth over the same period in the prior year, indicating improving consumer demand. Total retail units sold in the Asia Pacific region declined 11% and 20% in the three and nine months ended December 31, 2009. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2009 and 2008, the Asia Pacific region sales declines would have been 18% and 23%.

Net Sales by Product Family

Net retail sales by product family during the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change %	2009	2008	Change %
Net retail sales by product family:
Retail - Pointing Devices	$166,703	$149,060	12%	$387,550	$473,503	(18%)
Retail - Keyboards & Desktops	104,624	106,294	(2%)	242,539	312,324	(22%)
Retail - Audio	147,945	152,429	(3%)	341,066	352,459	(3%)
Retail - Video	67,321	71,153	(5%)	168,398	198,631	(15%)
Retail - Gaming	36,359	38,111	(5%)	82,001	107,651	(24%)
Retail - Remotes	41,306	28,490	45%	69,172	84,353	(18%)
Total net retail sales	$564,258	$545,537	3%	$1,290,726	$1,528,921	(16%)

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and WiLife video security systems. Gaming includes console and PC gaming peripherals. The Remotes product family is comprised of our advanced remote controls. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and price protection.

Retail-Pointing Devices

Retail units sold in our pointing devices product family grew 18% in the three months and decreased 10% in the nine months ended December 31, 2009 compared with the same periods in 2008. Sales of cordless mice increased 20% and units increased 34% in the three months ended December 31, 2009 compared with the prior year. The sales improvement was led by the V220 cordless optical mouse for notebooks, the Performance Mouse MX and the Anywhere Mouse MX. For the nine months ended December 31, 2009, retail sales of cordless mice decreased 14% and units increased 3%. Retail sales of corded mice increased 1% and decreased 24%, and units increased 9% and decreased 18% in the three and nine months ended December 31, 2009 compared with the same periods in the prior year.

Retail-Keyboards and Desktops

 Retail unit sales of keyboards and desktops decreased 5% and 19% in the three and nine months ended December 31, 2009 compared with the same periods ended December 31, 2008. Retail sales of cordless keyboards and desktops declined 4% and 29% in the three and nine months ended December 31, 2009, with units increasing 3% and decreasing 15%. Retail sales of corded keyboards and desktops were flat in the three month period and declined 15% in the nine month period, while unit sales decreased 10% and 23% in those periods compared with the prior year.

Retail Audio

Retail unit sales of our audio products increased 5% in the three months and 7% in the nine months ended December 31, 2009 compared with the prior fiscal year. Retail sales of headsets increased 18% and 16% in dollars, and 13% and 14% in units, in the three and nine months compared with the prior year, led by the G35 Surround Sound headset. Speaker sales decreased 9% in both the three and nine month periods, with units increasing 4% and 2%. Our Ultimate Ears line of in-ear monitors and earphones made a positive contribution to sales in both the three and nine month periods.

Retail Video

The decline in video retail sales for the three and nine months ended December 31, 2009 was primarily due to a product transition in our digital video security family, in preparation for the next generation offerings to be released later in calendar 2010. Video unit sales increased 3% in the three months and declined 5% in the nine months ended December 31, 2009 compared with the prior fiscal year. Retail sales of webcams increased 5% and units sold increased 4% in the three months ended December 31, 2009. In the nine month period, webcam sales decreased 5% and units sold decreased 3%.

Retail Gaming

Without the support of new or growing game titles, retail unit sales of our gaming peripherals decreased 20% and 31% in the three and nine months ended December 31, 2009 compared with the same period in 2008. PC gaming sales decreased 14% and 20% in the three and nine months, with units decreasing 27% and 31%. Console gaming sales increased 17% and decreased 35% in the three and nine month periods, with units decreasing 6% and 30%.

Retail Remotes

Retail remote unit sales increased 13% in the three months and decreased 22% in the nine months ended December 31, 2009 compared with 2008. Sales were strongest in the Americas region. Our new Harmony 900 and the Harmony One were significant contributors to the sales and unit increases in the three month period.

OEM

OEM unit sales declined 22% in the three months and 32% in the nine months ended December 31, 2009 compared with the same period in 2008, due to the decline in sales of our microphones, which have reached the latter stages of the typical gaming sales cycle. Unit sales of pointing devices decreased 6% in the three months and 16% in the nine months.

LifeSize

LifeSize net sales for the three months ended December 31, 2009 represent sales of video conferencing units and related software and services for the period from December 11, 2009, the date of acquisition, to the end of the fiscal quarter.

Gross Profit

Gross profit for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change

Net sales	$617,101	$627,466	(2%)	$1,441,304	$1,800,884	(20%)
Cost of goods sold	408,137	439,970	(7%)	1,002,730	1,211,742	(17%)
Gross profit	$208,964	$187,496	11%	$438,574	$589,142	(26%)
Gross margin	33.9%	29.9%	13%	30.4%	32.7%	(7%)

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

Gross profit improved in the three months ended December 31, 2009 compared with the prior fiscal year primarily due to the effect on net sales of the weaker U.S. dollar compared with the prior fiscal year, as well as the shift in channel mix between retail and OEM. For the nine months ended December 31, 2009, gross margin declined primarily due to lower net sales and an unfavorable shift in product mix both between and within product categories, partially offset by the channel shift between retail and OEM.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change

Marketing and selling	$87,322	$86,046	1%	$215,095	$248,066	(13%)
% of net sales	14%	14%		15%	14%
Research and development	32,931	32,401	2%	96,116	99,011	(3%)
% of net sales	5%	5%		7%	5%
General and administrative	30,284	26,273	15%	75,204	89,202	(16%)
% of net sales	5%	4%		5%	5%
Restructuring Charges	-	-		1,494	-
% of net sales	0%	0%		0%	0%
Total operating expenses	$150,537	$144,720	4%	$387,909	$436,279	(11%)

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses in the three months ended December 31, 2009 were approximately the same as in the prior fiscal year, as declines in marketing development funds were offset by higher personnel expenses. For the nine months ended December 31, 2009, marketing and selling expenses declined due to a 12% reduction in headcount, lower travel expenses reflecting the reduction in headcount and cost management efforts, and declines in marketing development funds, advertising and marketing related expenses. The decrease in marketing costs for the nine month period compared with the prior year related to the alignment of promotional expenditures with current sales levels and targeted product promotion activities which occurred in the prior year. If foreign currency exchange rates had been the same in the three months ended December 31, 2009 and 2008, the change in marketing and selling expense would have been a decline of 3% instead of an increase of 1%. The percentage decrease in marketing and selling expense for the nine months ended December 31, 2009 would not have changed if foreign currency exchange rates had been the same as the nine months ended December 31, 2008.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 2% increase in research and development expense for the three months ended December 31, 2009 compared with the same period in the prior year reflects a slight increase in personnel costs. The 3% decrease in research and development expense for the nine months ended December 31, 2009 compared with 2008 reflected lower travel costs resulting from cost containment efforts. If foreign currency exchange rates had been the same in the three months ended December 31, 2009 and 2008, the change in research and development expense would have been a decline of 2% instead of an increase of 2%. The percentage decrease in research and development expenses for the nine months ended December 31, 2009 would not have changed if foreign currency exchange rates had been the same as the nine months ended December 31, 2008.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 15% in the three months ended December 31, 2009 compared with the same period in the prior fiscal year due to $5.8 million in transaction costs related to the acquisition of LifeSize Communications, which occurred in December 2009. For the nine months ended December 31, 2009, the LifeSize transaction costs were more than offset by the decline in personnel costs resulting from a 25% reduction in headcount compared with the same period in the prior year. If foreign currency exchange rates had been the same in the three months ended December 31, 2009 and 2008, the increase in general and administrative expenses would have been 13% instead of 15%. The decrease in general and administrative expenses for the nine months ended December 31, 2009 would not have changed if foreign currency exchange rates had been the same as the nine months ended December 31, 2008.

Restructuring Charges

Restructuring charges consist of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. We completed a majority of the restructuring activity during the fourth quarter of fiscal year 2009. We incurred pre-tax restructuring charges of $22.0 million in the period from January 1, 2009 to December 31, 2009, related to employee termination costs, contract termination costs and other associated costs. We expect to complete the restructuring by the end of fiscal year 2010, and incur approximately $0.5 million in additional contract termination costs.

The following table summarizes restructuring related activities during the nine months ended December 31, 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other
Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-

Balance at June 30, 2009	$1,081	$1,012	$69	$-
Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-

Balance at September 30, 2009	$423	$374	$58	$(9)
Charges	-	-	-	-
Cash payments	(63)	(43)	(20)	-
Other	(143)	(143)	-	-
Foreign exchange	(7)	(4)	-	(3)

Balance at December 31, 2009	$210	$184	$38	$(12)

Interest Income, Net

Interest income and expense for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change

Interest income	$668	$2,223	(70%)	$1,913	$7,680	(75%)
Interest expense	(254)	(11)	(2209%)	(268)	(141)	(90%)
Interest income, net	$414	$2,212	(81%)	$1,645	$7,539	(78%)

Interest income was lower for the three and nine months ended December 31, 2009 due to lower invested balances and significantly lower interest rates compared with the prior year.

Other Expense, Net

Other income and expense for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change

Foreign currency exchange gains
(losses), net	$1,998	$9,824	(80%)	$860	$10,995	(92%)
Insurance investment income (loss)	815	(1,089)	(175%)	1,219	(1,454)	(184%)
Write-down of investments	-	(785)	(100%)	-	(1,764)	(100%)
Other, net	239	151	58%	337	32	953%
Other income, net	$3,052	$8,101	(62%)	$2,416	$7,809	(69%)

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary or to the sale of currencies. The gains in the three and nine months ended December 31, 2009 were lower compared with higher gains recognized in the prior year related to sales of Euros for U.S. dollars. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Insurance investment income or loss represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of the Company’s subsidiaries.

During the three months ended December 31, 2008, we recorded unrealized losses of $1.2 million related to other-than-temporary declines in the estimated fair value of our auction-rate investment securities; $0.5 million of the loss represented a reversal of the unrealized temporary gain recorded in accumulated other comprehensive loss during the three months ended September 30, 2008. During the nine months ended December 31, 2008, we recorded unrealized losses of $1.8 million related to other-than-temporary declines in the estimated fair value of our auction-rate investment securities.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2009	2008	Change	2009	2008	Change

Provision for income taxes	$4,807	$12,596	(62%)	$14,262	$26,101	(45%)
Effective income tax rate	7.8%	23.7%		26.1%	15.5%

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

Prior to the first quarter of fiscal year 2010, the Company’s effective income tax rate was calculated using an estimate of its annual pre-tax income. Due to the impact of the economic downturn, management determined that, for the three months ended June 30, 2009 and September 30, 2009, a reliable estimate of its annual pre-tax income and related annual effective income tax rate could not be made.  Therefore, the Company used the actual year-to-date effective income tax rate for those periods.

For the three and nine months ended December 31, 2009, management has determined that a reliable estimate of its annual pre-tax income can be made. The Company’s effective income tax rate is therefore calculated using an estimate of its annual pre-tax income. For the three months ended December 31, 2009 and 2008, the income tax provision was $4.8 million and $12.6 million based on effective income tax rates of 7.8% and 23.7%. For the nine months ended December 31, 2009 and 2008, the income tax provision was $14.3 million and $26.1 million based on effective income tax rates of 26.1% and 15.5%.

The change in effective income tax rates for the three and nine months ended December 31, 2009 compared with the same periods in 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At December 31, 2009, net working capital was $327.6 million, compared with $709.4 million at March 31, 2009. The decrease in working capital was primarily related to the use of cash for the acquisition of LifeSize and higher accounts payable.

During the nine months ended December 31, 2009, operating activities generated cash of $299.4 million. Our largest sources of operating cash flows were increased accounts payable and accrued liabilities. We invested $388.8 million, net of cash acquired, during the nine months ended December 31, 2009, primarily for the acquisition of LifeSize. We also invested $26.4 million in tooling, computer hardware, and software. Net cash used in financing activities was $97.2 million, primarily due to the purchase of treasury stock and the repayment of the short and long-term debt assumed in the LifeSize acquisition, offset in part by proceeds from employee stock purchases and the exercise of stock options.

At December 31, 2009, we had cash and cash equivalents of $281.1 million and investment securities of $1.6 million. Cash and cash equivalents are carried at cost, which is equivalent to fair value. Investment securities are carried at fair value, determined by estimating the value of the underlying collateral using published mortgage indices or interest rate spreads for comparably rated collateral and applying discounted cash flow or option pricing methods to the estimated value. The Company considers the inputs used to measure the fair value of its investment securities as Level 3 within the fair value hierarchy. During the nine months ended December 31, 2009, Logitech’s management decided that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the securities were reclassified from short-term investments to non-current assets. Further changes in the fair value of these investment securities would not materially affect the Company’s liquidity or capital resources.

The Company has credit lines with several European and Asian banks totaling $148.6 million as of December 31, 2009. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks. At December 31, 2009, the Company had no outstanding borrowings under these lines of credit. There are no financial covenants under these lines of credit with which the Company must comply.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009		2008
Accounts receivable, net	$248,625		$374,968
Inventories	235,012		339,518
Working capital	327,607		740,721
Days sales in accounts receivable (DSO) (1)	36 days		54 days
Inventory turnover (ITO) (2)	6.9	x	5.2	x
Net cash provided by operating activities	$299,350		$174,969

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities increased to $299.4 million in the nine months ended December 31, 2009, from $175.0 million for the same period in the prior year. The increased cash flow resulted from lower accounts receivable and inventory levels and increased accounts payable.

DSO for the three months ended December 31, 2009 was 18 days lower than the same period in the prior year, primarily due to lower accounts receivable at December 31, 2009 which resulted from improved sales linearity during the quarter. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season.  Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the nine months ended December 31, 2009 improved over the nine months ended December 31, 2008, as we reduced inventory levels in line with the weak demand environment.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Nine months ended December 31,
	2009	2008
Purchases of property, plant and equipment	$(26,438)	$(38,631)
Acquisitions, net of cash acquired	(388,807)	(64,430)
Proceeds from cash surrender of life insurance policies	813	-
Premiums paid on cash surrender value life insurance policies	-	(427)
Net cash used in investing activities	$(414,432)	$(103,488)

Our capital expenditures during the nine months ended December 31, 2009 and 2008 were principally for computer hardware and software purchases and normal expenditures for tooling. Purchasing activity was lower in the nine months ended December 31, 2009, as we focused our cash outlays on critical capital needs.

In the nine months ended December 31, 2009, we acquired LifeSize Communications for $378.6 million, net of cash acquired of $3.7 million, and certain assets of TV Compass for $10.0 million.

In the nine months ended December 31, 2008, we acquired the Ultimate Ears companies for $31.8 million, net of cash acquired of $0.2 million and including $0.5 million in transaction costs. During the same period, we also acquired SightSpeed for $31.1 million in cash including transaction costs of $1.0 million.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during the nine months ended December 31, 2009 and 2008 (in thousands except per share amounts):

	Nine months ended December 31,
	2009	2008
Repayment of short and long-term debt	$(13,601)	$-
Purchases of treasury shares	(101,267)	(78,870)
Proceeds from sale of shares upon exercise of options and purchase rights	15,979	23,496
Excess tax benefits from share-based compensation	1,708	6,641
Net cash used in financing activities	$(97,181)	$(48,733)

	Nine months ended December 31,
	2009	2008
Number of shares repurchased	5,838	2,803
Value of shares repurchased	$101,267	$78,870
Average price per share	$17.35	$28.14

During the nine months ended December 31, 2009, we repaid $13.6 million of short and long-term debt assumed when we acquired LifeSize Communications. We also repurchased 5.8 million shares for $101.3 million under the Company’s June 2007 buyback program. The sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans realized $16.0 million. Tax benefits recognized on the exercise of share-based payment awards provided $1.7 million.

During the nine months ended December 31, 2008, we repurchased 2.8 million shares for $78.9 million under our June 2007 buyback program. The sale of shares upon exercise of options realized $23.5 million. In addition, cash of $6.6 million was provided by tax benefits recognized on the exercise of share-based payment awards.

Cash Outlook

We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may require the use of cash. In addition, future deterioration of global economic conditions could adversely affect our operations and may also require the use of cash.

In June 2007, we announced the approval by our Board of Directors of a share buyback program authorizing the repurchase of up to $250 million of our shares. The approved amount remaining under the June 2007 program at December 31, 2009 was $25.0 million. The program expires in June 2010. We lowered our share repurchase activity beginning in the second half of fiscal year 2009 in order to maximize our cash position. Beginning July 29, 2009, the Company resumed the repurchase of its shares under the June 2007 share repurchase program and repurchased 5.8 million shares on the open market for $101.3 million, calculated based on exchange rates on the repurchase dates. No shares were repurchased during the three months ended December 31, 2009.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares.  The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

In January 2009, Logitech initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We incurred pre-tax restructuring charges of $20.5 million in the three months ended March 31, 2009 and $1.5 million in the nine months ended December 31, 2009. During the remainder of fiscal year 2010, we expect to incur approximately $0.5 million in additional contract termination costs. We expect to complete the restructuring in fiscal year 2010.

In December 2006, the Company acquired Slim Devices, Inc., a privately held company specializing in network-based audio systems for digital music. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2010. The performance-based payment is based on net revenues from the sale of products and services in calendar year 2009 derived from Slim Devices’ technology. The maximum performance-based payment is $89.5 million, and no payment is due if the applicable net revenues total $40.0 million or less. As of December 31, 2009, no amounts are payable towards performance-based payments under our acquisition agreement.

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

In fiscal year 2009, the U.S. Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. During the third quarter of fiscal year 2010, the Internal Revenue Service expanded its examination to include fiscal year 2007. As of December 31, 2009, the Company is not able to estimate the potential future liability, if any, which may result from this examination.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $200.6 million in fiscal year 2009 and $299.4 million in the nine months ended December 31, 2009. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of December 31, 2009, the Company’s outstanding contractual obligations and commitments included the following (in thousands), in addition to the performance based payments we may have to make as part of our acquisition agreements described above:

December 31, 2009
Operating leases	$49,443
Purchase commitments - inventory	132,451
Purchase obligations - capital expenditures	15,224
Purchase obligations - operating expenses	34,863
Income taxes payable - non-current	116,064
Obligation for management deferred compensation	10,504
Defined benefit pension plan liability	20,375
Other long-term liabilities	8,868
Total contractual obligations and commitments	$387,792

    The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2027.

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, and are expected to be fulfilled by August 31, 2010. Purchase obligations for future capital expenditures support product development activities and ongoing and expanded operations. At December 31, 2009, these purchase obligations primarily related to commitments for manufacturing equipment and tooling. Purchase obligations for operating expenses related to consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At December 31, 2009, there were no outstanding guaranteed purchase obligations. The maximum total potential future payments under three of the five guarantee arrangements is limited to $30.8 million. The remaining two guarantees are limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $5.3 million as of December 31, 2009. As of December 31, 2009, $5.3 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee agreements. These guarantees do not specify a maximum amount. As of December 31, 2009, $8.7 million was outstanding under these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2009. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese renminbi (“CNY”), euro, British pound, Taiwanese dollar, Japanese yen, Canadian dollar and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive loss in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at December 31, 2009. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$29,476	$(2,680)	$3,275
Euro	British pound	25,561	(2,324)	2,840
Taiwanese dollar	U.S. dollar	14,066	(1,279)	1,563
Japanese yen	U.S. dollar	(11,802)	1,073	(1,311)
U.S. dollar	Canadian dollar	11,254	(1,023)	1,250
Mexican peso	U.S. dollar	(9,187)	835	(1,021)
Swiss franc	Euro	(2,410)	219	(268)
Swiss franc	U.S. dollar	(1,926)	175	(214)
Euro	U.S. dollar	(1,183)	108	(131)
USD	Hong Kong Dollar	(1,106)	101	(123)
Euro	Swedish krona	(691)	63	(77)
Euro	Croatian kuna	565	(51)	63
		$52,617	$(4,783)	$5,846

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company holds a portion of its cash investments in CNY-denominated deposit accounts. At December 31, 2009, net assets held in CNY totaled $29.5 million.  The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $39.9 million (27.9 million euros) at December 31, 2009. The notional amount represents the future cash flows under contracts to purchase foreign currencies. Deferred realized losses of $1.0 million are recorded in accumulated other comprehensive loss at December 31, 2009, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $1.8 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of December 31, 2009 and will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of good sold.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2009 relating to foreign currency receivables or payables were $15.3 million.  Open forward contracts as of December 31, 2009 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2009 were $37.9 million. Swap contracts outstanding at December 31, 2009 consisted of contracts in Mexican pesos, Japanese yen, Canadian dollars and British pounds.

If the U.S. dollar had appreciated by 10% compared with the hedged foreign currency, an unrealized gain of $9.1 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the hedged foreign currency, a $5.6 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities and interest expense on variable rate short-term debt. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2009 and March 31, 2009 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may encounter difficulties with our acquisition of LifeSize Communications, and may not realize the anticipated benefits of the acquisition.

In December 2009, we acquired LifeSize Communications, Inc., a privately-held company providing high definition video communication solutions. This acquisition is part of the Company’s strategy to acquire, when appropriate, companies that have products, personnel and technologies that complement our strategic direction and roadmap.

Our acquisition of LifeSize involves risks and uncertainties, including:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of LifeSize.

•	Potential loss of key employees, customers, distributors or other business partners of LifeSize.

•	Insufficient future revenues and profitability of LifeSize, which could negatively impact our consolidated results.

•
Significant goodwill recorded in connection with the acquisition, which could require an impairment and resulting reduction in consolidated results if future revenues and profitability of LifeSize do not meet expectations.

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition.

•	Initial dependence on unfamiliar supply chains or relatively small supply partners.

•	Exposure to potential product quality issues.

In addition, through our acquisition of LifeSize, we have entered the market for enterprise video conferencing. Although we plan to maintain the LifeSize enterprise sales organization, we have little experience with selling to enterprise accounts, or in marketing to large enterprises. We will also be exposed to additional competitors in the video conferencing market, some of which may have greater resources, including technical and engineering resources, than we do. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, provision of greater levels of services and support by us may result in a delay in the timing of revenue recognition.

Any of these and other factors, many of which are out of our control, could prevent us from realizing the anticipated benefits of the acquisition and could adversely affect our business, operating results or financial condition. If we fail to manage and successfully integrate LifeSize it could materially harm our business and operating results. There can be no assurance that LifeSize product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to LifeSize products.

Acquisitions are inherently risky, and no assurance can be given that our acquisition of LifeSize or other future acquisitions will be successful and will not adversely affect our business, operating results or financial condition.

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

    Our industry is intensely competitive. It is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including house brands, in response to declining consumer demand in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

    In recent years, we have expanded the categories of products we sell, and entered new markets, such as the markets for enterprise video conferencing, streaming media devices and video security systems. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco Systems, Sony, Hewlett Packard and others, have greater financial, technical, sales, marketing and other resources than we have.

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

    Pointing Devices, Keyboards and Desktops. Microsoft is our main competitor in the mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which has impacted our market share in some sales geographies and which could potentially further impact our market share. The notebook peripheral category is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

    Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips and Hewlett Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

    Our primary competitors in the enterprise video conferencing market are Tandberg and Polycom. These companies have longer experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems. Cisco is attempting to purchase Tandberg, and if the purchase is completed, we expect it will further intensify competition in the industry. Cisco and Hewlett Packard have substantially greater financial, sales and marketing, and engineering resources than we do.  In addition, there are a number of smaller competitors which compete with LifeSize, along with Tandberg, Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

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

    Our effective income tax rates may increase in the future, which could adversely affect our net income.

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.  We are currently subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income could be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2009, in connection with our acquisition of LifeSize Communications, Inc., we issued a total of 54,081 Logitech shares to 29 LifeSize employees in exchange for their shares of LifeSize restricted stock, which were cancelled upon consummation of the acquisition. The Logitech shares received by the LifeSize employees are subject to vesting over time, on the same vesting schedule as the LifeSize restricted stock sold by the employees. The issuance of the Logitech shares described above was deemed to be exempt from registration under the Securities Act of 1983, as amended (“the Act”), in reliance on Section 4(2) of the Act as a transaction by an issuer not including any public offering.

Share Repurchases

Logitech did not make any purchases of its equity securities during the quarter ended December 31, 2009. Approximately $25 million of Logitech shares may yet be purchased under the share buyback program approved in June 2007, which is in effect until the 2010 Annual General Meeting, unless concluded earlier or discontinued. In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the approval of the Swiss Takeover Board and the completion of our current share buyback program of $250 million.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech, Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as Stockholder representative, and US Bank National Association, as escrow agent (1)

3.1	Articles of Incorporation of Logitech International S.A., as amended (2)

3.2	Organizational Regulations of Logitech International S.A., as amended (3)

10.1	LifeSize Communications, Inc. 2003 Stock Option Plan (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer**

**
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K as filed on December 14, 2009
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q as filed on November 4, 2009
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K as filed on June 1, 2009
(4)	Incorporated by reference to the registrant’s registration statement of Form S-8 as filed on December 22, 2009

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

February 2, 2010