Form 10-K
period 2010-03-31
LOGITECH INTERNATIONAL SA
filed 2010-05-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 0-29174
_______________

LOGITECH INTERNATIONAL S.A.
(Exact name of registrant as specified in its charter)

Canton of Vaud, Switzerland	None
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Logitech International S.A.
Apples, Switzerland
c/o Logitech Inc.
6505 Kaiser Drive
Fremont, California 94555
(Address of principal executive offices and zip code)
(510) 795-8500
(Registrant’s telephone number, including area code)
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Registered Shares par value CHF 0.25 per share	The NASDAQ Global Select Market
SIX Swiss Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None
___________________

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
     (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 25, 2009, the last business day of the registrant’s second fiscal quarter on the NASDAQ Global Select Market, was approximately $2,430,631,788. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant’s shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
     As of May 3, 2010, there were 175,458,482 shares of the Registrant’s share capital outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2010.

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
  our business strategy for fiscal year 2011 and beyond considering current and future general economic conditions;

  our business and product plans for fiscal year 2011 and evolving consumer demand trends affecting our products; and

  the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs for the foreseeable future.
     Factors that might affect these forward-looking statements include, among other things:
  worldwide economic and business conditions, particularly in retail consumer markets, and our ability to implement our business strategy during uncertain market conditions;

  general market trends for peripherals for personal computers and other digital platforms and market acceptance of our products;

  the impact of our acquisition of LifeSize Communications on our current operations and future performance;

  the impact of a failure to successfully innovate in our current and emerging product categories and identify new features or product opportunities;

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

PART I

ITEM 1. BUSINESS

Company Overview

     Logitech is a world leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices. With our acquisition of LifeSize Communications, Inc. in December 2009, we entered the market for enterprise video conferencing products and services. Our products combine essential core technologies, continuing innovation, and award-winning industrial design.

     For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable high-definition (“HD”) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox and Transporter wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories.

     We sell our peripheral products to a network of retail distributors and resellers and to original equipment manufacturers, or OEMs. We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of our revenues are derived from sales of our personal peripheral products for use by consumers.

     For the fiscal year ended March 31, 2010, we generated net sales of $2.0 billion, operating income of $78.4 million, net income of $65.0 million, employed approximately 10,000 employees and conducted business in approximately 100 countries.

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

     Logitech operates in two industry segments, personal peripherals and video conferencing. Our personal peripherals segment encompasses the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Our research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), Europe-Middle East-Africa (“EMEA”), and Asia Pacific. Our OEM sales team is a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers. Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products and services for the enterprise and small-to-medium business markets. The LifeSize segment maintains a separate marketing and sales organization. The LifeSize product development and product management organizations are separate, but coordinated with our personal peripherals business, particularly our webcam and video communications groups. Based on financial measurements for the fiscal year ended March 31, 2010 as evaluated by Logitech’s Chief Executive Officer, the LifeSize operating segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

     A summary of our net sales and long-lived assets by geographic region can be found in Note 18 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A Risk Factors, which is incorporated herein by reference.

     Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handle approximately half of our total production of peripheral products. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Both our in-house and outsourced manufacturing is managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers and of the product supply chain, and the provision of technical support, customer relations and other services. Our LifeSize video communications products are manufactured in Malaysia under contract with a third-party manufacturer.

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

     Today’s desktop and notebook PCs and Mac computers have evolved into affordable multimedia appliances or “digital hubs” capable of creating and manipulating vast amounts of graphics, sound and video. Logitech believes the expanded capabilities of PCs and Mac computers and the large installed base present a significant opportunity for companies that provide innovative personal peripheral products for the computer, since basic input devices alone do not fully enable many of the newest applications, or are not as convenient or comfortable as the peripheral upgrades and add-ons sold separately from the basic PC or Mac computer. We believe the potential demand for our products grows as consumers demand more function-rich personal peripheral tools, and as the PC or Mac computer play an increasing role in the new digital lifestyle.

     In addition, we believe that trends established in the consumer technology market – such as brand identity, affordability, ease of installation and use as well as visual appeal – have become important aspects of the purchase decision when buying a desktop or notebook PC or Mac computer and personal peripherals.

     We also believe that similar industry dynamics and personal peripheral device opportunities exist for non-PC platforms that are connected to the Internet, such as home-entertainment systems, smartphones, tablets and video conferencing platforms. As these additional platforms deliver new functionality, increased processing power and growing communications capabilities, we expect demand to increase for add-on, complementary devices connected to these platforms. The product expertise Logitech has developed around the PC extends to these other platforms as well and provides further opportunity for growth and leverage.

     In the video conferencing industry, we believe there is potential for growth in the sales of video communications products and services both in the enterprise markets and among consumers. The technological and economic trends creating this growth include the increased availability of high-bandwidth internet connections in enterprises and homes, improvements in video processing speeds, wide geographic distribution of employees, customers and families, and a desire to lower travel costs. These trends also generate increased interest in the video conferencing market by large, well-financed competitors, such as Cisco Systems, Inc. and Hewlett-Packard Company and, as a result, we expect competition in the industry to further intensify.

Consumer Behavior and Customer Experience Strategy

     The impact of the global macroeconomic recession on buying behavior in consumer electronics has been significant. In the current environment, we believe that consumers have become more discerning and more value-oriented and are increasingly moving online both to research and purchase products. Our strategy is to continue to stay close to consumers and adapt rapidly to their changing needs, which is exemplified by our greater emphasis on integrating consumer insights into our product and marketing strategies. We believe that a deeper understanding of the consumer is one of the major drivers that has enabled Logitech to emerge stronger from the downturn.

     The mission of our customer experience organization is to focus on understanding and improving the consumer’s overall experience with Logitech products. This group’s goal is to ensure optimal levels of experience in all Logitech products and at each consumer touch point. We use metrics and consumer feedback mechanisms to drive meaningful and measurable improvements in our products. We believe that these improvements increase consumer loyalty over time. In addition, by focusing on maximizing the number of consumers who actively recommend Logitech products, we are fueling brand preference within and across our many product categories. This is especially important because we believe today’s consumer exhibits increasing skepticism toward manufacturers, yet is more trusting of personal recommendations.

Business Strategy

     Logitech’s objective is to strengthen our leadership in the market for personal peripherals, linking people to the digital world wherever and whenever they need to access digital information for work or play. Our current business is focused on the installed and still-growing base of desktop, notebook and netbook PCs and Mac computers by offering innovative personal peripherals to address needs for comfort and productivity as well as entertainment and communication. Historically, the PC has been the main interface to the digital world and the Internet. As access to digital information expands beyond the PC platform, we are also extending our vision to the living room, meeting room and other platforms as access points to the Internet and the digital world. We believe that the market for PC personal peripherals will continue to present significant opportunities. However, we are increasingly focusing our efforts on other platforms and devices that will allow consumers to easily access information, communicate conveniently, and enjoy multiple media.

     In addition, as part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications and the China market. We also plan to increase our investment in applications and peripherals for open platforms, which do not require direct collaboration and agreement with the platform owner.

     We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Product Strategy

     We have placed an increasing emphasis on strengthening the competitiveness of our entry level products. We have always participated at the entry level, but given the increased price sensitivity among a growing number of consumers and what we believe is a resulting shift by consumers to lower priced products, we are taking action to ensure that we are also the consumer’s first choice at lower price points.

     Beyond the entry level, we have heightened our focus on providing the consumer with the strongest possible overall value across all price points. Our goal, using the lessons we have learned from our customer experience initiatives, is to maximize the product’s benefits and the value the consumer associates with those benefits. Maximizing the consumer’s perceived value of our products is one of the guiding principles of our product strategy above the entry level.

     To capitalize on the many opportunities in the growing digital marketplace, Logitech’s product strategy focuses on personal peripherals around four platforms or environments: the PC, the living room, the meeting room, and other platforms.

The PC

     Logitech continues to provide new, more innovative, high-performance PC and Mac computer navigation devices. In addition, we are also a leading brand for video imaging products, keyboards and PC audio products.

The Living Room

     The dramatic proliferation of digital content available for the home provides a significant source of new opportunities for Logitech. We believe that the new digital home – with a broad and evolving selection of digital entertainment and information content available from multiple sources, and the innovation in affordably priced digital-technology equipment – will over time allow us to play a significant role in the home entertainment experience for a much wider audience.

     Our product portfolio includes a line of advanced remote controls for home entertainment, the Squeezebox network music system that allows people to enjoy digital music in any room of the house, the diNovo Mini keyboard and the WiLife video security solution. These products represent part of our strategy to pursue new opportunities in the digital home environment, positioning Logitech at the convergence of consumer electronics and personal computing in the digital home. Logitech also offers a broad spectrum of products to enhance gaming consoles. We continue to innovate and develop new product offerings focused around the TV screen.

The Meeting Room

     With our acquisition of LifeSize in December 2009, we entered the video conferencing market. LifeSize represents our focused investment in the growth of the video communications market, as well as an opportunity to gain greater access to enterprise customers. Together, Logitech and LifeSize plan to pursue existing and new relationships with unified communications, collaboration and voice-over Internet protocol (“VoIP”) industry partners and competitors to drive the development of an open eco-system for interoperable video communications.

Other Platforms

     The significant growth of smartphones, tablets and other mobile devices that have the same or better processing capability as computers from a few years ago provides opportunities for Logitech to support these increasingly powerful platforms. Our current product portfolio includes portable digital music players and the Ultimate Ears line-up of earphones. We believe there will be additional demand for complementary personal peripherals for mobile and small form factor devices.

Geographic Expansion

     We believe that the market penetration for Logitech products is low in developing markets such as China, India, Latin America and Eastern Europe. We are committing resources to capitalize on the growth opportunities in key emerging countries, including securing new channel partners, strengthening relationships with existing partners, expanding our sales force and investing in product and marketing initiatives. As part of our business strategy, we plan to selectively increase investments and realign resources in certain key geographic markets, such as China.

Manufacturing

     To effectively respond to rapidly changing demand and to leverage economies of scale, we intend to continue our hybrid model of in-house manufacturing and third-party contract manufacturers to supply our products. Through our high-volume manufacturing operations for personal peripherals located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.

Technological Innovation

     Logitech seeks to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to the living room, the meeting room, and other platforms, in addition to the PC, as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe this expansion of access points provides additional attractive and sizable opportunities for Logitech because the relevance and importance of navigation, interaction, video and audio interfaces and applications remains substantially the same across platforms.

     To capitalize on market opportunities for personal peripherals, we recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Beyond updating our existing line of personal peripherals and video conferencing products and services, we intend to continue to lead the development of new technologies and to create product innovations, such as those introduced in fiscal years 2010 and 2009, which include the Logitech Performance Mouse MX, the Logitech Anywhere Mouse MX with Logitech Darkfield Laser Tracking technology, the Logitech Wireless Desktop MK710 with three-year battery life, the Harmony 900 remote with RF technology which lets you control your devices through cabinets, the Webcam Pro 9000 with Zeiss optics and a true 2-megapixel HD sensor, VID software which allows video calling with Logitech webcams, the Z320, Z323, Z520 and Z523 speakers with 360-degree speaker technology, the Logitech Speaker Lapdesk N700 with built-in high definition speakers, the Ultimate Ears 18 Pro Customer In-Ear Monitors featuring a six-speaker design, and the unifying Nano-receiver, which can connect multiple wireless mice and keyboards. The Nano-receiver was first introduced to the market in the VX Nano mouse and has since proliferated across a wide range of our mice.

     Logitech is committed to meeting consumers’ needs for personal peripheral devices and believes that innovation, value and product quality are important elements to gaining market acceptance and strengthening our market position.

Products

     Logitech operates in two industry segments, personal peripherals and video conferencing. Our personal peripherals segment encompasses the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. We sell our peripheral products to a network of retail distributors and resellers and to original equipment manufacturers, or OEMs. The large majority of our revenues are derived from sales of our personal peripheral products for use by consumers. The video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products and services. We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers.

Pointing Devices

Mice

     Logitech offers many varieties of computer mice, sold through retail and OEM channels. Some of our major mice products include:
  Performance Mouse MX and Anywhere Mouse MX with Logitech Darkfield Laser Tracking, which allows the mouse to be used virtually anywhere including clear glass and high-gloss surfaces.

  Marathon Mouse 750, a wireless mouse that runs up to three years on one set of batteries.

  MX Air Rechargeable Cordless Air Mouse works on the desk or in the air.

  M505 wireless mouse with extended battery life, precise laser tracking, and ambidextrous design.

  M305 wireless mouse with advanced 2.4 GHz connection.
     Our mice products also include an expanded line of gaming mice, including the customizable G9x, which gives PC gamers the ability to modify the mouse for the best personal fit, feel and performance. In addition, we sell both corded and cordless mice designed specifically for OEM customers.

Other Pointing Devices

     Some of our other pointing devices include:
  Cordless Optical TrackMan trackball, featuring a “cruise control” scrolling feature and several programmable buttons.

  3D input devices such as SpaceNavigator, SpaceExplorer, SpaceNavigator for Notebooks, and SpacePilot, sold under the 3Dconnexion brand.
Keyboards and Desktops

     Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations). Some of our major keyboards and desktops include:
  Wireless Keyboards K350, K340 and K320, our wireless keyboards with up to a three-year battery life.

  The diNovo Edge keyboard, our award-winning top-of-the-line rechargeable keyboard.

  The diNovo Mini keyboard, combining thumb typing, Windows Media center remote controls and a touchpad.

  The Illuminated Keyboard, a corded keyboard featuring laser-etched, backlighted keys, an ultra-thin 9.3mm design and Logitech PerfectStroke key system.
Notebook Essentials

     Logitech offers a range of personal peripherals that help improve the laptop-computing experience. Our products include notebook mice, webcams, speakers, headsets, presentation tools, numeric pads, lapdesks, cooling pads and notebook risers.

     Some of our notebook products include:
  Speaker Lapdesk N700 with built-in high definition speakers, a quiet, efficient fan and an ergonomic design.

  The Notebook Kit MK605 which includes a wireless laser mouse, pivoting riser, and compact, wireless keyboard connected to your notebook through one tiny unifying receiver.

  Comfort Lapdesk, a new product category, which is designed for use on the lap to protect the user from laptop heat.

  Cooling Pad N100, introduced in fiscal year 2009, a new category which features a slotted surface that enables airflow around a laptop using the USB-powered fan and can be used on a table or a lap.
Voice and Video Communications

Web Cameras

     Logitech’s webcam offerings include:
  WebCam Pro 9000

  Webcam C905

  QuickCam Orbit AF

  Webcam C600, C500 and C250
     Our premium webcams feature lenses designed in an exclusive collaboration with Carl Zeiss, a premium autofocus system, and a true 2-megapixel HD sensor. These webcams also leverage High Quality Video from Skype, a video calling functionality offered through our collaboration with Skype. Our mid-range webcams feature glass lenses, auto focus technology, and RightSound and RightLight2 Technology. These webcams record video at up to 30 frames per second and support the 720p HD video format.

     Logitech has also developed Vid, easy-to-use software that enables clear, simple video calling. Vid can be downloaded from the Logitech website and is powered by the Logitech SightSpeed network. Logitech’s entire family of webcams works with most popular video messaging applications, including Skype, Windows Live Messenger, Yahoo! Messenger and AIM. In addition, our Logitech Video Effects software has become a favorite application for users wishing to record and post video on the Internet.

     Logitech also offers the SightSpeed video calling service, as a result of the acquisition of privately-held SightSpeed Inc. in November 2008.

Video Security Systems

     Logitech’s WiLife video security systems use a PC and special video cameras to provide remote security monitoring of a home or small business. The WiLife solution includes monitoring cameras that use the HomePlug Powerline technology to transfer video over standard electrical wiring. The cameras can record video on a scheduled basis, at all times, or when they detect motion. The video is stored locally on a computer and can be played back locally on the PC. For an additional fee, the solution offers Platinum Digital Video Security which is an internet-based security system with the ability to monitor video feeds remotely on a PC, Windows-based PDAs, or cell phones.

Audio

Speakers and Earphones

     Logitech designs and manufactures a wide variety of multimedia speakers including:
  Z320, Z323, Z520 and Z523 speakers featuring 360-degree surround sound.

  The Laptop Z205 speaker, a lightweight speaker with an easy-to-attach clip-on design.

  Logitech Z-5500 Digital speakers, which are 5.1-channel multi-platform, 505-watt speakers with a 10-inch subwoofer.

  Pure-Fi Anywhere 2 speakers including a rechargeable battery, with a battery-life indicator, an improved traveling case, and an advanced remote control with one-touch access to shuffle and repeat for the iPod.

  Rechargeable Speaker S315i offering up to 20 hours of battery life, that can play your music while it’s plugged in and charging your iPod.

  The Portable Speaker S125i, an easy-to-transport speaker dock with extra bass.

  Z-5 Omnidirectional speakers, USB-powered speakers designed for Mac and PC use which feature omnidirectional acoustics.
     The Ultimate Ears product line offers a range of custom stage earphones for professional musicians and sound engineers, as well as in-ear consumer or universal fit earphones for portable music enthusiasts.

     Our line of Ultimate Ears noise-isolating universal fit earphones includes:
  The TripleFi 10 and TripleFi 10vi with triple armature speakers and voice capability options.

  The SuperFi 5 and 5vi featuring single armature speakers with flexible wearing styles and voice capability options.

  The MetroFi series which includes a range of six earphones priced from $29.99 to $79.99.
     In addition, we design and manufacture a line of Ultimate Ears Custom Stage Earphones including:
  The UE-18 Pro featuring a unique six-speaker design.

  The UE-10 which has a three-speaker design and flat response for studio mixing and audiophiles.

  The UE-7 Pro for live performance and stage use.

  The UE-4 Pro featuring a dual speaker design for emerging artists.
Streaming Media

     Building on our platform and product development expertise, Logitech offers a portfolio of affordable network music systems that make it easier to enjoy and control digital music anywhere in the home. In fiscal year 2010, we expanded our line of streaming music products with the introduction of the Logitech Squeezebox Radio and Logitech Squeezebox Touch. The Squeezebox Radio allows you to connect to your home network, and access internet radio, your personal music collection or subscription services. The Squeezebox Touch, with its 4.3-inch color touch screen, connects to your existing stereo system and speakers and supports sampling rates of up to 24 bits at 96 kHz, delivering rich sound with very little distortion.

     To expand the home network music system, Logitech also offers other players, including the Logitech Squeezebox Boom, Logitech Squeezebox Duet network music system, and the hi-end Transporter network music player.

PC Headsets

     We offer headsets and microphones designed for applications such as PC voice communications, VoIP applications and online gaming. Some of our major products in this category include the ClearChat PC Wireless headset, the ClearChat Pro USB Headset, the USB Headset H360, the Notebook Headset H165, and the USB Desktop Microphone.

Gaming

PC Game Controllers

     Logitech offers a full range of dedicated game controllers for PC gamers including joysticks, steering wheels, gamepads, mice and keyboards, and headsets.

     Our PC gaming products include:
  Logitech G9x Laser Mouse, a fully customizable mouse including features such as interchangeable grips, on-the-fly, full-speed USB laser tracking, an onboard-memory profiling system, weight tuning, a custom-color LED and the hyper-fast MicroGear Precision Scroll Wheel.

  Logitech G13 advanced gameboard, a CES Innovations Winner in the Electronic Gaming category, featuring a built-in LCD screen, 25 programmable keys and onboard memory.

  Logitech G27 Racing Wheel with several advanced features such as a six-speed gated shifter and clutch pedal, a high-torque, dual-motor force-feedback mechanism, 900 degrees of rotation, an 11-inch wheel, and premium materials such as stainless steel and leather.
Console Game Controllers and Accessories

     We offer gaming products for console platforms such as PlayStation2, PlayStation3, PSP (PlayStation Portable), Xbox, Xbox 360 and Nintendo Wii. Products include the Wireless Guitar Controller, Wireless Drum Controller, Driving Force GT Wheel and Vantage USB headset for PlayStation 3, and the USB Microphone for all platforms.

Gaming Headsets

     Our gaming headsets include the Logitech G35 Surround Sound Headset, a CES Innovations Winner, which offers 7.1 channel surround sound, a proprietary ear-enclosing design and three customizable G keys for one-touch command over music, voice morphing and more. The Logitech Gaming Headset G330 features an adjustable behind-the-head design and silicone-lined headband for a comfortable fit.

Remote Controls

     Our current line of Harmony advanced remote controls uses our patented Smart State Technology. The Logitech family of remotes includes:
  Harmony One remote features a touch-screen with backlighted buttons positioned in logical zones to make it easy to navigate, even in the dark.

  Harmony 900 remote features a full-color touch screen, intuitive button layout, and RF system allowing you to control your devices through cabinet doors and walls.

  Harmony 1100 features a customizable 3.5-inch color touch-screen and supports optional radio frequency (RF) wireless technology that lets the user control devices through cabinet doors and walls.

  Harmony 700 controls up to six devices from one color LCD screen, and features rechargeable batteries and one-click control for your favorite activities.

  Harmony 600 and Harmony 650 control up to five devices and simplify complex home-entertainment systems by giving you one-click control over your favorite activities.

  Harmony 300 controls up to four devices and requires just one button to watch TV.
Video Conferencing

     In December 2009, Logitech acquired LifeSize Communications, Inc., which offers HD video communication solutions that provide a productive, true-to-life experience.

     LifeSize products include:
  Passport, an HD video system that delivers telepresence-quality at a price point that enables broad deployment across an organization.

  Express Series, which provides full HD video quality at the lowest possible bandwidth, allowing data-sharing and supporting dual HD display, full HD camera, and phone or microphone options.

  Team Series, providing full HD video quality for natural, realistic interactions, along with ease of use and flexibility for workgroups.

  Room Series, a full HD standards-based system that provides high resolution and strong motion handling with lower latency. The LifeSize Room 220 comes standard with an embedded 8-way continuous multipoint bridge showing four visible sites.

  Conference Series 200 which, with full HD, allows dual streams to share data and documents in full motion and includes an embedded multipoint control unit complete with transcoding.
     LifeSize’s video conferencing solutions include HD video communications products, HD audio conference telephones, hardware infrastructure solutions, video management software, and services to support reliable video and audio communications and help users connect to any network securely and with ease.

Competitive Strengths

     We believe the key competitive strengths that allow Logitech to be successful and competitive in the markets for personal peripherals include:
  Our understanding of product definition, technology and industrial design excellence, as demonstrated by the various awards that our product designs continue to receive.

  Our expertise in key engineering disciplines that underlie our products and our continued enhancement of our products through the use of advanced technologies.

  Our continuing to embrace new technologies and standards, with a list of 100 industry “firsts” to our name and a patent portfolio of approximately 400 patents.

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

  Our expertise in a broad array of PC peripherals and video conferencing solutions.
     We believe that we have competed successfully based on these factors. We believe that Logitech’s future lies with our ability to continue to capitalize on these strengths.

Research and Development

     We believe that continued investment in product research and development is critical to Logitech’s success. Our international structure provides advantages and synergies to our overall product development efforts. We have development centers in the United States, Switzerland, Ireland, Canada, Germany, India and Taiwan.

     Our research and development expenses for fiscal years 2010, 2009, and 2008 were $135.8 million, $128.8 million, and $124.5 million. We expect to continue to devote significant resources to research and development, including devices for the digital home, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

     Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
EMEA	$882,635	$1,001,337	$1,117,060
Americas	729,473	785,862	888,529
Asia Pacific	354,640	421,633	364,907
Total net sales	$1,966,748	$2,208,832	$2,370,496

     Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of our total consolidated net sales in fiscal years 2010, 2009 and 2008. The United States and Germany each represented more than 10% of our total consolidated net sales for fiscal year 2010. In fiscal years 2009 and 2008, no single country other than the United States represented more than 10% of our total consolidated net sales.

     In fiscal year 2010, Ingram Micro Inc. and its affiliated entities together accounted for 13% of our net sales; in fiscal years 2009 and 2008, the same customer represented 14% of net sales. No other customer individually accounted for more than 10% of our net sales during fiscal years 2010, 2009 and 2008. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:
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

Sales and Distribution

     Logitech sells its personal peripherals through many distribution channels, including distributors, OEMs and regional and national retail chains, including online retailers. We support these retail channels with third-party distribution centers located in North America, Europe and Asia Pacific. These centers perform final configuration of products and product localization with local language manuals, packaging, software CDs and power plugs. In addition, Logitech’s distribution mix includes e-commerce in the U.S. as well as e-commerce capabilities in several European countries.

     In retail channels, Logitech’s direct sales force sells to distributors and large retailers. Our distributor customers typically resell products to retailers, value-added resellers, and systems integrators with whom Logitech does not have a direct relationship. These distributors in the U.S. include Ingram Micro, Tech Data Corporation and D&H Distributing. In Europe, pan-European distributors include Ingram Micro, Tech Data and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany, Copaco Dc B.V. in the Netherlands, Vinzeo Informatica, SLU in Spain and Channel Distribution in the United Arab Emirates.

     Logitech’s products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Office Depot, Staples, Target and Wal-Mart, and in Europe include Metro Group (MediaMarkt and Saturn), Carrefour Group, Kesa Electricals, Fnac, Dixons Stores Group PLC and most key national consumer electronics chains. Logitech products can also be purchased at the top online e-tailers, which include Amazon.com, TigerDirect.com, Buy.com, CDW, Insight Enterprises, Inc., and others.

     Logitech’s OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. We count the majority of the world’s largest PC manufacturers among our customers.

     Our Life Size division maintains a separate marketing and sales organization that sells LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of LifeSize revenues are derived from sales of products for use by large enterprises, small-to-medium businesses and public healthcare, education and government organizations.

     Through our operating subsidiaries, we maintain sales offices or sales representatives in 38 countries.

Backlog

     We typically have a relatively small amount of orders at the end of our fiscal periods that we have received but have not shipped, which is referred to as backlog. In our experience, the amount of backlog at any particular fiscal period-end is not a meaningful indication of our future business prospects. Our backlog often increases in anticipation of or immediately following new product introductions as retailers anticipate shortages and is often reduced once retailers and customers believe they can obtain sufficient supply. Our net sales in any fiscal year depend primarily on orders booked and shipped in that year, and our customers generally order on an as-needed basis. In addition, our backlog is occasionally subject to cancellation or rescheduling by customers. Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year’s net sales. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net sales. As a result, we believe that backlog information is not material to an understanding of our overall business.

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

Manufacturing

     Logitech’s manufacturing operations consist principally of final assembly and testing. Our high-volume manufacturing facility for personal peripherals products is located in Suzhou, China. The Suzhou facilities are designed to allow production growth as well as flexibility in responding to changing demands for Logitech’s products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management and employee involvement programs.

     New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech’s contract manufacturers occur in Hsinchu, Taiwan, Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech’s specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and audio products, and video conferencing equipment are manufactured by third-party suppliers to Logitech’s specifications. Retail product localization with local language manuals, packaging, software CDs and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

Competition

     Our personal peripherals and video conferencing industries are intensely competitive. The personal peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both the retail and OEM markets. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

     In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

     We expect continued competitive pressure in both our retail and OEM business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

     Pointing Devices, Keyboards and Desktops. Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share. The notebook peripheral category is also an area where we face aggressive pricing and promotions, as well as new competitors that have broader notebook product offerings than we do.

     Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Inc., Royal Philips Electronics NV and Hewlett-Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

     Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have expanded our audio product portfolio to include network-based audio systems for digital music, an emerging market with several small competitors as well as larger established consumer electronics companies, like Sony Corporation and Philips.

     Gaming. Competitors for our interactive entertainment products include Intec, Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, Inc. and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

     Remotes. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. We expect that the growth in recent years in consumer demand for personal peripheral devices for home entertainment systems will likely result in increased competition.

     Video Conferencing. Our primary competitors in the enterprise video conferencing market are Tandberg ASA and Polycom, Inc. These companies have longer experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems. Cisco and Hewlett-Packard have substantially greater financial, sales and marketing, and engineering resources than we do. We also expect Cisco’s recent purchase of Tandberg to further intensify competition. In addition, there are a number of smaller competitors which compete with LifeSize, along with Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

Intellectual Property and Proprietary Rights

     Intellectual property rights that apply to Logitech’s products and services include patents, trademarks, copyrights and trade secrets.

     We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A Risk Factors – “We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.” and “Claims by others that we infringe their proprietary technology could harm our business.”

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

Environmental Regulation

     We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product related energy consumption, the recycling of our products and of their packaging.

     Europe. In Europe we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Most Logitech products are covered by the directive and have been modified, if necessary, to be RoHS compliant. Logitech has an active program to ensure compliance with the RoHS directive and continues to source and introduce the use of RoHS compliant components and manufacturing methods in order to comply with the requirements of the directive.

     Logitech is also subject to the Energy-related Products Directive (“ErP”), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the ‘CE’ mark. The directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics. To date the following implementing measures within the ErP directive are active and applicable to Logitech products:
  Eco-design requirements for standby and off mode electric power consumption of electrical and electronic household and office equipment.

  Eco-design requirements for no-load condition power consumption and average active efficiency of external power supplies.
     Logitech has assessed the applicability of these implementing measures on relevant product lines and has taken steps to ensure that our products meet the requirements. Adoption of the ErP directive will be aligned in all EU member states and conformity will be demonstrated by Logitech in conjunction with current CE conformity marking requirements.

     We are also subject to a number of End of Life (“EOL”) Stewardship directives including the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries.

     Logitech has also assessed the applicability of the European REACH directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals). This directive does not currently impact Logitech due to our current manufacturing structure and product content. If the directive impacts Logitech in the future, we intend to comply with the applicable requirements.

     China. In China we are subject to China’s law on Management Methods on the Control of Pollution Caused by Electronic Information Products (“China RoHS”). This is substantially similar to the EU RoHS directive and as such, Logitech products are already compliant. China RoHS requires additional labelling of product that will be shipped in China and Logitech has taken steps to help ensure we comply with these requirements.

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

     Australia and New Zealand. In Australia and New Zealand, we are subject to the Minimum Energy Performance Standards (“MEPS”) regulations. These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech’s products. We have taken steps to modify products to ensure they are in compliance with MEPS.

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

     The effects on Logitech’s business of complying with other government regulations are limited to the cost of allocation of the appropriate resources for agency fees and testing as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end of life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the Steward and participates in relevant schemes. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech’s competitive position. As regulations change, we will seek to modify our products or processes to address those changes.

Seasonality

     Our retail personal peripheral product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and to a lesser extent in the fourth fiscal quarter (January to March). Our sales in the first and second quarters can vary significantly as a result of new product introductions and other factors. Accordingly, we believe that year-over-year comparisons are more indicative of variability in our results of operations than current quarter to prior quarter comparisons. The deteriorating retail environment in the second half of fiscal year 2009 resulted in an atypical sales pattern, with sales declining in the second half of fiscal year 2009 compared with the first half.

     Our enterprise product sales are generally not seasonal.

Materials

     We purchase some of our products and the key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed. Due to the recent global economic downturn, we are subject to a higher risk of insolvency of our key suppliers, possibly resulting in product delays. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.

Employees

     As of March 31, 2010, we employed 9,944 people. None of Logitech’s U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant

     The following sets forth certain information regarding our executive officers as of May 26, 2010:

Name	Age	Nationality	Position
Guerrino De Luca	57	Italian	Chairman of the Board
Gerald P. Quindlen	50	U.S.	President and Chief Executive Officer
Erik Bardman	43	U.S.	Sr. Vice President, Finance and Chief
			Financial Officer
Werner Heid	51	German	Sr. Vice President, Worldwide Sales and
			Marketing
David Henry	53	U.S.	Sr. Vice President, Customer Experience
			and Chief Marketing Officer
Junien Labrousse	52	French	Executive Vice President, Products
L. Joseph Sullivan	56	U.S.	Sr. Vice President, Worldwide Operations

     Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008. Previously, Mr. De Luca served as Logitech’s President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple, Inc. from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a BS degree in Electronic Engineering from the University of Rome, Italy.

     Gerald P. Quindlen has been Logitech’s President and Chief Executive Officer since January 2008, previously serving as Logitech’s Senior Vice President, Worldwide Sales and Marketing since he joined the Company in October 2005. From August 1987 to September 2004, Mr. Quindlen worked for Eastman Kodak Company where he was most recently Vice President of Global Sales and Operations for the Consumer and Professional Imaging Division and previously held senior sales or marketing management positions in the United States, Japan and Asia Pacific. From September 2004 to September 2005, Mr. Quindlen was a private consultant. Prior to his 17 year tenure at Eastman Kodak, he worked for Mobil Oil Corporation in engineering. Mr. Quindlen holds a BS degree in chemical engineering from Villanova University in Pennsylvania, and an MBA degree in Finance from the University of Pennsylvania’s Wharton School.

     Erik Bardman joined Logitech as Senior Vice President, Finance and Chief Financial Officer in October 2009. Prior to joining Logitech, Mr. Bardman served as a financial consultant to Zillion TV, an interactive television service company. Previously, he had been with eBay from 2003 to 2008, most recently as the chief financial officer for eBay Marketplaces, the company’s largest portfolio of businesses. At eBay, Mr. Bardman led a large global team focused on financial strategy, acquisitions, resource allocation and performance analysis. Prior to joining eBay, Mr. Bardman was with General Electric Company for 15 years in a variety of roles, developing broad expertise in consumer financial services, international finance and mergers and acquisitions. Mr. Bardman earned a BA degree from Dickinson College in Pennsylvania, with a major in history and a minor in economics. He is a graduate of GE’s intensive Financial Management Program.

     Werner Heid joined Logitech as Senior Vice President, Worldwide Sales & Marketing, in February 2009. Prior to joining Logitech, Mr. Heid was a consultative CEO to private equity firms from 2006 to 2009. Previously, he served as the president and chief executive officer of Iomega Corporation, the provider of consumer and small-business data-storage solutions, from 2001 to 2006. Before joining Iomega, Mr. Heid was the executive vice president of global sales, marketing and service for InFocus Corporation, a leading supplier of multimedia projection systems for consumers and business, from 2000 to 2001. He joined InFocus when it acquired Proxima Corporation, where Mr. Heid served as president from 1998 to 2000. Prior to taking on his leadership role at Proxima, Mr. Heid was with Hewlett-Packard Company for 14 years, in both Europe and the United States. At Hewlett-Packard, he led the business definition and the successful global market launch of the company’s All-In-One and color copier product businesses. Mr. Heid holds a masters degree in electrical engineering from University Karlsruhe in Germany.

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

     As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech’s board of directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5 may be accessed on our website or on the Securities and Exchange Commission’s website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at: http://www.six-exchange-regulation.com/obligations/management_transactions_en.html.

     For no charge, a copy of our filings made with the SEC can be requested by contacting our Investor Relations department: Logitech Investor Relations, 6505 Kaiser Drive, Fremont, CA 94555 USA, Main 510-795-8500, email: investorrelations@logitech.com

     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

     The strength and timing of the anticipated improvement of our business is uncertain, and economic conditions have and could continue to significantly harm our operating results.

     The global economic recession has had a significant negative impact on our business. We anticipate that our business and operating results will continue to improve, in part as a result of the steps we have taken in response to general economic conditions. However, the strength and precise timing of future improvement of our business is uncertain. In addition, the recession may continue to have the following negative effects on our business, operating results, and financial condition:
  Reduced sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products as well as a shift in consumer buying patterns toward lower-priced products.

  Reduced sales, or sales lower than we expect, in our EMEA sales region (which represented 45% of our total net sales in fiscal 2010), as a result of continuing economic uncertainty in Europe and the potential continuing decline in the value of the euro against the U.S. dollar.

  Risk of future customer bankruptcy or business failures, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

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

  Significant goodwill and intangible assets recorded in connection with the acquisition, which could require an impairment and resulting reduction in consolidated results if future revenues and profitability of LifeSize do not meet expectations.

  Increased or unpredictable resource allocation requirements for LifeSize, which could impact the availability of resources for other Logitech strategic or operational investments.

  Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition.

  Initial dependence on unfamiliar supply chains, relatively small supply partners, or a limited number of suppliers.

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

     The success of our products depends on several factors, including our ability to:
  identify new features or product opportunities;

  anticipate changes in technology, market trends, and consumer and business demands;

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

     If we do not successfully innovate and market products for notebook PCs, tablets and other mobile devices, our business and results of operations may suffer.

     We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, tablets, mobile phones and smaller form factor devices with computing or web surfing capabilities. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales, and our OEM sales accounted for 10% and 15% of total revenues during fiscal years 2010 and 2009. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

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

     The personal peripherals and video conferencing industries are intensely competitive.

     The personal peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands, in response to declining consumer demand in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

     The video conferencing industry is characterized by continual performance enhancements and increasing consolidation. There is heightened interest in the video conferencing market by large, well-financed competitors, such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the industry to further intensify.

     In recent years, we have expanded the categories of products we sell, and entered new markets, such as the market for enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Hewlett-Packard, Polycom, Inc., Tandberg ASA and others, have greater financial, technical, sales, marketing and other resources than we have.

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

     Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Royal Philips Electronics NV and Hewlett-Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

     Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs, and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have expanded our audio product portfolio to include network-based audio systems for digital music, an emerging market with several small competitors as well as larger established consumer electronics companies, like Sony and Philips.

     Gaming. Competitors for our interactive entertainment products include Intec, Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, Inc., and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

     Remotes. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. We expect that the growth in recent years in consumer demand for personal peripheral devices for home entertainment systems will likely result in increased competition.

     Video Conferencing. Our primary competitors in the enterprise video conferencing market are Tandberg and Polycom. These companies have longer experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems. Cisco and Hewlett-Packard have substantially greater financial, sales and marketing, and engineering resources than we do. In addition, there are a number of smaller competitors which compete with LifeSize, along with Tandberg, Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

     We also expect Cisco’s recent purchase of Tandberg to further intensify competition. Cisco is a leading producer of networking, switching and other telecommunications infrastructure products and end-points, such as phones, that are frequently used within enterprises. The growth of our LifeSize division depends in part on our ability to increase sales to enterprises with installed bases of Cisco and Tandberg equipment, and to enterprises that may purchase their equipment in the future. We believe the ability of our LifeSize products to interoperate with Cisco and Tandberg equipment, and with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers, to be a key factor in purchasing decisions by current or prospective LifeSize customers. Cisco and Tandberg may be able to improve the functionality of their own videoconferencing equipment to correspond with ongoing enhancements to Cisco’s networking, switching and other telecommunications equipment before we are able to make such improvements, or may restrict the interoperability of their products with ours. This could significantly harm the sales of our LifeSize division. As a result, the growth of our LifeSize division, and the growth of Logitech as a whole, could be significantly harmed.

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

     Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the second half of fiscal year 2009 and the first half of fiscal year 2010, economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also led us to increase our customer incentives to stimulate demand, which significantly lowered our overall gross margin in those periods.

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

     We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business as a result of adverse global economic conditions, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could harm our business, financial condition and operating results.

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

     Claims by others that we infringe their proprietary technology could harm our business.

     We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims that we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2010:

		Approximate
		Square
Location	Purpose	Footage	Ownership
Americas:
Fremont, California	Americas headquarters, research and	194,000	Leased
	development, product marketing,
	sales management, technical
	support, administration
Austin, Texas	LifeSize Division	54,000	Leased
Vancouver, Washington	Audio Business Unit	38,000	Leased
Mississauga, Canada	Remote Controls Group	20,000	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Draper, Utah	Video Security Group	7,000	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted(1)
Mexico City, Mexico	Distribution center	17,000	Contracted(1)
EMEA:
Romanel-sur-Morges, Switzerland	Research and development, product	33,300	Owned
	marketing and technical support
Morges, Switzerland	EMEA headquarters, sales and	62,300	Leased
	marketing management, technical
	support, administration
Nijmegen, Netherlands	Finance, administration, distribution	29,000	Leased
	center support
Cork, Ireland	Finance, administration, research and	18,000	Leased
	development
Seefeld, Germany	Research and development, manufacturing	15,000	Leased
Oostrum, Netherlands	Distribution center	183,000	Contracted(1)
Asia Pacific:
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical	112,000	Leased
	engineering, new product launches,
	process engineering, commodities
	management, logistics, quality
	assurance, and administration
Suzhou, China	High-volume manufacturing	854,000	Owned
Suzhou, China	Vertical integration, molding operations	277,000	Leased
Tokyo, Japan	Sales, logistics, finance, administration	10,100	Leased
	and human resources
Bangalore, India	LifeSize Business Division research and	9,000	Leased
	development
Beijing, China	Distribution center	57,000	Contracted(1)
Tokyo, Japan	Distribution center	39,000	Contracted(1)
Hong Kong, China	Distribution center	65,000	Contracted(1)
Singapore, Singapore	Distribution center	50,000	Contracted(1)
Dayuan Township, Taiwan	Distribution center	28,000	Contracted(1)
____________________

(1)	Contracted through a third-party warehouse management company

     Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory.

     We also have leased sales offices in more than 60 locations in 38 countries, with various expiration dates from 2010 to 2028.

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

ITEM 4. (REMOVED AND RESERVED)

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

     The trading symbol for Logitech shares is LOGI on Nasdaq and LOGN on the SIX Swiss Exchange. As of May 3, 2010, there were 191,606,620 shares issued (including 16,148,138 shares held as treasury stock) held by 20,527 holders of record, and the closing price of our shares was CHF 17.83 ($16.45 based on exchange rates on such date) per share on the SIX Swiss Exchange and $16.44 per share as reported by the Nasdaq Stock Market.

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

	Price per share on the
	SIX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal year 2009:
First quarter	34.22	24.18	32.65	24.13
Second quarter	30.46	24.56	27.92	22.35
Third quarter	25.14	14.29	22.43	11.68
Fourth quarter	18.01	9.00	16.26	7.74
Fiscal year 2010:
First quarter	16.80	11.94	14.85	10.41
Second quarter	20.10	14.30	19.21	13.17
Third quarter	19.21	16.44	18.95	15.87
Fourth quarter	19.23	16.40	18.40	15.10

     Nasdaq Global Select Market

     The following table sets forth certain historical share price information for the Company’s shares traded on the Nasdaq Global Select Market.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal year 2009:
First quarter	33.34	24.13
Second quarter	27.91	21.98
Third quarter	22.59	11.17
Fourth quarter	16.11	7.64
Fiscal year 2010:
First quarter	15.19	10.64
Second quarter	19.15	13.32
Third quarter	18.95	15.85
Fourth quarter	18.49	15.40

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

     A Swiss resident holder and beneficial owner of Logitech shares may qualify for a full refund of the Swiss anticipatory tax withheld from such dividends. A holder and beneficial owner of Logitech shares who is a nonresident of Switzerland, but a resident of a country that maintains a double tax treaty with Switzerland, may qualify for a full or partial refund of the Swiss anticipatory tax withheld from such dividends by virtue of the provisions of the applicable treaty between Switzerland and the country of residence of the holder and beneficial owner of the Logitech shares.

     In accordance with the tax convention between the United States and the Swiss Confederation (“Treaty”), a mechanism is provided whereby a United States resident (as determined under the Treaty), and United States corporations, other than U.S. corporations having a “permanent establishment” or a fixed base, as defined in the Treaty, in Switzerland, generally can obtain a refund of the Swiss anticipatory tax withheld from dividends in respect of Logitech shares, to the extent that 15% of the gross dividend is withheld as final withholding tax (i.e. 20% of the gross dividend may generally be refunded). In specific cases, U.S. companies not having a “permanent establishment” or a fixed base in Switzerland owning at least 10% of Logitech registered shares may receive a refund of the Swiss anticipatory tax withheld from dividends to the extent it exceeds 5% of the gross dividend (i.e. 30% of the gross dividend may be refunded). To get the benefit of a refund, holders must beneficially own Logitech shares at the time such dividend becomes due.

Share Repurchases

     The following table sets forth certain information related to purchases made by Logitech of its equity securities (in thousands, except per share amounts):

     In fiscal year 2010, we repurchased shares pursuant to our buyback program announced in June 2007 authorizing the purchase of $250 million of our shares. The June 2007 program was completed in March 2010. All share repurchases by the Company during fiscal year 2010 were made as part of publicly announced programs. In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of May 27, 2010, we have not started repurchases under the September 2008 program.

				Approximate
				Dollar Value of
	Total			Shares That May
	Number	Average Price Paid		Yet Be Purchased
	of Shares	Per Share		Under the
Period	Purchased	in USD	in CHF	Program
April 2009	—	—	—	$125,746
May 2009	—	—	—	125,746
June 2009	—	—	—	125,746
July 2009	—	—	—	125,746
August 2009	3,325	16.82	17.99	69,820
September 2009	2,513	18.04	19.09	24,479
October 2009	—	—	—	24,479
November 2009	—	—	—	24,479
December 2009	—	—	—	24,479
January 2010	—	—	—	24,479
February 2010	230	15.58	16.21	20,896
March 2010	1,357	15.81	17.14	—
Total	7,425

Performance Graph

     The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “ filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

     The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2005, and calculates the annual return through March 31, 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2005	2006	2007	2008	2009	2010
Logitech	$100	$131	$183	$167	$68	$107
Nasdaq Composite Index	$100	$117	$121	$114	$76	$120
S&P 500 Index	$100	$110	$120	$112	$68	$99

ITEM 6. SELECTED FINANCIAL DATA

     The financial data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2010	2009	2008	2007	2006(1)
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$1,966,748	$2,208,832	$2,370,496	$2,066,569	$1,796,715
Gross profit	626,896	691,226	849,118	709,525	574,110
Operating expenses:
Marketing and selling	304,788	319,167	324,451	272,264	221,504
Research and development	135,813	128,755	124,544	108,256	87,953
General and administrative	106,147	113,103	113,443	98,143	65,742
Restructuring charges	1,784	20,547	—	—	—
Total operating expenses	548,532	581,572	562,438	478,663	375,199
Operating income	78,364	109,654	286,680	230,862	198,911
Net income	$64,957	$107,032	$231,026	$229,848	$181,105
Net income per share:
Basic	$0.37	$0.60	$1.27	$1.26	$1.00
Diluted	$0.36	$0.59	$1.23	$1.20	$0.92
Shares used to compute net income per share:
Basic	177,279	178,811	181,362	182,635	181,361
Diluted	179,340	182,911	187,942	190,991	198,769
Net cash provided by operating activities	$365,259	$200,587	$393,079	$303,825	$152,217

	March 31,
	2010	2009	2008	2007	2006(1)
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$319,944	$492,759	$482,352	$196,197	$245,014
Short-term investments	$—	$1,637	$3,940	$214,625	$—
Total assets	$1,599,678	$1,421,530	$1,526,932	$1,327,463	$1,057,064
Long-term debt, net of current maturities	$—	$—	$—	$—	$4
Shareholders’ equity	$999,715	$997,708	$960,044	$844,524	$685,176
____________________

(1)
Net income for fiscal year 2006 does not include the effect of share-based compensation expense, because Logitech changed its method of accounting for share-based compensation expense effective April 1, 2006.

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

Overview of Our Company

     Logitech is a world leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices. With our acquisition of LifeSize Communications, Inc. in December 2009, we entered the market for enterprise video conferencing products and services. Our products combine essential core technologies, continuing innovation, and award-winning industrial design.

     Logitech operates in two industry segments, personal peripherals and video conferencing.

     Our personal peripherals segment encompasses the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. Our research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturer) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), Europe-Middle East-Africa (“EMEA”), and Asia Pacific. Our OEM sales team is a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers.

     Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products and services for the enterprise and small-to-medium business markets. The LifeSize segment maintains a separate marketing and sales organizations. The LifeSize product development and product management organizations are separate, but coordinated with our personal peripherals business, particularly our webcam and video communications groups. Based on the financial measurements for the fiscal year ended March 31, 2010 as evaluated by Logitech’s Chief Executive Officer, the LifeSize operating segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

     For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable high-definition (“HD”) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox and Transporter wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories.

     We sell our peripheral products to a network of retail distributors and resellers and to OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels for our peripherals were 89% and 85% of our net sales for the fiscal years ended March 31, 2010 and 2009. The large majority of our revenues have historically been derived from sales of our personal peripheral products for use by consumers.

     We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of LifeSize revenues have historically been derived from sales to large enterprises, small-to-medium businesses, and public healthcare, education and government organizations.

     Our markets are extremely competitive. The personal peripherals market is characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe that the global economic downturn has further increased competition in our markets, as competitors with larger financial resources, such as Microsoft Corporation, Sony Corporation and others, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share.

     The video conferencing market is characterized by continual performance enhancements and increasing consolidation. There is heightened interest in the video conferencing market by large, well-financed competitors, such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the market to further intensify.

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

     The broadening of our product lines has been primarily organic. However we also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. As access to digital information expands beyond the PC platform, we are also extending our vision to other platforms, such as the living room, meeting room and other platforms as access points to the Internet and the digital world. For example, with our acquisition of LifeSize in December 2009, we entered the video conferencing market. Together, Logitech and LifeSize plan to pursue existing and new relationships with unified communications, collaboration and voice-over Internet protocol (“VoIP”) industry partners and competitors to drive the development of an open eco-system for interoperable video communications. In addition, as part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications and the China market. We also plan to increase our investment in applications and peripherals for open platforms, which do not require direct collaboration and agreement with the platform owner.

     We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

     Our total net sales for the fiscal year ended March 31, 2010 decreased 11% compared with the fiscal year ended March 31, 2009. Net sales in the second half of fiscal year 2010 increased 10% over the same period in 2009, after decreasing 30% in the first six months of the year. While not yet resuming the sales levels in fiscal year 2008, the improvement in net sales in the last six months of fiscal year 2010 reflects more stable global economic conditions.

     Retail sales in fiscal year 2010 decreased 8% compared with 2009. Retail unit sales decreased 2%, less than the decrease in sales dollars, reflecting the shift by consumers towards value-priced products as a result of the economic downturn.

     Retail sales in our Asia Pacific and EMEA regions decreased 16% and 11% in fiscal year 2010 compared with fiscal year 2009. Retail sales in our Americas region increased 1% in the same period. Retail sales in the last six months of fiscal year 2010 increased in the EMEA and Americas region, and decreased slightly in the Asia Pacific region, indicating an improvement in the sales trend.

     OEM sales decreased 38% in fiscal year 2010 compared with fiscal year 2009. OEM units sold decreased 25% in the same period. The substantial decline in OEM sales was related to console microphones, which sold well in the prior fiscal year, but have reached the latter stages of the typical gaming sales cycle in fiscal year 2010.

     The sales of LifeSize Communications, Inc., which we acquired on December 11, 2009, are included in our financial results from the date of acquisition to the end of the fiscal year.

     Our gross margin for fiscal year 2010 was 31.9% compared with 31.3% in the prior fiscal year, primarily due to the impact of operational efficiencies across our supply chain and a favorable shift in product mix towards products with higher margins.

     Net income for the year ended March 31, 2010 was $65.0 million, compared with net income of $107.0 million in fiscal year 2009. The decline in net income in 2010 resulted primarily from the decline in net sales. Net income also included the negative impact of $1.8 million in fiscal year 2010 and $20.5 million in fiscal year 2009 of costs related to the restructuring plan initiated in January 2009 in response to deteriorating global economic conditions.

Trends in Our Business

     We have a large and varied portfolio of product lines for personal peripherals, grouped in several product families. In addition to changes resulting from general economic trends, we believe that normal increases or decreases in the retail sales level of a product family reflect the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, competitive activity in the product family, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, causing our overall product mix to shift both between and within product lines, and we expect these types of trends to continue.

     We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, smartphones, tablets and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in decreased demand by consumers for personal peripherals, which could negatively affect our business. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products for notebook PCs and other mobile devices, as well as for emerging product categories which are not PC-dependent.

     In our OEM channel, the shift away from desktop PCs has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales. Our OEM sales accounted for 10% and 15% of total revenues during fiscal years 2010 and 2009. We expect the trend of slowing OEM mice sales to continue.

     Most of our revenue comes from sales to our retail channels, which resell to consumers and other retailers. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers choose to maintain. We use sell-through data, which represents sales of our products by our retailer customers to consumers and by our distributor customers to retailers, along with other metrics to indicate consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

     The acquisition of LifeSize in December 2009 expands our video communication product portfolio beyond webcams and video calling into the enterprise meeting room. We believe our video conferencing segment offers significant growth opportunities for our business. However, the segment currently represents a small part of our net sales and will require continuing investments in product development and sales and marketing.

     We will continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. We also intend to continue to invest in video communications, in products for the digital home, and in growing our sales in China by increasing hiring in related engineering and sales and marketing functions.

     Although our financial results are reported in U.S. dollars, approximately half of our sales are made in currencies other than the U.S. dollar, such as the euro, British pound, Japanese yen, Chinese renminbi and Canadian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Chinese renminbi, Swiss francs, Taiwanese dollars, and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. In fiscal year 2010 the impact of foreign currency exchange rates on our operating income was not material.

     Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or price protection, which alters our product gross margins. Gross margins for the fiscal year ended March 31, 2010 were 31.9%, compared with 31.3% in fiscal year 2009, primarily due to the impact of operational efficiencies across our supply chain and a favorable shift in product mix towards products with higher margins. We currently anticipate our gross margins to be higher in fiscal year 2011 compared with fiscal year 2010.

     Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For fiscal years 2010 and 2009, the income tax provision was $18.7 million and $19.8 million based on effective income tax rates of 22.3% and 15.6%. The change in effective income tax rate between fiscal years 2010 and 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. We expect future effective income tax rates to fluctuate for similar reasons.

     In the fiscal quarter ended March 31, 2009, we implemented a restructuring plan which included a reduction in Logitech’s salaried workforce and other actions aimed at reducing operating expenses. We incurred $20.5 million in pre-tax restructuring charges in the fourth quarter of fiscal year 2009 and $1.8 million in the twelve months ended March 31, 2010 related to employee termination costs, contract termination costs and other associated costs. The restructuring plan was expected to generate annual personnel cost savings beginning in fiscal year 2010 of approximately $50 million, and approximately $50 million additional variable cost savings through efforts to limit production costs and operating expenses. The cost savings realized from the restructuring are partially offset in the operating results of fiscal year 2010 by the addition of LifeSize’s operating expenses and by increased spending to support the return to revenue growth.

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

Accruals for Customer Programs

     We record accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is accrued in the period the Company sells the product or commits to the program as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

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

     We regularly evaluate the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental reductions to revenue or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

Investment Securities

     Our investment securities portfolio as of March 31, 2010 and 2009 consisted of auction rate securities collateralized by residential and commercial mortgages. The estimated fair value of our investment securities was $1.0 million and $1.6 million at March 31, 2010 and 2009. Estimated fair value was determined by estimating values of the underlying collateral using analogous published indices or by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. The investments are classified as available-for-sale, and were reclassified from current to non-current assets as of April 1, 2009, as sale or realization of proceeds from sale is not expected within our normal operating cycle of one year.

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

     As of March 31, 2010, one customer represented 14% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 58% of total accounts receivable as of March 31, 2010. A deterioration of a significant customer’s financial condition could cause actual write-offs to be materially different from the estimated allowance. If any of these customers’ receivable balances should be deemed uncollectible or if actual write-offs are higher than historical experience, we would have to make adjustments to our allowance for doubtful accounts, which could result in an increase in the Company’s operating expenses.

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

Share-Based Compensation Expense

     Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of restricted stock units (“RSUs”) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value is deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award. For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures, and recognized on a straight-line basis over the service period for each separately vesting portion of the award. See Note 13-Employee Benefit Plans in the Notes to Consolidated Financial Statements for further discussion of share-based compensation.

     Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. We use historical data to estimate pre-vesting forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts.

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

Accounting for Income Taxes

     Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

     We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event we determine that we would not be able to realize all or part of our deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

     We make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters surrounding the recognition and measurement of uncertain tax benefits. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without the assessment of additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

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

     We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from our estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. We continue to maintain discrete financial information for 3Dconnexion and LifeSize, and accordingly determine impairment for the goodwill acquired with these acquisitions at the entity level. All other acquired goodwill is evaluated for impairment at a total enterprise level.

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

Recent Accounting Pronouncements

     In October 2009, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-13 and its potential impact on the Company’s consolidated financial statements and disclosures.

     In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on the Company’s consolidated financial statements and disclosures.

     In January 2010, the FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. We will provide these disclosures beginning in the first quarter of fiscal year 2011, when such activity occurs.

     In April 2010, the FASB published ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. Our adoption of ASU 2010-13 in the first quarter of fiscal year 2011 will not impact the Company’s consolidated financial statements.

Results of Operations

Net Sales

     Net sales by channel for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Net sales by channel:
Retail	$1,745,152	$1,887,343	$2,067,288	(8)%	(9)%
OEM	198,364	321,489	303,208	(38)%	6%
LifeSize	23,232	—	—	0%	0%
Total net sales	$1,966,748	$2,208,832	$2,370,496	(11)%	(7)%

     The decreases in retail sales in fiscal years 2009 and 2010 reflected the global economic downturn. The impact began in the third quarter of fiscal year 2009 and continued through the second quarter of fiscal year 2010. During this period, our retail sales were affected by consumers’ reluctance to spend, their buying preference for lower-price products and their strong response to promotions, as well as our customers’ alignment of inventory levels with the declining consumer demand. Sales of products priced below $40 represented 57% of retail sales in fiscal year 2010, compared with 50% in fiscal year 2009 and 49% in fiscal year 2008. Retail units decreased 2% in fiscal year 2010, compared with a 5% decrease in 2009, indicating the beginnings of economic stabilization. Foreign currency exchange rates did not affect the retail sales decline.

     The significant decline in OEM sales for fiscal year 2010 compared with 2009 was attributable to the popularity of our console microphones in fiscal year 2008 and the first three quarters of fiscal year 2009. These products reached the latter stages of the typical gaming sales cycle in the fourth quarter of fiscal year 2009. OEM units sold decreased 25% during fiscal year 2010 and increased 2% in fiscal year 2009, compared with the prior fiscal years. Foreign currency exchange rates did not significantly affect the OEM sales decline.

     LifeSize net sales represent sales of video conferencing units and related software and services for the period from December 11, 2009, the date of acquisition, to the end of the fiscal year. Although we consider LifeSize a separate operating segment, based on financial measurements for the fiscal year ended March 31, 2010 and our near-term expectations, the LifeSize segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

     Approximately 51%, 46% and 45% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in fiscal years 2010, 2009 and 2008. If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, our constant dollar sales decline would have been 12%. If foreign currency exchange rates had been the same in fiscal years 2009 and 2008, our constant dollar sales decrease would have been 6%.

     We refer to our net sales excluding the impact of foreign currency exchange rates as constant dollar sales. Constant dollar sales are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in net sales. Constant dollar sales are calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency.

Retail Sales by Region

     The following table presents the change in retail sales by region for fiscal year 2010 compared with fiscal year 2009, and fiscal year 2009 compared with fiscal year 2008:

	Year Ended March 31,
	2010 vs 2009	2009 vs 2008
Change in retail sales by region:
EMEA	(11)%	(11)%
Americas	1%	(15)%
Asia Pacific	(16)%	16%
Total retail sales	(8)%	(9)%

     Sales in the EMEA region decreased in all product families except audio in fiscal year 2010 compared with 2009, reflecting the effects of the global economic downturn. For the same reason in fiscal year 2009, the EMEA region experienced sales decreases in all product families compared with the prior year. Retail units sold declined 5% and 8% in fiscal years 2010 and 2009 compared with the prior year. In both fiscal years 2010 and 2009, sales in Eastern Europe and other emerging markets were depressed, reflecting the economic downturn, customers’ lack of available credit to finance purchases of inventory, and currency volatility. The percentage decline in retail sell-through in the EMEA region for fiscal year 2010 was less than the decline in sell-in, which indicates comparatively stronger consumer demand for our products than our sales results reflected, as well as a continuance of the realignment of our channel partners’ weeks of supply levels. If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, our EMEA constant dollar retail sales decline would have been 12%. If foreign currency exchange rates had been the same in fiscal years 2009 and 2008, our EMEA constant dollar retail sales decrease would have been 8%.

     Retail sales were essentially flat in the Americas region in fiscal year 2010 compared with 2009, reflecting modest economic stability in the region. Sales of pointing devices, keyboards and desktops, and remotes increased. The 15% decrease in sales in fiscal year 2009 compared with 2008 was driven by declines in all product families except video. Total retail units sold in the Americas region in fiscal year 2010 increased 7% over the prior year, an indication of consumers’ preference for value-segment products, compared with a 5% decrease in fiscal year 2009. Retail sell-through in fiscal year 2010 was also essentially flat compared with the prior year, as our channel partners, during the first half of the year, completed the realignment of their weeks of supply levels. Foreign currency exchange rates had no significant effect on retail sales in the Americas region in either fiscal year 2010 or fiscal year 2009.

     Retail sales in the Asia Pacific region declined in all product families during fiscal year 2010 compared with 2009, as our channel partners completed their alignment of inventory levels with consumer demand. This alignment activity was also reflected by positive sell-through compared with the sell-in decline. In fiscal year 2009, before the economic downturn affected the region, retail sales increased in all product families compared with the prior year. Correspondingly, total retail units sold in the Asia Pacific region declined 10% in fiscal year 2010 and increased 11% in fiscal year 2009 compared with the prior years. If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, our Asia Pacific constant dollar retail sales decline would have been 17%. If foreign currency exchange rates had been the same in fiscal years 2009 and 2008, our Asia Pacific constant dollar retail sales increase would have been 12%.

Net Retail Sales by Product Family

     Net retail sales by product family for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Net retail sales by product family:
Retail — Pointing Devices	$528,236	$579,775	$615,524	(9)%	(6)%
Retail — Keyboards & Desktops	329,038	384,809	464,984	(14)%	(17)%
Retail — Audio	454,957	445,362	478,455	2%	(7)%
Retail — Video	228,344	248,339	238,728	(8)%	4%
Retail — Gaming	107,595	127,052	146,016	(15)%	(13)%
Retail — Remotes	96,982	102,006	123,581	(5)%	(17)%
Total net retail sales	$1,745,152	$1,887,343	$2,067,288	(8)%	(9)%

     Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and WiLife video security systems. Gaming includes console and PC gaming peripherals. The Remotes product family is comprised of our advanced remote controls. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

     Retail — Pointing Devices

     Retail unit sales of our pointing devices decreased 2% in both fiscal years 2010 and 2009 compared with the prior fiscal years. Sales of corded mice declined 19% in fiscal year 2010 and 13% in fiscal year 2009, with units decreasing 11% and 8%. Sales of cordless mice decreased 3% in fiscal year 2010 and increased 4% in fiscal year 2009. Unit sales of cordless mice increased 15% in fiscal year 2010 and 10% in fiscal year 2009, driven by sales of our notebook mice, including in 2010 the Performance Mouse MX and the Anywhere Mouse MX, both with Darkfield Laser Tracking, and in 2009 the V450 Nano Cordless Mouse and the V220 Cordless Optical Mouse. The slower decline or higher increase in unit sales compared with dollar sales for cordless and corded mice indicates consumers’ current preference for the value segment of our product lines.

     Retail — Keyboards and Desktops

     Retail unit sales of keyboards and desktops decreased 11% and 10% during fiscal years 2010 and 2009. Sales of corded keyboards and desktops decreased 11% and 5% in fiscal years 2010 and 2009, while units decreased 17% and 7%. In fiscal year 2010, cordless keyboards and desktops decreased 20% in sales and 5% in units. Sales of the MK300 wireless desktop and the EX 100 cordless desktop were strong, but were offset by declines in sales of the EX 110 cordless desktop. In fiscal year 2009, sales of cordless keyboards and desktops decreased 21%, with a 17% decline in units. Strong sales of our cordless desktops EX 100 and MX 5500 were offset by declines in sales of the MX5000 Laser and EX 110 cordless desktops.

     Retail Audio

     Retail audio unit sales increased 11% in fiscal year 2010 and decreased 2% in fiscal year 2009. PC speaker sales decreased 7% in dollars, but increased 7% in units in fiscal year 2010, following a decline of 20% in dollars and 8% in units in fiscal year 2009. The decline in PC speaker sales was primarily attributable to product transitions and the weak demand environment. Sales of our iPod speakers increased 1% in dollars and 8% in units in fiscal year 2010 compared with increases of 22% and 8% in fiscal year 2009. Sales of our PureFi Anywhere 2 speakers made strong contributions to the increases in both fiscal years 2010 and 2009. In fiscal year 2010, the S315i Rechargeable Speaker and the S215i Portable Speaker also made positive contributions to sales. PC headset sales grew 23% in fiscal year 2010 and 9% in fiscal year 2009, with units increasing 22% and 3%. Ultimate Ears products also provided positive contributions to retail audio sales in both fiscal years 2010 and 2009.

     Retail Video

     Video sales decreased 8% in fiscal year 2010 after increasing 4% in fiscal year 2009, compared with the previous years. Units sold increased 2% and 3% in fiscal years 2010 and 2009. The sales fluctuations were primarily attributable to our WiLife video security products, which sold well in fiscal year 2009, and were negatively affected in fiscal year 2010 by a planned future product transition. Strong sellers in our webcam family included the value-priced C250 and C200 webcams in fiscal year 2010, and our Communicate MP and QuickCam Connect webcams in fiscal year 2009.

     Retail Gaming

     Retail unit sales of our gaming peripherals decreased 26% in fiscal year 2010, compared with a decrease of 22% in fiscal year 2009. PC gaming sales decreased 12% and 13% in fiscal years 2010 and 2009 compared with the previous year. Unit sales of PC gaming peripherals decreased 25% and 18% in fiscal years 2010 and 2009. In the cyclical manner typical of gaming peripherals, sales of our G25 Racing Wheel, popular in fiscal year 2009, were replaced by our G27 Racing Wheel, with lower sales of the G15 Gaming Keyboard in both years. Console gaming sales declined 27% and 12%, with unit declines of 27% and 28% in fiscal years 2010 and 2009.

     Retail Remotes

     Retail remote sales decreased 5% in fiscal year 2010 compared with the decline of 17% in fiscal year 2009. Unit sales decreased 14% in fiscal year 2010 compared with an 8% increase in fiscal year 2009, reflecting strong sales of our lower-priced Harmony One remote control and increased promotional activity in both years, and our newer Harmony 900 and Harmony 700 Advanced Universal Remote in fiscal year 2010.

Gross Profit

     Gross profit for fiscal years 2010, 2009 and 2008 was as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Net sales	$1,966,748	$2,208,832	$2,370,496	(11)%	(7)%
Cost of goods sold	1,339,852	1,517,606	1,521,378	(12)%	0%
Gross profit	$626,896	$691,226	$849,118	(9)%	(19)%
Gross margin	31.9%	31.3%	35.8%

     Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs and write-down of inventories.

     The improvement in the gross margin percentage in fiscal year 2010 over fiscal year 2009 was primarily due to operational efficiencies across our supply chain, including lower product costs as well as faster inventory turnover, and a favorable shift in product mix towards products with higher margins. Gross profit in fiscal year 2009 decreased 19% in dollars and declined as a percentage of revenue compared with fiscal year 2008 primarily due to the decline in net sales, an increasingly promotional environment, the mix of products sold, and higher freight and intangible amortization costs.

Operating Expenses

     Operating expenses for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Marketing and selling	$304,788	$319,167	$324,451	(5)%	(2)%
% of net sales	15.5%	14.4%	13.7%
Research and development	135,813	128,755	124,544	5%	3%
% of net sales	6.9%	5.8%	5.3%
General and administrative	106,147	113,103	113,443	(6)%	0%
% of net sales	5.4%	5.1%	4.8%
Restructuring charges	1,784	20,547	—	(91)%	0%
% of net sales	0.1%	0.9%	0.0%
Total operating expenses	$548,532	$581,572	$562,438	(6)%	3%
% of net sales	27.9%	26.3%	23.7%

     Total operating expenses for fiscal year 2009, excluding the impact of restructuring charges, were comparable to fiscal year 2008. In fiscal year 2010, operating expenses declined less than net sales declined, as the Company continued to invest in product development and other areas to help ensure we were positioned for the resumption of revenue growth when economic conditions improved. We expect to limit future growth in operating expenses below the growth rate in revenues, restraining or reducing non-critical expenses while investing in activities that will sustain and drive revenue growth.

     We refer to our operating expenses excluding the impact of foreign currency exchange rates as constant dollar operating expenses. Constant dollar operating expenses are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating prior period operating expenses in each local currency at the current period’s average exchange rate for that currency.

     Marketing and Selling

     Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

     The decline in marketing and selling expenses in fiscal year 2010 compared with fiscal year 2009 resulted primarily from lower spending in marketing development funds, travel expenses and consulting fees. The decrease in spending between fiscal years 2009 and 2008 was the result of lower spending in advertising, marketing development funds, and travel expenses. These decreases in marketing costs related to the alignment of promotional expenditures with current sales levels and targeted product promotion activities which occurred in fiscal year 2008.

     Personnel costs increased in fiscal years 2010 and 2009 over the preceding fiscal years partially due to the addition of LifeSize sales and marketing personnel in fiscal year 2010 and the WiLife product marketing group in fiscal year 2009, and partially relating to the comparison of periods in which discretionary personnel costs were reduced. Bad debt expense declined significantly in fiscal year 2010 as economic conditions stabilized, after increasing significantly in fiscal year 2009 as a result of customers’ financial difficulties related to the economic downturn.

     If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, the percentage decrease in constant dollar marketing and selling expense for fiscal year 2010 would not have changed. The impact of year-over-year exchange rate changes on translation of foreign currency marketing and selling expenses to our U.S. dollar financial statements was not material in fiscal year 2009 compared with fiscal year 2008.

     Research and Development

     Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

     The increases in research and development expenses in fiscal years 2010 and 2009 resulted from the addition of research and development costs of companies acquired in fiscal years 2010, 2009 and 2008. Personnel costs were approximately the same in fiscal years 2009 and 2008, but increased in fiscal year 2010 in comparison with fiscal year 2009, when discretionary personnel costs were reduced.

     If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, the change in constant dollar research and development expense would have been 5%, the same as the change in U.S. dollars. In fiscal year 2009, exchange rate changes, particularly from the stronger Swiss franc and Taiwanese dollar relative to the U.S. dollar, contributed to the increase in research and development expense.

     General and Administrative

     General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

     General and administrative expense was approximately the same in fiscal years 2009 and 2008, and declined in fiscal year 2010. The decline in fiscal year 2010 was primarily due to a decrease of 5% in personnel costs, as headcount was reduced, although the headcount reduction was offset by the addition of LifeSize personnel in the fourth fiscal quarter. Personnel costs increased 2% during fiscal year 2009 primarily due to an increase in share-based compensation expense. Decreases in travel and infrastructure expenses in fiscal year 2010 were partially offset by $6.6 million in transaction costs related to the acquisition of LifeSize. Consulting fees and travel expenses decreased in fiscal year 2009 compared with fiscal year 2008 as a result of cost containment efforts.

     If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, the percentage decrease in constant dollar general and administrative expense for fiscal year 2010 would have been 7%. Exchange rate changes, particularly from the stronger Swiss franc relative to the U.S. dollar, contributed to the increase in general and administrative expense in fiscal year 2009.

     Restructuring Charges

     Restructuring charges consist of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. In the period from January 2009 to March 31, 2010, we incurred pre-tax restructuring charges of $22.3 million.

     The restructuring plan reduced our salaried workforce by approximately 500 employees, resulting in $17.8 million in termination benefits to those employees. Termination benefits were calculated based on regional benefit practices and local statutory requirements. An additional $3.4 million in pension plan curtailment and settlement costs were incurred in fiscal year 2009 as a result of the terminations. Restructuring charges also included exit costs associated with the closure of existing facilities and write downs of fixed assets that were not placed in service due to the abandonment of the related projects.

     The restructuring was completed as of March 31, 2010. The cost savings realized from the restructuring are partially offset in the operating results of fiscal year 2010 by the addition of LifeSize’s operating expenses and by increased spending to support the return to revenue growth.

     The following table summarizes restructuring-related activities during fiscal years 2010 and 2009 (in thousands). No restructuring costs were incurred in fiscal year 2008.

				Contract
		Termination	Asset	Termination
	Total	Benefits	Impairments	Costs	Other
Balance at March 31, 2008	$—	$—	$—	$—	$—
Charges	20,547	16,427	556	200	3,364
Cash payments	(12,764)	(12,579)	—	(185)	—
Charges against assets	(556)	—	(556)	—	—
Other	(3,485)	(121)	—	—	(3,364)
Foreign exchange	52	52	—	—	—
Balance at March 31, 2009	$3,794	$3,779	$—	$15	$—
Charges	1,784	1,318	—	419	47
Cash payments	(5,194)	(5,098)	—	(96)	—
Charges against assets	—	—	—	—	—
Other	(86)	53	—	(4)	(135)
Foreign exchange	101	106	—	—	(5)
Balance at March 31, 2010	$399	$158	$—	$334	$(93)

Interest Income, Net

     Interest income and expense for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Interest income	$2,406	$8,648	$15,752	(72)%	(45)%
Interest expense	(286)	(20)	(244)	1330%	(92)%
Interest income, net	$2,120	$8,628	$15,508	(75)%	(44)%

     Interest income declined in fiscal years 2010 and 2009 compared with 2008 due to lower invested balances and significantly lower interest rates.

Other Income (Expense), Net

     Other income and expense for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

				Change %
	Year Ended March 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
Foreign currency exchange gains, net	$1,720	$13,680	$10,616	(87)%	29%
Write-down of investments	(643)	(2,727)	(79,823)	(76)%	(97)%
Gain on sale of investments, net	—	—	27,761	0%	(100)%
Insurance investment income (loss)	1,221	(2,883)	710	(142)%	(506)%
Other, net	841	441	1,362	91%	(68)%
Other income (expense), net	$3,139	$8,511	$(39,374)	(63)%	(122)%

     Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The higher foreign exchange gains during fiscal year 2009 were due to gains on sales of euros for U.S. dollars. The gains on currency sales in fiscal year 2010 were offset by losses on foreign exchange forward contracts intended to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables or payables. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

     We recorded write-downs of $0.6 million, $2.7 million and $79.8 million in fiscal years 2010, 2009 and 2008 related to other-than-temporary declines in the estimated fair value of our investment securities. During fiscal year 2008, we also recorded a realized gain of $33.7 million on investments sold as part of a confidential settlement agreement, and a realized loss of $6.0 million on the sale of investments collateralized by corporate debt.

     Insurance investment income or loss represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of our subsidiaries.

     Other income in fiscal year 2008 also includes a gain of $1.0 million on the sale of our ioPen retail product line.

Provision for Income Taxes

     The provision for income taxes and effective income tax rate for fiscal years 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Provision for income taxes	$18,666	$19,761	$31,788
Effective income tax rate	22.3%	15.6%	12.1%

     The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and change in management’s assessment of matters such as the ability to realize deferred tax. The increase in the effective income tax rate to 22.3% compared with 15.6% in fiscal year 2009 is due to the mix of income and losses in the various tax jurisdictions in which we operate. The increase in the effective income tax rate to 15.6% in fiscal year 2009 compared with 12.1% in fiscal year 2008 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the decrease in income before income taxes.

     The U.S. Federal research tax credit expired as of December 31, 2009. The U.S. House of Representatives in December 2009 and the U.S. Senate in March 2010 passed different draft legislation which would extend the tax credit for an additional year, however the extension has not yet passed into law as of March 31, 2010. Accordingly, our income tax provision for fiscal year 2010 includes a tax benefit for the Federal research tax credit of $0.9 million calculated through December 31, 2009.

     The U.S. state of California has enacted legislation affecting the methodology which must be used by corporate taxpayers to apportion income to California. These changes will become effective for our fiscal year ending March 31, 2012. Although the Company has significant operations in California, we believe these changes will not have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

     At March 31, 2010, our working capital was $353.4 million, compared with $709.4 million at March 31, 2009. The decrease in working capital over the prior year was due to the cash paid for the acquisition of LifeSize, offset by decreases in accounts receivable and inventories, and increases in accounts payable and accrued liabilities.

     During fiscal year 2010, operating activities provided net cash of $365.3 million, generated from cash collections on accounts receivable, inventory management efforts, and increases in short-term liabilities. We used $427.8 million in investing activities, including $378.6 million for the acquisition of LifeSize, net of cash acquired of $3.7 million, $10.0 million for certain assets of TV Compass, and $39.8 million for investments in tooling, computer hardware, and software. Net cash used in financing activities was $108.2 million, primarily for the repurchase of shares under our share buyback programs and the repayment of short and long-term debt assumed in the LifeSize acquisition, partially offset by proceeds from employee stock purchases and the exercise of stock options.

     At March 31, 2010, we had cash and cash equivalents of $319.9 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value. In addition, we hold investments consisting of auction rate securities with an estimated fair value of $1.0 million, which are carried in non-current assets, as sale or realization of proceeds from the sale of these securities is not expected within our normal operating cycle of one year. The fair value of these securities at March 31, 2010 was determined by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. During fiscal year 2010, we recorded an impairment loss of $0.6 million related to the other-than-temporary decline in the fair value of these securities. Further changes in the fair value of our investment securities would not materially affect our liquidity or capital resources.

     The Company has credit lines with several European and Asian banks totaling $151.9 million as of March 31, 2010. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At March 31, 2010, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

     We provide various third parties with irrevocable letters of credit in the normal course of business to secure our obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2010, we had $3.4 million of letters of credit in place, of which $0.3 million was outstanding. These letters of credit related primarily to equipment purchases by a subsidiary in China, and expire between April and June 2010.

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

Cash Flow from Operating Activities

     The following table presents selected financial information and statistics for fiscal years 2010, 2009 and 2008 (dollars in thousands):

	Year Ended March 31,
	2010	2009	2008
Accounts receivable, net	$195,247	$213,929	$373,619
Inventories	$219,593	$233,467	$245,737
Working capital	$353,370	$709,382	$723,221
Days sales in accounts receivable (DSO)(1)	33 days	47 days	56 days
Inventory turnover (ITO)(2)	6.1x	5.2x	6.3x
Net cash provided by operating activities	$365,259	$200,587	$393,079
____________________

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

     During fiscal year 2010, the Company’s operating activities generated net cash of $365.3 million, compared with $200.6 million in 2009 and $393.1 million in 2008. The increase in 2010 was due primarily to targeted management of working capital, reflected in the lower DSO and higher ITO.

     DSO for fiscal year 2010 improved by 14 days compared with fiscal year 2009 and 23 days over fiscal year 2008, due to improved cash collections and increased order and shipment linearity. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

     Inventory turnover for fiscal year 2010 increased compared with 2009. Inventory turnover declined between fiscal years 2009 and 2008 because sales decreased at a faster rate than inventory was reduced.

Cash Flow from Investing Activities

     Cash flows from investing activities during fiscal years 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Acquisitions and investments, net of cash acquired	$(388,809)	$(64,430)	$(59,722)
Purchases of property, plant and equipment	(39,834)	(48,263)	(57,900)
Purchases of investment securities	—	—	(379,793)
Sales of investment securities	—	—	538,479
Sale of investment	—	—	13,308
Proceeds from cash surrender of life insurance policies	813	—	—
Premiums paid on cash surrender value life insurance policies	—	(427)	(1,151)
Net cash provided by (used in) investing activities	$(427,830)	$(113,120)	$53,221

     In fiscal year 2010, we acquired LifeSize Communications for $378.6 million, net of cash acquired of $3.7 million, and certain assets of TV Compass for $10 million. In fiscal year 2009, we acquired the Ultimate Ears companies for $32.3 million, net of cash acquired of $0.2 million, including transaction costs of $0.5 million and excluding a $1.8 million holdback provision which was recorded as a liability in the consolidated financial statements. We also acquired SightSpeed in fiscal year 2009 for $30.9 million in cash including transaction costs of $0.8 million. In addition, we paid $2.0 million for a pre-acquisition contingency recorded during the third quarter of fiscal year 2009 related to our WiLife acquisition and $0.4 million for patent rights acquired pursuant to a patent settlement agreement. In fiscal year 2008, we acquired WiLife, Inc. for $22.0 million, net of cash acquired of $0.1 million and including $0.5 million in transaction costs. We also paid a deferred payment in fiscal year 2008 of $37.7 million to the former shareholders of Intrigue Technologies, Inc., which we acquired in May 2004.

     Our purchases of plant and equipment during fiscal years 2010 and 2009 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling. In fiscal year 2008, we also purchased machinery and equipment for two new production and manufacturing facilities, including a new surface mount technology factory in China, and leasehold improvements for a new office facility in Switzerland. Purchasing activity was lower in fiscal years 2010 and 2009 as we focused our cash outlays on critical capital needs.

     During the third quarter of fiscal year 2008, we sold 50% of our investment securities as part of a confidential settlement agreement and received $84.3 million in cash. In addition, we sold our remaining investments collateralized by corporate debt for $28.3 million, at a realized loss of $6.0 million. We also reinvested $130.9 million into short-term bank deposits, which are classified as cash equivalents in the Company’s balance sheet. The balance of the activity in investments related to purchases and sales made during the first quarter of fiscal year 2008. The Company no longer invests in auction rate securities.

     We received $11.3 million during fiscal year 2008 from the sale in fiscal year 2007 of the balance of our investment in Anoto Group A.B. We also received $2.0 million from the sale of our ioPen retail product line in fiscal year 2008.

     The proceeds from cash surrender and the premiums paid on life insurance relate to investments of a management deferred compensation plan offered by one of the Company’s subsidiaries.

Cash Flow from Financing Activities

     The following tables present information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2010, 2009 and 2008 (in thousands except per share amounts):

	Year Ended March 31,
	2010	2009	2008
Purchases of treasury shares	$(126,301)	$(78,870)	$(219,742)
Proceeds from sale of shares upon exercise of options
and purchase rights	28,917	31,119	50,603
Repayments of debt	(13,630)	—	(11,739)
Excess tax benefits from share-based compensation	2,814	6,592	15,231
Net cash used in financing activities	$(108,200)	$(41,159)	$(165,647)

	Year Ended March 31,
	2010	2009	2008
Number of shares repurchased	7,425	2,803	7,784
Value of shares repurchased	$126,301	$78,870	$219,742
Average price per share	$17.01	$28.14	$28.23

     During fiscal year 2010 and 2009, we repurchased 7.4 million and 2.8 million shares for $126.3 million and $78.9 million under our buyback program announced in June 2007. In fiscal year 2008, we repurchased 7.8 million shares for $219.7 million under buyback programs announced in June 2007 and May 2006. The June 2007 buyback program, which was completed in March 2010, and the May 2006 buyback program, which was completed in February 2008, each authorized the purchase of up to $250.0 million in Logitech shares.

     In fiscal years 2010, 2009 and 2008, we received proceeds from the sale of 3.1 million, 3.1 million and 4.7 million shares upon exercise of employee stock options and share purchases under our stock plans. In addition, cash was provided in each of those fiscal years from tax benefits on the exercise of share-based payment awards.

     In fiscal year 2010, we repaid $13.6 million of short and long-term debt assumed when we acquired LifeSize Communications. During fiscal year 2008, we repaid in full our short-term debt borrowings of $11.7 million.

Cash Outlook

     We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may also require the use of cash. In addition, future deterioration of global economic conditions could adversely affect our operations and require the use of cash.

     In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. The September 2008 program is subject to the completion of our current share buyback program of $250 million, which occurred in March 2010. As of May 27, 2010, we have not started repurchases under the September 2008 program.

     In the fiscal quarter ended March 31, 2009, we initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We incurred pre-tax restructuring charges of $20.5 million in the three months ended March 31, 2009 and $1.8 million in the fiscal year ended March 31, 2010 related to employee termination costs, contract termination costs, and other associated costs. The restructuring was completed as of March 31, 2010. The cost savings realized from the restructuring are partially offset in the operating results of fiscal year 2010 by the addition of LifeSize’s operating expenses and by increased spending to support the return to revenue growth.

     In December 2009, we acquired LifeSize Communications, Inc., a privately held company specializing in high definition video communication products and services. In connection with the merger, Logitech agreed to establish a cash and stock option retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. In December 2009, options to purchase 850,000 Logitech shares were issued in connection with the retention and incentive plan.

     In November 2007, we acquired WiLife, Inc., a privately held company providing PC-based video cameras for self-monitoring a home or small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of March 31, 2010, no amounts were payable towards performance-based payments under our WiLife acquisition agreement.

     The U.S. state of California has enacted legislation affecting the methodology which must be used by corporate taxpayers to apportion income to California. These changes will become effective for our fiscal year ending March 31, 2012. Although the Company has significant operations in California, we believe these changes will not have a material impact on our results of operations or financial condition.

     The U.S. Internal Revenue Service has initiated an examination of the Company’s U.S. subsidiary for fiscal years 2006 and 2007. The Company is also under examination in other foreign jurisdictions. As of March 31, 2010, we are not able to estimate the potential future liability, if any, which may result from these examinations.

     Other contractual obligations and commitments of the Company which require cash are described in the following sections.

     Over the past several years, we have been able to generate positive cash flow from our operating activities, including cash from operations of $365.3 million in fiscal year 2010. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

     As of March 31, 2010, the Company’s outstanding contractual obligations and commitments included: (i) equipment financed under capital leases, (ii) facilities leased under operating lease commitments, (iii) purchase commitments and obligations, (iv) long-term liabilities for income taxes payable, and (v) defined benefit pension plan obligations. The following summarizes our contractual obligations and commitments at March 31, 2010 (in thousands):

		Payments Due by Period(1)
					More
		Less than			than 5
	Total	1 year	1-3 years	4-5 years	years
Operating leases	$46,696	$13,679	$17,870	$7,644	$7,503
Purchase commitments — inventory	183,560	183,560	—	—	—
Purchase obligations — capital expenditures	12,925	12,925	—	—	—
Purchase obligations — operating expenses	33,324	33,324	—	—	—
Other liabilities(2)	164,825	—	—	—	—
Total contractual obligations and commitments	$441,330	$243,488	$17,870	$7,644	$7,503
____________________

(1)	The table above does not include the performance based payments that we may have to make as part of our acquisition agreements described above.

(2)
Other liabilities at March 31, 2010 included $118.9 million related to our income tax liability for uncertain tax positions, $22.1 million in pension liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $0.6 million is payable in the next 12 months, $10.3 million related to a management deferred compensation plan, $5.7 million of royalties payable, $4.4 million in deferred service revenue, and $3.4 million related to various other obligations. As the specific payment dates for most of these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Operating Leases

     The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of March 31, 2010 were not material.

Purchase Commitments

     We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At March 31, 2010, fixed purchase commitments for capital expenditures amounted to $12.9 million, and primarily relate to commitments for manufacturing equipment, tooling, computer software and computer hardware. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2010, fixed purchase commitments for inventory amounted to $183.6 million, which are expected to be fulfilled by December 31, 2010. We also had other commitments of $33.3 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to the delivery of the purchases.

Income Taxes Payable

     At March 31, 2010, we had $116.5 million in non-current income taxes payable and $2.4 million in current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions. Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Within the next 12 months, we anticipate that it is reasonably possible that unrecognized tax benefits may decrease due to the resolution of income tax audits with foreign governments. However, an estimate of such decreases cannot reasonably be made as of March 31, 2010.

Defined Benefit Pension Plan Obligations

     At March 31, 2010, we had $22.1 million in pension liability related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $0.6 million is payable in the next 12 months. See Note 13 – Employee Benefit Plans for more information.

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

Guarantees

     The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At March 31, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments for three of the five guarantee arrangements is limited to $30.8 million in total. The remaining two guarantees are limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $8.2 million as of March 31, 2010. As of March 31, 2010, $7.6 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee arrangements. These guarantees do not specify a maximum amount. As of March 31, 2010, $8.7 million was outstanding under these guarantees.

Indemnifications

     The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of March 31, 2010. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

Letters of Credit

     We provide various third parties with irrevocable letters of credit in the normal course of business to secure our obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2010, we had $3.4 million of letters of credit in place, of which $0.3 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between April and June 2010.

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

Foreign Currency Exchange Rates

     The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese renminbi (“CNY”), euro, British pound, Taiwanese dollar, Japanese yen, Mexican peso and Swiss franc. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

     The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2010. The table below represents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

			FX Gain (Loss)	FX Gain (Loss)
		Net Exposed	From 10%	From 10%
		Long (Short)	Appreciation of	Depreciation of
		Currency	Functional	Functional
Functional Currency	Transaction Currency	Position	Currency	Currency
U.S. dollar	Chinese renminbi	$35,428	$(3,221)	$3,936
Euro	British pound	22,143	(2,013)	2,460
Taiwanese dollar	U.S. dollar	17,846	(1,622)	1,983
Japanese yen	U.S. dollar	(12,769)	1,161	(1,419)
Mexican peso	U.S. dollar	(6,454)	587	(717)
Euro	Swedish krona	(1,736)	158	(193)
Euro	Swiss franc	(1,440)	131	(160)
Euro	U.S. dollar	(1,072)	97	(119)
Australian dollar	U.S. dollar	671	(61)	75
U.S. dollar	Canadian dollar	583	(53)	65
Swiss franc	U.S. dollar	503	(46)	56
		$53,703	$(4,882)	$5,967

     Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

     The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At March 31, 2010, net assets held in CNY totaled $35.4 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

     The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. As of March 31, 2010, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $46.2 million. Deferred realized gains of $1.3 million and deferred unrealized gains of $0.1 million are recorded in accumulated other comprehensive loss at March 31, 2010, and are expected to be reclassified to cost of goods sold when the related inventory is sold.

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

     The notional amounts of foreign exchange forward contracts outstanding at March 31, 2010 relating to foreign currency receivables or payables were $15.1 million. Open forward contracts as of March 31, 2010 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2010 were $38.9 million. Swap contracts outstanding at March 31, 2010 consisted of contracts in British pounds, Japanese yen, Mexican pesos and Canadian dollars. Unrealized net losses on the contracts outstanding at March 31, 2010 were $0.1 million.

     If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.0 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $7.3 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

     Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2010 and March 31, 2009 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Logitech’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of such date, our disclosure controls and procedures are effective at a level designed to provide reasonable assurance of achieving their stated objectives.

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

     Logitech’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

     The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Changes in Internal Control over Financial Reporting

     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

     Other information required by this Item may be found in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2010 (“the Proxy Statement”).

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
     Any amendments or waivers of the code of ethics for members of the Company’s board of directors or executive officers will be disclosed in the investor relations section of the Company’s Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company’s next Form 10-K filing. During fiscal year 2010, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

     Logitech’s code of ethics is available on the Company’s Web site at www.logitech.com, and for no charge, a copy of the Company’s code of ethics can be requested via the following address or phone number:

     Logitech
     Investor Relations
     6505 Kaiser Drive
     Fremont, CA 94555 USA
     Main 510-795-8500

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item may be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item may be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Information with respect to this item may be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item may be found in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Financial Statements

               Report of the Independent Registered Public Accounting Firm

               Consolidated Statements of Income – Years Ended March 31, 2010, 2009 and 2008

               Consolidated Balance Sheets – March 31, 2010 and 2009

               Consolidated Statements of Cash Flows – Years Ended March 31, 2010, 2009 and 2008

               Consolidated Statements of Changes in Shareholders’ Equity – Years Ended March 31, 2010, 2009 and 2008

               Notes to Consolidated Financial Statements

               Unaudited Quarterly Financial Data

          2. Financial Statement Schedule

               Schedule II – Valuation and Qualifying Accounts

          3. Exhibits

Index to Exhibits

Exhibit			Incorporated by Reference				Filed
No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
2.	1	Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1

3.	1	Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/04/08	3.1

3.	2	Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2

10.	1	1996 Stock Plan, as amended**	S-8	333-100854	05/27/03	4.2

10.	2	Logitech International S.A. 2006 Stock Incentive Plan, as amendedand restated effective September 1, 2009**	8-K	0-29174	09/03/09	10.2

10.	3	Representative form of Performance Restricted Stock Unit agreement under the Logitech International S.A. 2006 Stock Incentive Plan**	10-K	0-29174	06/01/09	10.3

10.	4	Logitech Inc. Management Deferred Compensation Plan**	10-Q	0-29174	11/04/08	10.1

10.	5	1996 Employee Share Purchase Plan (U.S.), as amended**	S-8	333-157038	01/30/09	10.1

10.	6	2006 Employee Share Purchase Plan (Non-U.S.), as amended**	S-8	333-157038	01/30/09	10.2

10.	7	Form of Director and Officer Indemnification Agreement with Logitech International S.A.**	20-F	0-29174	05/21/03	4.1

10.	8	Form of Director and Officer Indemnification Agreement with Logitech Inc.**	20-F	0-29174	05/21/03	4.2

10.	9	Logitech Management Performance Bonus Plan**	8-K	0-29174	05/13/08	10.1

10.	10	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen**	8-K	0-29174	12/09/08	10.1

10.	11	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen**	8-K	0-29174	12/09/08	10.4

10.	12	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca**	10-K	0-29174	05/30/08	10.10

10.	13	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca**	8-K	0-29174	12/09/08	10.5

10.	14	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and each of Mark J. Hawkins, David Henry, Junien Labrousse, and L. Joseph Sullivan**	8-K	0-29174	12/09/08	10.2

Exhibit			Incorporated by Reference				Filed
No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.	15	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer**	10-K	0-29174	05/30/08	10.12

10.	16	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid**	10-K	0-29174	06/01/09	10.16

10.	17	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.1

10.	18	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.2

10.	19	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.3

10.	20	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.4

10.	21	Compensation terms for non-executive board members for September 2009 – September 2010 board year**	10-Q	0-29174	11/04/09	10.5

10.	22	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008**	10-Q	0-29174	11/04/09	10.14.1

10.	23	LifeSize Communications, Inc. 2003 Stock Option Plan**	S-8	333-163933	12/22/09	10.1

10.	24	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman**	8-K	0-29174	09/22/09	10.1

21.	1	List of subsidiaries of Logitech International S.A.					X

23.	1	Consent of Independent Registered Public Accounting Firm					X

24.	1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

31.	1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

31.	2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.	1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*					X
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

LOGITECH INTERNATIONAL S.A.

/S/ GERALD P. QUINDLEN
Gerald P. Quindlen
President and Chief Executive Officer

/S/ ERIK K. BARDMAN
Erik K. Bardman
Senior Vice President, Finance and
Chief Financial Officer

May 27, 2010

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald P. Quindlen and Erik K. Bardman, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GERALD P. QUINDLEN	President and Chief Executive Officer	May 27, 2010
Gerald P. Quindlen	(Principal Executive Officer)

	Senior Vice President, Finance and	May 27, 2010
/S/ ERIK K. BARDMAN	Chief Financial Officer
Erik K. Bardman	(Principal Financial Officer,
Principal Accounting Officer)

/S/ GUERRINO DE LUCA	Chairman of the Board	May 27, 2010
Guerrino De Luca

/S/ GERALD P. QUINDLEN	Director	May 27, 2010
Gerald P. Quindlen

/S/ DANIEL BOREL	Director	May 27, 2010
Daniel Borel

/S/ MATTHEW BOUSQUETTE	Director	May 27, 2010
Matthew Bousquette

/S/ ERH-HSUN CHANG	Director	May 27, 2010
Erh-Hsun Chang

/S/ KEE-LOCK CHUA	Director	May 27, 2010
Kee-Lock Chua

/S/ SALLY DAVIS	Director	May 27, 2010
Sally Davis

/S/ ROBERT MALCOLM	Director	May 27, 2010
Robert Malcolm

/S/ MONIKA RIBAR	Director	May 27, 2010
Monika Ribar

/S/ RICHARD LAUBE	Director	May 27, 2010
Richard Laube

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations effective April 1, 2009.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
May 27, 2010

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended March 31,
	2010	2009	2008
Net sales	$1,966,748	$2,208,832	$2,370,496
Cost of goods sold	1,339,852	1,517,606	1,521,378
Gross profit	626,896	691,226	849,118
Operating expenses:
Marketing and selling	304,788	319,167	324,451
Research and development	135,813	128,755	124,544
General and administrative	106,147	113,103	113,443
Restructuring charges	1,784	20,547	—
Total operating expenses	548,532	581,572	562,438
Operating income	78,364	109,654	286,680
Interest income, net	2,120	8,628	15,508
Other income (expense), net	3,139	8,511	(39,374)
Income before income taxes	83,623	126,793	262,814
Provision for income taxes	18,666	19,761	31,788
Net income	$64,957	$107,032	$231,026

Net income per share:
Basic	$0.37	$0.60	$1.27
Diluted	$0.36	$0.59	$1.23

Shares used to compute net income per share:
Basic	177,279	178,811	181,362
Diluted	179,340	182,911	187,942

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$319,944	$492,759
Short-term investments	—	1,637
Accounts receivable	195,247	213,929
Inventories	219,593	233,467
Other current assets	58,877	56,884
Total current assets	793,661	998,676
Property, plant and equipment	91,229	104,132
Goodwill	553,462	242,909
Other intangible assets	95,396	32,109
Other assets	65,930	43,704
Total assets	$1,599,678	$1,421,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,955	$157,798
Accrued liabilities	182,336	131,496
Total current liabilities	440,291	289,294
Other liabilities	159,672	134,528
Total liabilities	599,963	423,822

Commitments and contingencies
Shareholders’ equity:
Shares, par value CHF 0.25 — 191,606,620 issued and authorized and
50,000,000 conditionally authorized at March 31, 2010 and 2009	33,370	33,370
Additional paid-in capital	14,880	45,012
Shares in treasury, at cost, 16,435,528 at March 31, 2010
and 12,124,078 at March 31, 2009	(382,512)	(341,454)
Retained earnings	1,406,618	1,341,661
Accumulated other comprehensive loss	(72,641)	(80,881)
Total shareholders’ equity	999,715	997,708
Total liabilities and shareholders’ equity	$1,599,678	$1,421,530

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$64,957	$107,032	$231,026
Non-cash items included in net income:
Depreciation	56,380	44,021	43,831
Amortization of other intangible assets	14,515	8,166	5,391
Share-based compensation expense related to options,
restricted stock units (“RSUs”) and stock purchase rights	25,807	24,503	21,040
Write-down of investments	643	2,727	79,823
Gain on sale of investments	—	—	(27,761)
Excess tax benefits from share-based compensation	(2,814)	(6,592)	(15,231)
Loss (gain) on cash surrender value of life insurance policies	(1,223)	2,868	(724)
In-process research and development	—	1,000	—
Deferred income taxes and other	(17,895)	(10,387)	(2,138)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	28,489	152,496	(31,212)
Inventories	30,942	(9,078)	(10,230)
Other assets	15,038	14,615	(10,725)
Accounts payable	94,155	(123,802)	61,096
Accrued liabilities	56,265	(6,982)	48,893
Net cash provided by operating activities	365,259	200,587	393,079
Cash flows from investing activities:
Acquisitions and investments, net of cash acquired	(388,809)	(64,430)	(59,722)
Purchases of property, plant and equipment	(39,834)	(48,263)	(57,900)
Purchases of investment securities	—	—	(379,793)
Sales of investment securities	—	—	538,479
Sale of investment	—	—	13,308
Proceeds from cash surrender of life insurance policies	813	—	—
Premiums paid on cash surrender value life insurance policies	—	(427)	(1,151)
Net cash provided by (used in) investing activities	(427,830)	(113,120)	53,221
Cash flows from financing activities:
Purchases of treasury shares	(126,301)	(78,870)	(219,742)
Proceeds from sale of shares upon exercise of options
and purchase rights	28,917	31,119	50,603
Repayments of debt	(13,630)	—	(11,739)
Excess tax benefits from share-based compensation	2,814	6,592	15,231
Net cash used in financing activities	(108,200)	(41,159)	(165,647)
Effect of exchange rate changes on cash and cash equivalents	(2,044)	(35,901)	5,502
Net increase (decrease) in cash and cash equivalents	(172,815)	10,407	286,155
Cash and cash equivalents at beginning of period	492,759	482,352	196,197
Cash and cash equivalents at end of period	$319,944	$492,759	$482,352
Supplemental cash flow information:
Interest paid	$66	$143	$22
Income taxes paid	$9,436	$15,268	$11,655

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2007	191,606	$33,370	$72,779	9,364	$(217,073)	$995,606	$(40,158)	$844,524
Net income	—	—	—	—	—	231,026	—	231,026
Cumulative translation adjustment	—	—	—	—	—	—	28,006	28,006
Deferred realized hedging loss	—	—	—	—	—	—	(992)	(992)
Actuarial loss on pension plan,
net of tax of $31	—	—	—	—	—	—	(6,339)	(6,339)
Total comprehensive income								$251,701

Change in pension plan measurement date						(317)		(317)
Adjustment for adoption of accounting requirements
for uncertain tax positions	—	—	—	—	—	8,314	—	8,314
Tax benefit from exercise of stock options	—	—	3,894	—	—	—	—	3,894
Purchase of treasury shares	—	—	—	7,784	(219,742)	—	—	(219,742)
Sale of shares upon exercise of options
and purchase rights	—	—	(47,919)	(4,717)	98,522	—	—	50,603
Share-based compensation expense	—	—	21,067	—	—	—	—	21,067
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044

Net income						107,032		107,032
Cumulative translation adjustment							(55,983)	(55,983)
Net deferred hedging gains	—	—	—	—	—	—	216	216
Actuarial loss on pension plan, net of tax of $182	—	—	—	—	—	—	(6,055)	(6,055)
Unrealized gain on investment	—	—	—	—	—	—	424	424
Total comprehensive income								$45,634

Tax benefit from exercise of stock options	—	—	15,253	—	—	—	—	15,253
Purchase of treasury shares	—	—	—	2,803	(78,870)	—	—	(78,870)
Sale of shares upon exercise of options
and purchase rights	—	—	(44,590)	(3,110)	75,709	—	—	31,119
Share-based compensation expense	—	—	24,528	—	—	—	—	24,528
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708

Net income						64,957		64,957
Cumulative translation adjustment							2,753	2,753
Net deferred hedging gains	—	—	—	—	—		1,178	1,178
Actuarial gain on pension plan, net of tax of $122	—	—	—	—	—		4,309	4,309
Total comprehensive income								$73,197

Tax benefit from exercise of stock options	—	—	266	—	—	—	—	266
Purchase of treasury shares	—	—	—	7,425	(126,301)	—	—	(126,301)
Sale of shares upon exercise of options
and purchase rights	—	—	(56,326)	(3,114)	85,243	—	—	28,917
Share-based compensation expense	—	—	25,928	—	—	—	—	25,928
March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

     Logitech is a world leader in personal peripherals for computers and other digital platforms. We develop and market innovative products in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices. For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable high-definition video communications products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox and Transporter wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers, including racing wheels, wireless guitar and drum controllers, and microphones, as well as other accessories.

     We sell our peripheral products to a network of retail distributors and resellers (“retail”) and to original equipment manufacturers (“OEMs”). We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of our revenues are derived from sales of our personal peripheral products for use by consumers.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

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
     Certain video communications products are integrated with software that is essential to the functionality of the equipment. In addition, unspecified software upgrades and enhancements are provided for some of these products during a maintenance period of one year.

     The Company uses the residual method to recognize revenue when an agreement includes one or more elements that are more than incidental to the arrangement, to be delivered at a future date. If there is an undelivered element under the arrangement, Logitech defers revenue based on vendor-specific evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

     Separately priced maintenance contracts and extended service revenue on hardware and software products are recognized ratably over the service period.

     Revenues from sales to distributors and authorized resellers are recognized net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is accrued in the period the Company sells the product or commits to the program as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

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

     Customer incentive programs include volume and consumer rebates. The Company offers volume rebates to its distribution and retail customers related to purchase volumes or sales of specific products by distributors to specified retailers. Reserves for volume rebates are recognized as a reduction of the sale price at the time of sale. Estimates of required reserves are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company’s discretion directly to end-users. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

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

     The Company regularly evaluates the adequacy of the accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental reductions to revenue or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

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

Advertising Costs

     Advertising costs are expensed as incurred and amounted to $106.4 million, $151.2 million and $188.5 million in fiscal years 2010, 2009 and 2008. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue.

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

     The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2010, one customer represented 14% of total accounts receivable. As of March 31, 2009, two customers represented 18% and 10% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical sales, and assumptions about future demand and market conditions.

Investments

     The Company’s investment securities portfolio consists of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are reported at estimated fair value, which is determined by estimating values of the underlying collateral using analogous published indices or by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions.

     Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. The markets for the auction rate securities which the Company holds as of March 31, 2010 and 2009 have failed since August 2007 and are not expected to resume in the foreseeable future, if at all. As a result, the investments were reclassified from current to non-current assets as of April 1, 2009, as sale or realization of proceeds from sale is not expected within our normal operating cycle of one year.

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

Goodwill and Other Intangible Assets

     The Company’s intangible assets principally include goodwill, acquired technology, trademarks, customer contracts and customer relationships, and other. Intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and customer relationships, and other, are recorded at cost and amortized using the straight-line method over their useful lives ranging from one year to ten years. Intangible assets with indefinite lives, which include goodwill, are recorded at cost and evaluated at least annually for impairment.

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

     The Company’s assessment of uncertain tax positions requires that management make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on the Company’s income tax provision and its results of operations.

Fair Value of Financial Instruments

     The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The Company’s investment securities are reported at estimated fair value.

Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted average outstanding shares. Diluted net income per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based compensation awards, including stock options and restricted stock.

     The dilutive effect of in-the-money share-based compensation awards is calculated based on the average share price for each fiscal period using the treasury stock method, which assumes that the amount used to repurchase shares includes the amount the employee must pay for exercising share-based awards, the amount of compensation cost not yet recognized for future service, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible.

Share-Based Compensation Expense

     Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of restricted stock units (“RSUs”) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value is deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award, which is generally the vesting term of four years (single-option approach) for stock options and one to four years for RSUs.

     For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures. Compensation expense for these awards is recognized on a straight-line basis over the service period for each separately vesting portion of the award (multiple-option approach).

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

Derivative Financial Instruments

     The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to provide against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to six months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts.

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

Recent Accounting Pronouncements

     In October 2009, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-13 and its potential impact on the Company’s consolidated financial statements and disclosures.

     In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of ASU 2009-14 and its potential impact on the Company’s consolidated financial statements.

     In January 2010, the FASB published ASU 2010-06, Improving Disclosures about Fair Value Measurement, which requires additional disclosures regarding the activity in fair value measurements classified as Level 3 in the fair value hierarchy. Disclosure of activity in Level 3 fair value measurements is required for fiscal years beginning after December 15, 2010. Early adoption is permitted. We will provide these disclosures beginning in the first quarter of fiscal year 2011, when such activity occurs.

     In April 2010, the FASB published ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU provides that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of ASU 2010-13 in the first quarter of fiscal year 2011 will not impact the Company’s consolidated financial statements.

Note 3 — Net Income per Share

     The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2010	2009	2008
Net income — basic and diluted	$64,957	$107,032	$231,026
Weighted average shares — basic	177,279	178,811	181,362
Effect of dilutive stock options	2,061	4,100	6,580
Weighted average shares — diluted	179,340	182,911	187,942
Net income per share — basic	$0.37	$0.60	$1.27
Net income per share — diluted	$0.36	$0.59	$1.23

     During fiscal years 2010, 2009 and 2008, 15,186,997, 10,567,217 and 3,957,572 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

     Employee equity share options, non-vested shares and similar share-based compensation awards granted by the Company are treated as potential shares in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money share-based awards which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising share-based awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table presents the effect of in-the-money share-based awards treated as potential shares in computing diluted earnings per share (in thousands except per share amounts):

	Year Ended March 31
	2010	2009	2008
In-the-money employee share-based awards treated as potential shares	6,945	9,313	15,881
Percentage of basic weighted average shares outstanding	3.9%	5.2%	8.8%
Average share price	$16.06	$20.55	$28.74

     The following table illustrates the dilution effect of share-based awards granted, assumed and exercised (in thousands):

	Year ended March 31
	2010	2009	2008
Basic weighted average shares outstanding as of March 31	177,279	178,811	181,362
Stock options and RSUs granted	3,902	4,239	3,891
Stock options and restricted stock assumed in LifeSize acquisition	1,078	—	—
Stock options and RSUs canceled, forfeited, or expired	(1,440)	(1,163)	(652)
Net awards granted and assumed	3,540	3,076	3,239
Grant dilution(1)	2.0%	1.7%	1.8%
Stock options exercised	1,980	2,037	4,162
Exercise dilution(2)	1.1%	1.1%	2.3%
____________________

(1)	The percentage of grant dilution is computed based on net awards granted and assumed as a percentage of basic weighted average shares outstanding.
(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of basic weighted average shares outstanding.

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
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and 2009, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2010			March 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$319,944	$—	$—	$492,759	$—	$—
Investment securities	—	—	994	—	—	1,637
Foreign exchange derivative assets	599	—	—	208	—	—
Total assets at fair value	$320,543	$—	$994	$492,967	$—	$1,637
Foreign exchange derivative liabilities	$366	$—	$—	$1,849	$—	$—
Total liabilities at fair value	$366	$—	$—	$1,849	$—	$—

     Notes 5 and 15 describe the inputs and valuation techniques used to determine fair value.

Note 5 — Cash and Cash Equivalents and Investment Securities

     Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 30 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

     The Company’s investment securities portfolio as of March 31, 2010 and 2009 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are reported at estimated fair value, which was determined by estimating values of the underlying collateral using analogous published indices or by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. Such valuation methods fall within Level 3 of the fair value hierarchy.

     Auction rate securities generally have maturity dates greater than 10 years, with interest rates that typically reset through an auction every 28 days. All our investment securities as of March 31, 2010 and 2009 have maturity dates in excess of 10 years. Since August 2007, auctions for these investments have failed. As a result, the Company will not be able to realize the proceeds, if any, from these investments until a future auction of these investments is successful or a buyer is found outside of the auction process. Management has determined that sale or realization of proceeds from the sale of these investment securities is not expected within the Company’s normal operating cycle of one year, and hence the investment securities were reclassified from current to non-current assets as of April 1, 2009.

     The following table presents the changes in fair value of the Company’s investment securities during fiscal years 2010 and 2009:

	March 31,
	2010	2009
Beginning balance	$1,637	$3,940
Write-down	(643)	(2,727)
Unrealized gain	—	424
Ending balance	$994	$1,637

     The par value of our investment securities portfolio at March 31, 2010 and 2009 was $47.5 million. The write-down of investments related to other-than-temporary declines in the estimated fair value of these investments and is recorded in other income (expense), net. The unrealized gain as of March 31, 2009 related to temporary increases in the fair value and was recorded in other comprehensive income.

Note 6 — Acquisitions

     The Company changed the manner in which it accounts for business combinations effective April 1, 2009. For business combinations occurring after that date, transaction costs incurred in connection with the acquisition are recognized as an expense rather than included in the cost allocated to the assets acquired and liabilities assumed. Goodwill recognized as of the acquisition date is measured as the excess of the consideration transferred over the fair values of the identifiable net assets acquired. Assets and liabilities arising from pre-acquisition contingencies, if any, are recognized at fair value, if available, or at the Company’s best estimate. Resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, are adjusted to income tax expense for all such adjustments after April 1, 2009, regardless of the date of the original business combinations. Adoption of this change had no impact on previously presented financial information.

LifeSize

     On December 11, 2009, pursuant to a merger agreement signed November 10, 2009, Logitech acquired LifeSize Communications, Inc., an Austin, Texas-based privately-held company specializing in high definition video communication products and services. Logitech expects the acquisition to drive growth in video communication for the enterprise and small-to-medium business markets by leveraging the two companies’ technology expertise, including camera design, firewall traversal, video compression and bandwidth management.

     The total consideration paid to acquire LifeSize was $382.8 million, not including cash acquired of $3.7 million. In addition, Logitech incurred $6.6 million in transaction costs, which are included in operating expenses. Logitech paid $382.3 million in cash to the holders of all outstanding shares of LifeSize capital stock, all vested options issued by LifeSize, and all outstanding warrants to purchase LifeSize stock. As part of the acquisition, Logitech assumed all outstanding unvested LifeSize stock options and unvested restricted stock held by continuing LifeSize employees at December 11, 2009. The assumed options are exercisable for a total of approximately 1.0 million Logitech shares and the assumed restricted stock was exchanged for 0.1 million Logitech shares. The stock options and restricted stock continue to have the same terms and conditions as under LifeSize’s option plan. The fair value attributable to precombination employee services for the stock options assumed, which is part of the consideration paid to acquire LifeSize, was $0.5 million. The weighted average fair value of $12.07 per share for the stock options assumed was determined using a Black-Scholes-Merton option-pricing valuation model with the following weighted-average assumptions: expected term of 2.0 years, expected volatility of 57%, and risk-free interest rate of 0.7%.

     The total cash consideration paid of $382.3 million included $37.0 million deposited into an escrow account as security for indemnification claims under the merger agreement and $0.5 million deposited in a stockholder representative expense fund. The escrow fund will be disbursed by the escrow trustee to the former holders of LifeSize capital stock, vested options and warrants with 50% to be disbursed in December 2010 and the remaining fifty percent in June 2011, subject in each case to indemnification claims.

     In connection with the merger, Logitech also agreed to establish a cash and stock option retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. In December 2009, options to purchase 850,000 Logitech shares were issued in connection with the retention and incentive plan.

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

     The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of LifeSize was as follows (in thousands):

	December 11,	Estimated
	2009	Life
Tangible assets acquired	$33,635
Deferred tax asset, net	8,828
Intangible assets acquired
Existing technology	30,000	4 years
Patents and core technology	4,500	3 years
Trademark/trade name	7,600	5 years
Customer relationships and other	31,500	5 years
Goodwill	307,241	—
	423,304
Liabilities assumed	(26,985)
Debt assumed	(13,505)
Total consideration	$382,814

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

Unaudited pro forma financial information

     The unaudited pro forma financial information in the table below summarizes the combined results of operations of Logitech and LifeSize during the fiscal years ended March 31, 2010 and 2009 as though the acquisition took place as of the beginning of each fiscal year. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, share-based compensation expense related to unvested stock options and restricted stock assumed, depreciation adjustments from alignment of the companies’ policies related to property, plant and equipment, interest expense related to debt assumed, expense related to retention bonuses, pre-acquisition transaction costs, and the income tax impact of the pro forma adjustments. The pro forma financial information presented below (in thousands except per share amounts) is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	2010	2009
	(Unaudited)
Net sales	$2,023	$2,282
Net income	$44	$88
Net income per share — basic	$0.25	$0.49
Net income per share — diluted	$0.25	$0.48

TV Compass

     On November 27, 2009, Logitech acquired certain assets from TV Compass, Inc., a Chicago, Illinois-based company providing video software and services for the Web and mobile devices. The acquisition has been treated as an acquisition of a business and has been accounted for using the purchase method of accounting. The total consideration paid of $10.0 million was allocated based on estimated fair values to $4.2 million of identifiable intangible assets, with the balance allocated to goodwill. Fair values were determined by Company management based on information available at the date of acquisition. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives of 6 years. The goodwill results from expected incremental revenue from the use of the acquired technology in enhancing our products. The goodwill is not subject to amortization and is not expected to be deductible for income tax purposes. In addition, Logitech incurred $0.3 million in transaction costs, which are included in operating expenses.

SightSpeed

     In October 2008, the Company acquired SightSpeed Inc., a privately held company providing high-quality Internet video communications services. The acquisition of SightSpeed provided Logitech with video calling technology and a software and services development team that is focused on future video calling initiatives to enable cross-platform video communications.

     Total consideration paid was $30.9 million, which includes $0.8 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of SightSpeed.

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

     The allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of SightSpeed was as follows (in thousands):

	November 3,	Estimated
	2008	Life
Tangible assets acquired	$370
Deferred tax asset, net	6,622
Intangible assets acquired
Existing technology	800	5 years
Patents and core technology	2,700	5 years
Trademark/trade name	200	2 years
Customer relationships and other	1,200	4.9 years
In-process research and development	1,000	—
Goodwill	18,751	—
	31,643
Liabilities assumed	(756)
Total consideration	$30,887

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

Ultimate Ears

     In August 2008, the Company acquired the Ultimate Ears companies, a privately held group of companies offering a range of earphones for portable-music enthusiasts as well as a line of custom-fit in-ear monitors for music professionals. The acquisition is part of the Company’s strategy to expand its portfolio of digital audio products, providing more options for portable music listening.

     Total consideration paid was $34.5 million, which includes $0.7 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interests of Ultimate Ears for $33.8 million, including a $6.9 million holdback provision relating to potential indemnification claims, of which $6.0 million has been disbursed and $0.9 million is recorded as a liability in the accompanying consolidated financial statements. The holdback provision has been included as part of the purchase price allocation below.

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

     The allocation of total consideration, including transaction costs, to the assets acquired and liabilities assumed based on the estimated fair value of Ultimate Ears was as follows (in thousands):

	August 19,	Estimated
	2008	Life
Tangible assets acquired	$4,132
Intangible assets acquired
Existing technology	5,900	4 years
Patents and core technology	1,900	4 years
Trademark/trade name	2,900	5 years
Customer relationships and other	2,500	5 years
Goodwill	25,254	—
	42,586
Liabilities assumed	(2,845)
Deferred tax liability, net	(5,235)
Total consideration	$34,506

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

WiLife

     In November 2007, the Company acquired WiLife, Inc., a privately held company providing PC-based video cameras for self-monitoring a home or a small business. The acquisition is part of the Company’s strategy to expand its presence in digital home products.

     Total consideration paid, net of cash acquired of $0.1 million, was $22.1 million, which includes $0.5 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding shares of WiLife for $21.7 million in cash, plus a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of March 31, 2010, no amounts were payable towards performance-based payments under the WiLife acquisition agreement.

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

	November 13,	Estimated
	2007	Life
Tangible assets acquired	$3,432
Deferred tax asset, net	639
Intangible assets acquired
Existing technology	3,000	6 years
Patents and core technology	3,700	5 years
Trademark/trade name	1,300	5 years
Customer relationships and other	200	3 years
Goodwill	15,855	—
	28,126
Liabilities assumed	(6,016)
Total consideration	$22,110

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

Note 7 — Balance Sheet Components

     The following provides the components of certain balance sheet amounts (in thousands):

	March 31,
	2010	2009
Accounts receivable:
Accounts receivable	$349,722	$339,903
Allowance for doubtful accounts	(5,870)	(6,705)
Allowance for returns	(23,657)	(28,705)
Cooperative marketing arrangements	(17,527)	(28,567)
Customer incentive programs	(44,306)	(36,454)
Pricing programs	(63,115)	(25,543)
	$195,247	$213,929
Inventories:
Raw materials	$31,630	$30,959
Work-in-process	86	19
Finished goods	187,877	202,489
	$219,593	$233,467
Other current assets:
Tax and VAT refund receivables	$20,305	$17,275
Deferred taxes	27,064	25,546
Prepaid expenses and other	11,508	14,063
	$58,877	$56,884
Property, plant and equipment:
Plant, buildings and improvements	$58,629	$56,211
Equipment	112,454	108,779
Computer equipment	53,576	49,532
Computer software	78,156	60,259
	302,815	274,781
Less: accumulated depreciation	(224,485)	(188,371)
	78,330	86,410
Construction-in-progress	9,751	14,708
Land	3,148	3,014
	$91,229	$104,132
Other assets:
Deferred taxes	$45,257	$27,718
Cash surrender value of life insurance contracts	11,097	10,685
Deposits and other	9,576	5,301
	$65,930	$43,704
Accrued liabilities:
Accrued personnel expenses	$51,378	$34,373
Accrued marketing expenses	28,052	21,984
Accrued freight and duty	12,696	9,048
Income taxes payable - current	8,875	6,828
Non-retirement post-employment benefit obligations	2,761	4,899
Accrued restructuring	399	3,794
Other accrued liabilities	78,175	50,570
	$182,336	$131,496
Long-term liabilities:
Income taxes payable - non-current	$116,456	$101,463
Obligation for management deferred compensation	10,307	10,499
Defined benefit pension plan liability	19,343	19,822
Other long-term liabilities	13,566	2,744
	$159,672	$134,528

     The following table presents the changes in the allowance for doubtful accounts during fiscal years ended March 31, 2010, 2009 and 2008 (in thousands):

	March 31,
	2010	2009	2008
Beginning balance	$6,705	$2,497	$3,322
Bad debt expense	(72)	5,102	603
Write-offs net of recoveries	(763)	(894)	(1,428)
Ending balance	$5,870	$6,705	$2,497

Note 8 — Goodwill and Other Intangible Assets

     The following table summarizes the activity in the Company’s goodwill account during fiscal years ended March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Beginning balance	$242,909	$194,383
Additions	313,041	48,526
Other adjustments	(2,488)	—
Ending balance	$553,462	$242,909

     Additions to goodwill during fiscal year 2010 primarily related to our acquisitions of LifeSize and TV Compass. Logitech will maintain discrete financial information for LifeSize and accordingly, the acquired goodwill related to the LifeSize acquisition will be separately evaluated for impairment. TV Compass’s business was fully integrated into the Company’s existing operations, and discrete financial information for TV Compass is not maintained. Accordingly, the acquired goodwill related to TV Compass is evaluated for impairment at the total enterprise level. The adjustment to goodwill represents an adjustment of the deferred tax asset recognized in connection with the acquisitions of SightSpeed, Inc. and the Ultimate Ears companies.

     Additions to goodwill during fiscal year 2009 were primarily related to our acquisitions of SightSpeed and Ultimate Ears, as well as a $2.0 million pre-acquisition contingency related to our WiLife acquisition.

     The Company has integrated SightSpeed’s, Ultimate Ears’ and WiLife’s businesses into its existing operations, and discrete financial information for these companies is not maintained. Accordingly, the acquired goodwill is evaluated for impairment at the total enterprise level. The Company maintains discrete financial information for 3DConnexion and LifeSize and determines impairment of the goodwill for these units acquired at the entity level.

     The Company performs its annual goodwill impairment test during its fourth fiscal quarter or more frequently if events or circumstances indicate that an impairment may have occurred. Based on impairment tests performed, there has been no impairment of the Company’s goodwill to date.

     The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2010			March 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark/tradename	$32,051	$(20,421)	$11,630	$24,398	$(18,559)	$5,839
Technology	87,968	(36,033)	51,935	49,268	(26,598)	22,670
Customer contracts	38,517	(6,686)	31,831	7,018	(3,418)	3,600
	$158,536	$(63,140)	$95,396	$80,684	$(48,575)	$32,109

     During fiscal year 2010, changes in the gross carrying value of other intangible assets related primarily to our acquisitions of LifeSize and TV Compass. During fiscal year 2009, changes in the gross carrying amount of other intangible assets related to our acquisitions of SightSpeed and Ultimate Ears, patent rights acquired pursuant to a patent settlement agreement, and foreign currency translation adjustments.

     For fiscal years 2010, 2009 and 2008, amortization expense for other intangible assets was $14.5 million, $8.2 million and $5.4 million. The Company expects that annual amortization expense for the fiscal years ending 2011, 2012, 2013, 2014 and 2015 will be $27.1 million, $24.7 million, $21.6 million, $15.5 million and $6.1 million, and $0.4 million thereafter.

Note 9 — Financing Arrangements

     The Company had several uncommitted, unsecured bank lines of credit aggregating $151.9 million at March 31, 2010. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2010, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Capital

     The Company’s nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 16,435,528 of which were held in treasury as of March 31, 2010.

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

Dividends

     Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 349.3 million or $329.8 million based on exchange rates at March 31, 2010) and is subject to shareholder approval.

Legal Reserves

     Under Swiss corporate law, a minimum of 5% of the Company’s annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company’s issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.0 million at March 31, 2010 (based on exchange rates at March 31, 2010).

     Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the amount of treasury shares repurchased at year-end. The reserve for treasury shares, which is not available for distribution, totaled $396.3 million at March 31, 2010.

Share Repurchases

     During fiscal years 2010, 2009 and 2008, the Company had the following approved share buyback programs in place (in thousands):

	Approved
	Buyback	Expiration		Amount
Date of Announcement	Amount	Date	Completion Date	Remaining
June 2007	$250,000	June 2010	March 2010	$—
May 2006	$250,000	June 2009	February 2008	$—

     The Company repurchased shares under these buyback programs as follows (in thousands):

	Amounts Repurchased During Year ended March 31,(1)
	Program to date		2010		2009		2008
Date of Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	11,978	$250,555	7,425	$126,301	2,803	$78,870	1,750	$45,384
May 2006	8,760	250,968	—	—	—	—	6,034	174,358
	20,738	$501,523	7,425	$126,301	2,803	$78,870	7,784	$219,742

____________________

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

     In September 2008, the Company’s Board of Directors approved a share buyback program which authorizes the Company to invest up to $250 million to purchase its own shares. The Company has not started repurchases under the September 2008 program.

Note 11 — Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2010	2009
Cumulative translation adjustment	$(63,646)	$(66,399)
Pension liability adjustments, net of tax of $936 and $990	(10,813)	(15,122)
Unrealized gain on investments	424	424
Net deferred hedging gains	1,394	216
	$(72,641)	$(80,881)

Note 12 — Restructuring

     In January 2009, Logitech initiated a restructuring plan (“2009 Restructuring Plan”) in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed a majority of the restructuring activity during the three months ended March 31, 2009. As part of this restructuring plan, the Company reduced its salaried workforce by approximately 500 employees. All charges related to the 2009 Restructuring Plan are presented as restructuring charges in our consolidated statements of income.

     The following table summarizes restructuring related activities during fiscal years 2010 and 2009 (in thousands):

				Contract
		Termination	Asset	Termination
	Total	Benefits	Impairments	Costs	Other
Balance at March 31, 2008	$—	$—	$—	$—	$—
Charges	20,547	16,427	556	200	3,364
Cash payments	(12,764)	(12,579)	—	(185)	—
Charges against assets	(556)	—	(556)	—	—
Other	(3,485)	(121)	—	—	(3,364)
Foreign exchange	52	52	—	—	—
Balance at March 31, 2009	$3,794	$3,779	$—	$15	$—
Charges	1,784	1,318	—	419	47
Cash payments	(5,194)	(5,098)	—	(96)	—
Other	(86)	53	—	(4)	(135)
Foreign exchange	101	106	—	—	(5)
Balance at March 31, 2010	$399	$158	$—	$334	$(93)

     Termination benefits incurred pursuant to the 2009 Restructuring Plan were calculated based on regional benefit practices and local statutory requirements. Asset impairments were recorded to write down fixed assets that were not placed in service due to the abandonment of the related projects. Contract termination costs related to exit costs associated with the closure of existing facilities. Other charges primarily consisted of pension curtailment and settlement costs of $3.4 million which are reflected in other charges in the preceding table, as the corresponding balance sheet amounts were reflected as a reduction of pension assets. We completed the 2009 Restructuring Plan in fiscal 2010.

Note 13 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

     As of March 31, 2010, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.) (“2006 ESPP”), the 1996 Employee Share Purchase Plan (U.S.) (“1996 ESPP”), the 2006 Stock Incentive Plan, and the LifeSize Communications, Inc. 2003 Stock Option Plan. Share-based awards granted to employees and directors include stock options, RSUs granted under the 2006 Stock Incentive Plan and share purchase rights granted under the 2006 ESPP and 1996 ESPP. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury. As part of the LifeSize acquisition, Logitech assumed all outstanding unvested LifeSize stock options and unvested restricted stock held by continuing LifeSize employees at December 11, 2009. The stock options and restricted stock continue to have the same terms and conditions as under LifeSize’s option plan.

     Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. A total of 16,000,000 shares have been reserved for issuance under both the 1996 and 2006 ESPP plans. As of March 31, 2010, a total of 2,772,075 shares were available for issuance under these plans.

     On June 16, 2006, Logitech’s shareholders approved adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) with an expiration date of June 16, 2016. The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and restricted stock units, which are bookkeeping entries reflecting the equivalent of shares. Stock options granted under the 2006 Plan will generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan will have terms not exceeding ten years and will be issued at exercise prices not less than the fair market value on the date of grant. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. An aggregate of 17,500,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2010, a total of 5,664,605 shares were available for issuance under this plan.

     The Company assumed the LifeSize Communications, Inc. 2003 Stock Option Plan as part of its acquisition of LifeSize in December 2009. Under this plan, the Company may issue options to purchase Logitech shares to employees of LifeSize. As of March 31, 2010, a total of 215,813 shares were available for issuance under this plan.

     The following table summarizes the share-based compensation expense and related tax benefit recognized for fiscal years 2010 and 2009 (in thousands).

	Year Ended
	March 31,
	2010	2009
Cost of goods sold	$3,073	$3,163
Share-based compensation expense included in gross profit	3,073	3,163

Operating expenses:
Marketing and selling	9,201	7,989
Research and development	4,902	4,488
General and administrative	8,631	8,863
Share-based compensation expense included in
operating expenses	22,734	21,340
Total share-based compensation expense related to employee
stock options, RSUs and employee stock purchases	25,807	24,503
Tax benefit	5,768	3,102
Share-based compensation expense related to employee stock
options, RSUs and employee stock purchases, net of tax	$20,039	$21,401

     As of March 31, 2010 and 2009, $0.9 million and $0.8 million of share-based compensation cost was capitalized to inventory. As of March 31, 2010, total compensation cost related to non-vested stock options not yet recognized was $53.8 million, which is expected to be recognized over the next 31 months on a weighted-average basis.

     The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Year ended March 31,
	2010	2009	2008	2010	2009	2008
	Purchase Plans			Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	6 months	3.3 years	3.7 years	3.8 years
Expected volatility	59%	63%	38%	47%	36%	33%
Risk-free interest rate	0.19%	1.23%	4.23%	1.64%	2.40%	4.01%

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

     Expected share price volatility is based on historical volatility using daily prices over the term of past options or purchase offerings. The Company considers historical share price volatility as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company’s stock options or purchase offerings.

     The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

     The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2010	2009	2008	2010	2009	2008
	Purchase Plans			Stock Option Plans
Weighted average grant-date fair value of options granted	$4.23	$5.46	$7.63	$6.66	$6.25	$9.14
Expected forfeitures	0%	0%	0%	9%	7%	7%

     A summary of activity under the share-based compensation plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Year ended March 31,
	2010		2009		2008
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Outstanding, beginning of year	18,991	$18	17,952	$17	18,876	$12
Granted	3,902	$14	4,239	$21	3,890	$30
Assumed in LifeSize acquisition	1,078	$5	—	$—	—	$—
Exercised	(1,980)	$8	(2,037)	$9	(4,162)	$9
Cancelled or expired	(1,440)	$23	(1,163)	$24	(652)	$21
Outstanding, end of year	20,551	$17	18,991	$18	17,952	$17
Exercisable, end of year	11,303	$17	10,981	$14	9,934	$12

     The total pretax intrinsic value of options exercised during the fiscal years ended March 31, 2010, 2009 and 2008 was $15.0 million, $33.2 million and $84.9 million and the tax benefit realized for the tax deduction from options exercised during those periods was $3.9 million, $8.5 million and $22.5 million. The total fair value of options vested as of March 31, 2010, 2009 and 2008 was $66.4 million, $57.7 million and $42.9 million.

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2010 (in thousands except per share data; exercise prices and contractual lives are weighted averages):

	Options Outstanding				Options Exercisable
Range of Exercise		Exercise	Contractual	Aggregate		Exercise	Contractual	Aggregate
Prices	Number	Price	Life (years)	Intrinsic Value	Number	Price	Life (years)	Intrinsic Value
$1.00 —$11.45	5,910	$8	4.6	$51,527	4,397	$9	3.2	$31,656
$11.46 —$16.35	5,546	$14	7.6	11,508	1,948	$14	4.5	4,827
$16.36 —$23.35	5,455	$21	7.2	—	3,083	$21	6.3	—
$23.36 —$50.00	3,640	$29	7.4	—	1,875	$29	7.3	—
$1.00 —$50.00	20,551	$17	6.6	$63,035	11,303	$17	5.0	$36,483

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $16.34 at March 31, 2010, which would have been received by the option holders had these option holders exercised their options as of that date. The total number of fully vested in-the-money options exercisable as of March 31, 2010 was 6,195,058. As of March 31, 2010, 9,247,646 options were unvested, of which 8,385,765 are expected to vest, based on an estimated forfeiture rate of 9%.

     During fiscal year 2010, the Company granted 266,560 time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. These RSUs had a weighted average grant date fair value of $14.83 per unit. The time-based RSUs granted to employees vest in four equal annual installments on the grant date anniversary. The time-based RSUs granted to non-executive board members vest in one annual installment on the grant date anniversary. The Company estimates the fair value of these RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of March 31, 2010, total compensation cost related to time-based RSUs not yet recognized was $2.2 million, which is expected to be recognized over the next 39 months.

     During fiscal years 2010 and 2009, the Company granted 115,000 and 93,750 RSUs to certain senior executives pursuant to the 2006 Stock Incentive Plan. These RSUs had a grant date fair value of $18.18 and $27.90 per unit. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to these RSUs will be recognized over the two year vesting period and is included in the total share-based compensation expense disclosed above. As of March 31, 2010, total compensation cost not yet recognized related to these RSUs was $1.9 million, which is expected to be recognized over the next 15 months.

     The fair value of these RSUs was estimated using the Monte-Carlo simulation model applying the following assumptions:

	FY 2010	FY 2009
	Grants	Grants
Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	58%	41%
Risk-free interest rate	1.11%	1.82%

     The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of these RSUs is the service period at the end of which the RSUs will vest if the performance conditions are satisfied. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on US Treasury Bonds for a two year term.

Defined Contribution Plans

     Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2010, 2009 and 2008, were $8.2 million, $8.3 million and $7.0 million.

Defined Benefit Plans

     Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.

     The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its statement of financial position, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. Each plan’s assets and benefit obligations are measured as of March 31.

     In fiscal year 2009, the Company added a defined benefit pension plan in Japan, and amended the existing plan in Switzerland. In addition, the restructuring which occurred in the fourth quarter of fiscal year 2009 resulted in a curtailment of benefits and a settlement transaction related to the terminated employees who participated in the existing defined benefit pension plans.

     The net periodic benefit cost for fiscal years 2010 and 2009 was as follows (in thousands):

	Year ended March 31,
	2010	2009
Service cost	$3,983	$2,814
Interest cost	1,430	1,520
Expected return on plan assets	(1,200)	(1,488)
Amortization of net transition obligation	4	5
Amortization of net prior service cost	138	—
Recognized net actuarial loss	1,239	232
Net periodic benefit cost	$5,594	$3,083

     Additional benefit costs of $3.4 million related to the restructuring were recognized in restructuring expenses in fiscal year 2009.

     The changes in projected benefit obligations for fiscal years 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009
Projected benefit obligation, beginning of year	$48,135	$51,632
Service cost	3,983	2,814
Interest cost	1,430	1,520
Plan participant contributions	1,848	1,656
Actuarial (gain) loss due to assumption changes	(994)	3,828
Actuarial loss due to plan experience	916	776
Benefits paid	(1,037)	(1,413)
Plan amendments	—	2,590
Settlement/curtailment	—	(9,503)
Initial adoption of Japanese plan	—	431
Administrative expense paid	(177)	(183)
Foreign currency exchange rate changes	3,427	(6,013)
Projected benefit obligation, end of year	$57,531	$48,135

     The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2010 and 2009 was $46.3 million and $39.0 million.

     The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Fair value of plan assets, beginning of year	$23,415	$35,059
Actual return on plan assets	5,267	(4,928)
Employer contributions	4,137	3,531
Plan participant contributions	1,848	1,656
Benefits paid	(864)	(1,413)
Settlement	—	(6,580)
Initial adoption of Japanese plan	—	244
Administrative expenses paid	(177)	(183)
Foreign currency exchange rate changes	1,801	(3,971)
Fair value of plan assets, end of year	$35,427	$23,415

     The defined benefit pension plans have the following asset allocations. Investment strategies and allocation decisions are determined by the applicable governmental regulatory agency.

	March 31,
	2010	2009
Equity securities	34.8%	24.4%
Debt securities	43.6%	53.2%
Real estate	10.7%	5.3%
Other	10.9%	17.1%
	100.0%	100.0%

     The funded status of the defined benefit pension plans is the fair value of plan assets as determined by the governmental regulatory agency less benefit obligations. The funded status of the non-retirement post-employment benefits is the fair value of the benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $22.1 million and $24.7 million as of March 31, 2010 and 2009. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2010	2009
Current assets	$936	$990
Current liabilities	(2,761)	(4,899)
Non-current liabilities	(19,343)	(19,822)
Net liability	$(21,168)	$(23,731)

     Amounts recognized in other comprehensive income related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2010	2009
Net prior service cost	$2,075	$2,077
Net actuarial loss	9,641	14,000
Amortization of net transition obligation	33	35
Accumulated other comprehensive income	11,749	16,112
Deferred tax benefit	(936)	(990)
Accumulated other comprehensive loss, net of tax	$10,813	$15,122

     Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	March 31,
	2010	2009
Accumulated other comprehensive loss, beginning of year	$15,122	$9,067
Transition obligation recognized	(4)	(5)
Prior service cost recognized	(120)	—
Loss recognized	(1,276)	(415)
Settlement/curtailment loss recognized	—	(6,225)
Prior service cost occurred	—	2,443
(Gain) loss occurred	(4,143)	10,812
Deferred tax expense (benefit)	122	(182)
Foreign currency exchange rate changes	1,112	(373)
Accumulated other comprehensive loss, end of year	$10,813	$15,122

     The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2010, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2010 (in thousands):

Amortization of net transition obligation	$5
Amortization of net prior service costs	142
Amortization of net actuarial loss	362
$509

     The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal years 2010 and 2009 are as follows:

	2010		2009
	Benefit Obligation	Periodic Cost	Benefit Obligation	Periodic Cost
Discount rate	2.00% to 3.25%	2.00% to 3.00%	2.00% to 3.00%	2.50% to 3.50%
Estimated rate of
compensation increase	2.50% to 5.00%	2.50% to 5.00%	2.50% to 4.00%	2.50% to 4.25%
Expected average rate of
return on plan assets	1.00% to 4.75%	1.00% to 4.25%	1.00% to 4.25%	2.75% to 4.75%

     The discount rate is estimated based on corporate bond yields or securities of similar quality in the respective country, with a duration approximating the period over which the benefit obligations are expected to be paid. The Company bases the compensation increase assumptions on historical experience and future expectations. The expected average rate of return for the Company’s defined benefit pension plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid, based on government bond notes in the respective country, adjusted for corporate risk premiums as appropriate.

     The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2011	$3,164
2012	3,241
2013	3,264
2014	3,257
2015	3,240
Thereafter	16,098
$32,264

     The Company expects to contribute approximately $5.9 million to its defined benefit pension plans during fiscal year 2011.

Deferred Compensation Plan

     One of the Company’s subsidiaries offers a management deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits, which are invested in Company-owned life insurance contracts held in a Rabbi Trust. The Company does not make contributions to the plan. The cash surrender value of the insurance contracts was approximately $10.4 million at March 31, 2010 and 2009 and trust cash balances were $0.7 million and $0.3 million at March 31, 2010 and 2009. The fair value of the plan’s assets was included in other assets in the statements of financial position. Expenses and gains or losses related to the insurance contracts are included in other income (expense), net and have not been significant to date. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, was approximately $10.3 million and $10.5 million at March 31, 2010 and 2009 and was included in other liabilities. The additional compensation expenses related to investment performance have not been significant to date.

Note 14 — Income Taxes

     The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

     Income before income taxes for the fiscal years ended March 31, 2010, 2009 and 2008 is summarized as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Income before income taxes:
Swiss	$13,352	$40,717	$145,403
Non-Swiss	70,271	86,076	117,411
Total	$83,623	$126,793	$262,814

The provision for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Current:
Swiss	$1,463	$53	$2,509
Non-Swiss	22,279	32,274	31,055
Deferred:
Swiss	—	(36)	(75)
Non-Swiss	(5,076)	(12,530)	(1,701)
Total	$18,666	$19,761	$31,788

     The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2010	2009	2008
Expected tax provision at statutory income tax rates	$7,108	$10,777	$22,339
Income taxes at different rates	10,473	9,370	12,245
Research and development tax credits	(1,628)	(2,524)	(1,572)
Unrealized investment income	(428)	1,004	(248)
Stock compensation	713	618	423
Transaction costs	1,257	—	—
Other	1,171	516	(1,399)
Total provision for income taxes	$18,666	$19,761	$31,788

     The Company has negotiated a tax holiday on certain earnings in China which is effective from January 2006 through December 2010. The tax holiday represents a tax exemption aimed to attract foreign technological investment in China. The tax holiday decreased income tax expense by approximately $2.4 million and $4.0 million for fiscal years 2010 and 2009. The benefit of the tax holiday on net income per share (diluted) was approximately $0.01 and $0.02 in fiscal years 2010 and 2009.

     The U.S. Federal research tax credit expired as of December 31, 2009. The U.S. House of Representatives in December 2009 and the U.S. Senate in March 2010 passed different draft legislation which would extend the tax credit for an additional year, however the extension has not yet passed into law as of March 31, 2010. Accordingly, the Company’s income tax provision for fiscal year 2010 includes a $0.9 million tax benefit for federal research tax credit calculated through December 31, 2010.

     The U.S. state of California has enacted legislation affecting the methodology which must be used by corporate taxpayers to apportion income to California. These changes will become effective for our fiscal year ending March 31, 2012. Although the Company has significant operations in California, we believe these changes will not have a material impact on our results of operations or financial condition.

     Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$40,878	$8,781
Tax credit carryforwards	3,367	—
Accruals	35,346	35,610
Depreciation and amortization	11,473	8,100
Share-based compensation	17,438	11,983
Gross deferred tax assets	108,502	64,474

Deferred tax liabilities:
Acquired intangible assets	(37,264)	(11,462)
Gross deferred tax liabilities	(37,264)	(11,462)
Net deferred tax assets	$71,238	$53,012

     The current and deferred tax provision is calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between the tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

     Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. In the event that future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to establish a valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

     Deferred tax assets relating to tax benefits of employee stock option grants and RSUs have been reduced to reflect exercises in fiscal years 2010 and 2009. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recorded until the deduction reduces cash taxes payable. During fiscal years 2010 and 2009, the Company recorded a credit to equity of $0.3 million and $15.3 million.

     As of March 31, 2010, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $332.4 million and $22.3 million. Approximately $168.1 million of the net operating loss carryforwards and $20.2 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2014 to 2031, and the tax credit carryforwards will begin to expire in fiscal year 2012.

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

     The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

     As of March 31, 2010, the total amount of unrecognized tax benefits was $125.2, of which $101.4 million would affect the effective income tax rate if realized. The Company classified $2.4 million of unrecognized tax benefits as current income taxes payable as the Company anticipates payment within the next 12 months. The remainder of the unrecognized tax benefits is classified as non-current income taxes payable.

     The aggregate changes in gross unrecognized tax benefits were as follow (in thousands):

Beginning balance as of April 1, 2007 (date of adoption)	$82,435
Lapse of statute of limitations	(1,202)
Decreases in balances related to tax positions taken during prior periods	(6,471)
Increases in balances related to tax positions taken during the current period	17,885
Balance as of March 31, 2008	$92,647
Lapse of statute of limitations	(1,978)
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during the current period	6,958
Balance as of March 31, 2009	$97,627
Lapse of statute of limitations	(3,667)
Decreases in balances related to tax positions taken during prior periods	(229)
Increases in balances related to tax positions taken during the prior period	2,690
Increases in balances related to tax positions taken during the current period	17,207
Balance as of March 31, 2010	$113,628

     The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.9 million, $1.8 million and $1.6 million in interest and penalties in income tax expense during fiscal years 2010, 2009 and 2008. As of March 31, 2010, 2009 and 2008, the Company had approximately $12.5 million, $10.7 million and $8.8 million of accrued interest and penalties related to uncertain tax positions.

     The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. In fiscal year 2009, the U.S. Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. During the third quarter of fiscal year 2010, the Internal Revenue Service expanded its examination to include fiscal year 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other foreign jurisdictions.

     Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Within the next 12 months, the Company anticipates that it is reasonably possible that unrecognized tax benefits may decrease due to the resolution of income tax audits with foreign governments. However, an estimate of such decreases cannot reasonably be made as of March 31, 2010.

Note 15 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

     The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the fiscal years ended March 31, 2010 and 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $46.2 million (34.3 million euros) and $21.9 million (17.4 million euros) at March 31, 2010 and 2009. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

     The notional amounts of foreign exchange forward contracts outstanding at March 31, 2010 and 2009 relating to foreign currency receivables or payables were $15.1 million and $8.0 million. Open forward contracts as of March 31, 2010 and 2009 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2010 and 2009 were $38.9 million and $20.2 million. Swap contracts outstanding at March 31, 2010 consisted of contracts in British pounds, Japanese yen, Mexican pesos and Canadian dollars. Swap contracts outstanding at March 31, 2009 consisted of contracts in Japanese yen, Mexican pesos and British pounds.

     The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

     The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of March 31, 2010 and 2009 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$136	$—	Other liabilities	$10	$1,257
		136	—		10	1,257

Derivatives not designated as hedging
instruments:
Foreign Exchange
Forward Contracts	Other assets	11	208	Other liabilities	—	—
Foreign Exchange
Swap Contracts	Other assets	452	—	Other liabilities	356	592
		463	208		356	592

		$599	$208		$366	$1,849

     The following table presents the amounts of gains and losses on the Company’s derivative instruments for the years ended March 31, 2010 and 2009 and their locations on its Financial Statements (in thousands):

	Net amount			Amount of
	of gain/(loss)			gain/(loss)
	deferred as a		Location of	reclassified
	component of		gain/(Loss)	from			Amount of
	accumulated		reclassified from	accumulated			gain/(loss)
	other		accumulated other	other		Location of gain/	recognized
	comprehensive		comprehensive	comprehensive		(loss) recognized in	in income
	loss		loss into income	loss into income		income immediately	immediately
	2010	2009		2010	2009		2010	2009
Derivatives designated as hedging
instruments:
Cash Flow Hedges	$1,178	$216	Cost of goods sold	$(5,615)	$1,678	Other income/expense	$(57)	$(12)
	1,178	216		(5,615)	1,678		(57)	(12)

Derivatives not designated as
hedging instruments:
Foreign Exchange
Forward Contracts	—	—		—	—	Other income/expense	(831)	208
Foreign Exchange
Swap Contracts	—	—		—	—	Other income/expense	(2,306)	(592)
	—	—		—	—		(3,137)	(384)

	$1,178	$216		$(5,615)	$1,678		$(3,194)	$(396)

Note 16 — Commitments and Contingencies

     The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2010 are as follows (in thousands):

Year ending March 31,
2011	$13,679
2012	9,666
2013	8,204
2014	4,171
2015	3,473
Thereafter	7,503
$46,696

     Rent expense was $16.3 million, $15.5 million and $13.8 million for the years ended March 31, 2010, 2009 and 2008. The Company’s asset retirement obligations for its leased facilities as of March 31, 2010 were not material.

     At March 31, 2010, fixed purchase commitments for capital expenditures amounted to $12.9 million, and primarily related to commitments for manufacturing equipment, tooling, computer software and computer hardware. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2010, fixed purchase commitments for inventory amounted to $183.6 million, which are expected to be fulfilled by December 31, 2010. The Company also had other commitments totaling $33.3 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

     The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At March 31, 2010, there were no outstanding guaranteed purchase obligations. The maximum total potential future payments under three of the five guarantee arrangements is limited to $30.8 million. The remaining two guarantees are limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

     Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $8.2 million as of March 31, 2010. As of March 31, 2010, $7.6 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee agreements. These guarantees do not specify a maximum amount. As of March 31, 2010, $8.7 million was outstanding under these guarantees.

     Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at March 31, 2010. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

     The Company provides various third parties with irrevocable letters of credit in the normal course of business to secure its obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2010, the Company had $3.4 million of letters of credit in place, of which $0.3 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between April and June 2010. At March 31, 2009, The Company had $0.4 million of letters of credit in place, with no balance outstanding.

     In November 2007, the Company acquired WiLife, Inc., a privately held company offering PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million. The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of March 31, 2010, no amounts were payable towards performance-based payments under the WiLife acquisition agreement.

     The Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of March 31, 2010 were not material.

Note 17 — Interest and Other Income

     Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2010	2009	2008
Interest income	$2,406	$8,648	$15,752
Interest expense	(286)	(20)	(244)
Interest income, net	$2,120	$8,628	$15,508

Foreign currency exchange gains, net	$1,720	$13,680	$10,616
Gain on sale of investments, net	—	—	27,761
Insurance investment income (loss)	1,221	(2,883)	710
Write-down of investments	(643)	(2,727)	(79,823)
Other, net	841	441	1,362
Other income (expense), net	$3,139	$8,511	$(39,374)

Note 18 — Segment Information

     The Company operates in two industry segments, personal peripherals and video conferencing, based on product markets and internal organizational structure. The personal peripherals segment encompasses the design, manufacturing and marketing of personal peripherals for personal computers and other digital platforms. The video conferencing segment consists of the LifeSize division, and encompasses the design, manufacturing and marketing of high-definition video and audio communication products for the enterprise and small-to-medium business markets. The video conferencing operating segment does not meet the quantitative thresholds required for separate disclosure of financial information.

     Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Retail — Pointing Devices	$528,236	$579,775	$615,524
Retail — Keyboards & Desktops	329,038	384,809	464,984
Retail — Audio	454,957	445,362	478,455
Retail — Video	228,344	248,339	238,728
Retail — Gaming	107,595	127,052	146,016
Retail — Remotes	96,982	102,006	123,581
OEM	198,364	321,489	303,208
Personal peripherals	1,943,516	2,208,832	2,370,496
LifeSize	23,232	—	—
Total net sales	$1,966,748	$2,208,832	$2,370,496

     Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

     Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
EMEA	$882,635	$1,001,337	$1,117,060
Americas	729,473	785,862	888,529
Asia Pacific	354,640	421,633	364,907
Total net sales	$1,966,748	$2,208,832	$2,370,496

     The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for fiscal year 2010. In fiscal years 2009 and 2008, no single country other than the United States represented more than 10% of the Company’s total consolidated net sales. Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of the Company’s total consolidated net sales in all periods presented. In fiscal year 2010, one customer represented 13% of net sales; in fiscal years 2009 and 2008, the same customer represented 14% of net sales. As of March 31, 2010, one customer represented 14% of total accounts receivable. As of March 31, 2009, two customers represented 18% and 10% of total accounts receivable.

     Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2010	2009
EMEA	$11,053	$13,947
Americas	40,165	40,093
Asia Pacific	43,765	53,541
Total long-lived assets	$94,983	$107,581

     Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2010 and 2009.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA
(Unaudited)

     The following table contains selected unaudited quarterly financial data for fiscal years 2010 and 2009 (in thousands except per share amounts):

	Year ended March 31, 2010				Year ended March 31, 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$326,110	$498,093	$617,101	$525,444	$508,711	$664,707	$627,466	$407,948
Gross profit	77,822	151,788	208,964	188,322	173,572	228,074	187,496	102,084
Operating expenses:
Marketing and selling	58,938	68,835	87,322	89,693	77,280	84,740	86,046	71,101
Research and development	31,360	31,825	32,931	39,697	33,259	33,351	32,401	29,744
General and administrative	21,181	23,739	30,284	30,943	33,309	29,620	26,273	23,901
Restructuring charges	1,449	45	—	290	—	—	—	20,547
Total operating expense	112,928	124,444	150,537	160,623	143,848	147,711	144,720	145,293
Operating income (loss)	(35,106)	27,344	58,427	27,699	29,724	80,363	42,776	(43,209)
Net income (loss)	$(37,365)	$20,743	$57,086	$24,493	$29,306	$72,311	$40,493	$(35,078)
Net income (loss) per share*:
Basic	$(0.21)	$0.12	$0.33	$0.14	$0.16	$0.41	$0.23	$(0.20)
Diluted	$(0.21)	$0.11	$0.32	$0.14	$0.16	$0.39	$0.22	$(0.20)
Shares used to compute net
income (loss) per share:
Basic	179,751	178,395	175,426	175,738	179,046	178,630	178,497	179,065
Diluted	179,751	180,989	177,668	177,967	184,692	183,509	181,145	179,065
____________________

*	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

     The following table sets forth certain quarterly financial information as a percentage of net sales:

	Year ended March 31, 2010				Year ended March 31, 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	23.9	30.5	33.9	35.8	34.1	34.3	29.9	25.0
Operating expenses:
Marketing and selling	18.1	13.8	14.2	17.1	15.2	12.7	13.7	17.4
Research and development	9.6	6.4	5.3	7.6	6.5	5.0	5.2	7.3
General and administrative	6.5	4.8	4.9	5.9	6.6	4.5	4.2	5.9
Restructuring charges	0.4	—	—	—	—	—	—	5.0
Total operating expense	34.6	25.0	24.4	30.6	28.3	22.2	23.1	35.6
Operating income (loss)	(10.7)	5.5	9.5	5.2	5.8	12.1	6.8	(10.6)
Net income (loss)	(11.5)%	4.2%	9.3%	4.7%	5.8%	10.9%	6.5%	(8.6)%

Schedule II

LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2010, 2009 and 2008 (in thousands)

				Write-offs
			Charged	charged to
		Balance at	(credited) to	(recovered	Balance at
Fiscal		beginning of	Income	against)	end
Year	Description	period	Statement(1)	allowance(1)	of period
2010	Allowance for doubtful accounts	$6,705	$(72)	$(763)	$5,870
2009	Allowance for doubtful accounts	$2,497	$5,102	$(894)	$6,705
2008	Allowance for doubtful accounts	$3,322	$603	$(1,428)	$2,497

2010	Cooperative marketing arrangements	$28,567	$98,450	$(109,490)	$17,527
2009	Cooperative marketing arrangements	$29,511	$123,938	$(124,882)	$28,567
2008	Cooperative marketing arrangements	$20,251	$118,198	$(108,938)	$29,511

2010	Customer incentive programs	$36,454	$101,851	$(93,999)	$44,306
2009	Customer incentive programs	$40,847	$110,733	$(115,126)	$36,454
2008	Customer incentive programs	$30,261	$112,069	$(101,483)	$40,847

2010	Reserve for sales returns	$28,705	$78,950	$(83,998)	$23,657
2009	Reserve for sales returns	$25,880	$83,419	$(80,594)	$28,705
2008	Reserve for sales returns	$19,387	$87,114	$(80,621)	$25,880

2010	Pricing programs	$25,543	$134,323	$(96,751)	$63,115
2009	Pricing programs	$32,052	$63,259	$(69,768)	$25,543
2008	Pricing programs	$20,775	$77,266	$(65,989)	$32,052
____________________

(1)	Transactions related to certain prior year charges and write-offs have been recharacterized to conform to the current year presentation, with no impact on previously reported beginning and ending balances.