Form 10-Q
period 2010-06-30
LOGITECH INTERNATIONAL SA
filed 2010-08-09
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐    No  ☒

As of August 3, 2010, there were 175,875,123 shares of the Registrant’s share capital outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	42

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibit Index	53

Signatures		54

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	June 30,
	2010	2009
	(Unaudited)

Net sales	$479,330	$326,110
Cost of goods sold	310,301	248,288
Gross profit	169,029	77,822
Operating expenses:
Marketing and selling	91,477	58,938
Research and development	38,389	31,360
General and administrative	27,360	21,181
Restructuring charges	-	1,449
Total operating expenses	157,226	112,928
Operating income (loss)	11,803	(35,106)
Interest income, net	521	592
Other income, net	1,796	802
Income (loss) before income taxes	14,120	(33,712)
Provision (benefit) for income taxes	(5,402)	3,653
Net income (loss)	$19,522	$(37,365)

Net income (loss) per share:
Basic	$0.11	$(0.21)
Diluted	$0.11	$(0.21)

Shares used to compute net income (loss) per share:
Basic	175,492	179,751
Diluted	177,358	179,751

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$317,315	$319,944
Accounts receivable	213,567	195,247
Inventories	279,800	219,593
Other current assets	63,031	58,877
Total current assets	873,713	793,661
Property, plant and equipment	87,692	91,229
Goodwill	553,462	553,462
Other intangible assets	88,486	95,396
Other assets	68,137	65,930
Total assets	$1,671,490	$1,599,678

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$316,881	$257,955
Accrued liabilities	175,090	182,336
Total current liabilities	491,971	440,291
Other liabilities	152,049	159,672
Total liabilities	644,020	599,963

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606,620 issued and authorized and 50,000,000 conditionally authorized at June 30, 2010 and
March 31, 2010	33,370	33,370
Additional paid-in capital	12,168	14,880
Less shares in treasury, at cost, 15,843,442 at June 30, 2010
and 16,435,528 at March 31, 2010	(366,459)	(382,512)
Retained earnings	1,426,140	1,406,618
Accumulated other comprehensive loss	(77,749)	(72,641)
Total shareholders' equity	1,027,470	999,715
Total liabilities and shareholders' equity	$1,671,490	$1,599,678

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,522	$(37,365)
Non-cash items included in net income (loss):
Depreciation	12,338	11,477
Amortization of other intangible assets	6,911	2,333
Share-based compensation expense	8,462	5,409
Gain on disposal of fixed assets	(838)	-
Excess tax benefits from share-based compensation	(421)	(288)
Loss (gain) on cash surrender value of life insurance policies	(440)	384
Deferred income taxes and other	(292)	(568)
Changes in assets and liabilities:
Accounts receivable	(18,404)	46,433
Inventories	(66,019)	317
Other assets	(4,945)	1,142
Accounts payable	60,525	45,066
Accrued liabilities	(10,297)	1,195
Net cash provided by operating activities	6,102	75,535
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,918)	(7,702)
Proceeds from sale of property, plant and equipment	2,688	-
Net cash used in investing activities	(9,230)	(7,702)
Cash flows from financing activities:
Proceeds from sale of shares upon exercise of options and purchase rights	5,122	4,399
Excess tax benefits from share-based compensation	421	288
Net cash provided by financing activities	5,543	4,687
Effect of exchange rate changes on cash and cash equivalents	(5,044)	2,138
Net increase (decrease) in cash and cash equivalents	(2,629)	74,658
Cash and cash equivalents at beginning of period	319,944	492,759
Cash and cash equivalents at end of period	$317,315	$567,417

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net loss	-	-	-	-	-	(37,365)	-	(37,365)
Cumulative translation
adjustment	-	-	-	-	-	-	6,484	6,484
Pension liability adjustment	-	-	-	-	-	-	(441)	(441)
Net deferred hedging loss	-	-	-	-	-	-	(5,528)	(5,528)
Total comprehensive loss								(36,850)
Tax benefit from exercise of
stock options	-	-	784	-	-	-	-	784
Sale of shares upon exercise of
options and purchase rights	-	-	(15,115)	(677)	19,514	-	-	4,399
Share-based compensation expense	-	-	5,182	-	-	-	-	5,182
June 30, 2009	191,606	$33,370	$35,863	11,447	$(321,940)	$1,304,296	$(80,366)	$971,223

March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	-	-	-	-	-	19,522	-	19,522
Cumulative translation
adjustment	-	-	-	-	-	-	(4,353)	(4,353)
Pension liability adjustment	-	-	-	-	-	-	230	230
Net deferred hedging loss	-	-	-	-	-	-	(985)	(985)
Total comprehensive income								14,414
Tax provision from exercise of
stock options	-	-	(212)	-	-	-	-	(212)
Sale of shares upon exercise of
options and purchase rights	-	-	(10,931)	(592)	16,053	-	-	5,122
Share-based compensation expense	-	-	8,431	-	-	-	-	8,431
June 30, 2010	191,606	$33,370	$12,168	15,843	$(366,459)	$1,426,140	$(77,749)	$1,027,470

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company

Logitech is a world leader in products that connect people to digital experiences. We develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. We have two operating segments, peripherals and video conferencing.

For the PC (personal computer), our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

We sell our LifeSize video communication products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of LifeSize revenues have historically been derived from sales to large enterprises, small-to-medium businesses, and public healthcare, education and government organizations.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2010 included in its Annual Report on Form 10-K.

Net loss for the three months ended June 30, 2009 includes $2.2 million in pretax charges related to restructuring accruals, bonus accruals and revenue-related adjustments from fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the errors to be immaterial to the current and prior quarterly and annual periods.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net loss.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three months ended June 30, 2010 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

 Recent Accounting Pronouncements

In October 2009, the FASB (Financial Accounting Standards Board) published ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC (Accounting Standards Codification) Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We will adopt ASU 2009-13 on April 1, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements and disclosures.

In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We will adopt ASU 2009-14 on April 1, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended June 30,
	2010	2009

Net income (loss)	$19,522	$(37,365)

Weighted average shares - basic	175,492	179,751
Effect of potentially dilutive share equivalents	1,866	-
Weighted average shares - diluted	177,358	179,751

Net income (loss) per share - basic	$0.11	$(0.21)
Net income (loss) per share - diluted	$0.11	$(0.21)

Employee equity share options, non-vested shares and similar share-based compensation awards granted by the Company are treated as potential shares in computing diluted net income or loss per share. Diluted shares outstanding include the dilutive effect of in-the-money share-based awards which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising share-based awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

During the three months ended June 30, 2010 and 2009, 12,991,196 and 11,504,963 share equivalents attributable to outstanding stock options and RSUs (restricted stock units) were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. For the three months ended June 30, 2009, potentially dilutive share equivalents were excluded from the computation of diluted net loss per share because their inclusion in calculating a net loss per share would have been anti-dilutive.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2010			March 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$317,315	$-	$-	$319,944	$-	$-
Investment securities	-	-	994	-	-	994
Foreign exchange derivative assets	346	-	-	599	-	-
Total assets at fair value	$317,661	$-	$994	$320,543	$-	$994

Foreign exchange derivative liabilities	$1,742	$-	$-	$366	$-	$-
Total liabilities at fair value	$1,742	$-	$-	$366	$-	$-

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have terms of less than 30 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s investment securities portfolio as of June 30, 2010 and March 31, 2010 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are carried in non-current assets. The estimated fair value of the securities was determined by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. Such valuation methods fall within Level 3 of the fair value hierarchy. The par value of our investment securities portfolio at June 30 and March 31, 2010 was $47.5 million.

Note 5 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	June 30,	March 31,
	2010	2010
Accounts receivable:
Accounts receivable	$346,502	$349,722
Allowance for doubtful accounts	(5,695)	(5,870)
Allowance for returns	(23,925)	(23,657)
Cooperative marketing arrangements	(19,672)	(17,527)
Customer incentive programs	(34,974)	(44,306)
Pricing programs	(48,669)	(63,115)
	$213,567	$195,247
Inventories:
Raw materials	$40,378	$31,630
Work-in-process	32	86
Finished goods	239,390	187,877
	$279,800	$219,593
Other current assets:
Tax and VAT refund receivables	$21,953	$20,305
Deferred taxes	26,497	27,064
Prepaid expenses and other	14,581	11,508
	$63,031	$58,877
Property, plant and equipment:
Plant and buildings	$47,118	$58,629
Equipment	119,484	112,454
Computer equipment	54,648	53,576
Computer software	79,457	78,156
	300,707	302,815
Less: accumulated depreciation	(222,164)	(224,485)
	78,543	78,330
Construction-in-progress	6,451	9,751
Land	2,698	3,148
	$87,692	$91,229
Other assets:
Deferred taxes	$47,101	$45,257
Cash surrender value of life insurance contracts	11,537	11,097
Deposits and other	9,499	9,576
	$68,137	$65,930
Accrued liabilities:
Accrued personnel expenses	$47,168	$48,617
Accrued marketing expenses	27,437	28,052
Accrued freight and duty	15,367	12,696
Income taxes payable - current	4,545	8,875
Non-retirement post-employment benefit obligations	2,859	2,761
Accrued restructuring	154	399
Other accrued liabilities	77,560	80,936
	$175,090	$182,336
Long-term liabilities:
Income taxes payable - non-current	$107,580	$116,456
Obligation for management deferred compensation	11,134	10,307
Defined benefit pension plan liability	19,135	19,343
Other long-term liabilities	14,200	13,566
	$152,049	$159,672

The following table presents the changes in the allowance for doubtful accounts during the three months ended June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009

Beginning balance	$5,870	$6,705
Bad debt expense	422	(1,194)
Write-offs net of recoveries	(597)	446
Ending balance	$5,695	$5,957

Note 6 —Other Intangible Assets

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2010			March 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,052	$(21,137)	$10,915	$32,051	$(20,421)	$11,630
Technology	87,968	(39,994)	47,974	87,968	(36,033)	51,935
Customer contracts	38,517	(8,920)	29,597	38,517	(6,686)	31,831
	$158,537	$(70,051)	$88,486	$158,536	$(63,140)	$95,396

During the three months ended June 30, 2010, changes in the gross carrying value of other intangible assets related to foreign currency translation adjustments.

For the three months ended June 30, 2010 and 2009, amortization expense for other intangible assets was $6.9 million and $2.3 million. The Company expects that amortization expense for the nine-month period ending March 31, 2011 will be $20.2 million, and annual amortization expense for fiscal years 2012, 2013, 2014 and 2015 will be $24.7 million, $21.6 million, $15.5 million and $6.1 million, and $0.4 million thereafter.

Note 7 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $152.3 million at June 30, 2010. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2010, the Company had no outstanding borrowings under these lines of credit.

Note 8 — Shareholders’ Equity

Share Repurchases

During the three months ended June 30, 2010 and 2009, the Company had the following approved share buyback program in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
June 2007	$250,000	September 2010	March 2010	$-

During the three months ended June 30, 2010 and 2009, the Company did not repurchase any shares.

In September 2008, the Company’s Board of Directors approved a share buyback program which authorizes the Company to invest up to $250 million to purchase its own shares. No shares have been repurchased under this program.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	March 31,
	2010	2010

Cumulative translation adjustment	$(67,999)	$(63,646)
Pension liability adjustments, net of tax of $936 and $936	(10,583)	(10,813)
Unrealized gain on investments	424	424
Net deferred hedging gains	409	1,394
	$(77,749)	$(72,641)

Note 9 — Restructuring

In January 2009, Logitech initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed the restructuring plan in fiscal year 2010. The following table summarizes restructuring related activities during the three months ended June 30, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other

Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-

Balance at March 31, 2010	$399	$158	$334	$(93)
Charges	-	-	-	-
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)
Balance at June 30, 2010	$154	$9	$166	$(21)

Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

Note 10 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2010, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of operations for the three months ended June 30, 2010 and 2009 (in thousands).

	Three months ended
	June 30,
	2010	2009

Cost of goods sold	$991	$798
Share-based compensation expense included in gross profit	991	798
Operating expenses:
Marketing and selling	3,077	1,759
Research and development	1,776	842
General and administrative	2,618	2,010
Share-based compensation expense included in
operating expenses	7,471	4,611
Total share-based compensation expense	8,462	5,409
Income tax benefit	(1,895)	(384)
Share-based compensation expense, net of income tax	$6,567	$5,025

As of June 30, 2010 and 2009, $0.8  million and $0.5 million of share-based compensation cost was capitalized to inventory. As of June 30, 2010, total compensation cost related to non-vested stock options not yet recognized was $46.3 million, which is expected to be recognized over the next 32 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended June 30,
	2010	2009	2010	2009
	Purchase Plans		Stock Option Plans

Dividend yield	0%	0%	0%	0%
Expected life	6 months	6 months	4.0 years	3.9 years
Expected volatility	34%	78%	48%	46%
Risk-free interest rate	0.15%	0.31%	1.80%	1.60%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended June 30,
	2010	2009	2010	2009
	Purchase Plans		Stock Option Plans

Weighted average grant-date
fair value of options granted	$4.18	$3.48	$5.82	$3.94
Expected forfeitures	0%	0%	9%	10%

A summary of activity under the share-based compensation plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended June 30,
	2010		2009
	Number	Exercise Price	Number	Exercise Price

Outstanding, beginning of period	20,551	$17	18,897	$18
Granted	186	$15	189	$11
Exercised	(611)	$9	(669)	$7
Cancelled or expired	(457)	$21	(666)	$24
Outstanding, end of period	19,669	$17	17,751	$18

Exercisable, end of period	11,505	$17	10,524	$15

The total pretax intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $3.4 million and $4.8 million and the tax benefit realized for the tax deduction from options exercised during those periods was $1.0 million and $0.6 million. The total fair value of options vested as of June 30, 2010 and 2009 was $74.3 million and $56.5 million.

During fiscal year 2010, the Company granted 266,560 time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. These RSUs had a weighted average grant date fair value of $14.83 per unit. The time-based RSUs granted to employees vest in four equal annual installments on the grant date anniversary. The time-based RSUs granted to non-executive board members vest in one annual installment on the grant date anniversary. The Company estimates the fair value of these RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of June 30, 2010, total compensation cost related to time-based RSUs not yet recognized was $1.9 million, which is expected to be recognized over the next 36 months.

During fiscal years 2010 and 2009, the Company granted 115,000 and 93,750 RSUs to certain senior executives pursuant to the 2006 Stock Incentive Plan. These RSUs had a grant date fair value of $18.18 and $27.90 per unit. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to these RSUs will be recognized over the two year vesting period and is included in the total share-based compensation expense disclosed above. As of June 30, 2010, total compensation cost not yet recognized related to these RSUs was $1.3 million, which is expected to be recognized over the next 12 months.

The fair value of these RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2010 Grants	FY 2009 Grants

Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	58%	41%
Risk-free interest rate	1.11%	1.82%

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

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2010 and 2009 were $2.1 million and $1.7 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended June 30,
	2010	2009

Service cost	$1,019	$953
Interest cost	402	334
Expected return on plan assets	(415)	(266)
Amortization of net transition obligation	1	1
Amortization of net prior service cost	36	34
Recognized net actuarial loss	87	225
Net periodic benefit cost	$1,130	$1,281

Note 11 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended June 30, 2010 was $5.4 million based on an effective income tax rate of 38.3% of pre-tax income. For the three months ended June 30, 2009, the income tax provision was $3.7 million based on an effective income tax rate of 10.8% of pre-tax loss. The change in the effective income tax rate for the three months ended June 30, 2010 compared with the same period in fiscal year 2010 is primarily due to a discrete tax benefit of $7.2 million from the closure of income tax audits in certain foreign jurisdictions.

For the three months ended June 30, 2010, Logitech’s effective income tax rate was calculated using an estimate of its annual pre-tax income. For the three months ended June 30, 2009, management determined that a reliable estimate of its annual pre-tax income and related annual effective income tax rate could not be made, due to the impact of the economic downturn. Therefore, Logitech used the actual year-to-date effective income tax rate for the three months ended June 30, 2009.

As of June 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $114.0 million and $125.2 million, of which $95.6 million and $101.4 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits of $11.2 million is due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2010 and March 31, 2010, the Company had approximately $9.4 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. In fiscal year 2009, the Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. During the third quarter of fiscal year 2010, the Internal Revenue Service expanded its examination to include fiscal year 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 12 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three months ended June 30, 2010 and 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at June 30, 2010 and 2009 were $72.7 million (€57.9 million) and $54.7 million (€41.1 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2010 and 2009 relating to foreign currency receivables or payables were $7.3 million and $10.7 million. Open forward contracts as of June 30, 2010 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2010 and 2009 were $37.7 million and $28.8 million. Swap contracts outstanding at June 30, 2010 consisted of contracts in Japanese yen, Canadian dollars, British pounds, and Mexican pesos.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of June 30 and March 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Location	June 30, 2010	March 31, 2010	Location	June 30, 2010	March 31, 2010

Derivatives designated as hedging
instruments:
Cash Flow Hedges	Other assets	$46	$136	Other liabilities	$1,063	$10
		46	136		1,063	10

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	Other assets	-	11	Other liabilities	37	-
Foreign Exchange Swap Contracts	Other assets	300	452	Other liabilities	642	356
		300	463		679	356
		$346	$599		$1,742	$366

 The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2010 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging
instruments:
Cash Flow Hedges	$(986)	Cost of goods sold	$(1,375)	Other income/expense	$46
	(986)		(1,375)		46

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(507)
Foreign Exchange Swap Contracts	-		-	Other income/expense	(918)
	-		-		(1,425)
	$(986)		$(1,375)		$(1,379)

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

Note 13 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at June 30, 2010 amounted to $68.7 million. The increase in future minimum annual rentals as of June 30, 2010 compared with March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

In connection with its operating leases for facilities, the Company has recognized asset retirement obligations of $1.3 million and $1.4 million at June 30 and March 31, 2010, representing the estimated remediation costs to be incurred at lease expiration.  No significant changes occurred in these obligations in the three months ended June 30, 2010.

At June 30, 2010, fixed purchase commitments for capital expenditures amounted to $17.3 million, and primarily related to commitments for manufacturing equipment, tooling, and telecommunications equipment. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At June 30, 2010, fixed purchase commitments for inventory amounted to $201.6 million, which are expected to be fulfilled by December 31, 2010. The Company also had other commitments totaling $34.6 million for consulting services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At June 30, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under three of the five guarantee arrangements is limited to $30.8 million. The remaining two guarantees are limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $8.0 million as of June 30, 2010. As of June 30, 2010, $7.6 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee agreements. These guarantees do not specify a maximum amount. As of June 30, 2010, $9.7 million was outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2010. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In November 2007, the Company acquired WiLife, Inc., a privately held company offering PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar 2010. No payment is due if the applicable net revenues total $40 million or less. The maximum performance-based payment is $64.0 million.  The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of June 30, 2010, no amounts were accrued towards performance-based payments under the WiLife acquisition agreement.

The Company is involved in a number of lawsuits and claims relating to matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2010 were not material.

Note 14 — Segment Information

The Company has two operating segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripheral products for the PC and other digital platforms. The video conferencing segment consists of the LifeSize division, and encompasses the design, manufacturing and marketing of HD video and audio communication products for the enterprise and small-to-medium business markets. The video conferencing operating segment does not meet the quantitative thresholds required for separate disclosure of financial information.

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended June 30,
	2010	2009

Retail - Pointing Devices	$131,846	$90,236
Retail - Keyboards & Desktops	76,166	58,009
Retail - Audio	95,646	72,120
Retail - Video	47,057	42,814
Retail - Gaming	14,566	17,149
Retail - Remotes	28,586	3,438
OEM	58,335	42,344
Peripherals	452,202	326,110
LifeSize	27,128	-
Total net sales	$479,330	$326,110

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

 Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended
	June 30,
	2010	2009

EMEA	$154,629	$125,152
Americas	221,966	120,415
Asia Pacific	102,735	80,543
Total net sales	$479,330	$326,110

No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2010 and 2009. One customer represented 13% and 10% of net sales in the three months ended June 30, 2010 and 2009.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2010	March 31, 2010

EMEA	$8,934	$11,053
Americas	38,285	40,165
Asia Pacific	44,407	43,765
Total long-lived assets	$91,626	$94,983

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at June 30, 2010 and March 31, 2010.

Note 15 — Subsequent Event

On July 6, 2010, Logitech acquired, in a business combination, substantially all of the assets and employees of Paradial AS, a Norwegian company, for $7.3 million in cash. Paradial provides firewall and NAT (network address translation) traversal solutions for video communication. The acquisition will allow the Company to closely integrate firewall and NAT traversal across its video communication product portfolio, enabling end-to-end HD video calling over highly protected networks.
.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding the strength of improvement in our business, operating results and financial condition, trends in consumer demand for our products, plans, strategies and objectives of management for future operations, our current or future revenue mix, our competitive position, the impact of new product introductions and product innovation on future performance, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2011 and our fiscal year 2010 Form 10-K, which was filed on May 27, 2010, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in products that connect people to digital experiences. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. We have two operating segments, peripherals and video conferencing.

Our peripherals segment encompasses the design, manufacturing and marketing of peripheral products for the PC (personal computer) and other digital platforms. Our research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturer) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Japan and Australia). Our OEM sales team is a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products and services for the enterprise and small-to-medium business markets. The LifeSize segment maintains separate marketing and sales organizations. The LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. The LifeSize operating segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls and the Squeezebox wireless music solutions for the home. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Our sales to our retail channels for our peripherals were 82% and 87% of our net sales for the three months ended June 30, 2010 and 2009. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of LifeSize revenues have historically been derived from sales to large enterprises, small-to-medium businesses, and public healthcare, education and government organizations.

Our markets are extremely competitive. The peripherals market is characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe the global economic downturn has further increased competition in our markets, as competitors with larger financial resources, such as Microsoft Corporation, Sony Corporation and others, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share.

The video conferencing market is characterized by continual performance enhancements and increasing consolidation. There is heightened interest in the video conferencing market by large, well-financed competitors, such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the market to further intensify.

We believe continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, as well as leveraging the value of the Logitech and LifeSize brands from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

The broadening of our product lines has been primarily organic. However we also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. As access to digital information expands beyond the PC platform, we are also extending our vision to other platforms, such as the living room, meeting room and other platforms as access points to the Internet and the digital world. In addition, as part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications and the China market. We also plan to increase our investment in applications and peripherals for open platforms, such as the planned Google TV platform, which do not require direct collaboration and agreement with the platform owner.

We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2010 increased 47% to $479.3 million compared with total net sales of $326.1 million in the same period of the prior fiscal year. We believe the increase is primarily due to more stable economic conditions resulting in improved consumer demand, as well as the sales of our LifeSize products, which were not included in net sales for the three months ended June 30, 2009. Retail sales and units increased 39%, while OEM sales and units increased 38% and 35%. Retail sales in our Americas, EMEA and Asia Pacific regions increased 65%, 21% and 24% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

We achieved double-digit growth in retail sales of all product lines except gaming during the three months ended June 30, 2010 compared with the same period in the prior fiscal year. The remotes product line was our fastest growing category, with growth in sales of both our high-end as well as our value-priced products. The increase in sales in the remotes category in the quarter was attributable to increased consumer demand as well as depressed sales from the economic downturn in the comparative three months ended June 30, 2009. Pointing devices was our second fastest growing category, driven primarily by sales of cordless mice. Our gross margin for the three months ended June 30, 2010 increased to 35.3% compared with 23.9% in the same period of the prior fiscal year, primarily due to favorable product mix shifts, continued efficiencies in our supply chain, and the higher gross margin contributed by LifeSize product sales. Net income for the three months ended June 30, 2010 was $19.5 million, compared with net loss of $37.4 million in the three months ended June 30, 2009.

Trends in Our Business

We have a large and varied portfolio of product lines for peripherals, grouped in several product families. In addition to changes resulting from general economic trends, we believe that normal increases or decreases in the retail sales level of a product family reflect the innovation we have designed into the product, customer acceptance of the product line, the popularity of the digital platforms the product line relates to, competitive activity in the product family, and the prices at which products are available. Historically, sales of individual product lines rise and fall over time, causing our overall product mix to shift both between and within product lines, and we expect these types of trends to continue.

In our peripherals segment, we have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and mobile devices, such as netbooks, smartphones, tablets and smaller form factor devices with computing or web surfing capabilities. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. Notebook PCs are also often equipped with embedded webcams, which could reduce the demand for Logitech webcams that are sold separately. The increasing popularity of notebook PCs and mobile devices may result in decreased demand by consumers for peripherals, which could negatively affect our business. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. We believe our future sales growth will be significantly affected by our ability to develop sales and innovations in our current products for notebook PCs and other mobile devices, as well as for emerging product categories which are not PC-dependent.

In our OEM channel in the past several quarters, the shift away from desktop PCs adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. However in the three months ended June 30, 2010, we achieved double-digit growth in sales of our OEM mice compared with the same period in the prior fiscal year, with sales increasing 22% and units increasing 27%. Our OEM mice sales have historically made up the bulk of our OEM sales. Our OEM sales accounted for 12% and 13% of total revenues during the three months ended June 30, 2010 and 2009.

Most of our revenue comes from sales to our retail channels, which resell to consumers and other retailers. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers choose to maintain. We use multiple metrics to evaluate consumer demand for our products. One of those metrics is the analysis of sell-through data, which represents sales of our products by our retailer customers to consumers and by our distributor customers to retailers. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

The acquisition of LifeSize in December 2009 expands our video communication product portfolio beyond webcams and video calling into the enterprise meeting room. We believe our video conferencing segment offers significant growth opportunities for our business. However, the segment represents 6% of our net sales for the three months ended June 30, 2010, and will require continuing investments in product development and sales and marketing to stimulate and support future growth.

We continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. We also intend to continue to invest in video communications, in products for the digital home, and in growing our sales in China by increasing hiring in related engineering and sales and marketing functions.

In May 2010, we announced our collaboration with Google, Inc., along with other partners, to support the new Google TV platform. We plan to introduce Logitech Revue, a companion box that will incorporate Logitech’s Harmony remote control technology, and will include a controller that combines keyboard and remote control capabilities. We also plan to introduce an HDTV camera and video chat for Google TV. We believe that the Google TV platform has the potential to provide us with another sizable and growing installed base to generate incremental sales over an extended period of time, and we are investing significantly in the development and marketing of our products for the platform to enable future growth.

Although our financial results are reported in U.S. dollars, approximately 39% of our sales are made in currencies other than the U.S. dollar, such as the euro, British pound, Japanese yen, Chinese renminbi and Canadian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Chinese renminbi, Swiss francs, Taiwanese dollars, and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which  our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which alter our product gross margins.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the three months ended June 30, 2010, the income tax benefit was $5.4 million based on an effective income tax rate of 38.3% of pre-tax income. For the three months ended June 30, 2009, the income tax provision was $3.7 million based on an effective income tax rate of 10.8% of pre-tax loss. The change in effective income tax rate for the three months ended June 30, 2010 compared with the same period in fiscal year 2010 was primarily due to a discrete tax benefit of $7.2 million from the closure of income tax audits in certain foreign jurisdictions. In future, we expect effective income tax rates to fluctuate based on the mix of income and losses in the various tax jurisdictions in which the Company operates.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP (generally accepted accounting principles in the United States of America) requires the Company to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities.

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

There have been no significant changes during the three months ended June 30, 2010 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

  Recent Accounting Pronouncements

 In October 2009, the FASB (Financial Accounting Standards Board) published ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC (Accounting Standards Codification) Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We will adopt ASU 2009-13 on April 1, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements and disclosures.

In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We will adopt ASU 2009-14 on April 1, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements and disclosures.

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change %

Retail	$393,867	$283,766	39%
OEM	58,335	42,344	38%
LifeSize	27,128	-	-
Total net sales	$479,330	$326,110	47%

Our total net sales increased 47% during the three months ended June 30, 2010 compared with the same period in the prior fiscal year, with strong, double-digit growth in all retail regions, led by the Americas, as well as in OEM. We also experienced continued improvements in sell-through growth across all regions, with the strongest growth in the EMEA region.

    OEM sales and units increased 38% and 35% during the quarter ended June 30, 2010 compared with the same period in the prior fiscal year, primarily due to sales of our OEM mice, keyboards and microphones for console singing games. Sales of our OEM mice increased 22% and units increased 27% during the quarter compared with the same period in the prior fiscal year. OEM keyboard sales more than doubled in dollars as well as in units during the quarter compared with the prior year. Sales of our microphones for console singing games also made a strong contribution to the growth in OEM sales.

    LifeSize net sales represent sales of video conferencing units and related software and services. Sales of our LifeSize products gained momentum during the three months ended June 30, 2010 and increased 30% compared with the three months ended March 31, 2010. Although we consider LifeSize a separate operating segment, based on financial measurements for the fiscal year ended March 31, 2010 and for the three months ended June 30, 2010, and our near-term expectations, the LifeSize segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

Approximately 39% and 46% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2010 and 2009. If foreign currency exchange rates had been the same in three months ended June 30, 2010 and 2009, our constant dollar sales increase would have been 50%.

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

Retail Sales by Region

The following table presents the change in retail sales by region for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Three months ended June 30, 2010

EMEA	21%
Americas	65%
Asia Pacific	24%
Total retail sales	39%

Sales in the EMEA region increased in all product families except gaming in the three months ended June 30, 2010 compared with the same period in the prior fiscal year, driven primarily by sales of pointing devices, remotes and audio products. Retail units sold during the three months ended June 30, 2010 increased 42% compared with the prior year. The unit percentage increase was higher than the sales percentage increase primarily due to a shift in consumer demand towards value-priced products. Sell-through growth in the EMEA region continued to improve, reflecting improved consumer demand for our products. If foreign currency exchange rates had been the same in the three months ended June 30, 2010 and 2009, our EMEA constant dollar retail sales increase would have been 31%.

Retail sales increased 65% and retail units sold increased 33% in the Americas region in the three months ended June 30, 2010 compared with the same period in the prior fiscal year, reflecting improved economic stability in the region as well as increased demand for our higher-priced product lines. Sales of all product lines increased. Retail sell-through in the region increased during the three months ended June 30, 2010 compared with the prior year. Foreign currency exchange rates had no significant effect on retail sales in the Americas region in the three months ended June 30, 2010.

Retail sales in the Asia Pacific region increased 24% during the quarter ended June 30, 2010 compared with the prior year, with growth in all product lines except gaming. Retail sell-through increased during the quarter compared with the prior year. Total retail units sold in the Asia Pacific region increased 45% during the quarter ended June 30, 2010 compared with the prior year. The unit percentage increase was higher than the sales percentage increase primarily due to higher sales of our value-priced products in the region. If foreign currency exchange rates had been the same in the three months ended June 30, 2010 and 2009, our Asia Pacific constant dollar retail sales increase would have been 22%.

Net Retail Sales by Product Family

Net retail sales by product family during the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change %

Retail - Pointing Devices	$131,846	$90,236	46%
Retail - Keyboards & Desktops	76,166	58,009	31%
Retail - Audio	95,646	72,120	33%
Retail - Video	47,057	42,814	10%
Retail - Gaming	14,566	17,149	(15%)
Retail - Remotes	28,586	3,438	731%
Total net retail sales	$393,867	$283,766	39%

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

Retail Pointing Devices

Retail unit sales of our pointing devices increased 60% in the three months ended June 30, 2010 compared with the same period in the prior fiscal year. The growth in dollar sales was driven by sales of cordless mice which increased 57%, while units increased 91% over the same period in the prior fiscal year. We achieved strong sales and unit growth in both our high-end as well as our value-priced cordless mice. Sales in the high-end category benefited from the continued strength of our two high performance MX mice, the Performance Mouse MX and the Anywhere Mouse MX, while sales in the value-priced category were led by two of our wireless mice for notebooks, the M215 and M305. Sales and units of corded mice increased 15% and 36% in the three months ended June 30, 2010 compared with the prior year, driven by sales of our M100 mouse and our gaming mouse G500.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 26% during the quarter ended June 30, 2010 compared with the prior year, due primarily to strong contributions from our cordless keyboards and desktops. Sales of cordless desktops increased 50% in dollars, with growth in both the high-end and especially the value-priced end of the cordless desktop category. Sales of cordless keyboards nearly tripled in dollars compared with the prior year. Two of our wireless desktops, the MK250 and the MK300, and our K340 wireless keyboard were the major contributors to the sales growth.

Retail Audio

Retail audio unit sales increased 17% in the three months ended June 30, 2010 compared with the same period in the prior year. PC speaker sales increased 37% in dollars and 21% in units, primarily due to increased sales of our Z-5500 digital speakers. Sales of our iPod speakers increased 14% in dollars and 39% in units in the three months ended June 30, 2010 compared with the prior year, with continued positive contribution from sales of our S315i Rechargeable Speakers. PC headset sales grew 24% in dollars in the quarter ended June 30, 2010 compared with the same quarter last year, with units increasing 12%. Our Slim Devices products also made positive contributions to retail audio sales during the quarter.

    Retail Video

Our retail sales in the Video category increased 10%, while units increased 41%. The difference between dollar and unit sales growth was primarily due to the phase-out of several older products in favor of our new high-definition webcams that were announced late in the quarter. Two of our value-priced webcams, the C250 and the C200, were the primary drivers of the sales increase during the quarter.

Retail Gaming

Retail unit sales of our gaming peripherals decreased 16% during the quarter ended June 30, 2010 compared with the same period in the prior year. PC gaming sales decreased 19% in dollars and 11% in units, primarily due to lower sales of gaming keyboards. Console gaming sales decreased 17% during the three months ended June 30, 2010 compared with the prior year, with a decrease in units of 26%.

Retail Remotes

Retail sales of remotes increased nearly eight times and units sold increased nearly four times during the quarter ended June 30, 2010 compared with the same quarter in the prior year. The growth was driven by multiple products, with the Harmony One being the primary contributor, followed by Harmony 300 and Harmony 900. The increase in sales in the remotes category in the quarter was attributable to increased consumer demand as well as depressed sales from the economic downturn in the comparative three months ended June 30, 2009.

Gross Profit

Gross profit for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change

Net sales	$479,330	$326,110	47%
Cost of goods sold	310,301	248,288	25%
Gross profit	$169,029	$77,822	117%
Gross margin	35.3%	23.9%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Gross margin increased to 35.3% in the three months ended June 30, 2010 compared with 23.9% in the same period in the prior year. The increase in gross margin, despite a significantly stronger U.S. dollar, was due primarily to favorable shifts in our retail product mix, continued operational efficiencies in our supply chain and the higher gross margin contributed by LifeSize product sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change

Marketing and selling	$91,477	$58,938	55%
% of net sales	19%	18%
Research and development	38,389	31,360	22%
% of net sales	8%	10%
General and administrative	27,360	21,181	29%
% of net sales	6%	6%
Restructuring	-	1,449	-
% of net sales	0%	0%
Total operating expenses	$157,226	$112,928	39%

The increase in total operating expenses in the three months ended June 30, 2010 compared with the same period in the prior year was primarily due to our acquisition of LifeSize in December 2009. In addition, the Company continued to invest in product development and demand generation activities to help ensure we are positioned for the resumption of revenue growth as economic conditions improve. We expect to limit future growth in operating expenses below the growth rate in revenues, restraining or reducing non-critical expenses while investing in activities that will sustain and drive revenue growth.

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

Marketing and selling expenses increased 55% in the three months ended June 30, 2010 compared with the same period in the prior fiscal year, partly due to the addition of LifeSize sales and marketing personnel in December 2009 and an increase in salaries and bonuses related to our recent return to profitability, and partly due to increased advertising expenses. Marketing and selling expenses grew at a faster rate than our sales increase in this quarter due to increased spending related to demand generation and advertising campaigns in connection with our current and anticipated sales levels. Marketing and selling expenses in the three months ended June 30, 2009 were particularly low due to the Company’s cost reduction efforts in response to the economic downturn.

If foreign currency exchange rates had been the same in the three months ended June 30, 2010 and 2009, the percentage increase in constant dollar marketing and selling expense for the three months ended June 30, 2010 would not have changed.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 22% increase in research and development expense for the three months ended June 30, 2010 compared with the same period in the prior year was primarily due to an increase in personnel-related expenses. The largest driver of this increase was our LifeSize business, followed by increased salaries and bonuses in line with our return to profitability. An increase in consulting fees related to our development of Logitech Revue for Google TV also contributed to the increase in research and development expense during the quarter ended June 30, 2010. Research and development expense increased at a much lower rate than our increase in sales, as we had devoted significant resources in the prior fiscal year to research and development projects, even though our sales were lower.

If foreign currency exchange rates had been the same in the three months ended June 30, 2010 and 2009, the change in constant dollar research and development expense would have been 21%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 29% in the three months ended June 30, 2010 compared with the same period last year, primarily due to higher personnel-related expenses from salary and bonus increases related to our return to profitability, as well as additional LifeSize employees as a result of the acquisition. Personnel expenses increased 38% and consulting fees increased 36% during the quarter compared with the prior year. General and administrative expense grew at a lower rate compared with our sales increase during the quarter, as we continue to build operating leverage with our on-going cost containment efforts.

If foreign currency exchange rates had been the same in the three months ended June 30, 2010 and 2009, the percentage change in constant dollar general and administrative expense would have been 30%.

Restructuring Charges

Restructuring charges consisted of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. The restructuring was completed as of March 31, 2010.

The following table summarizes restructuring related activities during the three months ended June 30, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other

Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-

Balance at March 31, 2010	$399	$158	$334	$(93)
Charges	-	-	-	-
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)
Balance at June 30, 2010	$154	$9	$166	$(21)

Interest Income, Net

Interest income and expense for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

		Three Months Ended June 30,
		2010	2009	Change

Interest income		$523	$594	(12%)
Interest expense		(2)	(2)	0%
Interest income, net	`.	$521	$592	(12%)

Interest income decreased during the three months ended June 30, 2010 compared with the same period in the prior fiscal year due to lower invested balances, partially offset by slightly higher interest rates.

Other Income, Net

Other income and expense for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change

Foreign currency exchange gains, net	$360	$1,138	(68%)
Insurance investment income (loss)	435	(382)	(214%)
Gain on sale of building	838	-	100%
Other, net	163	47	247%
Other income, net	$1,796	$803	124%

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

The gain on sale of building relates to the sale of our building in Romanel, Switzerland during the quarter ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Provision for income taxes	$(5,402)	$3,653
Effective income tax rate	(38.3%)	(10.8%)

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

For the three months ended June 30, 2010, the income tax benefit was $5.4 million based on an effective income tax rate of 38.3% of pre-tax income. For the three months ended June 30, 2009, the income tax provision was $3.7 million based on an effective income tax rate of 10.8% of pre-tax loss. The change in the effective income tax rate for the three months ended June 30, 2010 compared with the same period in fiscal year 2010 is primarily due to a discrete tax benefit of $7.2 million from the closure of income tax audits in certain foreign jurisdictions.

As of June 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $114.0 million and $125.2 million, of which $95.6 million and $101.4 million would affect the effective income tax rate if recognized. The decline in income tax liability associated with uncertain tax benefits of $11.2 million is due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2010 and March 31, 2010, the Company had approximately $9.4 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. In fiscal year 2009, the Internal Revenue Service initiated an examination of the Company’s U.S. subsidiary for fiscal year 2006. During the third quarter of fiscal year 2010, the Internal Revenue Service expanded its examination to include fiscal year 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2010, our working capital was $381.7 million, compared with $687.9 million at June 30, 2009. The decrease in working capital over the prior year was due to the cash paid for the acquisition of LifeSize, and increases in accounts payable and accrued liabilities.

During the three months ended June 30, 2010, operating activities provided net cash of $6.1 million. Our largest source of operating cash flow was increased accounts payable, which was offset by increases in accounts receivable and inventory. Net cash used in investing activities was $9.2 million. We invested $11.9 million in capital expenditures for tooling, computer hardware, and software, which was partially offset by proceeds of $2.7 million from the sale of one of our buildings. Net cash provided by financing activities was $5.5 million, primarily from proceeds from employee stock purchases and the exercise of stock options.

At June 30, 2010, we had cash and cash equivalents of $317.3 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company has credit lines with several European and Asian banks totaling $152.3 million as of June 30, 2010. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At June 30, 2010, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2010 and 2009 (dollars in thousands):

	June 30,
	2010		2009

Accounts receivable, net	$213,567		$168,768
Inventories	279,800		235,509
Working capital	381,742		687,863
Days sales in accounts receivable (DSO) (1)	40 days		47 days
Inventory turnover (ITO) (2)	4.4.	x	4.2	x
Net cash provided by operating activities	$6,102		$75,535

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities decreased to $6.1 million in the three months ended June 30, 2010, from $75.5 million for the same period in the prior year. The primary driver of the decline in operating cash flows was the higher investment in inventory and the increase in accounts receivable during the quarter compared with the quarter ended March 31, 2010, which reflects a significantly improved operating environment.

DSO for the quarter was 7 days lower than the same period in the prior year, primarily due to higher cash collections resulting from improved sales linearity. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the three months ended June 30, 2010 were slightly higher than in the three months ended June 30, 2009, due to higher sales in line with the improved demand environment.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,
	2010	2009

Purchases of property, plant and equipment	$(11,918)	$(7,702)
Proceeds from sale of property, plant and equipment	2,688	-
Net cash used in investing activities	$(9,230)	$(7,702)

Our capital expenditures during the three months ended June 30, 2010 and 2009 were principally for computer hardware and software purchases, machinery and equipment, and normal expenditures for tooling. Purchasing activity was lower in the three months ended June 30, 2009, as we focused our cash outlays on critical capital needs.

Proceeds from the sale of property, plant and equipment were related to the sale of our building in Romanel, Switzerland.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities during the three months ended June 30, 2010 and 2009 (in thousands except per share amounts):

	Three months ended June 30,
	2010	2009

Proceeds from sale of shares upon exercise of options and purchase rights	$5,122	$4,399
Excess tax benefits from share-based compensation	421	288
Net cash provided by financing activities	$5,543	$4,687

During the three months ended June 30, 2010 and 2009, cash of $5.1 million and $4.4 million was provided by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. Tax benefits recognized on the exercise of share-based payment awards provided $0.4 million and $0.3 million. No share repurchases were made in the three months ended June 30, 2010 and 2009, in order to maximize our cash position.

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

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of August 9, 2010, we have not started repurchases under the September 2008 program.

In December 2009, we acquired LifeSize Communications, Inc., a privately held company specializing in high definition video communication products and services. In connection with the acquisition, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period.

In November 2007, we acquired WiLife, Inc., a privately held company providing PC-based video cameras for self-monitoring a home or small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million.  The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of June 30, 2010, no amounts were payable towards performance-based payments under our WiLife acquisition agreement.

On July 6, 2010, we acquired substantially all of the assets and employees of Paradial AS, a Norwegian company, for $7.3 million in cash. Paradial is a leading provider of firewall and NAT (network address translation) traversal solutions for video communication. The acquisition is expected to allow the Company to closely integrate firewall and NAT traversal across its video communication product portfolio, enabling end-to-end HD video calling over highly protected networks.

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

The U.S. Internal Revenue Service has initiated an examination of the Company’s U.S. subsidiary for fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of June 30, 2010, we are not able to estimate the potential future liability, if any, which may result from these examinations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $365.3 million in fiscal year 2010 and $6.1 million in the three months ended June 30, 2010. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of June 30, 2010, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at June 30, 2010 (in thousands):

June 30, 2010

Operating leases	$68,740
Purchase commitments - inventory	201,625
Purchase obligations - capital expenditures	17,278
Purchase obligations - operating expenses	34,551
Income taxes payable - non-current	107,580
Obligation for management deferred compensation	11,134
Pension and post-employment obligations	21,994
Other long-term liabilities	14,200
Total contractual obligations and commitments	$477,102

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of June 30, 2010 were $1.3 million.

The increase in operating lease commitments to $68.7 million as of June 30, 2010 compared with $46.7 million as of March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

Purchase Commitments

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At June 30, 2010, fixed purchase commitments for capital expenditures amounted to $17.3 million, and primarily relate to commitments for manufacturing equipment, tooling and telecommunications equipment. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At June 30, 2010, fixed purchase commitments for inventory amounted to $201.6 million, which are expected to be fulfilled by December 31, 2010. We also had other commitments of $34.6 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At June 30, 2010, we had $107.6 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $116.5 million in non-current income taxes payable and $2.4 million in current income taxes payable as of March 31, 2010.  The decline in the income tax liability associated with uncertain tax benefits is due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly vary. At June 30, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments for three of the five guarantee arrangements is limited to $30.8 million. The remaining two guarantees are limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $8.0 million as of June 30, 2010. As of June 30, 2010, $7.6 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under two guarantee arrangements. These guarantees do not specify a maximum amount. As of June 30, 2010, $9.7 million was outstanding under these guarantees.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies and may include indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of June 30, 2010. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese renminbi (“CNY”), euro, British pound, Taiwanese dollar, Japanese yen, Mexican peso and Canadian dollar. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2010. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Chinese renminbi	U.S. dollar	$(27,170)	$2,470	$(3,019)
Taiwanese dollar	U.S. dollar	17,938	(1,631)	1,993
Euro	British pound	14,658	(1,333)	1,629
Japanese yen	U.S. dollar	(11,768)	1,070	(1,308)
Mexican peso	U.S. dollar	(8,259)	751	(918)
U.S. dollar	Canadian dollar	6,322	(575)	702
Euro	Swedish krona	(1,585)	144	(176)
Euro	U.S. dollar	(1,398)	127	(155)
Swiss franc	Euro	1,009	(92)	112
Euro	Russian rouble	923	(84)	103
Australian dollar	U.S. dollar	820	(75)	91
Swiss franc	U.S. dollar	583	(53)	65
		$(7,927)	$719	$(881)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At June 30, 2010, net assets held in CNY totaled $27.2 million.  The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. As of June 30, 2010, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $72.7 million. Deferred realized gains of $1.5 million and deferred unrealized losses of $1.1 million are recorded in accumulated other comprehensive loss at June 30, 2010, and are expected to be reclassified to cost of goods sold when the related inventory is sold.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2010 relating to foreign currency receivables or payables were $7.3 million. Open forward contracts as of June 30, 2010 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2010 were $37.7 million. Swap contracts outstanding at June 30, 2010 consisted of contracts in Japanese yen, Canadian dollars, British pounds, and Mexican pesos. Unrealized net losses on the contracts outstanding at June 30, 2010 were $0.4 million.

If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $8.5 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an $11.9 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2010 and March 31, 2010 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    In December of 2009, the Company acquired LifeSize Communications, Inc. As a result, the Company has begun integrating the processes and systems related to LifeSize into its existing systems of internal control over financial reporting.

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

•
Reduced sales, or sales lower than we expect, in our EMEA sales region (which represented 45% of our total net sales in fiscal year 2010), as a result of continuing economic uncertainty in Europe and the potential continuing decline in the value of the euro against the U.S. dollar.

•	Risk of future customer bankruptcy or business failures, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

•	Higher costs for customer incentive programs, cooperative marketing arrangements and price protection used to stimulate demand, which lowers our net sales.

•	Increased downward pressure on our product prices as we lower prices to stimulate demand or reduce inventory, or as competitors lower prices to gain market share in slow-growing or shrinking markets.

•	Product returns in excess of our historical experience rate, resulting in higher returns reserves rates.

•	Risk of excess and obsolete inventories.

•	Financial distress or bankruptcy of key suppliers, resulting in insufficient product quantities to meet demand for particular products.

•	Risk of counterparty failures due to continuing stress on financial institutions, which may negatively impact cash, cash equivalents and investment securities.

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

•
Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, over short periods of time and during periods of weakness in consumer spending, our ability to increase local currency selling prices to offset the impact of currency fluctuations may be extremely limited.

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

•	Increased or unpredictable resource allocation requirements for LifeSize, which could impact the availability of resources for other Logitech strategic or operational investments.

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from the acquisition.

•	Exposure to potential product quality issues.

In addition, through our acquisition of LifeSize, we have entered the market for enterprise video conferencing. Although we plan to maintain the LifeSize enterprise sales organization, we have little experience with selling to enterprise accounts, or in marketing to large enterprises. We are also exposed to additional competitors in the video conferencing market, some of which have greater resources, including technical and engineering resources, than we do. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, provision of greater levels of services and support by us may result in a delay in the timing of revenue recognition.

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

The peripherals industry is characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. As a result, we must continually innovate in our current and emerging product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

The success of our products depends on several factors, including our ability to:

•	identify new features or product opportunities;

•	anticipate changes in technology, market trends, and consumer and business demands;

•	develop innovative and reliable new products and enhancements in a cost-effective and timely manner; and

•	distinguish our products from those of our competitors.

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

If we do not successfully innovate and market products for notebook PCs and other mobile devices, our business and results of operations may suffer.

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

In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals.  We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. Notebook PCs are also often equipped with embedded webcams, which could reduce the demand for Logitech webcams that are sold separately. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. If we do not successfully innovate and market products designed for notebook PCs and other mobile devices, or if general consumer demand for peripherals for use with notebook PCs and mobile devices does not increase, our business and results of operations could be significantly harmed.

If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

The peripherals and video conferencing industries are intensely competitive.

The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands, in response to declining consumer demand in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

The video conferencing industry is characterized by continual performance enhancements and increasing consolidation. There is heightened interest in the video conferencing market by large, well-financed competitors, such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the industry to further intensify.

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, such as our planned products for Google TV, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Hewlett-Packard, Polycom, Inc., Tandberg ASA and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Remotes. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. We expect that the growth in recent years in consumer demand for peripheral devices for home entertainment systems will likely result in increased competition.

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

Further, we may be exposed to fluctuations in the value of CNY (Chinese renminbi), the local currency of China. Significant future appreciation of the CNY could increase our component and other raw material costs, as well as our labor costs, and could adversely affect our financial results.

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

•	changes in VAT (value-added tax) or VAT reimbursement;

•	imposition of currency exchange controls; and

•	delays from customs brokers or government agencies.

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

We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our planned introduction of products for Google TV. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Logitech did not make any purchases of its equity securities during the quarter ended June 30, 2010. In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. No shares have been repurchased under this program.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1	Resignation and Severance Agreement between Logitech Inc. and David Henry dated June 8, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Definition Linkbase Document **

*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

**	This exhibit will be furnished in an amendment to this Quarterly Report on Form 10-Q as permitted by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Gerald P. Quindlen
Gerald P. Quindlen President and Chief Executive Officer

/s/ Erik K. Bardman
Erik K. Bardman Senior Vice President, Finance and Chief Financial Officer

August 9, 2010