Form 10-Q/A
period 2010-06-30
LOGITECH INTERNATIONAL SA
filed 2010-08-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

LOGITECH INTERNATIONAL S.A.
Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Logitech International S.A.’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Logitech International S.A.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Definition Linkbase Document **

*	Previously filed or furnished as an exhibit to Logitech International S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

**	Furnished with this Form 10-Q/A.

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

August 25, 2010