Form 10-Q
period 2010-09-30
LOGITECH INTERNATIONAL SA
filed 2010-11-08
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010

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

As of November 2, 2010, there were 175,875,123 shares of the Registrant’s share capital outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibit Index

Signatures

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)

Net sales	$581,884	$498,093	$1,061,214	$824,203
Cost of goods sold	364,950	346,305	675,251	594,593
Gross profit	216,934	151,788	385,963	229,610
Operating expenses:
Marketing and selling	97,412	68,835	188,889	127,773
Research and development	40,927	31,825	79,316	63,185
General and administrative	27,420	23,739	54,780	44,920
Restructuring charges	-	45	-	1,494
Total operating expenses	165,759	124,444	322,985	237,372
Operating income (loss)	51,175	27,344	62,978	(7,762)
Interest income, net	635	639	1,156	1,231
Other income (expense), net	(1,794)	(1,438)	2	(636)
Income (loss) before income taxes	50,016	26,545	64,136	(7,167)
Provision for income taxes	8,856	5,802	3,454	9,455
Net income (loss)	$41,160	$20,743	$60,682	$(16,622)

Net income (loss) per share:
Basic	$0.23	$0.12	$0.34	$(0.09)
Diluted	$0.23	$0.11	$0.34	$(0.09)

Shares used to compute net income (loss) per share:
Basic	176,359	178,395	175,921	179,058
Diluted	177,958	180,989	177,588	179,058

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$307,679	$319,944
Accounts receivable	304,998	195,247
Inventories	343,021	219,593
Other current assets	63,482	58,877
Total current assets	1,019,180	793,661
Property, plant and equipment	91,122	91,229
Goodwill	553,794	553,462
Other intangible assets	88,389	95,396
Other assets	66,877	65,930
Total assets	$1,819,362	$1,599,678

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$370,033	$257,955
Accrued liabilities	198,727	182,336
Total current liabilities	568,760	440,291
Other liabilities	160,521	159,672
Total liabilities	729,281	599,963

Commitments and contingencies

Shareholders' equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized
and 50,000 conditionally authorized at September 30, 2010 and
March 31, 2010	33,370	33,370
Additional paid-in capital	3,548	14,880
Less shares in treasury at cost, 14,799 shares at September 30, 2010
and 16,435 shares at March 31, 2010	(338,078)	(382,512)
Retained earnings	1,467,300	1,406,618
Accumulated other comprehensive loss	(76,059)	(72,641)
Total shareholders' equity	1,090,081	999,715
Total liabilities and shareholders' equity	$1,819,362	$1,599,678

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$60,682	$(16,622)
Non-cash items included in net income (loss):
Depreciation	23,343	26,057
Amortization of other intangible assets	14,027	4,603
Share-based compensation expense	16,720	11,166
Gain on disposal of fixed assets	(838)	-
Excess tax benefits from share-based compensation	(676)	(1,346)
Loss (gain) on cash surrender value of life insurance policies	169	(402)
Deferred income taxes and other	1,804	(274)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(99,615)	(39,896)
Inventories	(129,497)	(1,011)
Other assets	(5,511)	(8,585)
Accounts payable	110,775	130,803
Accrued liabilities	13,316	28,407
Net cash provided by operating activities	4,699	132,900
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,419)	(18,144)
Acquisitions, net of cash acquired	(7,300)	(200)
Proceeds from sale of property, plant and equipment	2,688	-
Proceeds from cash surrender of life insurance policies	-	813
Net cash used in investing activities	(30,031)	(17,531)
Cash flows from financing activities:
Purchases of treasury shares	-	(101,267)
Proceeds from sale of shares upon exercise of options and purchase rights	16,538	12,972
Excess tax benefits from share-based compensation	676	1,346
Net cash provided by (used in) financing activities	17,214	(86,949)
Effect of exchange rate changes on cash and cash equivalents	(4,147)	3,665
Net increase (decrease) in cash and cash equivalents	(12,265)	32,085
Cash and cash equivalents at beginning of period	319,944	492,759
Cash and cash equivalents at end of period	$307,679	$524,844

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net loss	-	-	-	-	-	(16,622)	-	(16,622)
Cumulative translation
adjustment	-	-	-	-	-	-	12,046	12,046
Pension liability adjustment	-	-	-	-	-	-	30	30
Net deferred hedging loss	-	-	-	-	-	-	(4,263)	(4,263)
Total comprehensive loss								(8,809)
Purchase of treasury shares	-	-	-	5,838	(101,267)	-	-	(101,267)
Tax benefit from exercise of
stock options	-	-	1,811	-	-	-	-	1,811
Sale of shares upon exercise of
options and purchase rights	-	-	(33,754)	(1,681)	46,726	-	-	12,972
Share-based compensation expense	-	-	11,022	-	-	-	-	11,022
September 30, 2009	191,606	$33,370	$24,091	16,281	$(395,995)	$1,325,039	$(73,068)	$913,437

March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	-	-	-	-	-	60,682	-	60,682
Cumulative translation
adjustment	-	-	-	-	-	-	7,164	7,164
Pension liability adjustment	-	-	-	-	-	-	(556)	(556)
Net deferred hedging loss	-	-	-	-	-	-	(10,026)	(10,026)
Total comprehensive income								57,264
Tax benefit from exercise of
stock options	-	-	(189)	-	-	-	-	(189)
Sale of shares upon exercise of
options and purchase rights	-	-	(27,896)	(1,636)	44,434	-	-	16,538
Share-based compensation expense	-	-	16,753	-	-	-	-	16,753
September 30, 2010	191,606	$33,370	$3,548	14,799	$(338,078)	$1,467,300	$(76,059)	$1,090,081

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

For the PC (personal computer), our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, beginning in October 2010 in the United States, a line of Logitech products for Google TV, including the Logitech Revue companion box. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

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

Net income for the six months ended September 30, 2009 includes $2.2 million in pretax charges related to restructuring accruals, bonus accruals and revenue-related adjustments from fiscal year 2009. We reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the errors to be immaterial to the current and prior quarterly and annual periods.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income or loss.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three and six months ended September 30, 2010 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

 Recent Accounting Pronouncements

In October 2009, the FASB (Financial Accounting Standards Board) published ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC (Accounting Standards Codification) Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We plan to adopt ASU 2009-13 prior to March 31, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements and disclosures.

In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We plan to adopt ASU 2009-14 prior to March 31, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$41,160	$20,743	$60,682	$(16,622)

Weighted average shares - basic	176,359	178,395	175,921	179,058
Effect of potentially dilutive share equivalents	1,599	2,594	1,667	-
Weighted average shares - diluted	177,958	180,989	177,588	179,058

Net income (loss) per share - basic	$0.23	$0.12	$0.34	$(0.09)
Net income (loss) per share - diluted	$0.23	$0.11	$0.34	$(0.09)

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 13,195,403 and 9,961,610 for the three months ended September 30, 2010 and 2009, and 13,738,650 for the six months ended September 30, 2010 were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. For the six months ended September 30, 2009, potentially dilutive share equivalents of 2,145,224 were excluded from the computation of diluted net loss per share because their inclusion in calculating a net loss per share would have been anti-dilutive.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2010			March 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$307,679	$-	$-	$319,944	$-	$-
Investment securities	-	-	994	-	-	994
Foreign exchange derivative assets	436	-	-	599	-	-
Total assets at fair value	$308,115	$-	$994	$320,543	$-	$994

Foreign exchange derivative liabilities	$8,024	$-	$-	$366	$-	$-
Total liabilities at fair value	$8,024	$-	$-	$366	$-	$-

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original terms of less than 40 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company’s investment securities portfolio as of September 30, 2010 and March 31, 2010 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are carried in non-current assets. The estimated fair value of the securities was determined by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. Such valuation methods fall within Level 3 of the fair value hierarchy. The par value of our investment securities portfolio at September 30 and March 31, 2010 was $47.5 million.

Note 5 — Acquisitions

On July 6, 2010, Logitech acquired substantially all of the assets and employees of Paradial AS, a Norwegian company providing firewall and NAT (network address translation) traversal solutions for video communications. The acquisition will allow the Company to closely integrate firewall and NAT traversal across its video communications product portfolio, enabling end-to-end HD video calling over highly protected networks. The acquisition has been treated as an acquisition of a business and has been accounted for using the purchase method of accounting. The total consideration paid of $7.3 million was allocated based on estimated fair values to $7.0 million of identifiable intangible assets and $0.1 million of assumed liabilities, with the remaining balance allocated to goodwill. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives of 5 years. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

Note 6 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	September 30,	March 31,
	2010	2010
Accounts receivable:
Accounts receivable	$460,006	$349,722
Allowance for doubtful accounts	(3,934)	(5,870)
Allowance for returns	(26,942)	(23,657)
Cooperative marketing arrangements	(25,511)	(17,527)
Customer incentive programs	(40,178)	(44,306)
Pricing programs	(58,443)	(63,115)
	$304,998	$195,247
Inventories:
Raw materials	$36,030	$31,630
Work-in-process	2	86
Finished goods	306,989	187,877
	$343,021	$219,593
Other current assets:
Tax and VAT refund receivables	$22,133	$20,305
Deferred taxes	25,650	27,064
Prepaid expenses and other	15,699	11,508
	$63,482	$58,877
Property, plant and equipment:
Plant and buildings	$49,806	$58,629
Equipment	128,673	112,454
Computer equipment	58,963	53,576
Computer software	81,396	78,156
	318,838	302,815
Less: accumulated depreciation	(236,376)	(224,485)
	82,462	78,330
Construction-in-progress	5,896	9,751
Land	2,764	3,148
	$91,122	$91,229
Other assets:
Deferred taxes	$46,250	$45,257
Cash surrender value of life insurance contracts	10,949	11,097
Deposits and other	9,678	9,576
	$66,877	$65,930
Accrued liabilities:
Accrued personnel expenses	$50,540	$48,617
Accrued marketing expenses	33,034	28,052
Accrued freight and duty	15,999	12,696
Income taxes payable - current	4,090	8,875
Non-retirement post-employment benefit obligations	3,068	2,761
Accrued restructuring	81	399
Other accrued liabilities	91,915	80,936
	$198,727	$182,336
Long-term liabilities:
Income taxes payable - non-current	$114,949	$116,456
Obligation for management deferred compensation	10,644	10,307
Defined benefit pension plan liability	20,321	19,343
Other long-term liabilities	14,607	13,566
	$160,521	$159,672

The following table presents the changes in the allowance for doubtful accounts during the six months ended September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009

Balance as of March 31, 2010	$5,870	$6,705
Bad debt expense	422	(1,194)
Write-offs net of recoveries	(597)	446
Balance as of June 30, 2010	$5,695	$5,957
Bad debt expense	(140)	599
Write-offs net of recoveries	(1,621)	(158)
Balance as of September 30, 2010	$3,934	$6,398

Note 7 —Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2010 (in thousands):

September 30,
2010

Balance as of March 31, 2010	$553,462
Additions	332
Balance as of September 30, 2010	$553,794

Additions to goodwill relate to our acquisition of Paradial. Paradial’s business will be fully integrated into the Company’s LifeSize division, and discrete financial information for Paradial will not be maintained. Accordingly, the acquired goodwill related to Paradial will be evaluated for impairment at the LifeSize reporting unit level. The Company performs its annual goodwill impairment test during its fiscal fourth quarter, or more frequently if certain events or circumstances warrant. No events or circumstances occurred during the six months ended September 30, 2010 which warranted a goodwill impairment test.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2010			March 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,116	$(21,912)	$10,204	$32,051	$(20,421)	$11,630
Technology	94,968	(44,173)	50,795	87,968	(36,033)	51,935
Customer contracts	38,538	(11,148)	27,390	38,517	(6,686)	31,831
	$165,622	$(77,233)	$88,389	$158,536	$(63,140)	$95,396

During the six months ended September 30, 2010, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Paradial.

For the three months ended September 30, 2010 and 2009, amortization expense for other intangible assets was $7.1 million and $2.2 million. For the six months ended September 30, 2010 and 2009, amortization expense for other intangible assets was $14.0 million and $4.6 million.  The Company expects that amortization expense for the six-month period ending March 31, 2011 will be $14.5 million, and annual amortization expense for fiscal years 2012, 2013, 2014 and 2015 will be $26.1 million, $23.0 million, $16.9 million and $7.5 million, and $0.4 million thereafter.

Note 8 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $114.3 million at September 30, 2010. There are no financial covenants under these lines of credit with which the Company must comply. At September 30, 2010, the Company had no outstanding borrowings under these lines of credit.

Note 9 — Shareholders’ Equity

Share Repurchases

During the three and six months ended September 30, 2010 and 2009, the Company had the following approved share buyback programs in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining

June 2007	$250,000	September 2010	March 2010	$-
September 2008	$250,000	September 2012	-	$250,000

The Company did not repurchase any shares during the three and six months ended September 30, 2010. During the three and six months ended September 30, 2009, the Company repurchased shares under the June 2007 share buyback program as follows (in thousands):

	Three months ended		Six months ended
Date of	September 30, 2009		September 30, 2009
Announcement	Shares	Amount (1)	Shares	Amount (1)
June 2007	5,838	$101,267	5,838	$101,267

(1) Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30,	March 31,
	2010	2010

Cumulative translation adjustment	$(56,479)	$(63,646)
Pension liability adjustments, net of tax of $792 and $936	(11,369)	(10,813)
Unrealized gain on investments	424	424
Net deferred hedging gains (losses)	(8,635)	1,394
	$(76,059)	$(72,641)

Note 10 — Restructuring

In January 2009, Logitech initiated a restructuring plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed the restructuring plan in fiscal year 2010. The following table summarizes restructuring related activities during the six months ended September 30, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other

Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-
Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-
Balance at September 30, 2009	$423	$374	$58	$(9)

Balance at March 31, 2010	$399	$158	$334	$(93)
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)
Balance at June 30, 2010	$154	$9	$166	$(21)
Cash payments	(73)	-	(73)	-
Balance at September 30, 2010	$81	$9	$93	$(21)

Termination benefits incurred pursuant to the 2009 Restructuring Plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

Note 11 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2010, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 (in thousands).

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of goods sold	$919	$628	$1,910	$1,426
Share-based compensation expense included in gross profit	919	628	1,910	1,426

Operating expenses:
Marketing and selling	3,091	2,154	6,168	3,913
Research and development	1,776	1,068	3,552	1,909
General and administrative	2,472	1,908	5,090	3,918
Share-based compensation expense included in
operating expenses	7,339	5,130	14,810	9,740
Total share-based compensation expense	8,258	5,758	16,720	11,166
Income tax benefit	(2,442)	(449)	(4,337)	(833)
Share-based compensation expense, net of income tax	$5,816	$5,309	$12,383	$10,333

As of September 30, 2010 and 2009, $0.9 million and $0.6 million of share-based compensation cost was capitalized to inventory. As of September 30, 2010, total compensation cost related to non-vested stock options not yet recognized was $40.6 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended September 30,				Six Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	4.0 years	3.9 years	6 months	6 months	4.0 years	3.9 years
Expected volatility	36%	71%	48%	48%	36%	71%	48%	48%
Risk-free interest rate	0.17%	0.21%	1.16%	2.18%	0.17%	0.21%	1.63%	2.13%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended September 30,				Six Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Weighted average grant-date
fair value of options granted	$3.96	$4.20	$5.92	$14.10	$3.96	$4.20	$5.85	$13.87
Expected forfeitures	0%	0%	9%	10%	0%	0%	9%	10%

A summary of activity under the share-based compensation plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Outstanding, beginning of period	19,669	$17	17,751	$18	20,551	$17	18,897	$18
Granted	143	$7	2,200	$14	329	$12	2,389	$14
Exercised	(516)	$8	(365)	$9	(1,127)	$8	(1,034)	$7
Cancelled or expired	(375)	$17	(456)	$22	(832)	$19	(1,122)	$23
Outstanding, end of period	18,921	$18	19,130	$18	18,921	$18	19,130	$18

Exercisable, end of period	11,595	$18	10,029	$15	11,595	$18	10,029	$15

The total pretax intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $3.2 million and $3.1 million and the tax benefit realized for the tax deduction from options exercised during those periods was $1.1 million and $0.7 million. The total pretax intrinsic value of options exercised during the six months ended September 30, 2010 and 2009 was $6.7 million and $7.9 million and the tax benefit realized for the tax deduction from options exercised during those periods was $2.1 million and $1.3 million. The total fair value of options vested as of September 30, 2010 and 2009 was $72.9 million and $54.1 million.

During fiscal year 2010 and the six months ended September 30, 2010, the Company granted 266,560 and 74,700 time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. These RSUs had a weighted average grant date fair value of $14.83 per unit for fiscal year 2010 and $15.87 per unit for fiscal year 2011. The time-based RSUs granted to employees vest in four equal annual installments on the grant date anniversary. The time-based RSUs granted to non-executive board members vest in one annual installment on the grant date anniversary. The non-executive board members’ fiscal year 2010 grants were vested in the three months ended September 30, 2010, and new annual grants were issued.  The Company estimates the fair value of these RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of September 30, 2010, total compensation cost related to time-based RSUs not yet recognized was $3.1 million, which is expected to be recognized over the next 48 months.

During fiscal years 2010 and 2009, the Company granted 115,000 and 93,750 RSUs to certain executives pursuant to the 2006 Stock Incentive Plan. These RSUs had a grant date fair value of $18.18 and $27.90 per unit. The RSUs vest at the end of two years from the grant date upon meeting certain share price performance criteria measured against market conditions. Compensation expense related to these RSUs will be recognized over the two year performance period and is included in the total share-based compensation expense disclosed above. As of September 30, 2010, total compensation cost not yet recognized related to the 2010 RSUs was $0.8 million, which is expected to be recognized over the next 9 months. The performance period for the RSUs granted in fiscal year 2009 was completed as of September 30, 2010 with no vesting as the minimum performance condition was not satisfied.

The fair value of these RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2010 Grants	FY 2009 Grants

Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	58%	41%
Risk-free interest rate	1.11%	1.82%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of these RSUs is the performance period at the end of which the RSUs will vest if the minimum performance condition is satisfied. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of two years. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a two year term.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charge to expense for these plans for the three months ended September 30, 2010 and 2009 was $2.0 million and $1.9 million. During the six months ended September 30, 2010 and 2009, the charge to expense for these plans was $3.9 million and $3.5 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and six months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$1,081	$989	$2,100	$1,942
Interest cost	425	364	827	698
Expected return on plan assets	(444)	(320)	(859)	(586)
Amortization of net transition
obligation and prior service cost	36	35	73	70
Recognized net actuarial loss	92	189	179	414
Net periodic benefit cost	$1,190	$1,257	$2,320	$2,538

Note 12 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2010 and 2009 was $8.9 million and $5.8 million based on effective income tax rates of 17.7% and 21.9% of pre-tax income. For the six months ended September 30, 2010 and 2009, the income tax provision was $3.5 million and $9.5 million based on effective income tax rates of 5.4% of pre-tax income and 131.9% of pre-tax loss. The change in the effective income tax rate for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the six months ended September 30, 2010 compared with the six months ended September 30, 2009 is primarily due to discrete tax benefits of $8.9 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

For the three and six months ended September 30, 2010, Logitech’s effective income tax rate was calculated using an estimate of its annual pre-tax income. For the three and six months ended September 30, 2009, management determined that a reliable estimate of its annual pre-tax income and related annual effective income tax rate could not be made, due to the impact of the economic downturn. Therefore, Logitech used the actual year-to-date effective income tax rate for the three and six months ended September 30, 2009.

As of September 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $121.4 million and $125.2 million, of which $100.8 million and $101.4 million would affect the effective income tax rate if recognized. The decrease in income tax liability associated with uncertain tax positions in the six-month period is primarily due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2010 and March 31, 2010, the Company had approximately $9.6 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 13 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three and six months ended September 30, 2010 and 2009. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at September 30, 2010 and 2009 were $98.7 million (€71.9 million) and $60.5 million (€42.2 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2010 and 2009 relating to foreign currency receivables or payables were $14.3 million and $19.3 million. Open forward contracts as of September 30, 2010 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2010 and 2009 were $26.6 million and $26.1 million. Swap contracts outstanding at September 30, 2010 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of September 30 and March 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	March 31,		September 30,	March 31,
	Location	2010	2010	Location	2010	2010

Derivatives designated as hedging
instruments:
Cash Flow Hedges	Other assets	$27	$136	Other liabilities	$7,111	$10
		27	136		7,111	10

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	Other assets	409	11	Other liabilities	-	-
Foreign Exchange Swap Contracts	Other assets	-	452	Other liabilities	913	356
		409	463		913	356
		$436	$599		$8,024	$366

 The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended September 30, 2010 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging
instruments:
Cash Flow Hedges	$(9,040)	Cost of goods sold	$(544)	Other income/expense	$41
	(9,040)		(544)		41

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	632
Foreign Exchange Swap Contracts	-		-	Other income/expense	(1,333)
	-		-		(701)
	$(9,040)		$(544)		$(660)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the six months ended September 30, 2010 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging
instruments:
Cash Flow Hedges	$(10,026)	Cost of goods sold	$(1,919)	Other income/expense	$87
	(10,026)		(1,919)		87

Derivatives not designated as hedging
instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	125
Foreign Exchange Swap Contracts	-		-	Other income/expense	(2,251)
	-		-		(2,126)
	$(10,026)		$(1,919)		$(2,039)

Note 14 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at September 30, 2010 amounted to $71.2 million. The increase in future minimum annual rentals as of September 30, 2010 compared with March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

In connection with its operating leases for facilities, the Company has recognized asset retirement obligations of $1.5 million and $1.4 million at September 30 , 2010, and March 31, 2010, representing the estimated remediation costs to be incurred at lease expiration.  No significant changes occurred in these obligations in the three and six months ended September 30, 2010.

At September 30, 2010, fixed purchase commitments for capital expenditures amounted to $12.1 million, and primarily related to commitments for manufacturing equipment and tooling. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At September 30, 2010, fixed purchase commitments for inventory amounted to $183.5 million, which are expected to be fulfilled by March 31, 2011. The Company also had other commitments totaling $45.0 million for consulting and outsourced services, marketing arrangements, advertising and other services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At September 30, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of the three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $9.0 million as of September 30, 2010. As of September 30, 2010, $8.7 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee agreements. These guarantees do not specify a maximum amount. As of September 30, 2010, $10.0 million was outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2010. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In November 2007, the Company acquired WiLife, Inc., a privately held company offering PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar 2010. No payment is due if the applicable net revenues total $40 million or less. The maximum performance-based payment is $64.0 million.  The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of September 30, 2010, no amounts were accrued towards performance-based payments under the WiLife acquisition agreement.

The Company is involved in a number of lawsuits and claims relating to matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of September 30, 2010 were not material.

Note 15 — Segment Information

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

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Retail - Pointing Devices	$153,870	$130,611	$285,716	$220,847
Retail - Keyboards & Desktops	95,453	79,906	171,619	137,915
Retail - Audio	119,965	121,001	215,611	193,121
Retail - Video	68,794	58,263	115,850	101,077
Retail - Gaming	20,261	28,493	34,827	45,642
Retail - Remotes	31,378	24,428	59,964	27,866
OEM	60,850	55,391	119,186	97,735
Peripherals	550,571	498,093	1,002,773	824,203
LifeSize	31,313	-	58,441	-
Total net sales	$581,884	$498,093	$1,061,214	$824,203

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

EMEA	$227,266	$229,394	$381,895	$354,547
Americas	240,099	177,526	462,067	297,941
Asia Pacific	114,519	91,173	217,252	171,715
Total net sales	$581,884	$498,093	$1,061,214	$824,203

No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three and six months ended September 30, 2010 and the six months ended September 30, 2009. The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for the three months ended September 30, 2009. One customer group represented 13% and 14% of net sales in the three months ended September 30, 2010 and 2009 and one customer group represented 13% of net sales in the six months ended September 30, 2010 and 2009.

Long-lived assets by geographic region were as follows (in thousands):

	September 30,	March 31,
	2010	2010

EMEA	$9,925	$11,053
Americas	37,410	40,165
Asia Pacific	48,025	43,765
Total long-lived assets	$95,360	$94,983

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at September 30, 2010 and March 31, 2010.

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

For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, beginning in October 2010 in the United States, a line of Logitech products for the Google TV platform, including the Logitech Revue companion box, Logitech Mini-Controller and Logitech TV Cam with HD Vid service. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 83% and 88% of our net sales for the six months ended September 30, 2010 and 2009. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. LifeSize sales were 6% of our net sales for the six months ended September 30, 2010. Logitech acquired LifeSize in December, 2009. The large majority of LifeSize revenues have historically been derived from sales to large enterprises, small-to-medium businesses, and public healthcare, education and government organizations.

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

The broadening of our product lines has been primarily organic. However we also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. As access to digital information expands beyond the PC platform, we are also extending our vision to other platforms, such as the living room, meeting room and other platforms as access points to the Internet and the digital world. In addition, as part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications and the China market. We also plan to continue our investment in products for the Google TV platform, and to increase our investment in applications and peripherals for open platforms, which may not require direct collaboration and agreement with the platform owner.

We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three and six months ended September 30, 2010 increased 17% and 29% compared with the three and six months ended September 30, 2009. We believe the increase is primarily due to improved consumer demand and sales of our LifeSize products, which were not included in net sales for the three and six months ended September 30, 2009. Retail sales increased 11% and 22% in the three and six months ended September 30, 2010 compared with the same periods in the prior year, while retail units sold increased 18% and 27%.

OEM sales increased 10% and 22% in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. OEM units sold increased 5% and 18% in the same periods. The increase in OEM sales was related to increased sales of OEM keyboards.

Retail sales in our Asia Pacific and Americas regions increased 38% and 19% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Retail sales in our EMEA region declined 3% in the same period. For the six months ended September 30, 2010 compared with the same period in 2009, retail sales in our Asia Pacific, Americas and EMEA regions grew 31%, 37% and 6%.

We achieved double-digit growth in retail sales of all product lines except gaming during the six months ended September 30, 2010 compared with the same period in the prior fiscal year. The remotes product line was our fastest growing category, with strong growth in sales of our Harmony One, Harmony 300 and Harmony 650. Pointing devices was our second fastest growing category, increasing by 29% in the six months ended September 30, 2010, as compared with the same period in 2009.

Our gross margin for the three and six months ended September 30, 2010 increased to 37.3% and 36.4% compared with 30.5% and 27.9% in the same periods of the prior fiscal year, primarily due to favorable product mix shifts, efficiencies in our supply chain, and the higher gross margin contributed by LifeSize product sales. Net income for the three and six months ended September 30, 2010 was $41.2 million and $60.7 million, compared with net income of $20.7 million and net loss of $16.6 million in the three and six months ended September 30, 2009.

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

In our peripherals segment, we have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and other mobile devices, such as tablets, smartphones, netbooks and other smaller form factor devices with computing or web surfing capabilities, including those with touch interfaces. In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs, tablets and mobile devices, including those with touch interfaces, is still uncertain. Notebook PCs are also often equipped with embedded webcams, which could reduce the demand for Logitech webcams that are sold separately. The increasing popularity of notebook PCs, tablets and mobile devices may result in decreased demand by consumers for peripherals, which could negatively affect our business. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. We believe our future sales trends will be significantly affected by our ability to develop sales and innovations in our current products for notebook PCs, tablets and other mobile devices, as well as for emerging product categories which are not PC-dependent.

In our OEM channel in the past several quarters, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. In the six months ended September 30, 2010, sales of our OEM mice increased 13% and OEM keyboards increased 36% compared with the same period in the prior fiscal year, with OEM mice units increasing 14% and OEM keyboard units increasing 81%. Our OEM mice and keyboard sales have historically made up the bulk of our OEM sales. Our OEM sales accounted for 11% and 12% of total revenues during the six months ended September 30, 2010 and 2009.

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

The acquisition of LifeSize in December 2009 expanded our video communication product portfolio beyond webcams and video calling into the enterprise meeting room. We believe our video conferencing segment offers significant growth opportunities for our business. However, the segment represents 6% of our net sales for the six months ended September 30, 2010, and will require continuing investments in product development and sales and marketing to stimulate and support future growth.

We continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. We also intend to continue to invest in video communications, in products for the digital home, and in growing our sales in China by increasing hiring in related engineering and sales and marketing functions.

In May 2010, we announced our collaboration with Google, Inc., along with other partners, to support the new Google TV platform. We introduced Logitech Revue, a companion box that incorporates Logitech’s Harmony remote control technology, in October 2010 in the United States, along with the Logitech TV Cam with HD Vid service and the Logitech Mini-Controller. We have invested significant funds in the development and marketing of our products for the platform to enable future growth, and we expect to expand the product line in the future. We believe the Google TV platform has the potential to provide us with another sizable and growing installed base to generate incremental sales over an extended period of time. We plan to invest the gross profit we generate from sales of our Google TV product in the remainder of fiscal year 2010 into consumer-focused marketing activities to create additional awareness.

Although our financial results are reported in U.S. dollars, approximately 41% of our sales for the six months ended September 30, 2010 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Canadian dollar and Japanese yen. Our product pricing strategy includes, among other factors, raising or lowering selling prices in other currencies over extended periods of time to avoid long-term disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, euros, Swiss francs, Taiwanese dollars, and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase.

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

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the six months ended September 30, 2010, the income tax provision was $3.5 million based on an effective income tax rate of 5.4% of pre-tax income. The effective income tax rates for the three and six months ended September 30, 2010 were calculated using estimates of our annual pre-tax income. For the six months ended September 30, 2009, the income tax provision was $9.5 million based on an effective income tax rate of 131.9% of pre-tax loss. The effective income tax rates for the three and six months ended September 30, 2009 were calculated using the actual year-to-date effective income tax rates for those periods, as management determined that a reliable estimate of the Company’s annual pre-tax income and related annual effective income tax rates could not be made, due to the impact of the economic downturn. The change in the effective income tax rate for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the six months ended September 30, 2010 compared with the six months ended September 30, 2009 was primarily due to discrete tax benefits of $8.9 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions. We expect future effective income tax rates to fluctuate for similar reasons.

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

There have been no changes during the six months ended September 30, 2010 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

  Recent Accounting Pronouncements

 In October 2009, the FASB (Financial Accounting Standards Board) published ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria in ASC (Accounting Standards Codification) Subtopic 605-25, Revenue Recognition--Multiple-Element Arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We plan to adopt ASU 2009-13 prior to March 31, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements and disclosures.

In October 2009, the FASB published ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from the software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We plan to adopt ASU 2009-14 prior to March 31, 2011 and are currently evaluating its potential impact on the Company’s consolidated financial statements.

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2010	2009	Change %	2010	2009	Change %

Retail	$489,721	$442,702	11%	$883,587	$726,468	22%
OEM	60,850	55,391	10%	119,186	97,735	22%
LifeSize	31,313	-	-	58,441	-	-
Total net sales	$581,884	$498,093	17%	$1,061,214	$824,203	29%

Our total net sales increased 17% and 29%, and our total unit sales, excluding LifeSize units, increased 13% and 24% during the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year.

Retail unit sales increased 18% and 27% during the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009. Our total retail average selling price in the three and six months ended September 30, 2010 was 6% and 7% lower than the same periods in fiscal year 2009. Sales of our retail products priced above $100 represented 17% of total retail sales in the three month period and 16% in the six month period ended September 30, 2010, compared with 15% and 13% in the three and six months ended September 30, 2009. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, our constant dollar retail sales increases would have been 15% and 26% instead of 11% and 22% .

OEM unit sales increased 5% and 18% in the three and six months ended September 30, 2010 compared with 2009, due to sales of our OEM mice, keyboards and microphones for console singing games. Sales of OEM mice increased 5% and 13% in dollars and 3% and 14% in units in the three and six month periods, compared with the same periods in the prior fiscal year. OEM keyboard sales increased 57% and 81% in units in the three and six months ended September 30, 2010 compared with 2009.

Sales of our LifeSize products continued to gain momentum during the three months ended September 30, 2010, increasing 15% compared with the three months ended June 30, 2010. LifeSize net sales represent sales of video conferencing units and related software and services. Although we consider LifeSize a separate operating segment, based on financial measurements for the fiscal year ended March 31, 2010 and our near-term expectations, the LifeSize segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

Approximately 43% and 41% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three and six months ended September 30, 2010 compared with approximately 51% and 52% in the three and six months ended September 30, 2009. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, our constant dollar total net sales increase would have been 21% and 32% instead of 17% and 29%, primarily reflecting the weakness of the euro in 2010 compared with 2009.

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

Retail Sales by Region

The following table presents the change in retail sales by region for the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009.

	Three months ended	Six months ended
	September 30, 2010	September 30, 2010

EMEA	(3%)	6%
Americas	19%	37%
Asia Pacific	38%	31%
Total retail sales	11%	22%

Retail units sold in our EMEA region during the three and six months ended September 30, 2010 increased 5% and 18% compared with the prior fiscal year. EMEA retail sales in U.S. dollars declined in all product families except video and remotes in the three months ended September 30, 2010 compared with 2009, primarily due to the weaker euro in 2010. For the six month period, EMEA retail sales increased in all product families, except keyboards and desktops, and gaming. However, unit sales in keyboards and desktops experienced an 11% increase in the six months ended September 30, 2010 compared with 2009. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, our EMEA constant dollar retail sales increase would have been 6% and 15%. Sell-through growth in the EMEA region was 22% for the three months and 18% for the six months ended September 30, 2010 compared with the same periods in the prior fiscal year, with particular strength in emerging markets. Sell-through data is subject to limitations as described in “Trends in Our Business.”

Retail sales increased 19% and 37%, and retail units sold increased 13% and 22% in the Americas region in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year, reflecting improved economic stability in the region. Sales of all product lines increased in both the three and six month periods compared with the prior year. Retail sell-through in the region increased 12% and 14% during the three and six months ended September 30, 2010 compared with the same periods in the prior year. Sell-through data is subject to limitations as described in “Trends in Our Business.” Foreign currency exchange rates had no significant effect on retail sales in the Americas region in the three and six months ended September 30, 2010.

Retail sales in the Asia Pacific region increased 38% and 31% during the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year, with growth in all product lines except audio and gaming. The Asia Pacific retail sales increase was led by China, with sales in Chinese renminbi more than doubling in the six months ended September 30, 2010 compared with the six months ended September 30, 2009. Retail sell-through increased 22% and 21% in the three and six months compared with the same periods in the prior fiscal year. Sell-through data is subject to limitations as described in “Trends in Our Business.” Total retail units sold in the Asia Pacific region increased 66% and 55% during the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009. The unit percentage increase was higher than the sales percentage increase primarily due to higher sales of our value-priced products in the region. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, our Asia Pacific constant dollar retail sales increase would have been 35% and 29%.

Net Retail Sales by Product Family

Net retail sales by product family during the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2010	2009	Change %	2010	2009	Change %

Retail - Pointing Devices	$153,870	$130,611	18%	$285,716	$220,847	29%
Retail - Keyboards & Desktops	95,453	79,906	19%	171,619	137,915	24%
Retail - Audio	119,965	121,001	(1%)	215,611	193,121	12%
Retail - Video	68,794	58,263	18%	115,850	101,077	15%
Retail - Gaming	20,261	28,493	(29%)	34,827	45,642	(24%)
Retail - Remotes	31,378	24,428	28%	59,964	27,866	115%
Total net retail sales	$489,721	$442,702	11%	$883,587	$726,468	22%

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

Retail Pointing Devices

Retail unit sales of our pointing devices increased 26% and 39% in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. The growth in dollar sales was driven by sales of cordless mice which increased 34% and 44% in the three and six months ended September 30, 2010, while units increased 61% and 73% over the same periods in the prior fiscal year. We achieved strong sales and unit growth in both our high-end as well as our value-priced cordless mice. Sales in the high-end category benefited from the continued strength of our two high performance MX mice which feature Darkfield Laser tracking, the Performance Mouse MX and the Anywhere Mouse MX, while sales in the value-priced category were led by two of our wireless mice for notebooks, the M215 and M305. Sales of corded mice decreased 7% and increased 2% in the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009, while unit sales increased 3% and 15% in the same periods.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 29% and 27% during the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year, due primarily to strong sales of our cordless keyboards and desktops. Sales of cordless keyboards and desktops increased 23% and 37% in dollars and 37% and 48% in units in the three and six months ended September 30, 2010, with growth primarily in the value-priced end of the cordless desktop category. Sales of corded keyboards and desktops increased 14% and 8% in dollars and 24% and 18% in units in the three and six month periods compared with the prior year. Two of our new products, the Wireless Keyboard K250 and the Wireless Desktop MK320, were the major contributors to the sales growth.

Retail Audio

Retail audio unit sales decreased 4% in the three months and increased 5% in the six months ended September 30, 2010 compared with the same periods in the prior year. PC speaker sales decreased 3% in dollars and 4% in units in the three month period, and increased 11% in dollars and 7% in units in the six month period compared with the prior year. Our Z5500 Digital 5.1 Speaker System made a strong positive contribution to sales. Sales of our iPod speakers declined 18% and 8% in dollars and 32% and 13% in units in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. PC headset sales grew 25% in dollars in both the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009, with units increasing 4% and 8%. Our Squeezebox family of streaming video products also made positive contributions to retail audio sales during the three and six months ended September 30, 2010.

    Retail Video

Our retail sales in the Video category increased 18% and 15%, while units increased 28% and 33% in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. In the three month period, our high-end webcams, such as our HD Pro Webcam C910, made a strong contribution to the growth, and our value-priced webcams were the major contributors to growth in the six month period. Our recently launched Logitech Alert line of digital video security systems also made a notable contribution in the video category in the three month period.

Retail Gaming

Retail unit sales of our gaming peripherals declined 35% and 28% during the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. PC gaming sales decreased 31% and 26% in dollars and 26% and 20% in units for the three and six months, due to lower sales in most product categories. Console gaming sales decreased 20% and 19% during the three months and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009, with a decline in units of 54% and 43%.

Retail Remotes

Retail sales of remotes increased 28% and 115% and units sold grew 71% and 138% during the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year. The growth was driven by multiple products, with the Harmony One being the primary contributor, followed by Harmony 300, Harmony 650 and Harmony 900. The increase in sales in the remotes category is attributable to increased consumer demand as well as depressed sales from the economic downturn in the prior fiscal year.

Gross Profit

Gross profit for the three and six months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change %	2010	2009	Change %

Net sales	$581,884	$498,093	17%	$1,061,214	$824,203	29%
Cost of goods sold	364,950	346,305	5%	675,251	594,593	14%
Gross profit	$216,934	$151,788	43%	$385,963	$229,610	68%
Gross margin	37.3%	30.5%	22%	36.4%	27.9%	30%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Gross margin increased to 37.3% and 36.4% in the three and six months ended September 30, 2010 compared with 30.5% and 27.9% in the same periods in the prior year. The increase in gross margin was primarily due to favorable shifts in our retail product mix, operational improvements in our supply chain, and the higher gross margin contributed by LifeSize product sales, partially offset by the negative impact of the weaker euro.

As examples of product mix shifts, we achieved retail sales growth of 29% in pointing devices and 15% in video in the six months ended September 30, 2010 compared with 2009. Pointing devices and video are two of our highest margin product families. Retail sales growth in audio, one of our lower margin product families, was 12% in the same period.

Our operational improvements which contributed to the higher gross margin included discontinuing products with low sales and high promotional requirements, focusing sales programs on driving sell-through, and improving sales linearity within each quarter.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change %	2010	2009	Change %

Marketing and selling	$97,412	$68,835	42%	$188,889	$127,773	48%
% of net sales	17%	14%		18%	16%
Research and development	40,927	31,825	29%	79,316	63,185	26%
% of net sales	7%	6%		7%	8%
General and administrative	27,420	23,739	16%	54,780	44,920	22%
% of net sales	5%	5%		5%	5%
Restructuring Charges	-	45		-	1,494
% of net sales	0%	0%		0%	0%
Total operating expenses	$165,759	$124,444	33%	$322,985	$237,372	36%

The increase in total operating expenses in the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year was primarily due to our acquisition of LifeSize in December 2009. In addition, the Company continued to invest in product development and demand generation activities to help ensure we are positioned for the resumption of revenue growth as economic conditions improve. We expect to limit future growth in operating expenses below the growth rate in revenues, restraining or reducing non-critical expenses while investing in activities that will sustain and drive revenue growth.

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

Marketing and selling expenses increased 42% and 48% in the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009, primarily due to the addition of LifeSize sales and marketing personnel in December 2009. Excluding the impact of LifeSize, marketing and selling expenses grew at a faster rate than our sales increase in the three month and six month periods due to a partial restoration of headcount to support the return to sales growth, increased salaries and bonuses related to our return to profitability, and increased advertising and marketing expenses. The increased advertising and marketing spending related to demand generation, ecommerce improvements, and advertising campaigns in connection with our Harmony line of remotes and our new product launches such as the Google TV-related products. In comparison, marketing and selling expenses in the three and six months ended September 30, 2009 were particularly low due to the Company’s cost reduction efforts in response to the economic downturn.

If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, the increases in constant dollar marketing and selling expense for the three months and six months ended September 30, 2010 would have been 43% and 49%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 29% and 26% increase in research and development expense for the three and six months ended September 30, 2010 compared with the same periods in the prior fiscal year was primarily due to the addition of LifeSize. Excluding the impact of LifeSize, research and development expense grew at a much slower rate than our sales increase in the three month and six month periods, as we devoted significant resources in the prior fiscal year to research and development projects, even though our sales were lower. Salaries and bonuses for the three and six months ended September 30, 2010 increased modestly compared with the prior fiscal year, in line with our return to profitability. Consulting fees related to our development of Logitech Revue for Google TV also contributed to the increase in research and development expense compared with the prior year.

If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, the increases in constant dollar research and development expense would have been 28% and 24%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.
General and administrative expense increased 16% and 22% in the three and six months ended September 30, 2010 compared with the three and six months ended September 30, 2009, primarily due to the addition of LifeSize expenses and salary and bonus increases. Excluding the impact of LifeSize, general and administrative expense grew at approximately the same rate as our sales increase in the three month and six month periods. The higher salary and bonus expense reflected normal increases related to our return to profitability, compared with the prior year’s cost containment efforts.

If foreign currency exchange rates had been the same in the three and six months ended September 30, 2010 and 2009, the increases in constant dollar general and administrative expense would have been unchanged.

Restructuring Charges

Restructuring charges consisted of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. The restructuring was completed as of March 31, 2010.

The following table summarizes restructuring related transactions during the three and six months ended September 30, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other
Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-
Balance at June 30, 2009	$1,081	$1,012	$69	$-

Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-
Balance at September 30, 2009	$423	$374	$58	$(9)

Balance at March 31, 2010	$399	$158	$334	$(93)
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)
Balance at June 30, 2010	$154	$9	$166	$(21)

Cash payments	(73)	-	(73)	-
Balance at September 30, 2010	$81	$9	$93	$(21)

Interest Income, Net

Interest income and expense for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change %	2010	2009	Change %

Interest income	$650	$650	0%	$1,173	$1,244	(6%)
Interest expense	(15)	(11)	(36%)	(17)	(13)	(31%)
Interest income, net	$635	$639	(1%)	$1,156	$1,231	(6%)

Interest income decreased during the six months ended September 30, 2010 compared with the same period in the prior fiscal year due to significantly lower invested balances, partially offset by slightly higher interest rates.

Other Income (Expense), Net

Other income and expense for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change %	2010	2009	Change %

Foreign currency exchange
losses, net	$(1,421)	$(2,275)	(38%)	$(1,061)	$(1,138)	(7%)
Insurance investment income (loss)	(611)	786	(178%)	(176)	404	(144%)
Gain on sale of building	-	-	0%	838	-	100%
Other, net	238	51	367%	401	98	309%
Other income (expense), net	$(1,794)	$(1,438)	25%	$2	$(636)	(100%)

The decline in foreign currency exchange losses in the three months ended September 30, 2010 compared with 2009 resulted primarily from lower realized losses on foreign exchange swap contracts.

Insurance investment income or loss represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of our subsidiaries.

The gain on sale of building in the six months ended September 30, 2010 relates to the sale of our building in Romanel, Switzerland during the three months ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2010	2009	Change %	2010	2009	Change %

Provision for income taxes	$8,856	$5,802	53%	$3,454	$9,455	(63%)
Effective income tax rate	17.7%	21.9%		5.4%	(131.9%)

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

For the three and six months ended September 30, 2010, Logitech’s effective income tax rate was calculated using an estimate of its annual pre-tax income. For the three and six months ended September 30, 2009, management determined that a reliable estimate of its annual pre-tax income and related annual effective income tax rate could not be made, due to the impact of the economic downturn. Therefore, Logitech used the actual year-to-date effective income tax rate for the three and six months ended September 30, 2009.

The change in the effective income tax rate for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the six months ended September 30, 2010 compared with the six months ended September 30, 2009 is primarily due to discrete tax benefits of $8.9 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

As of September 30, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $121.4 million and $125.2 million, of which $100.8 million and $101.4 million would affect the effective income tax rate if recognized. The decrease in income tax liability associated with uncertain tax benefits in the six-month period is primarily due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2010 and March 31, 2010, the Company had approximately $9.6 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2010, our working capital was $450.4 million, compared with $638.4 million at September 30, 2009. The decrease in working capital over the prior year was primarily due to $382.8 million paid to acquire LifeSize in December 2009.

During the six months ended September 30, 2010, operating activities provided net cash of $4.7 million. The primary driver of the decline in operating cash flows was the higher investment in inventory and the increase in accounts receivable, partially offset by the increase in net income. Net cash used in investing activities was $30.0 million. We invested in capital expenditures and a business combination, which was partially offset by the sale of a building. Net cash provided by financing activities was $17.2 million, primarily from proceeds from employee stock purchases and the exercise of stock options.

At September 30, 2010, we had cash and cash equivalents of $307.7 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.
The Company has credit lines with several European and Asian banks totaling $114.3 million as of September 30, 2010. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At September 30, 2010, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2010 and 2009 (dollars in thousands):

	September 30,
	2010		2009

Accounts receivable, net	$304,998		$259,776
Inventories	343,021		239,904
Working capital	450,420		638,438
Days sales in accounts receivable (DSO) (1)	47 days		47 days
Inventory turnover (ITO) (2)	4.3	x	5.8	x
Net cash provided by operating activities	$4,699		$132,900

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities decreased to $4.7 million in the six months ended September 30, 2010, from $132.9 million for the six months ended September 30, 2009. The primary driver of the decline in operating cash flows was the higher investment in inventory and the increase in accounts receivable, partially offset by the increase in net income. The increase in inventory at September 30, 2010 is attributable to $23.5 million of LifeSize and Logitech Revue-related products, an improved demand environment which requires more available inventory, and our decision to establish an inventory buffer in order to provide improved service levels and assist our channel partners in taking advantage of any potential sales upside during the holiday shopping season.

DSO as of September 30, 2010 was unchanged from the prior fiscal year. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the six months ended September 30, 2010 were slightly lower than in the six months ended September 30, 2009, due to the increased level of inventory. Although inventory levels have increased from the prior year and from fiscal year end, the aging of the products in inventory has improved substantially.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Six months ended
	September 30,
	2010	2009

Purchases of property, plant and equipment	$(25,419)	$(18,144)
Acquisitions, net of cash acquired	(7,300)	(200)
Proceeds from sale of property, plant and equipment	2,688	-
Proceeds from cash surrender of life insurance policies	-	813
Net cash used in investing activities	$(30,031)	$(17,531)

Our capital expenditures during the six months ended September 30, 2010 and 2009 were principally for computer hardware and software purchases, machinery and equipment, and normal expenditures for tooling. Purchasing activity was lower in the six months ended September 30, 2009, as we focused our cash outlays on critical capital needs.

In the six months ended September 30, 2010, we acquired substantially all of the assets of Paradial AS for $7.3 million in a business combination.  Proceeds from the sale of property, plant and equipment were related to the sale of our building in Romanel, Switzerland.

The proceeds from cash surrender of life insurance policies for the six months ended September 30, 2009 related to investments of a management deferred compensation plan offered by one of our subsidiaries.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2010 and 2009 (in thousands):

	Six months ended
	September 30,
	2010	2009

Purchases of treasury shares	$-	$(101,267)
Proceeds from sale of shares upon exercise of options and
purchase rights	16,538	12,972
Excess tax benefits from share-based compensation	676	1,346
Net cash provided by (used in) financing activities	$17,214	$(86,949)

No share repurchases were made in the six months ended September 30, 2010. During the six months ended September 30, 2009, we repurchased 5.8 million shares for $101.3 million at an average price per share of $17.35, under the Company’s June 2007 buyback program.

During the six months ended September 30, 2010 and 2009, cash of $16.5 million and $13.0 million was provided by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock purchase plans. Tax benefits recognized on the exercise of share-based payment awards provided $0.7 million and $1.3 million.

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

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of November 5, 2010, we have not started repurchases under the September 2008 program.

In November 2007, we acquired WiLife, Inc., a privately held company providing PC-based video cameras for self-monitoring a home or small business. The purchase agreement provides for a possible performance-based payment, payable in the first calendar quarter of 2011. The performance-based payment is based on net revenues attributed to WiLife during calendar year 2010. No payment is due if the applicable net revenues total $40.0 million or less. The maximum performance-based payment is $64.0 million.  The total performance-based payment amount, if any, will be recorded in goodwill and will not be known until the end of calendar year 2010. As of September 30, 2010, no amounts were payable towards performance-based payments under our WiLife acquisition agreement.

On October 12, 2010, the legislature of the U.S. state of California enacted a fiscal budget bill which extended the suspension of net operating losses for tax years beginning on or after January 1, 2008 through January 1, 2012. The legislation also affects the methodology used by corporate taxpayers to apportion income to California and modifies the large corporate underpayment penalty effective for our fiscal years ending March 31, 2011 and 2012. Although the Company has significant operations in California, we believe these changes will not have a material impact on our results of operations or financial condition.

The U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of September 30, 2010, we are not able to estimate the potential future liability, if any, which may result from these examinations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $365.3 million in fiscal year 2010 and $4.7 million in the six months ended September 30, 2010. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of September 30, 2010, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan obligations. The following summarizes our contractual obligations and commitments at September 30, 2010 (in thousands):

September 30, 2010

Operating leases	$71,249
Purchase commitments - inventory	183,458
Purchase obligations - capital expenditures	12,130
Purchase obligations - operating expenses	45,001
Income taxes payable - non-current	114,949
Obligation for management deferred compensation	10,644
Pension and post-employment obligations	23,389
Other long-term liabilities	14,607
Total contractual obligations and commitments	$475,427

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of September 30, 2010 were $1.5 million. The increase in future minimum annual rentals as of September 30, 2010 compared with March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

Purchase Commitments

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At September 30, 2010, fixed purchase commitments for capital expenditures amounted to $12.1 million, and primarily relate to commitments for manufacturing equipment and tooling. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At September 30, 2010, fixed purchase commitments for inventory amounted to $183.5 million, which are expected to be fulfilled by March 31, 2011. We also had other commitments of $45.0 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At September 30, 2010, we had $114.9 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $116.5 million in non-current income taxes payable and $2.4 million in current income taxes payable as of March 31, 2010. The decline in the income tax liability associated with uncertain tax benefits is due to expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Other Contractual Obligations and Commitments

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly vary. At September 30, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $9.0 million as of September 30, 2010. As of September 30, 2010, $8.7 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee arrangements. These guarantees do not specify a maximum amount. As of September 30, 2010, $10.0 million was outstanding under these guarantees.

Indemnifications

The Company indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions at September 30, 2010. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, euro, British pound, Canadian dollar, Japanese yen and Mexican peso. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2010. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Chinese renminbi	U.S. dollar	$(18,933)	$1,721	$(2,104)
Taiwanese dollar	U.S. dollar	18,356	(1,669)	2,040
Euro	British pound	16,389	(1,490)	1,821
U.S. dollar	Canadian dollar	9,311	(846)	1,035
Japanese yen	U.S. dollar	(8,289)	754	(921)
Mexican peso	U.S. dollar	(7,422)	675	(825)
U.S. dollar	Swiss franc	(3,648)	332	(405)
Euro	Swedish krona	(2,142)	195	(238)
Euro	U.S. dollar	(1,285)	117	(143)
Australian dollar	U.S. dollar	1,178	(107)	131
Euro	Swiss franc	(700)	64	(78)
Euro	Norwegian krone	(681)	62	(76)
Euro	Russian rouble	594	(54)	66
		$2,728	$(246)	$303

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At September 30, 2010, net assets held in CNY totaled $18.9 million.  The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within six months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of September 30, 2010, the notional amount of foreign exchange forward contracts outstanding related to forecasted inventory purchases was $98.7 million (€71.9 million). Deferred realized losses of $1.5 million are recorded in accumulated other comprehensive loss at September 30, 2010, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $7.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of September 30, 2010 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amount of foreign exchange forward contracts outstanding at September 30, 2010 relating to foreign currency receivables or payables was $14.3 million. Open forward contracts as of September 30, 2010 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amount of foreign exchange swap contracts outstanding at September 30, 2010 was $26.6 million. Swap contracts outstanding at September 30, 2010 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos. Unrealized net losses on the contracts outstanding at September 30, 2010 were $0.5 million.

If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $4.7 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $20.5 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2010 and March 31, 2010 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The strength and timing of the anticipated improvement of our business is uncertain, and economic conditions have harmed and could continue to significantly harm our operating results.

The global economic recession had a significant negative impact on our business.  We anticipate that our business and operating results will continue to improve, in part as a result of the steps we have taken in response to general economic conditions. However, the strength and precise timing of future improvement of our business is uncertain. In addition, the recession may continue to have the following negative effects on our business, operating results, and financial condition:

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

If our business does not continue to improve as we expect, or if global economic conditions deteriorate, our operating results in a given quarter could be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

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

•
Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, over short periods of time and during periods of weakness in consumer spending, our ability to increase local currency selling prices to offset the impact of currency fluctuations is limited.

Because our operating results are difficult to predict, our results may be below the expectations of financial analysts and investors, which could cause the price of our shares to decline.

We may not realize the anticipated benefits of our acquisition of LifeSize Communications.

In December 2009, we acquired LifeSize Communications, Inc., a privately-held company providing high definition video communication solutions. This acquisition is part of our strategy to acquire, when appropriate, companies that have products, personnel and technologies that complement our strategic direction and roadmap.

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

In addition, through our acquisition of LifeSize, we have entered the market for enterprise video conferencing. Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. We are also exposed to additional competitors in the video conferencing market, some of which have greater resources, including technical and engineering resources, than we do. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, provision of greater levels of services and support by us may result in a delay in the timing of revenue recognition.

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

In addition, if we do not continue to distinguish all our products, particularly our retail products, through distinctive, technologically advanced features, designs, and services, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business could be harmed.

Our products for the Google TV platform may be less successful than we expect for a number of reasons, which could harm our business and operating results.

We are investing significantly in the development and marketing of our products for the Google TV platform. We believe that the Google TV platform has the potential to provide us with a sizable and growing installed base to generate incremental sales over an extended period of time. However, if consumer reaction to and demand for Google TV and our products for it are less positive than we expect, if Google fails to further develop and support the Google TV platform, if Google TV is not introduced by Google in countries outside of the United States, or if we choose to invest more in marketing or other expenses in order to develop and promote our products for Google TV, our revenue expectations for our products for Google TV may not be achieved and the revenue generated could be less than the resources we have invested, which could harm our business and operating results.

If we do not successfully innovate and market products for notebook PC, tabletss and other mobile devices, including those with touch interfaces, our business and results of operations may suffer.

We have historically targeted peripherals for the PC platform, a market that is dynamically changing as a result of the declining popularity of desktop PCs and the increasing popularity of notebook PCs and other mobile devices, such as tablets, smart phones, netbooks and smaller form factor devices with computing or web surfing capabilities, including those with touch interfaces. In our OEM channel, this shift has adversely affected our sales of OEM mice, which are sold with name-brand desktop PCs. Our OEM mice sales have historically made up the bulk of our OEM sales. Our OEM sales accounted for 11% of total revenues in the six months ended September 30, 2010 and 10% of total revenues during the fiscal year ended March 31, 2010. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

In our retail channels, notebook PCs and mobile devices are sold by retailers without peripherals.  We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with smaller form factor computing devices such as notebook PCs and mobile devices, including those with touch interfaces, is still uncertain. The increasing popularity of notebook PCs and mobile devices may result in a decreased demand by consumers for keyboards and speakers, which could negatively affect our sales of these products. Notebook PCs and mobile devices are also often equipped with embedded webcams, which could reduce the demand for Logitech webcams that are sold separately. The increasing popularity of mobile devices has coincided with a steadily decreasing average sales price for computing devices, including for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. If we do not successfully innovate and market products designed for notebook PCs and other mobile devices, or if general consumer demand for peripherals for use with notebook PCs and mobile devices does not increase, our business and results of operations could be significantly harmed.

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

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, such as our products for Google TV, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Hewlett-Packard, Polycom, Inc., Tandberg ASA and others, have greater financial, technical, sales, marketing and other resources than we have.

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

We also expect Cisco’s purchase of Tandberg to further intensify competition. Cisco is a leading producer of networking, switching and other telecommunications infrastructure products and end-points, such as phones, that are frequently used within enterprises. The growth of our LifeSize division depends in part on our ability to increase sales to enterprises with installed bases of Cisco and Tandberg equipment, and to enterprises that may purchase their equipment in the future. We believe the ability of our LifeSize products to interoperate with Cisco and Tandberg equipment, and with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers, to be a key factor in purchasing decisions by current or prospective LifeSize customers. Cisco and Tandberg may be able to improve the functionality of their own videoconferencing equipment to correspond with ongoing enhancements to Cisco’s networking, switching and other telecommunications equipment before we are able to make such improvements, or may restrict the interoperability of their products with ours. This could significantly harm the sales of our LifeSize division. As a result, the growth of our LifeSize division, and the growth of Logitech as a whole, could be significantly harmed.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, a sustained increase in the cost of key commodities used in our products, such as copper and thermoplastic, could negatively impact our gross margins. As another example, in the second half of fiscal year 2009 and the first half of fiscal year 2010, economic uncertainty caused our customers to reduce purchases of our products below what we had forecasted, and also led us to increase our customer incentives to stimulate demand, which significantly lowered our overall gross margin in those periods.

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

Our product portfolio includes current and future products designed for use with third-party platforms, such as Apple iPod and iPhone, Google TV, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

Our principal manufacturing operations and third-party contract manufacturers are located in China, which exposes us to risks associated with doing business in that country.

Our principal manufacturing operations and third-party contract manufacturers are located in China. Our manufacturing operations in China could be severely impacted by changes in the interpretation and enforcement of legal standards, by strains on China’s available labor pool, communications, trade, and other infrastructures, by conflicts or disagreements between China and Taiwan or China and the United States, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Further, we may be exposed to fluctuations in the value of the Chinese renminbi (“CNY”), the local currency of China, as well as higher overall labor costs due to continuing increases in China’s minimum wage. Future appreciation of the CNY could increase our component and other raw material costs. In addition, our labor costs could continue to rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our gross margins and financial results.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. For example, the availability of transportation resources has been been constrained recently by competitive actions and vendor consolidation. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand and we could lose sales, or we may experience a build-up in inventory.

A significant portion of our quarterly retail orders and product deliveries generally occur in the last weeks of the fiscal quarter. This places pressure on our supply chain and could adversely impact our revenues and profitability if we are unable to successfully fulfill customer orders in the quarter.

We conduct operations in a number of countries, and are investing significantly in growing our sales and marketing activities in China, and the effect of business, legal and political risks associated with international operations could significantly harm us.

We conduct operations in a number of countries, and are investing significantly in growing our sales and marketing activities in China. We may also increase our investments to grow sales in other emerging markets. There are risks inherent in doing business in international markets, including:

•	difficulties in staffing and managing international operations;

•	compliance with laws and regulations, including environmental and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

•	exposure to political and financial instability, leading to currency exchange losses and collection difficulties or other losses;

•	exposure to fluctuations in the value of local currencies;

•	difficulties or increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition;

•	changes in VAT (value-added tax) or VAT reimbursement;

•	imposition of currency exchange controls; and

•	delays from customs brokers or government agencies.

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

We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our introduction of products for Google TV. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
Logitech did not make any purchases of its equity securities during the quarter ended September 30, 2010. In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. No shares have been repurchased under this program.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Logitech International S.A., as amended

10.1	Compensation terms for non-executive Board members for the September 2010 - September 2011 Board Year

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

November 8, 2010