Form 10-Q
period 2010-12-31
LOGITECH INTERNATIONAL SA
filed 2011-02-07
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

As of February 3, 2011, there were 178,085,695 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	(Unaudited)

Net sales	$754,054	$617,101	$1,815,268	$1,441,304
Cost of goods sold	482,881	408,137	1,158,132	1,002,730

Gross profit	271,173	208,964	657,136	438,574
Operating expenses:
Marketing and selling	124,914	87,322	313,803	215,095
Research and development	38,955	32,931	118,271	96,116
General and administrative	31,264	30,284	86,044	75,204
Restructuring charges	-	-	-	1,494

Total operating expenses	195,133	150,537	518,118	387,909
Operating income	76,040	58,427	139,018	50,665
Interest income, net	539	414	1,695	1,645
Other income, net	795	3,052	797	2,416

Income before income taxes	77,374	61,893	141,510	54,726
Provision for income taxes	12,372	4,807	15,826	14,262

Net income	$65,002	$57,086	$125,684	$40,464

Net income per share:
Basic	$0.37	$0.33	$0.71	$0.23
Diluted	$0.36	$0.32	$0.70	$0.22

Shares used to compute net income per share:
Basic	177,233	175,426	176,329	177,829
Diluted	179,703	177,668	178,306	179,866

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$460,726	$319,944
Accounts receivable	336,098	195,247
Inventories	300,630	219,593
Other current assets	58,469	58,877

Total current assets	1,155,923	793,661
Property, plant and equipment	85,833	91,229
Goodwill	553,794	553,462
Other intangible assets	81,251	95,396
Other assets	71,212	65,930

Total assets	$1,948,013	$1,599,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$386,485	$257,955
Accrued liabilities	213,170	182,336

Total current liabilities	599,655	440,291
Other liabilities	168,913	159,672

Total liabilities	768,568	599,963

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at December 31, 2010 and March 31, 2010	33,370	33,370
Additional paid-in capital	(11,186)	14,880
Less shares in treasury at cost, 13,643 shares at December 31, 2010 and 16,435 shares at March 31, 2010	(300,014)	(382,512)
Retained earnings	1,532,302	1,406,618
Accumulated other comprehensive loss	(75,027)	(72,641)

Total shareholders’ equity	1,179,445	999,715

Total liabilities and shareholders’ equity	$1,948,013	$1,599,678

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$125,684	$40,464
Non-cash items included in net income:
Depreciation	35,665	41,852
Amortization of other intangible assets	21,165	7,602
Share-based compensation expense	23,976	17,249
Gain on disposal of fixed assets	(838)	-
Excess tax benefits from share-based compensation	(2,735)	(1,708)
Gain on cash surrender value of life insurance policies	(901)	(1,216)
Deferred income taxes and other	(1,856)	(23,414)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(132,480)	(22,470)
Inventories	(82,636)	19,405
Other assets	5,145	12,314
Accounts payable	128,586	151,042
Accrued liabilities	34,453	58,230

Net cash provided by operating activities	153,228	299,350

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,835)	(26,438)
Purchases of trading investments	(12,554)	-
Proceeds from cash surrender of life insurance policies	11,313	813
Acquisitions, net of cash acquired	(7,300)	(388,807)
Proceeds from sale of property, plant and equipment	2,688	-
Other, net	194	-

Net cash used in investing activities	(37,494)	(414,432)

Cash flows from financing activities:
Repayment of short- and long-term debt	-	(13,601)
Purchases of treasury shares	-	(101,267)
Proceeds from sale of shares upon exercise of options and purchase rights	28,336	15,979
Excess tax benefits from share-based compensation	2,735	1,708

Net cash provided by (used in) financing activities	31,071	(97,181)

Effect of exchange rate changes on cash and cash equivalents	(6,023)	556

Net increase (decrease) in cash and cash equivalents	140,782	(211,707)
Cash and cash equivalents at beginning of period	319,944	492,759

Cash and cash equivalents at end of period	$460,726	$281,052

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Registered shares		Additional paid-in	Treasury shares		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Net income	-	-	-	-	-	40,464	-	40,464
Cumulative translation adjustment	-	-	-	-	-	-	7,519	7,519
Pension liability adjustment	-	-	-	-	-	-	347	347
Net deferred hedging gain	-	-	-	-	-	-	540	540

Total comprehensive income								48,870

Purchase of treasury shares	-	-	-	5,838	(101,267)	-	-	(101,267)
Tax benefit from exercise of stock options	-	-	2,576	-	-	-	-	2,576
Sale of shares upon exercise of options and purchase rights	-	-	(38,909)	(1,981)	54,888	-	-	15,979
Share-based compensation expense	-	-	17,303	-	-	-	-	17,303

December 31, 2009	191,606	$33,370	$25,982	15,981	$(387,833)	$1,382,125	$(72,475)	$981,169

March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	-	-	-	-	-	125,684	-	125,684
Cumulative translation adjustment	-	-	-	-	-	-	2,496	2,496
Pension liability adjustment	-	-	-	-	-	-	(969)	(969)
Net deferred hedging loss	-	-	-	-	-	-	(3,913)	(3,913)

Total comprehensive income								123,298

Tax benefit from exercise of stock options	-	-	3,835	-	-	-	-	3,835
Sale of shares upon exercise of options and purchase rights	-	-	(54,162)	(2,792)	82,498	-	-	28,336
Share-based compensation expense	-	-	24,261	-	-	-	-	24,261

December 31, 2010	191,606	$33,370	$(11,186)	13,643	$(300,014)	$1,532,302	$(75,027)	$1,179,445

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

For the PC (personal computer), our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support and services. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform, including the Logitech Revue companion box, Logitech Mini-Controller and Logitech TV Cam with HD Vid service. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to OEMs (original equipment manufacturers). Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

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

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

Logitech elected to early adopt ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, during the third quarter of fiscal year 2011 on a retrospective basis for transactions originating or materially modified after April 1, 2010. ASU 2009-13 allows the use of ESP (estimated selling price) in addition to VSOE (vendor specific objective evidence) and TPE (third party evidence) for determining the relative selling price of a deliverable in a multiple element arrangement. ASU 2009-13 also requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-14 excludes software-enabled tangible products from the scope of software revenue recognition guidance if the software is essential to the tangible product’s functionality. In addition, ASU 2009-14 provides factors that a company should consider in determining whether a tangible product is delivered with software components and non-software components that function together to deliver the tangible product’s essential functionality. Adoption of the new accounting guidance primarily impacted the revenue recognized from Logitech Revue and our LifeSize video conferencing products. The adoption had no impact on revenue recognized from the remainder of our peripherals, as they are not multiple-deliverable revenue arrangements.

The sale of Logitech Revue consists of two deliverables: the hardware with essential software delivered at the time of sale, and unspecified additional software upgrades to the essential software on a when-and-if-available basis. Logitech allocates arrangement consideration to each of these deliverables using a selling price hierarchy. Under the new accounting guidance, the selling price is based on VSOE of fair value, if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. The relative selling price of the hardware with the essential software is based on ESP. The relative selling price of future upgrades to the essential software is based on TPE. Amounts allocated to the delivered hardware and essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the future unspecified software upgrade rights are deferred and recognized ratably over the estimated 24-month life of the hardware. There was no impact to prior period financial statements from adopting the new accounting guidance as it relates to Logitech Revue, because there were no sales of the Logitech Revue prior to adoption of the guidance.

Based on the new accounting guidance, our LifeSize products include the following deliverables:

•	Hardware with software essential to the functionality of the hardware device delivered at the time of sale;
•	Non-essential software;

•	Maintenance for essential and non essential software including future, when-and-if-available unspecified upgrades; and
•	Other services including training and installation

The Company allocates arrangement consideration based on relative selling price using the selling price hierarchy for the deliverables, which are grouped into non-software deliverables and software deliverables, based on relative selling price. The Company did not have VSOE or TPE for hardware with essential software and non-essential software, due to variable discounting, and therefore uses ESP. Amounts allocated to the delivered hardware with essential software (non-software deliverables) as well as non-essential software (software deliverables) are recognized at the time of sale provided the other conditions for revenue recognition have been met. The Company sells maintenance packages and amounts allocated to the maintenance are deferred and recognized ratably over the maintenance period. All other services are sold separately on a standalone basis and therefore have established VSOE. Amounts allocated to the services are deferred and recognized upon completion of services. Prior to the adoption of the new accounting guidance, the Company had established VSOE for the majority of the undelivered elements, which continues to be used as the relative selling price under the new accounting guidance. The impact of adopting the new accounting guidance was not material to prior interim period financial statements or earnings per share.

There have been no substantial changes, other than those related to the adoption of ASU 2009-13 and ASU 2009-14, in the Company’s significant accounting policies during the three and nine months ended December 31, 2010 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Logitech will adopt ASU 2009-28 in the first quarter of fiscal year 2012. The impact of adopting ASU 2010-28 will not be known until the Company performs its evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this standard for acquisitions beginning in fiscal year 2012.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net income	$65,002	$57,086	$125,684	$40,464

Weighted average shares - basic	177,233	175,426	176,329	177,829
Effect of potentially dilutive share equivalents	2,470	2,242	1,977	2,037

Weighted average shares - diluted	179,703	177,668	178,306	179,866

Net income per share - basic	$0.37	$0.33	$0.71	$0.23
Net income per share - diluted	$0.36	$0.32	$0.70	$0.22

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 11,687,238 and 12,677,929 for the three months ended December 31, 2010 and 2009, and 14,391,548 and 13,277,283 for the nine months ended December 31, 2010 and 2009 were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

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

The following table presents the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2010			March 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$460,726	$-	$-	$319,944	$-	$-
Trading investments	12,179	-	-	-	-	-
Investment securities	-	-	994	-	-	994
Foreign exchange derivative assets	109	-	-	599	-	-

Total assets at fair value	$473,014	$-	$994	$320,543	$-	$994

Foreign exchange derivative liabilities	$738	$-	$-	$366	$-	$-

Total liabilities at fair value	$738	$-	$-	$366	$-	$-

Notes 5, 12 and 14 describe the assets and liabilities measured at fair value on a recurring basis, and the inputs and valuation techniques used to determine fair value.

Note 5 — Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original terms of less than 40 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

One of the Company’s subsidiaries offers a management deferred compensation plan in which participating employees’ salary and incentive compensation deferrals were invested in Company-owned life insurance contracts held in a Rabbi Trust. In December 2010, the Company surrendered the life insurance contracts for cash. The proceeds from the life insurance contracts were invested in a Company-selected portfolio of mutual funds held by the Rabbi Trust. The mutual fund investments are recorded at fair value based on quoted market prices in each reporting period and therefore the carrying value of these investments equals their fair value. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Since plan participants may select the mutual funds in which their compensation deferrals are invested, and may actively trade funds within the confines of the Rabbi Trust, the Company has designated these securities as trading investments. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year.

The Company’s investment securities portfolio as of December 31, 2010 and March 31, 2010 consisted of auction rate securities collateralized by residential and commercial mortgages. The investment securities are classified as available-for-sale and are carried in non-current assets. The estimated fair value of the securities was determined by estimating future cash flows, either through discounted cash flow or option pricing methods, incorporating assumptions of default and other future conditions. Such valuation methods fall within Level 3 of the fair value hierarchy. At December 31, 2010 and March 31, 2010, the carrying value of our investment securities portfolio was $1.0 million and the par value was $47.5 million.

Note 6 — Acquisitions

On July 6, 2010, Logitech acquired substantially all of the assets and employees of Paradial AS, a Norwegian company providing firewall and NAT (network address translation) traversal solutions for video communications. The acquisition will allow the Company to closely integrate firewall and NAT traversal across its video communications product portfolio, enabling end-to-end HD video calling over highly protected networks. The acquisition has been treated as an acquisition of a business and has been accounted for using the purchase method of accounting. The total consideration paid of $7.3 million was allocated based on estimated fair values to $7.0 million of identifiable intangible assets and $0.1 million of assumed liabilities, with the remaining balance allocated to goodwill. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives of five years. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

Note 7 — Balance Sheet Components

The following provides a breakout of certain balance sheet components (in thousands):

	December 31, 2010	March 31, 2010

Accounts receivable:
Accounts receivable	$525,095	$349,722
Allowance for doubtful accounts	(3,702)	(5,870)
Allowance for returns	(26,965)	(23,657)
Cooperative marketing arrangements	(32,740)	(17,527)
Customer incentive programs	(58,859)	(44,306)
Pricing programs	(66,731)	(63,115)

	$336,098	$195,247

Inventories:
Raw materials	$32,003	$31,630
Work-in-process	13	86
Finished goods	268,614	187,877

	$300,630	$219,593

Other current assets:
Tax and VAT refund receivables	$17,098	$20,305
Deferred taxes	26,358	27,064
Prepaid expenses and other	15,013	11,508

	$58,469	$58,877

Property, plant and equipment:
Plant and buildings	$52,086	$58,629
Equipment	134,084	112,454
Computer equipment	60,519	53,576
Computer software	82,225	78,156

	328,914	302,815
Less: accumulated depreciation	(250,191)	(224,485)

	78,723	78,330
Construction-in-progress	4,239	9,751
Land	2,871	3,148

	$85,833	$91,229

Other assets:
Deferred taxes	$49,468	$45,257
Cash surrender value of life insurance contracts	-	11,097
Trading investments	12,179	-
Deposits and other	9,565	9,576

	$71,212	$65,930

Accrued liabilities:
Accrued personnel expenses	$58,376	$48,617
Accrued marketing expenses	42,886	28,052
Accrued freight and duty	17,696	12,696
Income taxes payable - current	6,165	8,875
Non-retirement post-employment benefit obligations	3,298	2,761
Accrued restructuring	26	399
Other accrued liabilities	84,723	80,936

	$213,170	$182,336

Long-term liabilities:
Income taxes payable - non-current	$121,165	$116,456
Obligation for management deferred compensation	12,268	10,307
Defined benefit pension plan liability	21,402	19,343
Other long-term liabilities	14,078	13,566

	$168,913	$159,672

The following table presents the changes in the allowance for doubtful accounts during the nine months ended December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Balance as of March 31	$5,870	$6,705
Bad debt expense	422	(1,194)
Write-offs net of recoveries	(597)	446

Balance as of June 30	$5,695	$5,957
Bad debt expense	(140)	599
Write-offs net of recoveries	(1,621)	(158)

Balance as of September 30	$3,934	$6,398
Bad debt expense	1	505
Write-offs net of recoveries	(233)	(215)

Balance as of December 31	$3,702	$6,688

Note 8 —Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2010 (in thousands):

December 31, 2010

Balance as of March 31, 2010	$553,462
Additions	332

Balance as of December 31, 2010	$553,794

Additions to goodwill relate to our acquisition of Paradial. Paradial’s business has been fully integrated into the Company’s LifeSize division, and discrete financial information for Paradial is not maintained. Accordingly, the acquired goodwill related to Paradial will be evaluated for impairment at the LifeSize reporting unit level. The Company performs its annual goodwill impairment test during its fiscal fourth quarter, or more frequently if certain events or circumstances warrant. No events or circumstances occurred during the nine months ended December 31, 2010 which warranted a goodwill impairment test.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2010			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark/tradename	$32,148	$(22,642)	$9,506	$32,051	$(20,421)	$11,630
Technology	94,968	(48,485)	46,483	87,968	(36,033)	51,935
Customer contracts	38,538	(13,276)	25,262	38,517	(6,686)	31,831

	$165,654	$(84,403)	$81,251	$158,536	$(63,140)	$95,396

During the nine months ended December 31, 2010, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Paradial.

For the three months ended December 31, 2010 and 2009, amortization expense for other intangible assets was $7.2 million and $3.0 million. For the nine months ended December 31, 2010 and 2009, amortization expense for other intangible assets was $21.2 million and $7.6 million. The Company expects that amortization expense for the three-month period ending March 31, 2011 will be $7.4 million, and annual amortization expense for fiscal years 2012, 2013, 2014 and 2015 will be $26.1 million, $23.0 million, $16.9 million and $7.5 million, and $0.4 million thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $114.9 million at December 31, 2010. There are no financial covenants under these lines of credit with which the Company must comply. At December 31, 2010, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Repurchases

During the three and nine months ended December 31, 2010 and 2009, the Company had the following approved share buyback programs in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining

June 2007	$250,000	September 2010	March 2010	$-
September 2008	$250,000	September 2012	-	$250,000

The Company did not repurchase any shares during the three and nine months ended December 31, 2010. During the three and nine months ended December 31, 2009, the Company repurchased shares under the June 2007 share buyback program as follows (in thousands):

Date of Announcement	Three months ended December 31, 2009		Nine months ended December 31, 2009
	Shares	Amount (1)	Shares	Amount (1)

June 2007	-	$-	5,838	$101,267

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2010	March 31, 2010

Cumulative translation adjustment	$(61,152)	$(63,646)
Pension liability adjustments, net of tax of $792 and $936	(11,782)	(10,813)
Unrealized gain on investments	424	424
Net deferred hedging gains (losses)	(2,517)	1,394

	$(75,027)	$(72,641)

Note 11 — Restructuring

In January 2009, Logitech initiated the 2009 Restructuring Plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed the restructuring plan in fiscal year 2010. The following table summarizes restructuring related activities during the nine months ended December 31, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other

Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-

Balance at June 30, 2009	$1,081	$1,012	$69	$-

Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-

Balance at September 30, 2009	423	374	58	(9)

Cash payments	(200)	(180)	(20)	-
Other	(6)	(6)	-	-
Foreign exchange	(7)	(4)	-	(3)

Balance at December 31, 2009	$210	$184	$38	$(12)

Balance at March 31, 2010	$399	$158	$334	$(93)
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)

Balance at June 30, 2010	$154	$9	$166	$(21)

Cash payments	(73)	-	(73)	-

Balance at September 30, 2010	81	9	93	(21)

Cash payments	(55)	(9)	(67)	21

Balance at December 31, 2010	$26	$-	$26	$-

Termination benefits incurred pursuant to the restructuring plan are calculated based on regional benefit practices and local statutory requirements. Contract termination costs relate to exit costs associated with the closure of existing facilities.

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2010, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit included in the Company’s consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009 (in thousands).

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Cost of goods sold	$1,000	$709	$2,910	$2,135

Share-based compensation expense included in gross profit	1,000	709	2,910	2,135

Operating expenses:
Marketing and selling	2,115	2,018	8,283	5,931
Research and development	1,842	1,139	5,394	3,048
General and administrative	2,299	2,217	7,389	6,135

Share-based compensation expense included in operating expenses	6,256	5,374	21,066	15,114

Total share-based compensation expense	7,256	6,083	23,976	17,249
Income tax benefit	(1,189)	(3,324)	(5,526)	(4,157)

Share-based compensation expense, net of income tax	$6,067	$2,759	$18,450	$13,092

As of December 31, 2010 and 2009, share-based compensation cost of $1.2 million and $0.8 million was capitalized to inventory. As of December 31, 2010, total compensation cost related to non-vested stock options not yet recognized was $62.2 million, which is expected to be recognized over the next 32 months on a weighted-average basis.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Three Months Ended December 31,				Nine Months Ended December 31,

	2010	2009	2010	2009	2010	2009	2010	2009
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	4.0 years	2.9 years	6 months	6 months	4.0 years	3.4 years
Expected volatility	36%	59%	48%	53%	35%	70%	48%	50%
Risk-free interest rate	0.17%	0.07%	1.22%	1.28%	0.16%	0.21%	1.57%	1.72%

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

The following table represents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Weighted average grant-date fair value of options granted	$3.96	$5.29	$7.81	$9.10	$4.07	$4.25	$6.11	$7.14
Expected forfeitures	0%	0%	9%	10%	0%	0%	9%	10%

A summary of the Company’s stock option activity under the share-based compensation plans is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Outstanding, beginning of period	18,543	$18	19,130	$18	20,037	$18	18,897	$18
Granted	40	$20	2,179	$11	294	$16	4,568	$12
Exercised	(1,141)	$10	(275)	$10	(2,149)	$10	(1,310)	$8
Cancelled or expired	(125)	$22	(191)	$22	(866)	$22	(1,312)	$21

Outstanding, end of period	17,317	$19	20,843	$17	17,316	$19	20,843	$17

Exercisable, end of period	11,754	$20	11,751	$16	11,754	$20	11,751	$16

The total pretax intrinsic value of options exercised during the three months ended December 31, 2010 and 2009 was $11.2 million and $1.9 million and the tax benefit realized for the tax deduction from options exercised during those periods was $3.8 million and $0.7 million. The total pretax intrinsic value of options exercised during the nine months ended December 31, 2010 and 2009 was $17.9 million and $9.8 million and the tax benefit realized for the tax deduction from options exercised during those periods was $5.9 million and $2.0 million. The total fair value of options vested as of December 31, 2010 and 2009 was $76.9 million and $70.7 million.

During fiscal years 2011 and 2010, the Company granted time-based RSUs to employees and board members pursuant to the 2006 Stock Incentive Plan. The time-based RSUs granted to employees vest in four equal annual installments on the grant date anniversary. The time-based RSUs granted to non-executive board members vest in one annual installment on the grant date anniversary. The non-executive board members’ fiscal year 2010 grants were fully vested in the three months ended September 30, 2010, and new annual grants with the same vesting term were issued. The Company estimates the fair value of time-based RSUs based on the share market price on the date of grant. Compensation expense related to time-based RSUs is recognized over the vesting period and is included in the total share-based compensation expense disclosed above. As of December 31, 2010, total compensation cost related to time-based RSUs not yet recognized was $30.0 million, which is expected to be recognized over the next 48 months.

During fiscal years 2011, 2010 and 2009, the Company granted RSUs to certain executives pursuant to the 2006 Stock Incentive Plan. The RSUs vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is three years for the fiscal year 2011 grants and two years for the fiscal year 2010 and 2009 grants. Compensation expense related to performance-based RSUs will be recognized over the performance period and is included in the total share-based compensation expense disclosed above. As of December 31, 2010, total compensation cost not yet recognized related to the performance-based RSUs granted in fiscal years 2011 and 2010 was $14.9 million, which is expected to be recognized over the next 35 months. The performance period for the RSUs granted in fiscal year 2009 was completed as of September 30, 2010 with no vesting as the minimum performance condition was not satisfied.

The fair value of the performance-based RSUs granted was estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2011 Grants	FY 2010 Grants

Dividend yield	0%	0%
Expected life	3 years	2 years
Expected volatility	51%	58%
Risk-free interest rate	0.81%	1.11%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of the performance-based RSUs is the performance period at the end of which the RSUs will vest if the minimum performance condition is satisfied. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period of three years for the fiscal year 2011 grants and two years for the fiscal year 2010 grants. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a three or two year term.

A summary of the Company’s time- and performance-based RSU activity is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009
	Number	Grant- Date Fair Value	Number	Grant- Date Fair Value	Number	Grant- Date Fair Value	Number	Grant- Date Fair Value

Outstanding, beginning of period	378	$16	264	$15	513	$18	-	$-
Granted	1,935	$22	54	$14	2,010	$22	320	$12
Vested	(6)	$14	-	$-	(124)	$16	-	$-
Cancelled or expired	(17)	$19	(3)	$14	(109)	$25	(5)	$14

Outstanding, end of period	2,290	$21	315	$12	2,290	$21	315	$12

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charge to expense for these plans during the three months ended December 31, 2010 and 2009 was $2.3 million and $2.0 million. During the nine months ended December 31, 2010 and 2009, the charge to expense for these plans was $6.3 million and $5.5 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and nine months ended December 31, 2010 and 2009 was as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Service cost	$1,130	$1,026	$3,230	$2,968
Interest cost	449	369	1,276	1,067
Expected return on plan assets	(471)	(312)	(1,330)	(898)
Amortization of net transition obligation and prior service cost	38	35	111	105
Recognized net actuarial loss	97	221	276	635

Net periodic benefit cost	$1,243	$1,339	$3,563	$3,877

Deferred Compensation Plan

One of the Company’s subsidiaries offers a management deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits, which were invested in Company-owned life insurance contracts held in a Rabbi Trust. The Company does not make contributions to the plan. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds of $11.3 million, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a Company-selected portfolio of mutual funds, which are also held by the Rabbi Trust. The mutual fund investments are recorded at fair value based on quoted market prices, and therefore the carrying value of these investments equals their fair value. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy.

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before income taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2010 and 2009 was $12.4 million and $4.8 million based on effective income tax rates of 16% and 7.8% of pre-tax income. For the nine months ended December 31, 2010 and 2009, the income tax provision was $15.8 million and $14.3 million based on effective income tax rates of 11.2% and 26.1% of pre-tax income. The change in the effective income tax rate for the three months ended December 31, 2010 compared with the three months ended December 31, 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009 is primarily due to discrete tax benefits of $11.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development credit, which had expired on December 31, 2009. Accordingly, the Company’s income tax provision for the nine months ended December 31, 2010 includes a tax benefit of $1.6 million related to the U.S. federal research tax credit.

As of December 31, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $127.7 million and $125.2 million, of which $106.5 million and $101.4 million would affect the effective income tax rate if recognized. The income tax liability associated with uncertain tax positions as of December 31, 2010 did not increase substantially compared with March 31, 2010 primarily due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2010 and March 31, 2010, the Company had approximately $10.0 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Note 14 — Derivative Financial Instruments – Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three and nine months ended December 31, 2010 and 2009. Cash flows from such hedges are classified as operating activities. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at December 31, 2010 and 2009 were $59.9 million (€45.1 million) and $39.9 million (€26.7 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Other Derivatives

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts mature within three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value.

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2010 and 2009 relating to foreign currency receivables or payables were $11.0 million and $15.3 million. Open forward contracts as of December 31, 2010 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2010 and 2009 were $19.7 million and $37.9 million. Swap contracts outstanding at December 31, 2010 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Consolidated Balance Sheet as of December 31 and March 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Location	December 31, 2010	March 31, 2010	Location	December 31, 2010	March 31, 2010

Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$-	$136	Other liabilities	$272	$10

		-	136		272	10

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	109	11	Other liabilities	-	-
Foreign Exchange Swap Contracts	Other assets	-	452	Other liabilities	466	356

		109	463		466	356

		$109	$599		$738	$366

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended December 31, 2010 and their locations on its Consolidated Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$6,113	Cost of goods sold	$5,283	Other income/expense	$(70)

	6,113		5,283		(70)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	103
Foreign Exchange Swap Contracts	-		-	Other income/expense	(425)

	-		-		(322)

	$6,113		$5,283		$(392)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the nine months ended December 31, 2010 and their locations on its Consolidated Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$(3,913)	Cost of goods sold	$3,364	Other income/expense	$17

	(3,913)		3,364		17

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	228
Foreign Exchange Swap Contracts	-		-	Other income/expense	(2,676)

	-		-		(2,448)

	$(3,913)		$3,364		$(2,431)

Note 15 — Commitments and Contingencies

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at December 31, 2010 amounted to $71.0 million. The increase in future minimum annual rentals as of December 31, 2010 compared with March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

In connection with its operating leases for facilities, the Company has recognized asset retirement obligations of $1.6 million and $1.4 million at December 31 and March 31, 2010, representing the estimated remediation costs to be incurred at lease expiration. No significant changes occurred in these obligations in the three and nine months ended December 31, 2010.

At December 31, 2010, fixed purchase commitments for capital expenditures amounted to $12.9 million, and primarily related to commitments for manufacturing equipment and tooling. Also, the Company has commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At December 31, 2010, fixed purchase commitments for inventory amounted to $131.1 million, which are expected to be fulfilled by May 31, 2011. The Company also had other commitments totaling $68.2 million for consulting and outsourced services, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At December 31, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of the three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $9.1 million as of December 31, 2010. As of December 31, 2010, $9.1 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee agreements. These guarantees do not specify a maximum amount. As of December 31, 2010, $5.5 million was outstanding under these guarantees.

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2010. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

In November 2007, the Company acquired WiLife, Inc., a privately held company offering PC-based video cameras for self-monitoring a home or a small business. The purchase agreement provided for a performance-based payment, payable in the first calendar quarter of 2011, based on net revenues attributed to WiLife during calendar 2010. Because the minimum performance threshold was not met, no performance-based payment is due under the WiLife acquisition agreement.

The Company is involved in a number of lawsuits and claims relating to matters that arise in the normal course of business. The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of December 31, 2010 were not material.

Note 16 — Segment Information

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

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Retail - Pointing Devices	$186,507	$166,703	$472,222	$387,550
Retail - Keyboards & Desktops	113,929	104,624	285,546	242,539
Retail - Audio	155,239	147,945	370,848	341,066
Retail - Video	77,445	67,321	193,293	168,398
Retail - Gaming	46,634	36,359	81,460	82,001
Retail - Digital Home (1)	78,638	41,306	138,609	69,172
OEM	59,563	50,502	178,749	148,237

Peripherals	717,955	614,760	1,720,727	1,438,963
LifeSize	36,099	2,341	94,541	2,341

Total net sales	$754,054	$617,101	$1,815,268	$1,441,304

    (1) Digital Home is a new product family combining Harmony Remotes, Logitech Revue with Google TV and peripherals associated with the Google TV platform.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

EMEA	$309,937	$309,800	$691,832	$664,347
Americas	318,189	217,454	780,256	515,395
Asia Pacific	125,928	89,847	343,180	261,562

Total net sales	$754,054	$617,101	$1,815,268	$1,441,304

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for the three months ended December 31, 2010, and for the three and nine months ended December 31, 2009. No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the nine months ended December 31, 2010. One customer group represented 14% and 15% of net sales in the three months ended December 31, 2010 and 2009 and one customer group represented 13% of net sales in the nine months ended December 31, 2010 and 2009.

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2010	March 31, 2010

EMEA	$10,229	$11,053
Americas	33,886	40,165
Asia Pacific	46,301	43,765

Total long-lived assets	$90,416	$94,983

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at December 31, 2010 and March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding the strength of improvement in our business, operating results and financial condition, trends in consumer demand for our products, plans, strategies and objectives of management for future operations, our current or future revenue mix, our competitive position, the impact of new product introductions and product innovation on future performance, or our anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “expects,” “anticipates,” “intends,” “plans”, “believes” and similar language. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2011 and our fiscal year 2010 Form 10-K, which was filed on May 27, 2010, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripheral products for the PC (personal computer) and other digital platforms. Our research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturer) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). Our OEM sales team is a worldwide organization with representatives in each of our three regions. Our OEM customers include the majority of the world’s largest PC manufacturers.

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

For the PC, our products include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, 3D control devices and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our LifeSize division offers scalable HD (high-definition) video communication products, support, services and infrastructure. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform, including the Logitech Revue companion box, Logitech Mini-Controller and Logitech TV Cam with HD Vid service. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

We sell our peripheral products to a network of retail distributors and resellers and to OEMs. Our worldwide retail network for our peripherals includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 85% and 90% of our net sales for the nine months ended December 31, 2010 and 2009. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. LifeSize sales were 5% of our net sales for the nine months ended December 31, 2010. For the three and nine months ended December 31, 2009, the results of operations of LifeSize are included in Logitech’s consolidated financial statements from December 11, 2009, the date of acquisition. The large majority of LifeSize revenues have historically been derived from sales to large enterprises, small-to-medium businesses, and public healthcare, education and government organizations.

Our markets are extremely competitive. The peripherals market is characterized by short product life cycles, frequent new product introductions, rapidly changing technology, evolving customer demands, and aggressive promotional and pricing practices. We believe the recent global economic downturn further increased competition in our markets, as competitors with larger financial resources, such as Microsoft Corporation, Sony Corporation and others, seek to gain market share by discounting prices or offering more favorable terms to customers, and competitors with smaller financial resources also discount prices or engage in other promotional practices in order to maintain their market share.

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

The broadening of our product lines has been primarily organic. We also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction and offer opportunities for expansion and innovation. As access to digital information expands beyond the PC platform, we are extending our vision to other platforms, such as the meeting room and living room, as access points to the Internet and the digital world. As part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including video communications and the China market. We will also continue our investment in products for the Google TV platform, and we plan to increase our investment in applications and peripherals for open platforms, which may not require direct collaboration and agreement with the platform owner.

We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three and nine months ended December 31, 2010 increased 22% and 26% compared with the three and nine months ended December 31, 2009. We believe the increase is primarily due to improved consumer demand, strong performance in China and sales of our LifeSize products. Retail sales increased 17% and 19% in the three and nine months ended December 31, 2010 compared with the same periods in the prior year, while retail units sold increased 14% and 21%.

OEM sales increased 18% and 21% in the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year. OEM units sold increased 14% and 17% in the same periods. The increase in OEM sales was driven by sales of keyboards and microphones for console singing games.

Retail sales in our Asia Pacific and Americas regions increased 51% and 31% in the three months ended December 31, 2010 compared with the three months ended December 31, 2009. In constant dollars, retail sales grew 47% and 30% in Asia Pacific and the Americas during the three month period. Retail sales in our EMEA region declined 1% in the same period, whereas EMEA’s constant dollar retail sales increased 7%. For the nine months ended December 31, 2010 compared with the same period in 2009, retail sales in our Asia Pacific, Americas and EMEA regions grew 38%, 35% and 2%. In constant dollars, retail sales in our Asia Pacific, Americas and EMEA regions increased 35%, 34% and 11% during the nine month period.

We achieved retail sales growth in all product families during the three months ended December 31, 2010 compared with the same period in the prior fiscal year, with double digit percentage growth in pointing devices, video, gaming and digital home. Digital home is a new product family combining Harmony Remotes, Logitech Revue with Google TV and peripherals associated with the Google TV platform. For the nine months ended December 31, 2010, retail sales increased compared with the nine months ended December 31, 2009 in all product families except gaming, which was essentially flat compared with the prior year.

Our gross margin for the three and nine months ended December 31, 2010 increased to 36.0% and 36.2% compared with 33.9% and 30.4% in the same periods of the prior fiscal year, primarily due to operational efficiencies in our supply chain, product mix and the higher gross margin contributed by LifeSize product sales, partially offset by the effects of a stronger U.S. dollar. Net income for the three and nine months ended December 31, 2010 was $65.0 million and $125.7 million, compared with $57.1 million and $40.5 million in the three and nine months ended December 31, 2009.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs is rapidly changing the PC market. We believe this transition creates opportunities to sell products to consumers to help make their tablets and other mobile devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with these devices is still uncertain, and our product line for tablets is limited. The increasing popularity of tablets and smart phones might decrease consumer demand for our PC peripheral products such as mice, keyboards, speakers, and webcams. We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We also believe our future sales growth will be significantly impacted by our ability to grow sales in emerging markets such as China, to grow our LifeSize videoconferencing division, and to develop sales and innovations for our emerging product categories which are not PC-dependent, such as our products for the Google TV platform.

In October 2010, we introduced our Logitech Revue and related peripherals for the Google TV platform in the United States. Logitech Revue is a companion box for Google TV that incorporates Logitech’s Harmony remote control technology and enables Google TV to bring together the Internet and the television. We have invested and expect to continue to invest significant funds in the further development of products for the Google TV platform. To date the platform has not met widespread consumer acceptance and our sales of Logitech Revue and related products have been below our expectations. However, we believe that the continued enhancement of the features and functionality of the Google TV platform over time will lead to greater consumer acceptance, and provide us with another sizable and growing installed base which will generate incremental sales over an extended period of time.

We believe our LifeSize video conferencing segment offers significant growth opportunities in the expanding video conferencing and communications market. With the acquisition of LifeSize in December 2009, our video communication product portfolio encompasses the enterprise meeting room as well as webcams and video calling. We believe our LifeSize products offer superior price performance compared with competing products, and we plan to leverage our price/performance value position to develop additional market opportunities in video conferencing infrastructure and in emerging geographic markets, in addition to the small-to-medium enterprise market. For the nine months ended December 31, 2010, our video conferencing segment represents 5% of our net sales, and we expect sales from the LifeSize division to grow faster than our overall sales. Our LifeSize division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth.

Our overall corporate strategy for future growth includes increasing our presence and sales in emerging markets, which we anticipate will be the high growth markets of the future as sales growth decelerates in our traditional, mature markets. We are currently investing significantly in growing the number of our sales, marketing and administrative personnel in China, and we expect that China may represent one of our three top countries, by sales, in the future. Emerging markets include potentially high economic growth, offset by potential entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 10% of total revenues during the nine months ended December 31, 2010 and 2009. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. Our current strategy for the OEM market focuses on increasing our coordination with our OEM partners, maintaining our market share, and developing attractive product prices.

We continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings.

Although our financial results are reported in U.S. dollars, approximately 43% of our sales for the nine months ended December 31, 2010 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Canadian dollar and Japanese yen. Our product pricing strategy includes, among other factors, raising or lowering selling prices in other currencies over extended periods of time to avoid long-term disparity with U.S. dollar prices and to respond to currency-driven competitive pricing actions. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, euros, Swiss francs, Taiwanese dollars, and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase.

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

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the nine months ended December 31, 2010 and 2009, the income tax provision was $15.8 million and $14.3 million based on effective income tax rates of 11.2% and 26.1% of pre-tax income. The change in the effective income tax rate for the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009 was primarily due to discrete tax benefits of $11.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions. We expect future effective income tax rates to fluctuate for similar reasons.

Changes in Significant Accounting Policies

Logitech elected to early adopt ASU (Accounting Standards Update) 2009-13, Multiple Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, during the third quarter of fiscal year 2011 on a retrospective basis for transactions originating or materially modified after April 1, 2010. ASU 2009-13 allows the use of ESP (estimated selling price) in addition to VSOE (vendor specific objective evidence) and TPE (third party evidence) for determining the relative selling price of a deliverable in a multiple element arrangement. ASU 2009-13 also requires the allocation of arrangement consideration to each deliverable based on the relative selling price. ASU 2009-14 excludes software-enabled tangible products from the scope of software revenue recognition guidance if the software is essential to the tangible product’s functionality. In addition, ASU 2009-14 provides factors that a company should consider in determining whether a tangible product is delivered with software components and non-software components that function together to deliver the tangible product’s essential functionality. Adoption of the new accounting guidance primarily impacted the revenue recognized from Logitech Revue and our LifeSize video conferencing products. The adoption had no impact on revenue recognized from the remainder of our peripherals, as they are not multiple-deliverable revenue arrangements.

The sale of Logitech Revue consists of two deliverables: the hardware with essential software delivered at the time of sale, and unspecified additional software upgrades to the essential software on a when-and-if-available basis. Logitech allocates arrangement consideration to each of these deliverables using a selling price hierarchy. Under the new accounting guidance, the selling price is based on VSOE of fair value, if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. The relative selling price of the hardware with the essential software is based on ESP. The relative selling price of future upgrades to the essential software is based on TPE. Amounts allocated to the delivered hardware and essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the future unspecified software upgrade rights are deferred and recognized ratably over the estimated 24-month life of the hardware. There was no impact to prior period financial statements from adopting the new accounting guidance as it relates to Logitech Revue, because there were no sales of the Logitech Revue prior to adoption of the guidance.

Based on the new accounting guidance, our LifeSize products include the following deliverables:

•	Hardware with software essential to the functionality of the hardware device delivered at the time of sale;
•	Non-essential software;
•	Maintenance for essential and non essential software including future, when-and-if-available unspecified upgrades; and
•	Other services including training and installation

The Company allocates arrangement consideration based on relative selling price using the selling price hierarchy for the deliverables, which are grouped into non-software deliverables and software deliverables, based on relative selling price. The Company did not have VSOE or TPE for hardware with essential software and non-essential software, due to variable discounting, and therefore uses ESP. Amounts allocated to the delivered hardware with essential software (non-software deliverables) as well as non-

essential software (software deliverables) are recognized at the time of sale provided the other conditions for revenue recognition have been met. The Company sells maintenance packages and amounts allocated to the maintenance are deferred and recognized ratably over the maintenance period. All other services are sold separately on a standalone basis and therefore have established VSOE. Amounts allocated to the services are deferred and recognized upon completion of services. Prior to the adoption of the new accounting guidance, the Company had established VSOE for the majority of the undelivered elements, which continues to be used as the relative selling price under the new accounting guidance. The impact of adopting the new accounting guidance was not material to prior interim period financial statements or earnings per share.

There have been no substantial changes, other than those related to the adoption of ASU 2009-13 and ASU 2009-14, in the Company’s significant accounting policies during the three and nine months ended December 31, 2010 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors. There have been no significant changes during the nine months ended December 31, 2010 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Logitech will adopt ASU 2009-28 in the first quarter of fiscal year 2012. The impact of adopting ASU 2010-28 will not be known until the Company performs its evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this standard for acquisitions beginning in fiscal year 2012.

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Retail	$658,392	$564,258	17%	$1,541,978	$1,290,726	19%
OEM	59,563	50,502	18%	178,749	148,237	21%
LifeSize	36,099	2,341	1442%	94,541	2,341	3938%

Total net sales	$754,054	$617,101	22%	$1,815,268	$1,441,304	26%

For the three and nine months ended December 31, 2010, our total net sales increased 22% and 26%, and our total unit sales, excluding LifeSize units, increased 14% and 20% compared with the same periods in the prior fiscal year. Total LifeSize sales for the comparative three and nine month periods ended December 31, 2009 include sales only from December 11, 2009, the date we acquired LifeSize.

Retail unit sales increased 14% and 21% during the three and nine months ended December 31, 2010 compared with the same periods in the preceding fiscal year. In the three months ended December 31, 2010, our retail average selling price increased 3% compared with the three months ended December 31, 2009, and increased 16% compared with the three months ended September 30, 2010, reflecting in part the launch of Logitech Revue in October 2010. Our retail average selling price for the nine months ended December 31, 2010 was 1% lower than the same period in fiscal year 2010. Sales of our retail products priced above $100 represented 24% of total retail sales in the three months ended December 31, 2010 and 19% in the nine months ended December 31, 2010, compared with 17% and 14% in the three and nine months ended December 31, 2009. Foreign currency exchange rates negatively affected the percentage increase of our retail sales, as our constant dollar retail sales increases for the three and nine months ended December 31, 2010 were 21% and 23% compared with increases of 17% and 19% in U.S. dollars.

Approximately 46% and 43% of our total net sales were denominated in currencies other than the U.S. dollar in the three and nine months ended December 31, 2010 compared with approximately 54% and 51% in the three and nine months ended December 31, 2009. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, our constant dollar total net sales increases would have been 26% and 30% instead of 22% and 26%, primarily reflecting the stronger U.S. dollar in 2010 compared with 2009.

OEM unit sales increased 14% and 17% in the three and nine months ended December 31, 2010 compared with the same periods in 2009, based on strong sales of our OEM keyboards and microphones for console singing games. Unit sales of OEM keyboards increased 38% and 66% in the three and nine months ended December 31, 2010 compared with 2009. OEM microphones experienced strong seasonal demand, with unit sales more than doubling in both the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009.

LifeSize net sales represent sales of video conferencing units and related software and services. Sales were strong during the three months ended December 31, 2010, increasing 15% over the preceding three months ended September 30, 2010. Sales for the quarter ended December 31, 2010 include our newly launched infrastructure video conferencing product, LifeSize Bridge 2200. The large percentage increases in LifeSize sales compared with the three and nine month periods ended December 31, 2009 occurred because the 2009 amounts include sales only from December 11, 2009, the date we acquired LifeSize. Although we consider LifeSize a separate operating segment, based on financial measurements for the fiscal year ended March 31, 2010 and our near-term expectations, the LifeSize segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

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

Retail Sales by Region

The following table presents the change in retail sales by region for the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009.

	Three months ended December 31, 2010	Nine months ended December 31, 2010

Asia Pacific	51%	38%
Americas	31%	35%
EMEA	(1%)	2%

Total retail sales	17%	19%

Retail sales in the Asia Pacific region grew 51% and 38%, and retail units sold increased 64% and 58% during the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009. The unit percentage increase was higher than the sales percentage increase primarily due to higher sales of our value-priced products. China led the Asia Pacific retail sales increase, with sales in China more than doubling in both the three and nine months ended December 31, 2010 compared with the same periods in the prior year. We are currently investing significantly in growing the number of our sales, marketing and administrative personnel in China, and we expect that China may represent one of our top three countries, by sales, in the future. For the three month period ended December 31, 2010, Asia Pacific retail sales increased in all product lines and for the nine month period, retail sales grew in all product lines except audio, which remained level with the prior year. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, our Asia Pacific constant dollar retail sales increases would have been 47% and 35%.

In the Americas region, retail sales increased 31% and 35% and retail units sold increased 6% and 16% in the Americas region in the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year, reflecting strong sales of products with higher average selling prices and in particular, Logitech Revue. All product lines produced double digit percentage sales increases in both the three and nine month periods ended December 31, 2010 compared with the same periods in the prior year. Sales of the Digital Home product line were especially strong, based on the newly-launched Logitech Revue. If foreign currency exchange rates had been the same in the Americas region in the three and nine months ended December 31, 2010 and 2009, our constant dollar retail sales increases would have been 30% and 34%.

Sales in our EMEA region declined 1% in the three months and increased 2% in the nine months ended December 31, 2010 compared with the same periods in 2009. Sales in the EMEA region were impacted by the uneven economic recovery in Europe, with strong sales performance in some countries largely offset by weaker markets such as the U.K. Foreign currency exchange rates impacted our sales in U.S. dollars, as our EMEA constant dollar retail sales increases were 7% and 11%. Retail units sold in our EMEA region during the three and nine months ended December 31, 2010 increased 4% and 12% compared with the prior fiscal year, in line with the constant dollar sales increases. The results by product family for EMEA retail sales in U.S. dollars varied, with remotes showing strength in the three and nine months ended December 31, 2010 compared with 2009, whereas keyboards and desktops declined in both periods.

Net Retail Sales by Product Family

Net retail sales by product family during the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Retail - Pointing Devices	$186,507	$166,703	12%	$472,222	$387,550	22%
Retail - Keyboards & Desktops	113,929	104,624	9%	285,546	242,539	18%
Retail - Audio	155,239	147,945	5%	370,848	341,066	9%
Retail - Video	77,445	67,321	15%	193,293	168,398	15%
Retail - Gaming	46,634	36,359	28%	81,460	82,001	(1%)
Retail - Digital Home	78,638	41,306	90%	138,609	69,172	100%

Total net retail sales	$658,392	$564,258	17%	$1,541,978	$1,290,726	19%

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and WiLife video security systems. Gaming includes console and PC gaming peripherals. Digital Home is a new product family, combining our advanced Harmony Remote controls, Logitech Revue with Google TV, and peripherals associated with the Google TV platform. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

Retail unit sales of our pointing devices increased 23% and 32% in the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009. The growth in dollar sales was driven by sales of cordless mice which increased 16% and 31% in the three and nine months ended December 31, 2010, while units increased 43% and 60% over the same periods in the prior fiscal year. The strong sales and unit growth was driven by our expanded offerings of value-priced cordless mice, including the M215 and the M305, two of our wireless mice for notebooks. Sales of corded mice decreased 9% and 2% in the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009, while unit sales of corded mice increased 5% and 11% in the same periods.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 18% and 23% during the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year, due primarily to strong sales of our cordless keyboards and desktops. Sales of cordless keyboards and desktops increased 14% and 27% in dollars and 22% and 37% in units in the three and nine months ended December 31, 2010, with growth primarily in the value-priced end of the cordless desktop category. Two of our new products, the Wireless Keyboard K250 and the Wireless Desktop MK320, were the major contributors to the sales growth. Sales of corded keyboards and desktops decreased 2% in dollars and increased 12% in units in the three months ended December 31, 2010 compared with the same period in the prior fiscal year. During the nine month period, sales of corded keyboards and desktops increased 3% in dollars and 16% in units compared with the prior year period.

Retail Audio

Retail audio sales increased 5% and 9% in the three and nine months ended December 31, 2010 compared with the same periods in the prior year, whereas unit sales decreased 2% in the three months and increased 2% in the nine month period. The sales increase was generated primarily by PC headset sales, which grew 21% and 23% in dollars in the three and nine months ended December 31, 2010, with units decreasing 3% in the three month period and increasing 4% in the nine month period. Our Squeezebox family of streaming audio products also made positive contributions to retail audio sales during the three and nine months ended December 31, 2010. Sales of our digital music speakers increased 7% in dollars and 1% in units during the three months ended December 31, 2010 compared with the same period in 2009. For the nine month period, digital music speakers decreased 1% in dollars and 6% in units. PC speaker sales decreased 6% in dollars and 1% in units in the three month period, and increased 4% in dollars and 3% in units in the nine month period compared with the prior year.

Retail Video

Our retail unit sales in the Video category increased 7% and 22% in the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year. Our high-end HD Pro Webcam C910 and our Webcam C260 for wide screen video calling both made strong contributions to video growth in both the three and nine month periods ended December 31, 2010. In the three months ended December 31, 2010, both dollar sales and unit sales more than doubled in the high end of the major webcam price bands. In addition, our new Logitech Alert line of digital video security systems continued its positive contribution to the video category’s growth.

Retail Gaming

In the three months ended December 31, 2010 compared with the same period in the prior fiscal year, retail sales of our gaming peripherals increased 28%, with console gaming increasing 56% and PC gaming up 15%. The majority of this dollar growth was due to the success of our Driving Force GT wheel, designed to enhance the Gran Turismo 5 racing game, which was released late in the quarter. In unit sales for the three month period, gaming declined 26% overall, with console gaming down 33% and PC gaming down 21%. During the nine months ended December 31, 2010, console gaming retail sales increased 21% and PC gaming retail sales decreased 9% compared with the nine months ended December 31, 2009. Retail units sold during the nine months decreased 38% for console gaming and 20% for PC gaming compared with the same period in 2009.

Retail Digital Home

Retail sales of our Harmony remotes increased 34% and 67% and units sold increased 62% and 96% during the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year. The growth was driven by multiple products, with the Harmony One being the primary contributor, followed by Harmony 650 and Harmony 300. The launch of Logitech Revue and the associated peripherals contributed sales of $23.4 million to our new Digital Home product family in the three months ended December 31, 2010.

Gross Profit

Gross profit for the three and nine months ended December 31, 2010 and 2009 was as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Net sales	$754,054	$617,101	22%	$1,815,268	$1,441,304	26%
Cost of goods sold	482,881	408,137	18%	1,158,132	1,002,730	15%

Gross profit	$271,173	$208,964	30%	$657,136	$438,574	50%

Gross margin	36.0%	33.9%	6%	36.2%	30.4%	19%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Gross margin increased to 36.0% and 36.2% in the three and nine months ended December 31, 2010 compared with 33.9% and 30.4% in the same periods in the prior year. The increase in gross margin was primarily due to operational improvements in our supply chain and the higher gross margin contributed by LifeSize product sales, partially offset by the negative impact of the weaker euro in fiscal year 2011 compared with fiscal year 2010.

Our operational improvements which contributed to the higher gross margin included utilization of ocean freight for key products rather than more costly air shipments, and savings in manufacturing and distribution costs.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Marketing and selling	$124,914	$87,322	43%	$313,803	$215,095	46%
% of net sales	17%	14%		17%	15%
Research and development	38,955	32,931	18%	118,271	96,116	23%
% of net sales	5%	5%		7%	7%
General and administrative	31,264	30,284	3%	86,044	75,204	14%
% of net sales	4%	5%		5%	5%
Restructuring Charges	—	—		—	1,494
% of net sales	0%	0%		0%	0%

Total operating expenses	$195,133	$150,537	30%	$518,118	$387,909	34%

The increase in total operating expenses in the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year was primarily due to our acquisition of LifeSize in December 2009. Excluding the LifeSize expenses, the percentage increase in operating expenses for the three and nine months ended December 31, 2010 was slightly higher than the increase in total net sales excluding LifeSize sales, as the Company continued to invest in product development and demand generation activities to support the resumption of revenue growth.

We refer to our operating expenses excluding the impact of foreign currency exchange rates as constant dollar operating expenses. Constant dollar operating expenses are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating prior period operating expenses in each local currency at the current period’s average exchange rate for that currency. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, the increases in constant dollar total operating expenses for the three and nine months ended December 31, 2010 would have been 29% and 33%.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expenses increased 43% and 46% in the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009, primarily due to the addition of LifeSize sales and marketing personnel in December 2009, and variable demand generation activities focused on Harmony remotes and Logitech Revue. Excluding the impact of LifeSize, marketing and selling expenses grew at a faster rate than our sales increase in the three month and nine month periods due to a partial restoration of headcount to support the return to sales growth, increased salaries and bonuses related to our return to quarterly profitability, and increased advertising and marketing expenses. The increased advertising and marketing spending related primarily to approximately $27 million of variable demand generation activities in connection with our Harmony Remotes and Logitech Revue, as well as other new product launches. In comparison, marketing and selling expenses in the three and nine months ended December 31, 2009 were particularly low due to the Company’s continued cost reduction efforts in response to the economic downturn.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, the increases in constant dollar marketing and selling expense for the three and nine months ended December 31, 2010 would have been 44% and 47%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 18% and 23% increase in research and development expense for the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year was primarily due to the addition of LifeSize. Excluding the impact of LifeSize, salaries and bonuses for the three and nine months ended December 31, 2010 increased slightly compared with the prior fiscal year, in line with our return to quarterly profitability. Consulting fees related to our development of Logitech Revue for Google TV also contributed to the increase in research and development expense compared with the prior year.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, the increases in constant dollar research and development expense would have been 17% and 22%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 3% and 14% in the three and nine months ended December 31, 2010 compared with the three and nine months ended December 31, 2009. The addition of LifeSize expenses during the nine months ended December 31, 2010 contributed to the increase. In the same period of the prior year, LifeSize expenses were included only from December 11, 2009, the date of acquisition. Higher salary and bonus expenses also contributed to the increase, due to normal increases related to our return to quarterly profitability, compared with the prior year’s cost containment efforts. The nine months ended December 31, 2009 also included LifeSize transaction costs of $5.8 million.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2010 and 2009, the percentage increases in constant dollar general and administrative expense would have 3% and 15%.

Restructuring Charges

Restructuring charges consisted of termination benefits, asset impairment charges, contract termination costs and other charges associated with the restructuring plan initiated in January 2009. The restructuring was completed as of March 31, 2010.

The following table summarizes restructuring related transactions during the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Contract Termination Costs	Other

Balance at March 31, 2009	$3,794	$3,779	$15	$-
Charges	1,449	1,366	83	-
Cash payments	(4,245)	(4,220)	(25)	-
Other	(8)	(4)	(4)	-
Foreign exchange	91	91	-	-

Balance at June 30, 2009	$1,081	$1,012	$69	$-

Charges	45	(22)	9	58
Cash payments	(718)	(698)	(20)	-
Other	(4)	63	-	(67)
Foreign exchange	19	19	-	-

Balance at September 30, 2009	423	374	58	(9)

Cash payments	(200)	(180)	(20)	-
Other	(6)	(6)	-	-
Foreign exchange	(7)	(4)	-	(3)

Balance at December 31, 2009	$210	$184	$38	$(12)

Balance at March 31, 2010	$399	$158	$334	$(93)
Cash payments	(168)	-	(168)	-
Other	(74)	(149)	-	75
Foreign exchange	(3)	-	-	(3)

Balance at June 30, 2010	$154	$9	$166	$(21)

Cash payments	(73)	-	(73)	-

Balance at September 30, 2010	$81	$9	$93	$(21)

Cash payments	(55)	(9)	(67)	21

Balance at December 31, 2010	$26	$-	$26	$-

Interest Income, Net

Interest income and expense for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Interest income	$541	$668	(19%)	$1,714	$1,913	(10%)
Interest expense	(2)	(254)	(99%)	(19)	(268)	(93%)

Interest income, net	$539	$414	30%	$1,695	$1,645	3%

Interest income was lower during the three and nine months ended December 31, 2010 compared with the same periods in the prior fiscal year due to significantly lower invested balances, nearly offset by higher interest rates.

Other Income (Expense), Net

Other income and expense for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change %	2010	2009	Change %

Foreign currency exchange gains (losses), net	$(588)	$1,998	(129%)	$(1,649)	$860	(292%)
Insurance investment income	1,063	815	30%	887	1,219	(27%)
Gain on sale of building	-	-	0%	838	-	100%
Other, net	320	239	34%	721	337	114%

Other income, net	$795	$3,052	(74%)	$797	$2,416	(67%)

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, or to the sale of currencies. The foreign currency exchange losses in the three months ended December 31, 2010 resulted from a weaker U.S. dollar compared with the Chinese renminbi, Tawainese dollar, Canadian dollar and Swiss franc, partly offset by gains recognized on currency sales. We do not speculate in currency positions, but we are alert to opportunities to realize foreign exchange gains. The foreign currency exchange losses for the nine months ended December 31, 2010 resulted primarily from realized losses on foreign exchange swap contracts.

Insurance investment income represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of our subsidiaries. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a Company-selected portfolio of mutual funds.

The gain on sale of building in the nine months ended December 31, 2010 relates to the sale of our building in Romanel, Switzerland during the three months ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,			Nine months ended December 31,
	2010	2009	Change	2010	2009	Change

Provision for income taxes	$12,372	$4,807	157%	$15,826	$14,262	11%
Effective income tax rate	16.0%	7.8%		11.2%	26.1%

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

The change in the effective income tax rate for the three months ended December 31, 2010 compared with the three months ended December 31, 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009 is primarily due to discrete tax benefits of $11.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development credit which had expired on December 31, 2009. Accordingly, the Company’s income tax provision for the nine months ended December 31, 2010 includes a tax benefit of $1.6 million related to the U.S. federal research tax credit.

As of December 31, 2010 and March 31, 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $127.7 million and $125.2 million, of which $106.5 million and $101.4 million would affect the effective income tax rate if recognized. The income tax liability associated with uncertain tax positions as of December 31, 2010 did not increase substantially compared with March 31, 2010 primarily due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2010 and March 31, 2010, the Company had approximately $10.0 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At December 31, 2010, our working capital was $556.3 million, compared with $327.6 million at December 31, 2009. The increase in working capital over the prior year was primarily due to cash generated from operations and higher accounts receivable from increased sales. In December 2009, we paid $382.8 million to acquire LifeSize, which reduced our working capital as of December 31, 2009.

During the nine months ended December 31, 2010, operating activities provided net cash of $153.2 million. The primary driver of the decline in operating cash flows compared with the nine months ended December 31, 2009 was the higher investment in inventory and the increase in accounts receivable, partially offset by the increase in net income. Net cash used in investing activities was $37.5 million. We invested in capital expenditures and a business combination, which was partially offset by the sale of a building. Net cash provided by financing activities was $31.1 million, primarily from proceeds from employee stock purchases and the exercise of stock options.

At December 31, 2010, we had cash and cash equivalents of $460.7 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company has credit lines with several European and Asian banks totaling $114.9 million as of December 31, 2010. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At December 31, 2010, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009

Accounts receivable, net	$336,098	$248,625
Inventories	300,630	235,012
Working capital	556,268	327,607
Days sales in accounts receivable (DSO) (1)	40 days	36 days
Inventory turnover (ITO) (2)	6.4x	6.9x
Net cash provided by operating activities	$153,228	$299,350

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories as of the most recent quarter-end and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities in the nine months ended December 31, 2010 was $153.2 million compared with $299.4 million for the nine months ended December 31, 2009. The primary driver of the lower operating cash flows in fiscal year 2011 was the increase in accounts receivable and the higher investment in inventory, partially offset by the increase in net income. Accounts receivable increased primarily as a result of increased sales. Inventory was higher at December 31, 2010 due to approximately $35.0 million of Digital Home products, an improved demand environment which requires more available inventory, and our decision to establish an inventory buffer in order to provide improved service levels.

DSO as of December 31, 2010 increased by 4 days over the prior fiscal year. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the nine months ended December 31, 2010 were slightly lower than in the nine months ended December 31, 2009, due to the increased level of inventory. Although inventory levels have increased from the prior year and from fiscal year end, the aging of the products in inventory has improved substantially.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Nine months ended December 31,
	2010	2009

Purchases of property, plant and equipment	$(31,835)	$(26,438)
Purchase of trading investments	(12,554)	-
Proceeds from cash surrender of life insurance policies	11,313	813
Acquisitions and investments, net of cash acquired	(7,300)	(388,807)
Proceeds from sale of property, plant, and equipment	2,688	-
Other, net	194

Net cash used in investing activities	$(37,494)	$(414,432)

Our capital expenditures during the nine months ended December 31, 2010 and 2009 were principally for computer hardware and software purchases, machinery and equipment, and normal expenditures for tooling. Purchasing activity was lower in the nine months ended December 31, 2009, as we focused our cash outlays on critical capital needs.

In December 2010, we surrendered the Company-owned life insurance contracts held in a Rabbi Trust representing investments of a management deferred compensation plan offered by one of the Company’s subsidiaries. We invested the proceeds of $11.3 million from the life insurance contracts, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a $12.6 million Company-selected portfolio of mutual funds, which are also held in the Rabbi Trust.

In the nine months ended December 31, 2010, we acquired substantially all of the assets of Paradial AS for $7.3 million in a business combination. In the nine months ended December 31, 2009, we acquired LifeSize Communications for $378.6 million, net of cash acquired of $3.7 million, and certain assets of TV Compass for $10.0 million.

Proceeds from the sale of property, plant and equipment were related to the sale of our building in Romanel, Switzerland.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2010 and 2009 (in thousands):

	Nine months ended December 31,
	2010	2009

Repayment of short- and long-term debt	$-	$(13,601)
Purchases of treasury shares	-	(101,267)
Proceeds from sale of shares upon exercise of options and purchase rights	28,336	15,979
Excess tax benefits from share-based compensation	2,735	1,708

Net cash provided by (used in) financing activities	$31,071	$(97,181)

During the nine months ended December 31, 2009, we repaid $13.6 million of short- and long-term debt assumed when we acquired LifeSize Communications and repurchased 5.8 million Logitech shares for $101.3 million at an average price per share of $17.35 under the Company’s June 2007 buyback program. No share repurchases were made in the nine months ended December 31, 2010.

Cash of $28.3 million and $16.0 million was provided during the nine months ended December 31, 2010 and 2009 from the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock purchase plans. Tax benefits recognized on the exercise of share-based payment awards provided $2.7 million and $1.7 million.

Cash Outlook

We have financed our operations and capital requirements primarily through cash flow from operations and, to a lesser extent, capital markets and bank borrowings. Our working capital requirements and capital expenditures may increase to support future expansion of Logitech operations. Future acquisitions or expansion of our operations may be significant and may also require the use of cash. In addition, uncertainty regarding future global economic conditions could adversely affect our operations and require the use of cash.

In connection with the acquisition of LifeSize Communications, Inc. in December 2009, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of February 4, 2011, we have not made any repurchases under the September 2008 program.

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

During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of December 31, 2010, we are not able to estimate the potential future liability, if any, which may result from these examinations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $365.3 million in fiscal year 2010 and $153.2 million in the nine months ended December 31, 2010. Despite the uncertain economic environment, we believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of December 31, 2010, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan obligations. The following summarizes our contractual obligations and commitments at December 31, 2010 (in thousands):

December 31, 2010

Operating leases	$70,976
Purchase commitments - inventory	131,123
Purchase obligations - capital expenditures	12,918
Purchase obligations - operating expenses	68,238
Income taxes payable - non-current	121,165
Obligation for management deferred compensation	12,268
Pension and post-employment obligations	21,402
Other long-term liabilities	14,078

Total contractual obligations and commitments	$452,168

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of December 31, 2010 were $1.6 million. The increase in future minimum annual rentals as of December 31, 2010 compared with March 31, 2010 was due to a new research and development office in Lausanne, Switzerland, new facilities for our LifeSize division in Austin, Texas and a new office for our audio business unit in Vancouver, Washington.

Purchase Commitments

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At December 31, 2010, fixed purchase commitments for capital expenditures amounted to $12.9 million, and primarily relate to commitments for manufacturing equipment and tooling. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At December 31, 2010, fixed purchase commitments for inventory amounted to $131.1 million, which are expected to be fulfilled by May 31, 2011. We also had other commitments of $68.2 million for consulting, marketing arrangements, advertising and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At December 31, 2010, we had $121.2 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $116.5 million in non-current income taxes payable and $2.4 million in current income taxes payable as of March 31, 2010. The income tax liability associated with uncertain tax positions as of December 31, 2010 did not increase substantially compared with March 31, 2010 primarily due to the expiration of statutes of limitations and the closure of income tax audits in certain foreign jurisdictions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other tax jurisdictions. Although timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly vary. At December 31, 2010, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $9.1 million as of December 31, 2010. As of December 31, 2010, $9.1 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee arrangements. These guarantees do not specify a maximum amount. As of December 31, 2010, $5.5 million was outstanding under these guarantees.

Indemnifications

The Company indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions at December 31, 2010. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, euro, British pound, Japanese yen, Mexican peso and Canadian dollar,. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Swiss franc, Japanese yen or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at December 31, 2010. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Chinese renminbi	U.S. dollar	$(26,431)	$2,403	$(2,937)
Taiwanese dollar	U.S. dollar	19,936	(1,812)	2,215
Euro	British pound	16,732	(1,521)	1,859
Japanese yen	U.S. dollar	(10,735)	976	(1,193)
Mexican peso	U.S. dollar	(8,974)	816	(997)
U.S. dollar	Canadian dollar	7,160	(651)	796
Euro	U.S. dollar	(2,129)	194	(237)
Euro	Swedish krona	(1,159)	105	(129)
Euro	Swiss franc	(1,046)	95	(116)
Australian dollar	U.S. dollar	757	(69)	84
U.S. dollar	Hong Kong dollar	(729)	66	(81)
Euro	Norwegian krone	(695)	63	(77)
Euro	Russian rouble	439	(40)	49
Swiss franc	U.S. dollar	395	(36)	44

		$(6,479)	$589	$(720)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company transferred a portion of its cash investments to CNY accounts. At December 31, 2010, net assets held in CNY totaled $26.4 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of December 31, 2010, the notional amount of foreign exchange forward contracts outstanding related to forecasted inventory purchases was $59.9 million (€47.1 million). Deferred realized losses of $2.3 million are recorded in accumulated other comprehensive loss at December 31, 2010, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.2 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of December 31, 2010 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value.

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2010 relating to foreign currency receivables or payables was $11.0 million. Open forward contracts as of December 31, 2010 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amount of foreign exchange swap contracts outstanding at December 31, 2010 was $19.7 million. Swap contracts outstanding at December 31, 2010 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos. Unrealized net losses on the contracts outstanding at December 31, 2010 were $0.4 million.

If the U.S. dollar had appreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.2 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, an $8.8 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2010 and March 31, 2010 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Logitech’s operations and performance depend significantly on worldwide economic conditions. The global economic recession had a significant negative impact on our business. Our business and operating results have improved, in part as a result of the steps we have taken in response to general economic conditions. However, the strength and precise timing of future improvement of our business is uncertain. In addition, uncertainty about current and future global economic conditions may have the following negative effects on our business, operating results, and financial condition:

•	Slow sales to our customers, reflecting current and anticipated lower end-user consumer demand for our products as well as a shift in consumer buying patterns toward lower-priced products.

•

Risk of future customer bankruptcy or business failures from new or incremental tightening in the credit markets, resulting in lower sales levels and increases in bad debt write-offs and receivables reserves.

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

If our business does not continue to improve as we expect, or if global economic conditions deteriorate, our operating results in a given quarter could be below the expectations of financial analysts and investors, which could increase the volatility of our share price.

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

The peripherals industry is characterized by short product life cycles, frequent new product introductions, rapidly changing technology and evolving industry standards. The video conferencing market is characterized by continual performance enhancements, increasing consolidation of market participants, and large, well-financed competitors. As a result, we must continually innovate in our current and emerging product categories, introduce new products and technologies, enhance existing products, and aggressively manage costs in order to remain competitive.

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

We are investing significantly in the development and marketing of our products for the Google TV platform. We believe that the Google TV platform has the potential to provide us with a sizable and growing installed base to generate incremental sales over an extended period of time. However, consumer reaction to and demand for Google TV and our products for it have been less positive than we anticipated. If demand continues to be less positive than we expect, if Google fails to further develop and support the Google TV platform, if Google TV is not introduced by Google in countries outside of the United States, or if we choose to invest more in marketing or other expenses in order to develop and promote our products for Google TV, our revenue expectations for our products for Google TV may not be achieved and the revenue generated could be less than the resources we have invested, which could harm our business and operating results.

If we do not successfully innovate and market products for tablets and other mobile devices, in particular those with touch interfaces, our business and results of operations may suffer.

We have historically targeted peripherals for the PC platform. The increasing popularity of tablets and smart phones with computing or web surfing capabilities and touch interfaces is rapidly changing the PC market. In our OEM channel, the slower growth of desktop PCs has adversely affected our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 10% of total revenues in the nine months ended December 31, 2010 and 10% of total revenues during the fiscal year ended March 31, 2010. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

In our retail channels, notebook PCs, tablets and smart phones are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with these devices is still uncertain. The increasing popularity of tablets and smart phones may result in a decreased demand by consumers for our PC peripherals, which would negatively affect our sales of these products. The increasing popularity of tablets and smart phones has coincided with a steadily decreasing average sales price for desktop and notebook PCs. As a result, there is a risk that the demand for those of our products that have a relatively high average sales price in relation to the price of a desktop or notebook PC will decline. If we do not successfully innovate and market products designed for tablets and smart phones, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be significantly harmed.

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

The video conferencing industry is characterized by continual performance enhancements, increasing consolidation of market participants, and large, well-financed competitors. There is heightened interest in the video conferencing market by companies such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person videoconferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, such as our products for Google TV, as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Hewlett-Packard, Polycom, Inc. and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Royal Philips Electronics NV and Hewlett-Packard. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive, which has impacted our revenues and margins.

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

Digital Home. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. Our products for Google TV compete to some extent with those offered by Sony, and more broadly, with connectivity devices and peripherals for other connected or smart TV platforms. We expect that the growth in recent years in consumer demand for peripheral devices for home entertainment systems will likely result in increased competition.

Video Conferencing. Our primary competitors in the enterprise video conferencing market are Cisco’s Tandberg subsidiary and Polycom. These companies have longer experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems. Cisco and Hewlett-Packard have substantially greater financial, sales and marketing, and engineering resources than we do. In addition, there are a number of smaller competitors which compete with LifeSize, along with Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

The growth of our LifeSize division depends in part on our ability to increase sales to enterprises with installed bases of Cisco and Tandberg equipment, and to enterprises that may purchase their equipment in the future. Cisco is a leading producer of networking, switching and other telecommunications infrastructure products and end-points, such as phones, that are frequently used within enterprises. In addition, Cisco recently purchased Tandberg, a leader in video communications. We believe the ability of our LifeSize products to interoperate with Cisco and Tandberg equipment, and with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers, to be a key factor in purchasing decisions by current or prospective LifeSize customers. Cisco and Tandberg may be able to improve the functionality of their own videoconferencing equipment to correspond with ongoing enhancements to Cisco’s networking, switching and other telecommunications equipment before we are able to make such improvements, or may restrict the interoperability of their products with ours. This could significantly harm the sales of our LifeSize division. As a result, the growth of our LifeSize division, and the growth of Logitech as a whole, could be significantly harmed.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. For example, the availability of transportation resources has been constrained recently by competitive actions and vendor consolidation. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand and we could lose sales, or we may experience a build-up in inventory.

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

We conduct operations in a number of countries, and are investing significantly in growing our sales and marketing activities in China. We may also increase our investments to grow sales in other emerging markets. There are risks inherent in doing business in international markets, including:

•	difficulties in staffing and managing international operations;

•	compliance with laws and regulations, including environmental and tax laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

•	exposure to political and financial instability, leading to currency exchange losses and collection difficulties or other losses;

•	exposure to fluctuations in the value of local currencies;

•	difficulties and increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition;

•	changes in VAT (value-added tax) or VAT reimbursement;

•	imposition of currency exchange controls; and

•	delays from customs brokers or government agencies.

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

We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our introduction of products for Google TV. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Logitech did not make any purchases of its equity securities during the quarter ended December 31, 2010. In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. Logitech has not repurchased any shares under this program.

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

February 7, 2011