Form 10-K
period 2011-03-31
LOGITECH INTERNATIONAL SA
filed 2011-05-27
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on October 1, 2010, the last business day of the registrant’s second fiscal quarter on the NASDAQ Global Select Market, was approximately $2,559,253,732. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant’s shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

As of May 2, 2011, there were 179,191,688 shares of the Registrant’s share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2011.

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include statements related to:

•	our business strategy and investment priorities for fiscal year 2012 and beyond, considering current and future general regional economic conditions and potential product growth opportunities;

•	our business and product plans for fiscal year 2012 and evolving consumer demand trends affecting our products and markets;

•	our belief that the market opportunities for Logitech products are growing in emerging markets such as China, India, Latin America and Eastern Europe;

•	our belief there will be additional demand for complementary peripherals to enhance consumers’ experiences with tablets and other connected computing devices;

•	our belief that Google TV and other connected TV platforms provide an opportunity to develop another significant installed base for our products over time;

•	our belief that Logitech is well-positioned to compete with differentiated video and audio solutions that support the emerging unified communications platforms; and

•

the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs for the foreseeable future.

Factors that might affect these forward-looking statements include, among other things:

•	general market trends and consumer demand for personal computer peripherals in mature and emerging markets, and for peripherals to use with tablets and other mobile devices with touch interfaces;

•	market acceptance of our products, our ability to accurately forecast market trends and consumer demands, the sales mix between our lower- and higher-margin products, and our geographic sales mix;

•

our decisions to prioritize investments in our LifeSize division, in growing our sales and marketing in China and other high-potential emerging markets, in peripherals for tablets, and in our other investment priorities, and the impact of those decisions on our current operations and future performance;

•	the effect of pricing, product, marketing and other initiatives by our competitors and our reaction to them on our sales, gross margins, and profitability;

•	competition in the video conferencing and communications industry, and the rate of adoption of video communications in enterprises;

•	the impact of a failure to successfully innovate in our current and emerging product categories and identify new features or product opportunities;

•	the impact on our sales, operating expenses and profitability of worldwide economic and business conditions, including fluctuations in currency exchange rates; and

•	the influence of our product introductions and marketing activities on our sales and profitability growth.

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will” and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K to the “Company,” “Logitech,” “we,” “our,” and “us” refer to Logitech International S.A. and its consolidated subsidiaries.

Logitech has two operating segments, peripherals and video conferencing.

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers) and other digital platforms. Our products for the PC include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturers) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas, EMEA, and Asia Pacific. Our OEM sales team is a worldwide organization with representatives in each of our three regions.

We sell our peripheral products to a network of distributors and resellers and to OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 85%, 89% and 85% of our net sales in the fiscal years ended March 31, 2011, 2010 and 2009. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. For the fiscal years ended March 31, 2011, 2010 and 2009, sales to OEM customers were 9%, 10% and 15% of our net sales.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% and 1% of our net sales in the fiscal years ended March 31, 2011 and 2010. We acquired LifeSize on December 11, 2009. Based on financial measurements for the fiscal year ended March 31, 2011 as evaluated by Logitech’s Chief Executive Officer, the LifeSize operating segment does not meet the quantitative thresholds for separate disclosure of financial information required by generally accepted accounting principles in the United States.

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

For the fiscal year ended March 31, 2011, we generated net sales of $2.4 billion, operating income of $142.7 million and net income of $128.5 million. We employed approximately 11,000 employees as of March 31, 2011 and conducted business in approximately 104 countries.

A summary of our net sales and long-lived assets by geographic region can be found in Note 17 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A Risk Factors, which is incorporated herein by reference.

Industry Overview

Historically, Logitech’s business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumer, business and institutional applications, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. These trends have created opportunities for new applications, new users and dramatically richer interaction between people and digital content. Logitech has enhanced these applications and interactions with supporting peripherals as well as the development of its own innovative applications.

The PC industry continues to provide Logitech with significant opportunity. In our mature markets, such as the United States, Canada, Western and Nordic Europe, Japan, Australia and New Zealand, the installed base of PC users is large and continues to grow moderately. In emerging markets, such as China, Brazil, India and Russia, the installed base of PC users is experiencing strong growth, presenting new opportunities for Logitech to broaden its PC peripherals customer base. For example, China’s Internet population is now 20 percent of the world’s Internet population, and Internet users in India, Brazil and Russia are growing significantly as well. These large populations are also younger than the populations of Internet users in more mature markets.

In addition, there is growing adoption in both mature and emerging markets of new mobile platforms for consumer and business use of digital content, such as tablets and smartphones. These platforms are experiencing strong growth, and Logitech is well positioned to offer peripherals and accessories to augment the use of tablets and other connected computing devices. For example, consumers are optimizing their tablet listening experiences with premium earphones and speaker docks. And they are enhancing their tablet experience with a range of accessories and peripherals that enable them to create, consume and share digital content more conveniently and comfortably. Logitech is also leveraging the use of tablets and other connected computing devices to extend the convenience and flexibility of some existing product lines. For example, customers of Logitech’s Alert video security cameras can monitor their home from their iPad or smartphone.

Beyond mobile digital devices such as laptops, tablets and smartphones, an increasing number of consumers in both mature and emerging markets are enjoying their digital content on their TV screen. Consumers are connecting their PC to the TV screen to interact with the Web or they are connecting their TV to a dedicated device that can deliver Internet content such as search, shopping or games, streaming movies or video calling. Opportunities for Logitech to support consumers’ adoption of connected TVs continue to unfold. In addition to providing control devices for the connected TV, Logitech has begun offering a TV cam for video communication and the Company has partnered with Google to offer a companion box that runs the Google TV software platform for connected TVs.

The use of video across all these platforms — mobile devices such as laptops, tablets and smartphones, and the TV — is a growing trend among consumers. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of these platforms to any other platform. Logitech has showcased such interoperability by enabling video calling between a TV and a PC. Other providers are offering the ability to conduct a video call between a smartphone or tablet and a PC or Mac.

The trend among businesses and institutions to use video conferencing is even more prevalent than consumer use of video calling, and offers a key growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of higher Internet bandwidth, video conferencing is becoming a key component of UC (unified communications), which is the integration of enterprise-class collaboration and communications solutions such as voice mail, e-mail, chat, presentation sharing and live video meetings. With large, well-financed competitors such as Cisco and Hewlett-Packard also showing interest in this market, the competition is greater than in Logitech’s traditional markets. However, we believe that Logitech is well-positioned to compete with differentiated video and audio solutions that support the emerging UC platforms.

Finally, we believe that trends established in the consumer technology market, such as brand identity, affordability, ease of installation and use as well as visual appeal, have become important aspects of the purchase decision when buying a consumer electronics product. These are strengths that Logitech offers in both consumer and business markets.

Consumer Behavior and Customer Experience Strategy

Our strategy is to continue our emphasis on a deep understanding of consumers in each market and on integrating consumer insights into our product development and marketing. The mission of our customer experience organization is to strive to understand our consumers so that we can create products and services that accurately anticipate their needs — and reach them through marketing programs that are relevant to them. We are also focused on understanding and improving the consumer’s overall experience with Logitech products. The customer experience group’s goal is to ensure optimal levels of experience in all Logitech products and at each consumer touch point. We use metrics and consumer feedback mechanisms to drive meaningful and measurable improvements in our products. We believe that these improvements increase consumer loyalty over time. In addition, by focusing on maximizing the number of consumers who actively recommend Logitech products, we are fueling brand preference within and across our many product categories. This is especially important because we believe today’s consumer exhibits increasing skepticism toward manufacturers, yet is more trusting of personal recommendations.

Business Strategy

Logitech’s objective is to develop a strong portfolio of growth opportunities by linking people to the digital world wherever and whenever they need to access digital information for work or play. Historically, the PC has been the main interface to the digital world and the Internet. As access to digital information expands beyond the PC platform, we are also extending our portfolio to mobile devices, enterprise video communications, and the digital home as access points to the Internet and the digital world.

Our core business focuses on the substantial installed and still-growing base of PCs and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. We believe that the market for PC peripherals will continue to present growth opportunities. In developed markets, the installed base of users is large and continues to grow moderately. In emerging markets, such as China, the installed base of users is experiencing strong growth, presenting new opportunities for Logitech to broaden its PC peripherals customer base. As new connected devices for consumer and business use of digital content are developed and adopted, we also believe there are excellent opportunities for Logitech peripherals and accessories to improve the productivity, navigation and control abilities of tablets, smartphones and other mobile devices, enabling consumers to create, consume and share digital content more conveniently and comfortably.

Our LifeSize division focuses on video conferencing for businesses and institutions, and the potential for video conferencing as a key component of the large, fast-growing and relatively early-stage UC market. We believe that a strategy of high quality experience combined with a compelling price/performance advantage will allow us to grow our video communications business, expand into emerging markets and infrastructure solutions, and support emerging UC platforms with differentiated video and audio solutions.

Our digital home business is based on the strength of our remote controls products and the potential of our products for Google TV. Although it is early in the development and adoption of Internet connected televisions, we believe the opportunity exists to develop another significant installed base for our products over time.

We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Product Strategy

To capitalize on the opportunities we anticipate in the growing digital marketplace, Logitech’s product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many connected devices used by today’s consumers and enterprises.

The PC/Mobile Device

Logitech continues to provide new, more innovative, high-performance PC and Mac computer navigation devices for the large existing installed base of PC and Mac computers. In addition, we are also a leading brand for video communication products and PC audio products. The significant growth of tablets, smartphones and other mobile devices provides opportunities for Logitech to support these platforms. Our current product portfolio includes the Logitech Keyboard Case for the iPad 2, wireless portable speakers and the Ultimate Ears line-up of earphones, and we expect to significantly expand our line of products for tablets and other mobile devices in fiscal year 2012. We believe there will be additional demand for complementary peripherals to enhance consumers’ experiences with tablets and other mobile devices.

The Meeting Room

Our LifeSize division represents our focused investment in the growth of video communications in enterprises and organizations. LifeSize is a leader in HD communication innovation at multiple price points, offering complete and scalable solutions including hardware, software, endpoints, services and infrastructure to small and medium enterprises. LifeSize is also developing solutions interoperable with Logitech webcams and audio peripherals to leverage our combined expertise.

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

Our product portfolio includes a line of advanced remote controls for home entertainment, the Squeezebox network music system that allows people to enjoy digital music in any room of the house, the Alert video security solution, and Logitech Revue for Google TV and related peripherals. These products represent part of our strategy to pursue new opportunities in the digital home environment, positioning Logitech at the convergence of consumer electronics and personal computing in the digital home. Logitech also offers a broad spectrum of products to enhance gaming consoles. We continue to innovate and develop new product offerings focused around the TV screen.

Geographic Expansion

We believe the market opportunities for Logitech products are growing in emerging markets such as China, India, Latin America and Eastern Europe. In China, we are investing significantly in expanding our sales force and local product and marketing initiatives designed specifically for the China market, as well as securing new channel partners and strengthening relationships with existing partners. As part of our business strategy, we plan to leverage the knowledge gained in China to capitalize on the additional growth opportunities available in other key emerging geographic areas.

Manufacturing

To effectively respond to rapidly changing demand and to leverage economies of scale, we intend to continue our hybrid model of in-house manufacturing and third-party contract manufacturers to supply our products. Through our high-volume manufacturing operations for peripherals located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.

Technological Innovation

Logitech seeks to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, the living room, and the meeting room, in addition to the PC, as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe this expansion of access points provides additional attractive and sizable opportunities for Logitech because the relevance and importance of navigation, interaction, video and audio interfaces and applications remains substantially the same across platforms.

We recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Seven of Logitech’s products were selected as 2011 CES (Computer Electronics Show) Innovation Award honorees, including the Logitech Keyboard Controller, which includes everything you need to control your Logitech Revue with Google TV as well as other TV accessories, the Logitech TV Cam, which lets you make and receive HD video calls on your HDTV through your Logitech Revue box, our Wireless Solar Keyboard K750 that powers itself wherever there’s light, the HD Pro Webcam C910 for recording video in HD 1080p and making video calls in HD 720p with stereo audio, the Wireless Gaming Mouse G700 with full-speed wireless connection and 13 controls programmable for single actions or complex macros at a single click, the Wireless Headset F540 designed for console gamers and providing wireless stereo audio and voice chat connecting up to three devices and the Logitech Wireless Gaming Headset G930 with 7.1 Dolby surround sound in a positional soundfield as well as gaming-grade wireless technology. Logitech also introduced in fiscal year 2011 a variety of UC (unified communications) solutions, including Logitech for Business HD webcams, headsets optimized for Microsoft Lync 2010, and LifeSize video conferencing products, which enable the integration of multiple communication channels within an enterprise, such as VoIP (voice-over internet protocol), email, video conferencing and instant messaging.

Logitech is committed to meeting consumers’ needs for peripheral devices and believes that innovation, value and product quality are important elements to gaining market acceptance and strengthening our market position.

Products

Logitech has two operating segments, peripherals and video conferencing. Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs and other digital platforms. We sell our peripheral products to a network of distributors and resellers and to OEMs. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers.

Pointing Devices

Logitech offers many varieties of computer mice, sold through retail and OEM channels. Some of our major mice products include:

•	M215, M310 and M305 wireless mice with advanced 2.4 GHZ wireless connection and cordless USB plug-and-forget nano-receiver.

•	Performance Mouse MX and Anywhere Mouse MX with Logitech Darkfield Laser Tracking, which allows the mouse to be used virtually anywhere including clear glass and high-gloss surfaces.

•	Marathon Mouse 750, a wireless mouse that runs up to three years on one set of batteries.

•	Wireless Trackball M570, featuring the Logitech Unifying receiver.

Our mice products also include an expanded line of gaming mice, including the Wireless Gaming Mouse G700, with 13 precisely placed, programmable controls to perform single actions and complex macros, full-speed gaming-grade wireless, and a quick-connect charging cable. In addition, we sell both corded and cordless mice designed specifically for OEM customers.

Keyboards and Desktops

Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations). Some of our major keyboards and desktops include:

•	Wireless Solar Keyboard K750, a streamlined keyboard powered by light.

•	K800 Illuminated Wireless Keyboard, with automated backlighting and hand proximity detection.

•	The diNovo Edge keyboard, our award-winning top-of-the-line rechargeable keyboard.

•	Wireless Desktop MK320, with a full-featured keyboard and an easy-to-tote mouse.

•	G19 Keyboard for Gaming, featuring a color GamePanel LCD, customizable backlighting and on-the-fly macro recording.

Audio

Speakers

Logitech designs and manufactures a wide variety of multimedia speakers including:

•	Wireless Speaker Z515, delivering high fidelity sound from its dual two-inch drivers up to 50 feet away from your laptop or tablet.

•	The Laptop Z305 speaker, a lightweight speaker with an easy-to-attach clip-on design.

•	The S-series line of portable iPod/MP3 docks including the Rechargeable Speaker S715i and the Portable Speaker S135i.

•

The Z-623 2.1 THX certified speakers, the Z-506 5.1 Speakers, and the powerful Z-906 5.1 Surround Sound speakers, all of which have found high acceptance in connecting to PCs, laptops and gaming systems.

Streaming Media

Logitech offers a portfolio of affordable network music systems that make it easier to enjoy and control digital music anywhere in the home. The Squeezebox Touch, with its 4.3-inch color touch screen, connects to your existing stereo system and speakers and supports sampling rates of up to 24 bits at 96 kHz, delivering rich sound with very little distortion. The Squeezebox Radio is a compact network music player and alarm that allows you to connect to your home network, and access internet radio, your personal music collection or subscription services.

Earphones

The Ultimate Ears product line offers a range of in-ear consumer or universal fit earphones for portable music enthusiasts as well as custom stage earphones for professional musicians and sound engineers.

Our line of consumer Ultimate Ears noise-isolating universal fit earphones includes:

•	Ultimate Ears 100 and 200 value-priced earphones, with silicone ear cushions in a durable sweat-resistant design.

•	Ultimate Ears TripleFi 10 with triple armature speakers.

•

The Ultimate Ears 600 featuring single armature speakers with flexible wearing styles, the Ultimate Ears 600vi with voice capability options, and the Ultimate Ears 700 featuring dual armature speakers.

Our line of Ultimate Ears Custom Stage Earphones includes Ultimate Ears In-Ear Reference Monitors co-designed with Capitol Studios for professional studio engineers and producers for use during recording, mixing and mastering original music content, the UE-18 Pro featuring a unique six-speaker design, the UE-7 Pro for live performance and stage use, and the UE-4 Pro featuring a dual speaker design for emerging artists and audiophiles.

PC Headsets and Microphones

We offer headsets and microphones designed for applications such as PC voice communications, VoIP applications and online gaming. Some of our major products in this category include the ClearChat PC Wireless headset, the Wireless Headset H760, the USB Headset H530, the G35 Surround Sound Headset for gaming, the Wireless Gaming Headset G930, the USB Desktop Microphone, and the OCS certified Logitech B-530 USB Headset.

Video

Web Cameras

Logitech’s webcam offerings include:

•	Logitech HD Pro Webcam C910

•	Logitech Webcam Pro 9000

•	Logitech HD Webcam C510

•	Logitech TV Cam for use with Logitech Revue

Our premium webcam features lenses designed in an exclusive collaboration with Carl Zeiss, a premium autofocus system, video calling in HD 720p, and video recording in full HD 1080p. All our webcams feature Logitech Fluid Crystal Technology that automatically adjusts the frame rate, color and sharpness to provide the best possible picture and motion.

Logitech’s entire family of webcams works with most popular video messaging applications, and provides up to HD 720p video calling in Skype, Windows Live Messenger and Logitech Vid HD.

Video Security Systems

The Logitech Alert digital video security system is a complete home or small business video security system that you can quickly install yourself, with software that provides motion alerts and a live view from an internet-connected computer, your smartphone, tablet or Google TV system, including Logitech Revue.

Gaming

Logitech offers a full range of dedicated game controllers for PC gamers including joysticks, steering wheels, gamepads, mice and keyboards, and headsets, as well as gaming products for console platforms such as PlayStation2, PlayStation3, PSP (PlayStation Portable), Xbox, Xbox 360 and Nintendo Wii.

Our gaming products include:

•

Logitech G700 Wireless Gaming Mouse, a 2011 CES Innovations Award honoree in the Electronic Gaming category, featuring 13 programmable controls with macro capability and full-speed wireless connection.

•	Logitech G13 advanced gameboard with a built-in LCD screen, 25 programmable keys and onboard memory.

•

Logitech G27 Racing Wheel with several advanced features such as a six-speed gated shifter and clutch pedal, a high-torque, dual-motor force-feedback mechanism, 900 degrees of rotation, an 11-inch wheel, and premium materials such as stainless steel and leather.

•

Logitech G35 Surround Sound Headset, a CES Innovations Winner, which offers 7.1 channel surround sound, a proprietary ear-enclosing design and three customizable G keys for one-touch command over music, voice morphing and more.

Digital Home

Remote Controls

Our line of Harmony advanced remote controls for home entertainment systems uses our patented Smart State Technology. The Logitech family of remotes includes:

•	Harmony One remote features a touch-screen with backlighted buttons positioned in logical zones to make it easy to navigate, even in the dark.

•	Harmony 900 remote features a full-color touch screen, intuitive button layout, and RF system allowing you to control your devices through cabinet doors and walls.

•	Harmony 650 controls up to five devices and simplifies complex home-entertainment systems by giving you one-click control over your favorite activities.

Products for Google TV

We introduced our line of products for Google TV in the United States in October 2010, including:

•	Logitech Revue, a compact, plug-and-play companion box, and the Logitech Keyboard Controller, which together provide seamless control over the Google TV experience and your home-entertainment devices.

•	Logitech TV Cam and Vid HD service, which feature HD video calling from your television.

•	Logitech Mini Controller, featuring a combination of palm-sized keyboard, touchpad and remote control, and designed for use with Google TV.

LifeSize Video Conferencing

Our LifeSize division offers HD video communication solutions including HD video conferencing products, audio conference telephones, hardware infrastructure solutions, video management software, and services to support reliable video and audio communications and help users connect to any network securely and with ease. The LifeSize product line includes:

•	Passport, an HD video system that delivers telepresence-quality at a price point that enables broad deployment across an organization.

•	Express Series, which provides full HD video quality at the lowest possible bandwidth, allowing data-sharing and supporting dual HD display, full HD camera, and phone or microphone options.

•	Team Series, providing full HD video quality for natural, realistic interactions, along with ease of use and flexibility for workgroups, including four-way multipoint conferencing.

•

Room Series, a full HD standards-based system that provides high resolution and strong motion handling with lower latency. The LifeSize Room 220 comes standard with an embedded 8-way continuous multipoint bridge showing four visible sites.

•	LifeSize Bridge, a scalable HD video conferencing bridging solution offering a low-risk, cost-effective platform to modularly extend HD video conferencing to an entire organization.

•

LifeSize Video Center, a single appliance solution delivering one button HD streaming, recording and autopublishing to ensure that live and on-demand videos are easily accessible from any location and on more devices.

Competitive Strengths

We believe the key competitive strengths that allow Logitech to be successful in the markets in which we compete include:

•	Our understanding of product definition, technology and industrial design excellence, as demonstrated by the various awards that our product designs continue to receive.

•	Our expertise in key engineering disciplines that underlie our products and our continued enhancement of our products through the use of advanced technologies.

•	Our continuing to embrace new technologies and standards, with a list of over 100 industry “firsts” to our name and a patent portfolio of approximately 450 patents.

•	The Logitech and LifeSize brand names and industrial designs which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value.

•	Our volume manufacturing and distribution capabilities which allow us to maintain strong quality process controls and realize significant cost efficiencies.

•	Our global presence, capable of drawing upon the strengths of our global resources, global distribution system and geographical revenue mix.

•	Our expertise in a broad array of PC peripherals and video conferencing solutions.

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

Our research and development expenses for fiscal years 2011, 2010, and 2009 were $156.4 million, $135.8 million, and $128.8 million. We expect to continue to devote significant resources to research and development, including devices for the digital home, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
EMEA	$872,774	$882,635	$1,001,337
Americas	1,032,988	729,473	785,862
Asia Pacific	457,124	354,640	421,633

Total net sales	$2,362,886	$1,966,748	$2,208,832

Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of our total consolidated net sales in fiscal years 2011, 2010, and 2009. In fiscal years 2011 and 2009, no single country other than the United States represented more than 10% of our total consolidated net sales. The United States and Germany each represented more than 10% of our total consolidated net sales for fiscal year 2010.

In fiscal years 2011, 2010 and 2009, Ingram Micro Inc. and its affiliated entities together accounted for 12%, 13% and 14% of our net sales. No other customer individually accounted for more than 10% of our net sales during fiscal years 2011, 2010 and 2009. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

•	The agreements are non-exclusive in the particular territory and contain no minimum purchase requirements.

•

Each agreement may be terminated for convenience at any time by either party. Most agreements provide for termination on 30 days’ written notice from either party, with two Ingram Micro agreements providing for termination on 90 days’ notice.

•

We generally offer an allowance for marketing activities equal to a negotiated percentage of sales and volume rebates related to purchase volumes or sales of specific products to specified retailers. These terms vary by agreement.

•	Most agreements allow price protection credits to be issued for on–hand or in transit new inventory if we, in our sole discretion, lower the price of the product.

•

We grant limited rights to return product, which vary by distributor. Under most of the Ingram Micro agreements, the Ingram Micro entities may return defective products and may return up to 10% of the previous quarter’s purchases, if they place an offsetting order for the amount they returned. Under one agreement, the Ingram Micro entity may return aged products or take a nominal credit for inventory held over 60 days.

Marketing

Logitech builds awareness of our products and recognition of the Logitech brand through targeted advertising, public relations efforts, social media, distinct packaging of our retail products, in-store promotions and merchandising, a Worldwide Web site and other efforts. We also acquire knowledge of our users through customer feedback and market research, including focus groups, product registrations, user questionnaires, primary and multi-client surveys and other techniques. In addition, manufacturers of PCs and other products also receive customer feedback and perform user market research, which sometimes results in requests to Logitech for specific products, features or enhancements.

Sales and Distribution

Logitech sells its peripherals through many distribution channels, including distributors, OEMs and regional and national retail chains, including online retailers. We support these retail channels with third-party distribution centers located in North America, Europe and Asia Pacific. These centers perform final configuration of products and product localization with local language manuals, packaging, software CDs and power plugs.

In retail channels, Logitech’s direct sales force sells to distributors and large retailers. These distributors in North America include Ingram Micro, Tech Data Corporation, D&H Distributing, and Synnex Corporation. In Europe, pan-European distributors include Ingram Micro, Tech Data, and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany and Copaco Dc B.V. in the Netherlands. In Asia, major distributors include Beijing Digital China Limited in China, Daiwabo in Japan, and the pan-Asian distributor, Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.

Logitech’s products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Wal-Mart, Staples, Target, and Office Depot. In Europe, chains include Metro Group (MediaMarkt and Saturn), Carrefour Group, Kesa Electricals, Fnac, and Dixons Stores Group PLC, and in Asia Pacific, Australia’s Dick Smith Electronics Limited. Logitech products can also be purchased at the top online e-tailers, which include Amazon.com, TigerDirect.com, Buy.com, CDW, Insight Enterprises, Inc. and others.

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

Customer Service and Technical Support

Logitech maintains customer service and technical support operations in the United States, Canada, Europe, and the Asia Pacific region. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, forums, chat, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products which range from one to five years.

Manufacturing

Logitech’s manufacturing operations consist principally of final assembly and testing. Our high-volume manufacturing facility for peripherals products is located in Suzhou, China. The Suzhou facilities are designed to allow production growth as well as flexibility in responding to changing demands for Logitech’s products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management and employee involvement programs.

New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech’s contract manufacturers occur in Hsinchu, Taiwan,

Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech’s specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices, certain audio products, and video conferencing equipment are manufactured by third-party suppliers to Logitech’s specifications. Retail product localization with local language manuals, packaging, software CDs and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

Competition

Our peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experienced aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both the retail and OEM markets. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

We expect continued competitive pressure in our retail, OEM, and video conferencing business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

Pointing Devices, Keyboards and Desktops. Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially impact our market share.

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. Our Squeezebox network-based audio systems for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony Corporation and Royal Philips Electronics NV.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips and Hewlett-Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have negatively impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

Gaming. Competitors for our interactive entertainment products include Intec, Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, Inc. and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

Digital Home. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. Our products for Google TV compete to some extent with those offered by Sony, Apple Inc. and Roku, Inc., and more broadly, with connectivity devices and peripherals for other connected or smart TV platforms. We expect that the growth in recent years in consumer demand for peripheral devices for home entertainment systems will likely result in increased competition.

Video Conferencing. Our primary competitors in the enterprise video conferencing market are Cisco’s Tandberg subsidiary, Polycom, Inc., Radvision Ltd., Sony and Vidyo, Inc. Some of these companies have longer industry experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems, and have substantially greater financial, sales and marketing, and engineering resources than we do. In addition, Microsoft’s recent offer to acquire Skype Limited, if consummated, has the potential to give Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft’s product portfolio. There are also a number of smaller competitors which compete with LifeSize, along with Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

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

Europe. In Europe we are subject to the EU’s (European Union’s) Directive on RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Most Logitech products are covered by the directive and have been modified, if necessary, to be RoHS compliant. Logitech has an active program to ensure compliance with the RoHS directive and continues to source and introduce the use of RoHS compliant components and manufacturing methods in order to comply with the requirements of the directive.

Logitech is also subject to the EU’s ErP (Energy-related Products Directive), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the ‘CE’ mark. The directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics. To date the following implementing measures within the ErP directive are active and applicable to Logitech products:

•	1275/2008: Eco-design requirements for standby and off mode electric power consumption of electrical and electronic household and office equipment.

•	278/2009: Eco-design requirements for no-load condition power consumption and average active efficiency of external power supplies.

Logitech has assessed the applicability of these implementing measures on relevant product lines and has taken steps to ensure that our products meet the requirements. Adoption of the ErP directive will be aligned in all EU member states and conformity will be demonstrated by Logitech in conjunction with current CE conformity marking requirements. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland). Such requirements are substantially met by compliance with ErP.

We are also subject to a number of EOL (End of Life) Stewardship directives including the EU’s WEEE (Waste Electrical and Electronic Equipment) Directive, the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries.

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

United States and Canada. In the U.S., we are subject to, among other laws, Appliance Efficiency Regulations adopted via the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech’s products. The standards apply to appliances sold or offered for sale throughout the U.S., and Logitech has redesigned or changed products to comply with these regulations. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous, such as lead. Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of “Conflict Minerals” in the supply chain. We intend to comply with the reporting requirements of this Act on receipt of guidelines to be published by the Securities and Exchange Commission.

In Canada, we are subject to laws in various Canadian provinces that impose fees to cover the cost of recycling packaging.

Australia and New Zealand. In Australia and New Zealand, we are subject to the MEPS (Minimum Energy Performance Standards) regulations. These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech’s products. We have taken steps to modify products to ensure they are in compliance with MEPS.

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

Seasonality

Our retail peripheral product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December), due primarily to the increased demand for our products during the year-end holiday buying season, and to a lesser extent in the fourth fiscal quarter (January to March). Our sales in the first and second quarters can vary significantly as a result of new product introductions and other factors. Accordingly, we believe that year-over-year comparisons are more indicative of variability in our results of operations than current quarter to prior quarter comparisons.

Our video conferencing product sales experience minor seasonality. Sales are generally strongest during our third fiscal quarter due primarily to expiring budgets in the business community. Sales are generally lower during our fourth fiscal quarter, as annual business budgets may not be finalized until late in the quarter.

Materials

We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.

Employees

As of March 31, 2011, we employed approximately 11,000 people. None of Logitech’s U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of May 25, 2011:

Name	Age	Nationality	Position
Guerrino De Luca	58	Italian	Chairman of the Board
Gerald P. Quindlen	51	U.S.	President and Chief Executive Officer
Erik Bardman	44	U.S.	Sr. Vice President, Finance and Chief Financial Officer
Werner Heid	52	German	Sr. Vice President, Worldwide Sales and Marketing
Junien Labrousse	53	French	Executive Vice President, Products and President, Logitech Europe
L. Joseph Sullivan	57	U.S.	Sr. Vice President, Worldwide Operations

Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008. Previously, Mr. De Luca served as Logitech’s President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Inc. from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a BS degree in Electronic Engineering from the University of Rome, Italy.

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

Erik Bardman joined Logitech as Senior Vice President, Finance and Chief Financial Officer in October 2009. Prior to joining Logitech, Mr. Bardman served as a financial consultant to Zillion TV, an interactive television service company. Previously, he had been with eBay from 2003 to 2008, most recently as the chief financial officer for eBay Marketplaces, the company’s largest portfolio of businesses. At eBay, Mr. Bardman led a large global team focused on financial strategy, acquisitions, resource allocation and performance analysis. Prior to joining eBay, Mr. Bardman was with General Electric Company for 15 years in a variety of roles, developing broad expertise in consumer financial services, international finance and mergers and acquisitions. Mr. Bardman earned a BA degree from Dickinson College in Pennsylvania, with a major in history and a minor in economics. He is a graduate of GE’s Financial Management Program.

Werner Heid joined Logitech as Senior Vice President, Worldwide Sales & Marketing, in February 2009. Prior to joining Logitech, Mr. Heid was a consultative CEO to private equity firms from 2006 to 2009. Previously, he served as the president and chief executive officer of Iomega Corporation, a provider of consumer and small-business data-storage solutions, from 2001 to 2006. Before joining Iomega, Mr. Heid was the executive vice president of global sales, marketing and service for InFocus Corporation, a supplier of multimedia projection systems for consumers and business, from 2000 to 2001. He joined InFocus when it acquired Proxima Corporation, where Mr. Heid served as president from 1998 to 2000. Prior to taking on his leadership role at Proxima, Mr. Heid was with Hewlett-Packard Company for 14 years, in both Europe and the United States. At Hewlett-Packard, he led the business definition and the successful global market launch of the company’s All-In-One and color copier product businesses. Mr. Heid holds a masters degree in electrical engineering from University Karlsruhe in Germany.

Junien Labrousse joined Logitech as Vice President of the Video Division in 1997. He was named Senior Vice President, Video Business Unit in April 2001, Senior Vice President, Entertainment and Communications in July 2005 and Executive Vice President, Products in March 2007. In September, 2010, Mr. Labrousse was also named President, Logitech Europe. Prior to joining Logitech, he was Vice President of Engineering from 1995 to 1997 at Winnov LP, a U.S. company engaged in the development and marketing of multimedia products. For more than 10 years he held several engineering and management positions at Royal Philips Electronics NV, a global electronics company, in research and in the semiconductor business division. Mr. Labrousse holds an MS degree in Electrical Engineering from the Ecole Superieure d’Ingenieurs de Marseille, France and an MBA degree from Santa Clara University in California.

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

Available Information

Our Investor Relations Web site is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations Web site. The information we post includes filings we make with the U.S. Securities and Exchange Commission (“SEC”), including reports on Forms 10-K, 10-Q, 8-K, our proxy statement related to our annual shareholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws or Swiss laws. All such filings and information are available free of charge on the web site, and we make them available on the web site as soon as reasonably possible after we file or furnish them with the SEC. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these Web sites are intended to be inactive textual references only.

In addition, Logitech publishes press releases upon occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive e-mails when Logitech issues press releases upon occurrence of significant events within Logitech or other press releases by subscribing through http://ir.logitech.com/alerts.cfm.

As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech’s board of directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our website or on the Securities and Exchange Commission’s website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at: http://www.six-exchange-regulation.com/obligations/management_transactions_en.html

ITEM 1A.	RISK FACTORS

Our operating results are difficult to predict and fluctuations in results may cause volatility in the price of our shares.

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, the uncertainty of current and future global economic conditions, and for many other reasons, including the following:

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

•

Our sales are impacted by end-user consumer demand and current and future global economic conditions and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

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

We believe sales of our PC peripherals in our mature markets will decline, and that our future growth will depend on our emerging product categories and sales geographies, and if we do not successfully execute on our growth opportunities, we will not experience the sales and revenue growth we experienced in the past.

We have historically targeted peripherals for the PC platform. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. As a result, we intend to focus more of our personnel and financial resources on growth opportunities in emerging markets, in products for tablets and mobile devices, on our LifeSize division, and other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

Emerging Markets. We believe that the world’s emerging markets, such as China, India, Russia and Brazil, will be the high growth markets of the future for PCs and for our peripherals product lines. We are currently allocating significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potential entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, our business and results of operations could be significantly harmed.

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the consumer PC market. In our retail channels, tablets and smartphones are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, we only recently introduced our product line for tablets, and consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still uncertain. The increasing popularity of tablets and smart phones might decrease consumer demand for our PC peripherals, which would negatively affect our sales of these products. If we do not successfully innovate and market products designed for tablets and smart phones, if our distributor customers do not choose to carry or market such peripherals, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be significantly harmed.

LifeSize. Competition in the video conferencing industry is intense, with large, well-financed competitors, and we expect the number of competitors and the intensity of competition to increase. Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, provision of greater levels of services and support by us may result in a delay in the timing of revenue recognition. We anticipate that the growth of our LifeSize division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth. If our future investments do not produce the growth that we anticipate, our business and results of operations could be significantly harmed.

Google TV and Connected TVs. We have invested and expect to continue to invest in the development and marketing of our products for the Google TV platform. While we believe the Google TV platform has the potential to provide us with incremental sales over an extended period of time, consumer reaction to and demand for Google TV and our products for it have been less positive than we anticipated. If demand continues to be less positive than we expect, if Google fails to further develop software enhancements for and support of the Google TV platform, if Google TV is not introduced by Google in countries outside of the United States, or if we choose to invest more in marketing, inventory, supplier commitments or other expenses in order to develop and promote our products for Google TV, our revenue expectations for our products for Google TV may not be achieved, the revenue generated could be less than the resources we have invested, and the value of our inventory could decline, which could harm our business and operating results.

In our OEM channel, the slower growth of desktop PCs has adversely affected our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 9% and 10% of total revenues in the fiscal years ended March 31, 2011 and 2010. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is heightened interest in the video conferencing market by companies such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person videoconferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

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

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. Our Squeezebox network-based audio systems for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony and Royal Philips Electronics NV.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips, and Hewlett-Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have negatively impacted our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

Gaming. Competitors for our interactive entertainment products include Intec, Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, Inc., and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

Digital Home. Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc., RCA and Sony. Our products for Google TV compete to some extent with those offered by Sony, Apple Inc. and Roku, Inc., and more broadly, with connectivity devices and peripherals for other connected or smart TV platforms. We expect that the growth in recent years in consumer demand for peripheral devices for home entertainment systems will likely result in increased competition.

Video Conferencing. Our primary competitors in the enterprise video conferencing market are Cisco’s Tandberg subsidiary, Polycom, Inc., Radvision Ltd., Sony and Vidyo, Inc. Some of these companies have longer experience and a larger customer installed base than LifeSize. Cisco and Hewlett-Packard also compete with us for sales of higher-end systems, and have substantially greater financial, sales and marketing, and engineering resources than we do. In addition, Microsoft’s recent offer to acquire Skype Limited, if consummated, has the potential to give Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft’s product portfolio. There are also a number of smaller competitors which compete with LifeSize, along with Polycom, Cisco and Hewlett-Packard, for new accounts, OEM relationships, and installations.

The growth of our LifeSize division depends in part on our ability to increase sales to enterprises with installed bases of Cisco and Tandberg equipment, and to enterprises that may purchase their equipment in the future. Cisco is a leading producer of networking, switching and other telecommunications infrastructure products and end-points, such as phones, that are frequently used within enterprises. We believe the ability of our LifeSize products to interoperate with Cisco and Tandberg equipment, and with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers, to be a key factor in purchasing decisions by current or prospective LifeSize customers. Cisco and Tandberg may be able to improve the functionality of their own videoconferencing equipment to correspond with ongoing enhancements to Cisco’s networking, switching and other telecommunications equipment before we are able to make such improvements, or may restrict the interoperability of their products with ours. This could significantly harm the sales of our LifeSize division. If LifeSize sales declined substantially, the goodwill associated with the acquisition of the division might be determined to be impaired, resulting in a write-down. As a result of such sales decline or goodwill impairment, the growth of our LifeSize division, and the growth of Logitech as a whole, could be significantly harmed.

If we do not compete effectively, demand for our products could decline, our gross margin could decrease, we could lose market share and our revenues could decline.

If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.

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

We have experienced large differences between our forecasts and actual demand for our products. For example, our expectations for our EMEA region in the fourth quarter of fiscal year 2011 were substantially higher than the actual demand we experienced. We expect other differences between forecasts and actual demand to arise in the future. If we do not accurately predict product demand, our business and operating results could be adversely affected.

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

Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Google TV, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area.

Our principal manufacturing operations are located in China, and we utilize third-party contract manufacturers in China, Malaysia, Thailand and India.

Our manufacturing operations in China could be severely impacted by changes in the interpretation and enforcement of legal standards, by strains on China’s available labor pool, communications, trade, and other infrastructures, by natural disasters, by conflicts or disagreements between China and Taiwan or China and the United States, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Our manufacturing operations at third-party contractors could be severely impacted by contractual disagreements, by labor unrest, by natural disasters, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

Further, we may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our component and other raw material costs. In addition, our labor costs could continue to rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our gross margins and financial results.

We purchase key components and products from a limited number of sources, and our business and operating results could be harmed if supply were delayed or constrained or if there were shortages of required components.

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business as a result of adverse global economic conditions or natural disasters, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could harm our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2011:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Fremont, California	Americas headquarters, research and development, product marketing, sales management, technical support, administration	194,000	Leased
Austin, Texas	LifeSize Division	72,800	Leased
Vancouver, Washington	Audio Business Unit	44,700	Leased
Mississauga, Canada	Remote Controls Group	20,000	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Draper, Utah	Video Security Group	6,500	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted	(1)
Mexico City, Mexico	Distribution center	17,000	Contracted	(1)

EMEA:
Morges, Switzerland	EMEA headquarters, sales and marketing management, technical support, administration	62,300	Leased
Lausanne, Switzerland	Research and development, product marketing and technical support	46,700	Leased
Nijmegen, Netherlands	Finance, administration, distribution center support	29,000	Leased
Cork, Ireland	Finance, administration, research and development	18,000	Leased
Munich, Germany	Research and development	17,500	Leased
Oostrum, Netherlands	Distribution center	183,000	Contracted	(1)
Dubai, United Arab Emirates	Distribution center	54,000	Contracted	(1)
Waalwijk, Netherlands	Distribution center	14,000	Contracted	(1)

Asia Pacific:
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance, and administration	116,500	Leased
Suzhou, China	High-volume manufacturing	570,800	Owned
Suzhou, China	High-volume manufacturing	286,500	Leased
Suzhou, China	Molding operations	53,800	Leased
Tokyo, Japan	Sales, logistics, finance, administration and human resources	10,100	Leased
Chennai, India	Digital Home Group engineering and quality assurance	24,400	Leased
Bangalore, India	LifeSize Business Division research and development	9,700	Leased
Hong Kong, China	Distribution center	67,300	Contracted	(1)
Singapore, Singapore	Distribution center	55,000	Contracted	(1)
Tokyo, Japan	Distribution center	39,000	Contracted	(1)
Shenzen, China	Distribution center	32,000	Contracted	(1)
Dayuan Township, Taiwan	Distribution center	21,600	Contracted	(1)

(1)	Contracted through a third-party warehouse management company

Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory.

We also have leased sales offices in more than 60 locations in 38 countries, with various expiration dates from 2011 to 2028. In May, 2011 we signed a new lease in Newark, California which will house our Americas operations in Northern California.

We believe that Logitech’s manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

On May 23, 2011, a class action complaint was filed against Logitech and certain of its officers. This action was filed in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. We presently do not believe that the resolution of this legal proceeding will have a material impact on our results of operations, cash flows or financial condition.

In addition, from time to time, we become involved in claims and legal proceedings which arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We presently do not believe that the resolution of these claims and legal proceedings will have a material impact on our results of operations, cash flows or financial condition.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Logitech’s shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. The trading symbol for Logitech shares is LOGI on Nasdaq and LOGN on the SIX Swiss Exchange. As of May 2, 2011, there were 191,606,620 shares issued (including 12,414,932 shares held as treasury stock) held by 20,842 holders of record, and the closing price of our shares was CHF 11.82 ($13.65 based on exchange rates on such date) per share on the SIX Swiss Exchange and $13.54 per share as reported by the Nasdaq Stock Market.

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

	Price per share on the SIX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal year 2011:
First quarter	18.76	14.76	17.48	13.66
Second quarter	17.25	14.24	16.54	13.18
Third quarter	20.53	16.64	20.64	17.08
Fourth quarter	18.78	16.12	19.28	17.50
Fiscal year 2010:
First quarter	16.80	11.94	14.85	10.41
Second quarter	20.10	14.30	19.21	13.17
Third quarter	19.21	16.44	18.95	15.87
Fourth quarter	19.23	16.40	18.40	15.10

Nasdaq Global Select Market

The following table sets forth certain historical share price information for the Company’s shares traded on the Nasdaq Global Select Market.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal year 2011:
First quarter	17.84	13.41
Second quarter	16.54	13.36
Third quarter	21.89	17.02
Fourth quarter	19.97	17.69
Fiscal year 2010:
First quarter	15.19	10.64
Second quarter	19.15	13.32
Third quarter	18.95	15.85
Fourth quarter	18.49	15.40

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

Share Repurchases

In fiscal year 2011, we did not purchase any of our equity securities. In September 2008, our Board of Directors approved a share buyback program which authorizes the Company to invest up to $250 million to purchase its own shares. As of May 25, 2011, we have not started repurchases under the September 2008 program.

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

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2006, and calculates the annual return through March 31, 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2006	2007	2008	2009	2010	2011
Logitech	$100	$140	$128	$52	$82	$91
Nasdaq Composite Index	$100	$103	$97	$65	$102	$119
S&P 500 IT Index	$100	$110	$102	$62	$90	$102

ITEM 6. Selected Financial Data

The financial data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$2,362,886	$1,966,748	$2,208,832	$2,370,496	$2,066,569
Gross profit	836,506	626,896	691,226	849,118	709,525
Operating expenses:
Marketing and selling	420,580	304,788	319,167	324,451	272,264
Research and development	156,390	135,813	128,755	124,544	108,256
General and administrative	116,880	106,147	113,103	113,443	98,143
Restructuring charges	—	1,784	20,547	—	—

Total operating expenses	693,850	548,532	581,572	562,438	478,663
Operating income	142,656	78,364	109,654	286,680	230,862
Net income	$128,460	$64,957	$107,032	$231,026	$229,848
Net income per share:
Basic	$0.73	$0.37	$0.60	$1.27	$1.26
Diluted	$0.72	$0.36	$0.59	$1.23	$1.20
Shares used to compute net income per share:
Basic	176,928	177,279	178,811	181,362	182,635
Diluted	178,790	179,340	182,911	187,942	190,991
Net cash provided by operating activities	$156,551	$365,259	$200,587	$393,079	$303,825

	March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$477,931	$319,944	$492,759	$482,352	$196,197
Short-term investments	$—	$—	$1,637	$3,940	$214,625
Total assets	$1,861,556	$1,599,678	$1,421,530	$1,526,932	$1,327,463
Shareholders’ equity	$1,205,001	$999,715	$997,708	$960,044	$844,524

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers) and other digital platforms. Our products for the PC include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturer) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). Our OEM sales team is a worldwide organization with representatives in each of our three regions.

We sell our peripheral products to a network of distributors and resellers and to OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 85% and 89% of our net sales for the fiscal years ended March 31, 2011 and 2010. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. For the fiscal years ended March 31, 2011 and 2010, sales to OEM customers were 9% and 10% of our net sales.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% and 1% of our net sales in the fiscal years ended March 31, 2011 and 2010. We acquired LifeSize on December 11, 2009. Based on financial measurements for the fiscal year ended March 31, 2011 as evaluated by Logitech’s Chief Executive Officer, the LifeSize operating segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

Our peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both the retail and OEM markets. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

In addition, we have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

We seek to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, the living room, and the meeting room, in addition to the PC, as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe that continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, as well as leveraging the value of the Logitech and LifeSize brands from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

The broadening of our product lines has been primarily organic. However we also seek to acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. As part of our corporate strategy, we plan to increase investments in and realign resources to focus on certain market adjacencies, geographic markets or new categories, including the China market, tablet peripherals, video communications and UC (unified communications), which is the integration of enterprise-class collaboration and communications solutions such as voice mail, e-mail, chat, presentation sharing and live video meetings.

We continually evaluate our product offerings and our strategic direction in light of current global economic conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the fiscal year ended March 31, 2011 increased 20% compared with the fiscal year ended March 31, 2010, based on increased demand in our Americas and Asia Pacific regions, including a strong performance in China, and sales of our LifeSize products, offset in part by unexpectedly weak performance in our EMEA region in the last quarter of the fiscal year.

Retail sales in fiscal year 2011 increased 15% and retail units increased 19% compared with fiscal year 2010, with increases in all product families except gaming. Our overall retail average selling price in fiscal year 2011 declined 3% compared with fiscal year 2010, as unit sales of our retail products priced below $40 increased more than other price bands.

Retail sales in our Asia Pacific and AMR regions increased 37% and 28% in fiscal year 2011 compared with fiscal year 2010. Retail sales in our EMEA region decreased 2% in the same period, reflecting a disappointing decline of 17% in the fourth quarter of fiscal year 2011 compared with the fourth quarter of fiscal year 2010. The weakness in the EMEA region in the fourth quarter of fiscal year 2011 was due to lower than expected demand and poor execution of pricing and channel programs in Europe.

OEM sales increased 13% in fiscal year 2011 compared with fiscal year 2010, and OEM units sold increased 9%, primarily due to increased keyboard sales.

Sales of LifeSize Communications products were 6% of total net sales in fiscal year 2011. In fiscal year 2010, LifeSize sales were included in our financial results from December 9, 2009, the date of acquisition, to the end of the fiscal year.

Our gross margin for fiscal year 2011 was 35.4% compared with 31.9% in the prior fiscal year, primarily due to the a favorable shift in product mix towards products with higher margin, operational efficiencies in our supply chain costs, and lower obsolescence write-downs, somewhat offset by the negative impact of the weaker euro during most of fiscal year 2011. Our gross margin for fiscal year 2011 would have been higher but for weak sales and profitability in our EMEA retail region in the fourth quarter. Operating expenses for fiscal year 2011 were 29.4% of net sales compared with 27.9% in fiscal year 2010. The increase in operating expenses was primarily due to the addition of LifeSize in December 2009, increased advertising and marketing expenses related to promotional campaigns for Harmony and Logitech Revue, and increased investment in areas of future growth opportunities, such as China.

Net income for the year ended March 31, 2011 was $128.5 million, compared with net income of $65.0 million in fiscal year 2010. The increase in net income was primarily due to increased sales and improved gross margin, somewhat offset by the increase in operating expenses.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs is rapidly changing the PC market. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We also believe there are significant opportunities to sell products to consumers to help make their tablets and other mobile devices more productive and comfortable. However, we only recently introduced our product line for tablets, and consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still uncertain. We believe our future sales growth will be significantly impacted by our ability to grow sales in emerging markets such as China, to grow our LifeSize videoconferencing division, and to develop sales and innovations for our emerging product categories which are not PC-dependent, such as our products for tablets and the Google TV platform.

Our overall corporate strategy for future growth includes increasing our presence and sales in emerging markets, which we anticipate will be the high growth markets of the future as sales growth decelerates in our traditional, mature markets. We are currently investing significantly in growing the number of our sales, marketing and administrative personnel in China, and we expect that China may represent one of our top three countries, by sales, in the future. Emerging markets include potentially high economic growth, offset by potentially entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets.

For the fiscal year ended March 31, 2011, our video conferencing segment represented 6% of our net sales, and we expect sales from the LifeSize division to grow faster than our overall sales. Our LifeSize division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth.

In October 2010, we introduced our Logitech Revue and related peripherals for the Google TV platform in the United States. Logitech Revue is a companion box for Google TV software that incorporates Logitech’s Harmony remote control technology and enables Google TV software to bring together the Internet and the television. We have invested and expect to continue to invest significant funds in the further development of products for the Google TV platform and other TV-related peripherals. To date the Google TV platform has not met widespread consumer acceptance and our sales of Logitech Revue and related products have been below our expectations. However, we believe that the continued enhancement of the features and functionality of the Google TV platform over time will lead to greater consumer acceptance, and our development of additional home-entertainment and TV-related peripherals will provide us with incremental sales over an extended period of time.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 9% and 10% of total revenues during the fiscal years ended March 31, 2011 and 2010. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

We continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings.

Most of our revenue comes from sales to our retail channels, which resell to consumers, retailers and distributors. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers, and their customers, choose to maintain. We use sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics to indicate consumer demand for our products. Sell through data is subject to limitations due to collection methods and the third party nature of the data and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

Although our financial results are reported in U.S. dollars, approximately 42% of our sales for the fiscal year ended March 31, 2011 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Canadian dollar and Japanese yen. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, euros, Swiss francs and, to a lesser extent, 28 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. In fiscal year 2011 the impact of foreign currency exchange rates on our operating income was not material.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which alter our product gross margins. Gross margins for the fiscal year ended March 31, 2011 were 35.4%, compared with 31.9% in fiscal year 2010, primarily due to the impact of operational efficiencies across our supply chain and a favorable shift in product mix towards products with higher margins. Our gross margin for fiscal year 2011 would have been higher but for the weak profitability in our EMEA retail region in the fourth quarter.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the fiscal years ended March 31, 2011 and 2010, the income tax provisions were $20.0 million and $18.7 million based on effective income tax rates of 13.5% and 22.3% of pre-tax income. The change in the effective income tax rate for the fiscal year ended March 31, 2011 compared with 2010 was primarily due to discrete tax benefits of $13.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain jurisdictions. We expect future effective income tax rates to fluctuate for similar reasons.

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

Returns. The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

Cooperative Marketing Arrangements. We enter into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products, or a fixed dollar credit for various marketing programs. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing programs are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

Customer Incentive Programs. Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Allowances for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required allowances are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company’s discretion for the primary benefit of end-users. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

Pricing Programs. We have agreements with certain of our customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At management’s discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Estimates of expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

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

Investment Securities

Our investment securities portfolio as of March 31, 2011 and 2010 consisted of bank time deposits, marketable securities related to a management deferred compensation plan, and auction rate securities collateralized by residential and commercial mortgages. The bank time deposits are classified as cash equivalents, and are recorded at cost, which approximates fair value. The marketable securities are classified as non-current trading investments, and are recorded at fair value based on quoted market prices. The auction rate securities are classified as non-current available-for-sale assets, and are recorded at estimated fair value, determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments are discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. The markets for the auction rate securities which the Company holds as of March 31, 2011 and 2010 have failed since August 2007 and are not expected to resume in the foreseeable future, if at all. Four of the securities with par value of $32.2 million and estimated fair value of $0.9 million have experienced events of default, and two of the these four securities have declared acceleration.

Allowance for Doubtful Accounts

We sell our products through a worldwide network of distributors, retailers, value-added resellers, business enterprises and OEM customers. Logitech generally does not require any collateral from its customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition.

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

As of March 31, 2011, one customer represented 13% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 56% of total accounts receivable as of March 31, 2011. A deterioration of a significant customer’s financial condition could cause actual write-offs to be materially different from the estimated allowance. If any of these customers’ receivable balances should be deemed uncollectible or if actual write-offs are higher than historical experience, we would have to make adjustments to our allowance for doubtful accounts, which could result in an increase in the Company’s operating expenses.

Inventory Valuation

The Company must order components for its products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.

We record inventories at the lower of cost or market value and record write-downs of inventories which are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. We identify inventory exposures by comparing inventory on hand, in the channel and on order to historical and forecasted sales over six month periods. Inventory on hand which is not expected to be sold or utilized based on review of forecasted sales and utilization is considered excess, and we recognize the write-off in cost of sales at the time of such determination. The write-off is determined by comparison of the current replacement cost with the estimated selling price less any costs of completion and disposal (net realizable value) and the net realizable value less an allowance for normal profit. At the time of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech’s products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs which could adversely affect gross margins in the period when the write-downs are recorded.

Share-Based Compensation Expense

Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of restricted stock units (“RSUs”) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value is deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award. For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures, and recognized on a straight-line basis over the service period for each separately vesting portion of the award. See Note 12-Employee Benefit Plans in the Notes to Consolidated Financial Statements for further discussion of share-based compensation.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. When we determine that we are not able to realize all or part of our deferred tax assets, an adjustment is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

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

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from our estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. We continue to maintain discrete financial information for LifeSize, and accordingly determine impairment for the goodwill acquired at the entity level. All other acquired goodwill is evaluated for impairment at a total enterprise level. Based on the impairment analyses performed in fiscal year 2011, the fair value of each of our operating segments exceeded the carrying value of the segment by more than 50% of the carrying value.

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

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Logitech will adopt ASU 2009-28 in the first quarter of fiscal year 2012. The impact of adopting ASU 2010-28 will not be known until the Company performs its evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this guidance for acquisitions beginning in fiscal year 2012.

Results of Operations

Net Sales

Net sales by channel for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,			Change %
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Retail	$2,005,210	$1,745,152	$1,887,343	15%	(8%)
OEM	223,775	198,364	321,489	13%	(38%)
LifeSize	133,901	23,232	—	476%	—

Total net sales	$2,362,886	$1,966,748	$2,208,832	20%	(11%)

Our retail sales in fiscal year 2011 increased over the preceding fiscal year due to increased consumer demand. The decrease in retail sales in fiscal year 2010 compared with 2009 reflected the impact of the global economic downturn, which began in the third quarter of fiscal year 2009 and continued through the second quarter of fiscal year 2010. Retail units sold increased 19% in fiscal year 2011 and decreased 2% in fiscal year 2010 compared with the preceding fiscal years. Our overall retail average selling price declined 3% in fiscal years 2011 and 2010 compared with the preceding fiscal years. Products priced below $40 represented approximately 56%, 57% and 50% of retail sales in fiscal years 2011, 2010 and 2009, while products priced above $100 represented 18% of retail sales in fiscal year 2011, 15% in fiscal year 2010 and 16% in fiscal year 2009. If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, our constant dollar retail sales increase would have been 18%. Foreign currency exchange rates did not affect the retail sales decrease in fiscal year 2010 compared with fiscal year 2009.

OEM units sold increased 9% in fiscal year 2011 and decreased 25% during fiscal year 2010 compared with the preceding fiscal years. Foreign currency exchange rates did not significantly affect OEM sales. The OEM sales increase in fiscal year 2011 was the result of strong keyboard and headset sales. Sales of OEM mice were essentially flat in fiscal year 2011 compared with 2010. The decline in OEM sales for fiscal year 2010 compared with 2009 was primarily attributable to our console microphones, which sold well in fiscal year 2008 and the first three quarters of fiscal year 2009.

LifeSize net sales in fiscal year 2011 represent sales for a complete fiscal year, whereas in fiscal year 2010, LifeSize net sales represent sales for the period from December 11, 2009, the date of acquisition, to the end of the fiscal year. Foreign currency exchange rates did not affect LifeSize sales. Comparing the fourth quarter of fiscal year 2011 with the same period in fiscal year 2010, LifeSize net sales increased 88%. Unit shipments and revenue for the fourth quarter of fiscal year 2011 increased in comparison with the preceding year and the preceding quarter.

Approximately 42%, 49% and 55% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in fiscal years 2011, 2010 and 2009. If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, our constant dollar sales increase would have been 22%. If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, our constant dollar sales decrease would have been 12%.

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

Retail Sales by Region

The following table presents the change in retail sales by region and the change in constant dollar retail sales if foreign currency exchange rates had been the same in fiscal year 2011 compared with fiscal year 2010, and fiscal year 2010 compared with fiscal year 2009:

	Year Ended March 31,
	2011 vs 2010		2010 vs 2009
	USD Change	Constant Dollar Change	USD Change	Constant Dollar Change
Asia Pacific	37%	33%	(16%)	(17%)
Americas	28%	28%	1%	2%
EMEA	(2%)	4%	(11%)	(12%)
Total retail sales	15%	18%	(8%)	(8%)

Retail sales in the Asia Pacific region during fiscal year 2011 increased in all product families compared with fiscal year 2010, based on strong sales in China. We have invested significantly in growing the number of our sales and marketing and administrative personnel in China, and we expect that China will represent one of our top three countries, by sales, in the future. During fiscal year 2010, retail sales declined in all product families compared with 2009, as our channel partners completed their alignment of inventory levels with consumer demand. Total retail units sold in the Asia Pacific region increased 53% in fiscal year 2011 and decreased 10% in fiscal year 2010 compared with the preceding years.

In the Americas region, retail sales for fiscal year 2011 increased in all product families compared with the preceding year. Digital Home product line sales in particular benefitted from the launch of Logitech Revue in October 2010. Americas region retail sales in fiscal year 2010 were essentially flat compared with 2009, reflecting modest economic stability in the region, although sales of pointing devices, keyboards and desktops, and remotes increased. Total retail units sold in the Americas region increased 14% in fiscal year 2011 and 7% in fiscal year 2010 over the preceding fiscal years.

Retail sales in the EMEA region decreased in most product families in fiscal year 2011 compared with fiscal year 2010. During fiscal year 2010 in the EMEA region, all product families except audio decreased in retail sales compared with fiscal year 2009, reflecting the effects of the global economic downturn. Retail units sold increased 9% in fiscal year 2011 and declined 5% in fiscal year 2010 compared with the prior year. The retail sales decline in the EMEA region in fiscal year 2011 was the result of the uneven economic recovery, particularly in western Europe, as well as demand weakness in the fourth quarter and the implementation of regional pricing and channel management programs that negatively impacted profitability without generating the intended incremental demand. The demand decline resulted in higher inventory levels for our products at retailers as of March 31, 2011, which also contributed to higher inventory levels with our distribution partners. In addition, we had implemented several pricing and channel management programs specific to the EMEA region that were intended to increase our visibility into channel and consumer trends and to increase satisfaction among our channel partners. However the implementation of these programs created unintended consequences, including higher-than-planned promotional spending on the sales that occurred, frustrated customers, and reduced order flow due to the perceived increase in complexity.

Net Retail Sales by Product Family

Net retail sales by product family for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,			Change %
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Net retail sales by product family:
Retail — Pointing Devices	$618,404	$528,236	$579,775	17%	(9%)
Retail — Keyboards & Desktops	390,426	329,038	384,809	19%	(14%)
Retail — Audio	466,927	454,957	445,362	3%	2%
Retail — Video	255,015	228,344	248,339	12%	(8%)
Retail — Gaming	104,459	107,595	127,052	(3%)	(15%)
Retail — Digital Home	169,979	96,982	102,006	75%	(5%)

Total net retail sales	$2,005,210	$1,745,152	$1,887,343	15%	(8%)

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops. Audio includes speakers and headset products for the PC, the home, and mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and Alert video security systems. Gaming includes console and PC gaming peripherals. The Digital Home product family combines our advanced Harmony Remote controls, Logitech Revue with Google TV, and peripherals associated with the Google TV platform. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

Retail unit sales of our pointing devices increased 27% in fiscal year 2011 and decreased 2% in fiscal year 2010 compared with the preceding fiscal years. The stronger growth in units reflects the success of our value-priced offerings. Sales in dollars increased 57% in our Asia Pacific region and 21% in our Americas region in fiscal year 2011, with no growth in our EMEA region. In fiscal year 2010, sales in dollars decreased 20% in our Asia Pacific region and 14% in our EMEA region, and increased 4% in our AMR region. Sales of cordless mice increased 27% in fiscal year 2011 and decreased 3% in fiscal year 2010. Unit sales of cordless mice grew 52% in fiscal year 2011 and 15% in fiscal year 2010, driven by strong sales of our value-priced cordless notebook mice, including the Wireless Mouse M215 and the Wireless Mouse M310 in 2011, and the Performance Mouse MX and the Anywhere Mouse MX in 2010. Sales of corded mice decreased 7% in fiscal year 2011 compared with 2010, with units increasing 6%. In fiscal year 2010, sales of corded mice declined 19% and units sold decreased 11% compared with fiscal year 2009.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 23% during fiscal year 2011 and decreased 11% during fiscal year 2010, compared with the preceding fiscal years. Sales in dollars increased 52% in our Asia Pacific region and 35% in our Americas region in fiscal year 2011, but declined 6% in our EMEA region. In fiscal year 2010, sales in dollars decreased 22% in our Asia Pacific Region and 20% in our EMEA region, and increased 1% in our AMR region. Sales of cordless keyboards and desktops increased 28% and units increased

39% in fiscal year 2011 compared with 2010, with strong sales of the Wireless Keyboard K250 and the Wireless Desktop MK320. Sales of cordless keyboards and desktops in fiscal year 2010 decreased 20% and units decreased 5% compared with 2009, with strong sales of the MK300 wireless desktop and the EX 100 cordless desktop more than offset by declines in sales of the EX110 cordless desktop. Sales of corded keyboards and desktops increased 4% in dollars and 15% in units in fiscal year 2011. In fiscal year 2010, sales of corded keyboards and desktops decreased 11%, with a 17% decline in units.

Retail Audio

Retail audio unit sales increased 2% in fiscal year 2011 and 11% in fiscal year 2010 compared with the preceding fiscal years. Sales in dollars increased 23% and 7% in the Americas and Asia Pacific regions, and decreased 10% in the EMEA region in fiscal year 2011 compared with 2010. In fiscal year 2010 compared with 2009, sales in dollars remained flat in our Americas region, increased 5% in our EMEA region, and declined 3% in our Asia Pacific region. PC speaker sales decreased 2% in dollars, but increased 2% in units in fiscal year 2011, following a decrease of 7% in dollars and an increase of 7% in units in fiscal year 2010. Sales of our iPod speakers decreased 11% in dollars and 6% in units in fiscal year 2011 compared with increases of 1% and 8% in fiscal year 2010. Our strongest seller in fiscal 2011 was our Rechargeable Speaker S715i. In fiscal year 2010, the PureFi Anywhere 2 speakers, the S315i Rechargeable Speaker and the S215i Portable Speaker made positive contributions to sales. PC headset sales grew 12% in fiscal year 2011 and 23% in fiscal year 2010, with units increasing 4% and 22%. Unit sales of Ultimate Ears products increased 36% and 35% in fiscal years 2011 and 2010.

Retail Video

Video units sold increased 20% and 2% in fiscal years 2011 and 2010. The 12% sales increase in fiscal year 2011 was due in part to our video security products, which were negatively affected in fiscal year 2010 by the product transition to our new Logitech Alert HD digital video security system, which was launched in August 2010. Sales in dollars increased 17%, 13% and 9% in the Asia Pacific, Americas and EMEA regions in fiscal year 2011 compared with 2010. In fiscal year 2010 compared with 2009, sales in dollars decreased 8%, 5% and 12% in the Asia Pacific, Americas and EMEA regions.

Retail Gaming

Retail unit sales of our gaming peripherals decreased 27% in fiscal year 2011, compared with a decrease of 26% in fiscal year 2010. The decline in unit and dollar sales is partially attributable to a more targeted portfolio of gaming products. The EMEA region experienced an 11% decline in sales dollars in fiscal year 2011, while the Asia Pacific and Americas regions grew 15% and 6%. In fiscal year 2010, sales in dollars declined 18%, 10% and 13% in the EMEA, Asia Pacific and Americas regions. PC gaming sales decreased 12% in fiscal years 2011 and 2010 compared with the preceding fiscal years. Unit sales of PC gaming peripherals decreased 20% and 25% in fiscal years 2011 and 2010. Console gaming sales increased 21% in fiscal year 2011, primarily due to sales of the Logitech Driving Force GT racing wheel for PlayStation 3, and declined 27% in fiscal year 2010, with unit declines of 37% and 27%.

Retail Digital Home

The growth in Digital Home sales in fiscal year 2011 was due to strong retail remote sales in the first three fiscal quarters and the launch of Logitech Revue in October 2010. Retail remote sales increased 46% in fiscal year 2011, with strong growth in all regions for fiscal year 2011 as a whole, driven by advertising and promotions. However, sales were depressed in the fourth quarter of fiscal year 2011 by the decline in the EMEA region, where remote control sales decreased by 31% over the same period in the preceding fiscal year. In fiscal year 2010, retail remote sales decreased 5%. Unit sales increased 79% in fiscal year 2011, after decreasing 14%

in fiscal year 2010. Our lower-priced Harmony One and the Harmony 650 remote controls sold well in fiscal year 2011, while the Harmony One, Harmony 900 and Harmony 700 Advanced Universal Remote generated the most sales in fiscal year 2010. Sales of Logitech Revue and associated peripherals for Google TV were $26.7 million in fiscal year 2011.

Gross Profit

Gross profit for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended March 31,			Change %
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Net sales	$2,362,886	$1,966,748	$2,208,832	20%	(11%)
Cost of goods sold	1,526,380	1,339,852	1,517,606	14%	(12%)

Gross profit	$836,506	$626,896	$691,226	33%	(9%)

Gross margin	35.4%	31.9%	31.3%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The improvement in the gross margin percentage in fiscal years 2011 over 2010 and 2009 was primarily related to a favorable shift in retail product mix towards products with higher margins, operational efficiencies in our supply chain costs, and lower obsolescence write-downs, somewhat offset by the negative impact of the weaker euro during most of fiscal year 2011.

As examples of product mix shifts, control devices and remote controls, which have a higher gross margin than other retail product lines, represented a larger proportion of net sales in fiscal year 2011 than in fiscal year 2010. LifeSize product sales were also a larger proportion of total net sales in fiscal year 2011, which also contributed to the higher gross margin. Examples of supply chain efficiencies achieved include greater use of ocean rather than air shipments and discontinuing products with low sales and high promotional requirements.

The gross margin percentage in the fourth quarter of fiscal year 2011 declined significantly primarily due to the negative impact of the EMEA regional pricing and promotional programs on EMEA net sales in the quarter.

Operating Expenses

Operating expenses for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,			Change %
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Marketing and selling	$420,580	$304,788	$319,167	38%	(5%)
% of net sales	17.8%	15.5%	14.4%
Research and development	156,390	135,813	128,755	15%	5%
% of net sales	6.6%	6.9%	5.8%
General and administrative	116,880	106,147	113,103	10%	(6%)
% of net sales	4.9%	5.4%	5.1%
Restructuring charges	—	1,784	20,547	(100%)	(91%)
% of net sales	0.0%	0.1%	0.9%

Total operating expenses	$693,850	$548,532	$581,572	26%	(6%)

% of net sales	29.4%	27.9%	26.3%

The increase in operating expenses as a percentage of net sales was primarily due to the addition of LifeSize expenses beginning in December 2009, increased advertising and marketing expenses related to promotional campaigns for Harmony and Logitech Revue, and increased investment in areas which we believe represent future growth opportunities. Fiscal year 2010 included $6.6 million in transactions costs related to the acquisition of LifeSize and $1.8 million in restructuring charges associated with the restructuring plan initiated in January 2009. We plan to continue implementing efficiencies in our current operations that are intended to limit future growth in operating expenses below the growth rate in revenues, by restraining or reducing non-critical expenses while investing in activities that will sustain and drive revenue growth.

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

Marketing and selling expenses increased in fiscal year 2011 compared with fiscal year 2010 due to the addition of LifeSize sales and marketing personnel in December 2009, variable demand generation activities, and increased personnel costs. In fiscal year 2011, we invested approximately $32 million in variable demand generation activities focused on Harmony remotes and Logitech Revue. Non-Lifesize personnel costs grew due to a 14% increase in headcount to support the return to sales growth and expansion of sales efforts in China, and normal salary and bonus increases related to our improved profitability compared with the preceding fiscal year.

The decline in marketing and selling expenses in fiscal year 2010 compared with fiscal year 2009 resulted primarily from lower spending in marketing development funds, travel expenses and consulting fees. Personnel costs increased in fiscal year 2010 over the preceding fiscal year partially due to the addition of LifeSize sales and marketing personnel, and partially relating to a comparative fiscal year in which discretionary personnel costs were reduced due to the economic downturn. Bad debt expense declined significantly in fiscal year 2010 as economic conditions stabilized, compared with fiscal year 2009, when customers were experiencing increased financial difficulties related to the economic downturn.

Foreign currency exchange rates had no impact on marketing and selling expenses for fiscal years 2011 and 2010. The percentage changes in constant dollar marketing and selling expenses for fiscal years 2011 and 2010 compared with the preceding years would be the same as the percentage changes in U.S. dollars.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The increase in research and development expense for fiscal year 2011 compared with 2010 was due to the addition of LifeSize personnel and expenses. Research and development expenses in our peripherals business remained largely flat year over year, as expenditures were re-aligned from mature product lines and multiple similar products to product lines with expected future growth potential.

The increase in research and development expenses in fiscal year 2010 resulted from the addition of research and development costs of LifeSize, which was acquired in fiscal year 2010. Personnel costs excluding LifeSize increased in fiscal year 2010 in comparison with fiscal year 2009, when discretionary personnel costs were reduced.

If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, the change in constant dollar research and development expense would have been 13%. The percentage change in constant dollar research and development expense for fiscal year 2010 compared with 2009 would be the same as the change in U.S. dollars.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense excluding LifeSize increased moderately in fiscal year 2011 compared with 2010, primarily due to increased personnel expenses resulting from normal salary and bonus increases related to our improved profitability compared with the preceding fiscal year.

General and administrative expense declined in fiscal year 2010, primarily due to a decrease of 5% in personnel costs, as headcount was reduced. The headcount reduction was offset by the addition of LifeSize personnel in the fourth quarter of fiscal year 2010. Decreases in travel and infrastructure expenses in fiscal year 2010 were partially offset by $6.6 million in transaction costs related to the acquisition of LifeSize.

If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, the percentage change in constant dollar general and administrative expenses would be the same as the percentage change in U.S. dollars. If foreign currency exchange rates had been the same in fiscal years 2010 and 2009, the percentage decrease in constant dollar general and administrative expense for fiscal year 2010 would have been 7%.

Restructuring Charges

Restructuring charges represent the costs associated with a restructuring plan initiated in January 2009, and consist of termination benefits to approximately 500 employees, pension plan curtailment and settlement costs, exit costs associated with the closure of existing facilities, and write-downs of fixed assets that were not placed in service due to the abandonment of the related projects. The restructuring was completed as of March 31, 2010.

The following table summarizes restructuring-related activities during fiscal years 2011, 2009 and 2010 (in thousands).

	Total	Termination Benefits	Asset Impairments	Contract Termination Costs	Other
Balance at March 31, 2008	$—	$—	$—	$—	$—
Charges	20,547	16,427	556	200	3,364
Cash payments	(12,764)	(12,579)	—	(185)	—
Charges against assets	(556)	—	(556)	—	—
Other	(3,485)	(121)	—	—	(3,364)
Foreign exchange	52	52	—	—	—

Balance at March 31, 2009	$3,794	$3,779	$—	$15	$—

Charges	1,784	1,318	—	419	47
Cash payments	(5,194)	(5,098)	—	(96)	—
Other	(86)	53	—	(4)	(135)
Foreign exchange	101	106	—	—	(5)

Balance at March 31, 2010	$399	$158	$—	$334	$(93)

Cash payments	(322)	(9)	—	(334)	21
Other	(74)	(149)	—	—	75
Foreign exchange	(3)	—	—	—	(3)

Balance at March 31, 2011	$—	$—	$—	$—	$—

Interest Income, Net

Interest income and expense for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,			Change %
				2010 vs 2009	2009 vs 2008
	2011	2010	2009
Interest income	$2,343	$2,406	$8,648	(3%)	(72%)
Interest expense	(27)	(286)	(20)	(91%)	1330%

Interest income, net	$2,316	$2,120	$8,628	9%	(75%)

Interest income was slightly lower in fiscal year 2011 due to lower invested balances offset by slightly higher interest rates. In fiscal year 2010 compared with 2009, both invested balances and interest rates were significantly lower.

Other Income, Net

Other income and expense for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,			Change %
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Foreign currency exchange gains, net	$480	$1,720	$13,680	(72%)	(87%)
Investment income (loss) related to management deferred compensation plan	1,409	1,221	(2,883)	15%	142%
Gain on sale of building	838	—	—	—	—
Write-down of investments	(43)	(643)	(2,727)	93%	76%
Other, net	792	841	441	(6%)	91%

Other income, net	$3,476	$3,139	$8,511	11%	(63%)

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The gains on currency sales in fiscal years 2011 and 2010 were largely offset by losses on foreign exchange forward contracts intended to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables or payables. The higher foreign exchange gains during fiscal year 2009 were due to gains on sales of euros for U.S. dollars. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Insurance investment income or loss represents changes in the cash surrender value of Company-owned life insurance contracts related to a management deferred compensation plan offered by one of our subsidiaries. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a Company-selected portfolio of mutual funds. The trading investment income represents the earnings and realized and unrealized gains on the mutual funds portfolio.

The gain on sale of building relates to the sale of our building in Romanel, Switzerland.

We recorded write-downs of $0.04 million, $0.6 million and $2.7 million in fiscal years 2011, 2010 and 2009 related to other-than-temporary declines in the estimated fair value of our investment securities.

Provision for Income Taxes

The provision for income taxes and effective income tax rate for fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Provision for income taxes	$19,988	$18,666	$19,761
Effective income tax rate	13.5%	22.3%	15.6%

The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company’s effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax.

The change in the effective income tax rate to 13.5% in fiscal year 2011 compared with 22.3% in fiscal year 2010 is due to discrete tax benefits of $13.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain jurisdictions. The increase in the effective income tax rate to 22.3% in fiscal year 2010 compared with 15.6% in fiscal year 2009 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate.

On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development tax credit which had expired on December 31, 2009. Accordingly, the Company’s income tax provision for fiscal year 2011 includes a tax benefit of $2.2 million related to the U.S. federal research tax credit.

As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $138.1 million and $125.2 million, of which $118.2 million and $101.4 million would affect the effective income tax rate if recognized. The increase in income tax liability associated with uncertain tax positions in fiscal year 2011 was offset by expiration of statutes of limitations and the closure of income tax audits in certain jurisdictions.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2011 and 2010, the Company had approximately $8.0 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At March 31, 2011, our working capital was $605.7 million, compared with $353.4 million at March 31, 2010. The increase in working capital over the prior year was due to increases in accounts receivable and inventories related to the increase in sales in fiscal year 2011, and a higher comparative cash balance. In fiscal year 2010, we paid cash of $378.6 million for the acquisition of LifeSize.

During fiscal year 2011, operating activities provided net cash of $156.6 million, generated from operations and increases in accounts payable. We used $39.9 million in investing activities, including $43.0 million for investments in tooling, computer hardware and software, and equipment. Net cash provided by financing activities was $46.4 million, primarily from the proceeds of employee stock purchases and the exercise of stock options.

At March 31, 2011, we had cash and cash equivalents of $477.9 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company has credit lines with several European and Asian banks totaling $117.1 million as of March 31, 2011. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At March 31, 2011, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

We provide various third parties with irrevocable letters of credit in the normal course of business to secure our obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2011, we had $0.7 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between April and December 2011.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics for fiscal years 2011, 2010 and 2009 (dollars in thousands):

	Year Ended March 31,
	2011	2010	2009
Accounts receivable, net	$258,294	$195,247	$213,929
Inventories	$280,814	$219,593	$233,467
Working capital	$605,666	$353,370	$709,382
Days sales in accounts receivable (DSO) (1)	42 days	33 days	47 days
Inventory turnover (ITO) (2)	5.2x	6.1x	5.2x
Net cash provided by operating activities	$156,551	$365,259	$200,587

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During fiscal year 2011, the Company’s operating activities generated net cash of $156.6 million, compared with $365.3 million in 2010 and $200.6 million in 2009. The decrease in 2011 was the result of higher accounts receivable and inventory balances, due to increased sales, higher DSO, and inventory of the new Logitech Revue product, and smaller increases than fiscal year 2010 in accounts payable and accrued liabilities. The increase in cash provided by operating activities was higher in 2010 primarily due to targeted management of working capital, reflected in the lower DSO and higher ITO.

DSO for fiscal year 2011 increased by 9 days compared with fiscal year 2010 and decreased by 5 days over fiscal year 2009. The increase related to a decline in shipment linearity and slight changes in payment terms, as well as changes in the types of incentive promotions offered, which resulted in classification of the related accruals as a liability rather than a deduction from accounts receivable. The decrease in fiscal year 2010 over 2009 resulted from improved cash collections and increased order and shipment linearity.

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

Inventory turnover for fiscal year 2011 decreased compared with 2010, and was comparable with fiscal year 2009. Inventory turns decreased between fiscal years 2011 and 2010 primarily due to higher inventory levels in comparison with sales in the fourth quarter of fiscal year 2011. We also increased inventory levels to improve our flexibility in servicing customers’ needs in fiscal year 2012 and added approximately $25 million of Logitech Revue inventory. The improvement in ITO from fiscal year 2009 to 2010 was driven by the increased in sales in the fourth quarter of fiscal year 2010, compared with the same period in 2009.

Cash Flow from Investing Activities

Cash flows from investing activities during fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Purchases of property, plant and equipment	$(43,039)	$(39,834)	$(48,263)
Purchases of trading investments	(19,075)	—	—
Proceeds from cash surrender of life insurance policies	11,313	813	—
Proceeds from sale of business	9,087	—	—
Acquisitions and investments, net of cash acquired	(7,300)	(388,809)	(64,430)
Sales of trading investments	6,470	—	—
Proceeds from sale of property, plant and equipment	2,688	—	—
Premiums paid on cash surrender value life insurance policies	(5)	—	(427)

Net cash used in investing activities	$(39,861)	$(427,830)	$(113,120)

Our purchases of property, plant and equipment during fiscal years 2011, 2010 and 2009 were principally for computer hardware and software purchases, machinery and equipment and normal expenditures for tooling. Purchasing activity was lower in fiscal years 2011 and 2010 compared with 2009 as we focused our cash outlays on critical capital needs.

In December 2010, we surrendered the Company-owned life insurance contracts held in a Rabbi Trust representing investments of a management deferred compensation plan offered by one of the Company’s subsidiaries. We invested the proceeds of $11.3 million from the life insurance contracts, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a Company-selected portfolio of mutual funds, which are also held in the Rabbi Trust. The purchases and sales of trading investments represent mutual fund activity directed by plan participants within the confines of the Rabbi Trust. The proceeds from cash surrender of life insurance policies in fiscal year 2010 and the premiums paid on life insurance in fiscal years 2011 and 2009 related to the life insurance contracts formerly held by the Company.

On March 31, 2011, we sold our equity interest in certain 3Dconnexion subsidiaries and the related intellectual property rights for $9.1 million, not including cash retained. The loss resulting from the sale was not material.

In fiscal year 2011, we acquired substantially all of the assets of Paradial AS for $7.3 million in a business combination. In fiscal year 2010, we acquired LifeSize Communications for $378.6 million, net of cash acquired of $3.7 million, and certain assets of TV Compass for $10 million. In fiscal year 2009, we acquired the Ultimate Ears companies for $32.3 million, net of cash acquired of $0.2 million, including transaction costs of $0.5 million and excluding a $1.8 million holdback provision which was recorded as a liability in the consolidated financial statements. We also acquired SightSpeed in fiscal year 2009 for $30.9 million in cash including transaction costs of $0.8 million. In addition, we paid $2.0 million for a pre-acquisition contingency recorded during the third quarter of fiscal year 2009 related to our WiLife acquisition and $0.4 million for patent rights acquired pursuant to a patent settlement agreement.

Proceeds from the sale of property, plant and equipment in fiscal year 2011 were related to the sale of our building in Romanel, Switzerland.

Cash Flow from Financing Activities

The following tables present information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2011, 2010 and 2009 (in thousands except per share amounts):

	Year Ended March 31,
	2011	2010	2009
Proceeds from sale of shares upon exercise of options and purchase rights	$42,969	$28,917	$31,119
Excess tax benefits from share-based compensation	3,455	2,814	6,592
Purchases of treasury shares	—	(126,301)	(78,870)
Repayments of debt	—	(13,630)	—

Net cash provided by (used in) financing activities	$46,424	$(108,200)	$(41,159)

	Year Ended March 31,
	2011	2010	2009
Number of shares repurchased	—	7,425	2,803
Value of shares repurchased	$—	$126,301	$78,870
Average price per share	$—	$17.01	$28.14

In fiscal years 2011, 2010 and 2009, we received proceeds from the sale of 4.0 million, 3.1 million and 3.1 million shares upon exercise of employee stock options and share purchases under our stock plans. In addition, cash was provided in each of those fiscal years from tax benefits on the exercise of share-based payment awards.

During fiscal years 2010 and 2009, we repurchased 7.4 million and 2.8 million shares for $126.3 million and $78.9 million under our buyback program announced in June 2007. The June 2007 buyback program, which was completed in March 2010, authorized the purchase of up to $250.0 million in Logitech shares. No share repurchases were made in fiscal year 2011 under the share buyback program approved by our Board of Directors in September 2008, which authorizes the Company to invest up to $250 million to purchase its own shares.

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

In connection with the acquisition of LifeSize Communications, Inc. in December 2009, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. Approximately $5.6 million is accrued as of March 31, 2011.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of May 24, 2011, we have not made any repurchases under the September 2008 program.

On October 12, 2010, the legislature of the U.S. state of California enacted a fiscal budget bill which extended the suspension of net operating losses for tax years beginning on or after January 1, 2008 through January 1, 2012. The legislation also affects the methodology used by corporate taxpayers to apportion income to California and modifies the large corporate underpayment penalty effective for our fiscal years ending March 31, 2011 and 2012. Although the Company has significant operations in California, we believe these changes will not have a material impact on our results of operations, cash flows or financial condition.

During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of March 31, 2011, we are not able to estimate the potential future liability, if any, which may result from these examinations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have been able to generate positive cash flow from our operating activities, including cash from operations of $156.6 million in fiscal year 2011. We believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of March 31, 2011, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at March 31, 2011 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$72,591	$18,023	$25,469	$14,832	$14,267
Purchase commitments — inventory	165,286	165,286	—	—	—
Purchase obligations — capital expenditures	10,724	10,724	—	—	—
Purchase obligations — operating expenses	49,839	49,839
Income taxes payable — non-current (1)	131,968
Obligation for management deferred compensation (1)	13,076
Pension and post-employment obligations (1)	26,645
Other long-term liabilities (2)	14,146	—	—	—	—

Total contractual obligations and commitments	$484,275	$243,872	$25,469	$14,832	$14,267

(1)	As specific payment dates for these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table.
(2)

Other long-term liabilities at March 31, 2011 included $4.3 million of royalties payable, $5.6 million in deferred service revenue, and $4.2 million related to various other obligations. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of March 31, 2011 were $1.6 million.

In May, 2011 we signed a new lease for facilities which will house our Americas operations in Northern California, replacing our leased facilities in Fremont, California. Our future contractual obligation in connection with this lease is approximately $35 million.

Purchase Commitments

We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. At March 31, 2011, fixed purchase commitments for capital expenditures amounted to $10.7 million, and primarily relate to commitments for manufacturing equipment and tooling. We also have commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers. At March 31, 2011, fixed purchase commitments for inventory amounted to $165.3 million, which are expected to be fulfilled by September 2011. We also had other commitments of $49.8 million for consulting services, marketing arrangements, advertising, outsourced customer services and other services. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At March 31, 2011, we had $132.0 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table. Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. We do not anticipate that this liability will change substantially within the next 12 months.

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

Obligation for Management Deferred Compensation

At March 31, 2011, we had $13.1 million in liabilities related to a management deferred compensation plan offered by one of the Company’s subsidiaries. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table. See Note 12 — Employee Benefit Plans for more information.

Pension and Post-Employment Obligations

At March 31, 2011, we had $30.2 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $3.6 million is payable in the next 12 months. As specific payment dates for these obligations are unknown beyond a 12-month period, the related balances have not been reflected in the “Payments Due by Period” section of the table. See Note 12 — Employee Benefit Plans for more information.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Company’s guarantees similarly varies. At March 31, 2011, there were no outstanding guaranteed purchase obligations. The maximum potential future payments for two of the three guarantee arrangements is limited to $30.0 million in total. The third guarantee is limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $54.7 million as of March 31, 2011. As of March 31, 2011, $10.3 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee arrangements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of March 31, 2011, $4.9 million was outstanding under these guarantees.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions at March 31, 2011. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

Letters of Credit

We provide various third parties with irrevocable letters of credit in the normal course of business to secure our obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2011, we had $0.7 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between April and December 2011.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, euro, British pound, Mexican peso, Japanese yen and Canadian dollar. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Chinese renminbi, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2011. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$58,969	$(5,361)	$6,552
Taiwanese dollar	U.S. dollar	21,377	(1,943)	2,375
Euro	British pound	14,606	(1,328)	1,623
Mexican peso	U.S. dollar	(8,715)	792	(968)
Japanese yen	U.S. dollar	(7,345)	668	(816)
Euro	U.S. dollar	(2,743)	249	(305)
Canadian dollar	U.S. dollar	2,624	(239)	292
Euro	Swedish krona	(1,591)	145	(177)
Euro	Russian rouble	1,109	(101)	123
Euro	Swiss franc	(1,095)	100	(122)
Australian dollar	U.S. dollar	817	(74)	91
Euro	United Arab Emirates dirham	(547)	50	(61)

		$77,466	$(7,042)	$8,607

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At March 31, 2011, net assets held in CNY totaled $59.0 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of March 31, 2011, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $54.9 million (€38.7 million). Deferred realized losses of $1.2 million are recorded in accumulated other comprehensive loss at March 31, 2011, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.8 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2011 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within two months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value.

The notional amounts of foreign exchange forward contracts outstanding at March 31, 2011 relating to foreign currency receivables or payables were $12.9 million. Open forward contracts as of March 31, 2011 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2011 were $17.1 million. Swap contracts outstanding at March 31, 2011 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos. Unrealized net losses on the contracts outstanding at March 31, 2011 were $0.4 million.

If the U.S. dollar had appreciated by 10% at March 31, 2011 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $5.7 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $8.6 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2011 and March 31, 2010 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Logitech’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In December of 2009, the Company acquired LifeSize Communications, Inc. As a result, the Company is in the process of integrating the processes and systems related to LifeSize into its existing systems of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

Other information required by this Item may be found in the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2011 (“the Proxy Statement”).

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

Any amendments or waivers of the code of ethics for members of the Company’s board of directors or executive officers will be disclosed in the investor relations section of the Company’s Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company’s next Form 10-K filing. During fiscal year 2011, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

Logitech’s code of ethics is available on the Company’s Web site at www.logitech.com, and for no charge, a copy of the Company’s code of ethics can be requested via the following address or phone number:

Logitech

Investor Relations

6505 Kaiser Drive

Fremont, CA 94555 USA

Main 510-795-8500

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item may be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of the Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended March 31, 2011, 2010 and 2009

Consolidated Balance Sheets — March 31, 2011 and 2010

Consolidated Statements of Cash Flows — Years Ended March 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity — Years Ended March 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

3. Exhibits

Index to Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1

3.1	Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/08/10	3.1

3.2	Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2

10.1	1996 Stock Plan, as amended **	S-8	333-100854	05/27/03	4.2

10.2	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009 **	8-K	0-29174	09/03/09	10.2

10.3	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010 **	10-K	0-29174	06/01/09	10.3

10.4	Logitech Inc. Management Deferred Compensation Plan **	10-Q	0-29174	11/04/08	10.1

10.5	1996 Employee Share Purchase Plan (U.S.), as amended **	S-8	333-157038	01/30/09	10.1

10.6	2006 Employee Share Purchase Plan (Non-U.S.), as amended **	S-8	333-157038	01/30/09	10.2

10.7	Form of Director and Officer Indemnification Agreement with Logitech International S.A. **	20-F	0-29174	05/21/03	4.1

10.8	Form of Director and Officer Indemnification Agreement with Logitech Inc. **	20-F	0-29174	05/21/03	4.2

10.9	Logitech Management Performance Bonus Plan **	8-K	0-29174	05/13/08	10.1

10.10	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen **	8-K	0-29174	12/09/08	10.1

Index to Exhibits — (Continued)

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.11	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen **	8-K	0-29174	12/09/08	10.4

10.12	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca **	10-K	0-29174	05/30/08	10.10

10.13	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca **	8-K	0-29174	12/09/08	10.5

10.14	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan **	8-K	0-29174	12/09/08	10.2

10.15	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer **	10-K	0-29174	05/30/08	10.12

10.16	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid **	10-K	0-29174	06/01/09	10.16

10.17	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan **	10-Q	0-29174	11/04/09	10.1

10.18	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan **	10-Q	0-29174	11/04/09	10.2

10.19	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan **	10-Q	0-29174	11/04/09	10.3

10.20	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan **	10-Q	0-29174	11/04/09	10.4

10.21	Compensation terms for non-executive board members for September 2009 — September 2010 board year **	10-Q	0-29174	11/04/09	10.5

Index to Exhibits — (Continued)

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.22	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008 **	10-Q	0-29174	11/04/09	10.14.1

10.23	LifeSize Communications, Inc. 2003 Stock Option Plan **	S-8	333-163933	12/22/09	10.1

10.24	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman **	8-K	0-29174	09/22/09	10.1

10.25	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse **	8-K	0-29174	03/24/11	10.1

10.27	Compensation terms for non-executive board members for September 2010 — September 2011 board year **	10-Q	0-29174	11/08/11	10.1

10.28	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011 **					X

21.1	List of subsidiaries of Logitech International S.A.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

31.1	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *					X

101.INS***	XBRL Instance Document					X

101.SCH***	XBRL Taxonomy Extension Schema Document					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

Index to Exhibits — (Continued)

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections. We are deemed to have complied with the reporting obligation relating to the submission of interactive data files in these exhibits and are not subject to liability under the anti-fraud provisions of the Securities Act of 1933 or any other liability provision as long as we make a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.

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

May 27, 2011

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

Signature	Title	Date
/s/ Gerald P. Quindlen Gerald P. Quindlen	President and Chief Executive Officer (Principal Executive Officer)	May 27, 2011

/s/ Erik K. Bardman Erik K. Bardman	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	May 27, 2011

/s/ Guerrino De Luca Guerrino De Luca	Chairman of the Board	May 27, 2011

/s/ Gerald P. Quindlen Gerald P. Quindlen	Director	May 27, 2011

/s/ Daniel Borel Daniel Borel	Director	May 27, 2011

/s/ Matthew Bousquette Matthew Bousquette	Director	May 27, 2011

/s/ Erh-Hsun Chang Erh-Hsun Chang	Director	May 27, 2011

/s/ Kee-Lock Chua Kee-Lock Chua	Director	May 27, 2011

/s/ Sally Davis Sally Davis	Director	May 27, 2011

/s/ Neil Hunt Neil Hunt	Director	May 27, 2011

Richard Laube	Director

/s/ Monika Ribar Monika Ribar	Director	May 27, 2011

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 27, 2011

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year ended March 31,
	2011	2010	2009
Net sales	$2,362,886	$1,966,748	$2,208,832
Cost of goods sold	1,526,380	1,339,852	1,517,606

Gross profit	836,506	626,896	691,226
Operating expenses:
Marketing and selling	420,580	304,788	319,167
Research and development	156,390	135,813	128,755
General and administrative	116,880	106,147	113,103
Restructuring charges	—	1,784	20,547

Total operating expenses	693,850	548,532	581,572
Operating income	142,656	78,364	109,654
Interest income, net	2,316	2,120	8,628
Other income, net	3,476	3,139	8,511

Income before income taxes	148,448	83,623	126,793
Provision for income taxes	19,988	18,666	19,761

Net income	$128,460	$64,957	$107,032

Net income per share:
Basic	$0.73	$0.37	$0.60
Diluted	$0.72	$0.36	$0.59

Shares used to compute net income per share:
Basic	176,928	177,279	178,811
Diluted	178,790	179,340	182,911

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$477,931	$319,944
Accounts receivable	258,294	195,247
Inventories	280,814	219,593
Other current assets	59,347	58,877

Total current assets	1,076,386	793,661
Property, plant and equipment	84,160	91,229
Goodwill	547,184	553,462
Other intangible assets	74,616	95,396
Other assets	79,210	65,930

Total assets	$1,861,556	$1,599,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298,160	$257,955
Accrued liabilities	172,560	182,336

Total current liabilities	470,720	440,291
Other liabilities	185,835	159,672

Total liabilities	656,555	599,963

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 — 191,606 issued and authorized and
50,000 conditionally authorized at March 31, 2011 and 2010	33,370	33,370
Additional paid-in capital	—	14,880
Shares in treasury, at cost, 12,433 at March 31, 2011 and 16,435 at March 31, 2010	(264,019)	(382,512)
Retained earnings	1,514,168	1,406,618
Accumulated other comprehensive loss	(78,518)	(72,641)

Total shareholders’ equity	1,205,001	999,715

Total liabilities and shareholders’ equity	$1,861,556	$1,599,678

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$128,460	$64,957	$107,032
Non-cash items included in net income:
Depreciation	48,191	56,380	44,021
Amortization of other intangible assets	27,800	14,515	8,166
Share-based compensation expense related to options, restricted stock units and stock purchase rights	34,846	25,807	24,503
Write-down of investments	43	643	2,727
Gain on disposal of fixed assets	(838)	—	—
Excess tax benefits from share-based compensation	(3,455)	(2,814)	(6,592)
Loss (gain) on cash surrender value of life insurance policies	(901)	(1,223)	2,868
In-process research and development	—	—	1,000
Deferred income taxes and other	(8,683)	(17,895)	(10,387)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(54,684)	28,489	152,496
Inventories	(60,482)	30,942	(9,078)
Other assets	5,825	15,038	14,615
Accounts payable	37,714	94,155	(123,802)
Accrued liabilities	2,715	56,265	(6,982)

Net cash provided by operating activities	156,551	365,259	200,587

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,039)	(39,834)	(48,263)
Purchases of trading investments	(19,075)	—	—
Proceeds from cash surrender of life insurance policies	11,313	813	—
Proceeds from sale of business	9,087	—	—
Acquisitions and investments, net of cash acquired	(7,300)	(388,809)	(64,430)
Sales of trading investments	6,470	—	—
Proceeds from sale of property, plant and equipment	2,688	—	—
Premiums paid on cash surrender value life insurance policies	(5)	—	(427)

Net cash used in investing activities	(39,861)	(427,830)	(113,120)

Cash flows from financing activities:
Proceeds from sale of shares upon exercise of options and purchase rights	42,969	28,917	31,119
Excess tax benefits from share-based compensation	3,455	2,814	6,592
Purchases of treasury shares	—	(126,301)	(78,870)
Repayments of debt	—	(13,630)	—

Net cash provided by (used in) financing activities	46,424	(108,200)	(41,159)

Effect of exchange rate changes on cash and cash equivalents	(5,127)	(2,044)	(35,901)

Net increase (decrease) in cash and cash equivalents	157,987	(172,815)	10,407
Cash and cash equivalents at beginning of period	319,944	492,759	482,352

Cash and cash equivalents at end of period	$477,931	$319,944	$492,759

Supplemental cash flow information:
Interest paid	$25	$66	$143
Income taxes paid	$16,619	$9,436	$15,268

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount		Shares	Amount
March 31, 2008	191,606	$33,370	$49,821	12,431	$(338,293)	$1,234,629	$(19,483)	$960,044
Net income	—	—	—	—	—	107,032	—	107,032
Cumulative translation adjustment	—	—	—	—	—	—	(55,983)	(55,983)
Net deferred hedging gains	—	—	—	—	—	—	216	216
Actuarial loss on pension plan, net of tax of $182	—	—	—	—	—	—	(6,055)	(6,055)
Unrealized gain on investment	—	—	—	—	—	—	424	424

Total comprehensive income								$45,634

Tax benefit from exercise of stock options	—	—	15,253	—	—	—	—	15,253
Purchase of treasury shares	—	—	—	2,803	(78,870)	—	—	(78,870)
Sale of shares upon exercise of options and purchase rights	—	—	(44,590)	(3,110)	75,709	—	—	31,119
Share-based compensation expense	—	—	24,528	—	—	—	—	24,528

March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708

Net income						64,957		64,957
Cumulative translation adjustment							2,753	2,753
Net deferred hedging gains	—	—	—	—	—	—	1,178	1,178
Actuarial gain on pension plan, net of tax of $122	—	—	—	—	—	—	4,309	4,309

Total comprehensive income								$73,197

Tax benefit from exercise of stock options	—	—	266	—	—	—	—	266
Purchase of treasury shares	—	—	—	7,425	(126,301)	—	—	(126,301)
Sale of shares upon exercise of options and purchase rights	—	—	(56,326)	(3,114)	85,243	—	—	28,917
Share-based compensation expense	—	—	25,928	—	—	—	—	25,928

March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715

Net income						128,460		128,460
Cumulative translation adjustment							5,005	5,005
Net deferred hedging gains	—	—	—	—	—		(4,366)	(4,366)
Actuarial gain on pension plan, net of tax of $241	—	—	—	—	—		(7,260)	(7,260)
Unrealized gain on investment							744	744

Total comprehensive income								$122,583

Tax benefit from exercise of stock options	—	—	4,783	—	—	—	—	4,783
Purchase of treasury shares	—	—	—			—	—	—
Sale of shares upon exercise of options and purchase rights	—	—	(54,614)	(4,002)	118,493	(20,910)	—	42,969
Share-based compensation expense	—	—	34,951	—	—	—	—	34,951

March 31, 2011	191,606	$33,370	$0	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Logitech is a world leader in products that connect people to digital experiences. Spanning multiple computing, communications and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. Our products for the PC include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories. Our LifeSize division offers scalable HD (high-definition) video communications endpoints, all-in-one HD video conferencing systems, video infrastructure bridges and integrated LifeSize/Logitech products and services.

We sell our peripheral products to a network of distributors and resellers and to OEMs (original equipment manufacturers). We sell our LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America). In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

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

Foreign Currencies

The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Chinese renminbi, Swiss franc or the local currency of the country as their functional currencies. The financial statements of the Company’s subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders’ equity in accumulated other comprehensive loss. Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reported in other income (expense), net in the consolidated statement of income.

Revenue Recognition

Revenues are recognized when all of the following criteria are met:

•	evidence of an arrangement exists between the Company and the customer;

•	delivery has occurred and title and risk of loss transfer to the customer;

•	the price of the product is fixed or determinable; and

•	collectibility of the receivable is reasonably assured.

For sales of most hardware peripherals products and hardware bundled with software incidental to its functionality, these criteria are met at the time delivery has occurred and title and risk of loss have transferred to the customer.

For multiple-deliverable revenue arrangements that include both undelivered software elements and hardware with software essential its functionality, the Company began using the following hierarchy as of April 1, 2010 to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (estimated selling price), if neither VSOE or TPE is available. Management judgment must be used to determine the appropriate deliverables and associated relative selling prices. The Company has identified Logitech Revue and the LifeSize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.

The sale of Logitech Revue consists of three deliverables: hardware with essential software delivered at the time of sale, standalone hardware, and unspecified upgrades to the essential software delivered on a when-and-if-available basis. The relative selling price of the hardware with essential software is based on ESP, using the cost-plus margin method. The relative selling price of the standalone hardware is based on VSOE from sales of the product on a standalone basis. As future unspecified upgrades to the essential software are not sold on a standalone basis by Logitech or its competitors, the ESP for future upgrades is estimated as a percentage of the total market price for similar software products sold by third parties which include upgrade rights. Amounts allocated to the delivered hardware and essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the future unspecified software upgrade rights are deferred and recognized ratably over the estimated 24-month life of the hardware.

LifeSize products include the following deliverables:

•	Hardware with software essential to the functionality of the hardware device delivered at time of sale;

•	Non-essential software;

•	Maintenance for hardware with essential software, including future, when-and-if available unspecified upgrades;

•	Maintenance for non-essential software, including future, when-and-if available unspecified upgrades;

•	Other services including training and installation.

The relative selling price for LifeSize hardware with essential software and non-essential software is based on ESP, as VSOE and TPE cannot be established due to variable price discounting. Key factors considered in developing ESP are historical selling prices of the product, pricing of substantially similar products, and other market conditions. LifeSize sells maintenance for non-essential software, maintenance for hardware with essential software, and other services on a standalone basis, and therefore has established VSOE for those deliverables. Amounts allocated to the delivered hardware with essential software and non-essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to maintenance are deferred and recognized ratably over the maintenance period. Amounts allocated to other services are deferred and recognized upon completion of services. Prior to adopting the selling price hierarchy on April 1, 2010, LifeSize had established VSOE for all undelivered elements, which continued to be used as the relative selling price.

Separately priced maintenance contracts and extended service revenue on other Logitech hardware and software products are recognized ratably over the service period.

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

The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

The Company enters into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products, or a fixed dollar credit for various marketing programs. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing programs are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

Customer incentive programs include performance-based incentives and consumer rebates. The Company offers performance-based incentives to its distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Allowances for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required allowances are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company’s discretion for the primary benefit of end-users. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

The Company has agreements with certain of its customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At management’s discretion, the Company also offers special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Management’s decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Estimates of expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by products, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $184.8 million, $118.1 million and $161.5 million in fiscal years 2011, 2010 and 2009. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions to limit exposure with any one financial institution, but is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with individual financial institutions are in excess of amounts that are insured.

The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2011 and 2010, one customer represented 13% and 14% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

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

Investments

The Company’s investment securities portfolio consists of bank time deposits, marketable securities related to a management deferred compensation plan, and auction rate securities collateralized by residential and commercial mortgages.

The bank time deposits are classified as cash equivalents, and are recorded at cost, which approximates fair value.

The marketable securities are classified as non-current trading investments, and are recorded at fair value based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net.

The auction rate securities are classified as non-current available-for-sale assets, and are recorded at estimated fair value. Declines in fair value of the auction rate securities are deemed other-than-temporary and are included in other income (expense), net. Increases in fair value are deemed temporary and are included in accumulated other comprehensive income (loss).

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

Depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, software development over useful lives of three to five years and leasehold improvements over the life of the lease, generally not exceeding five years. Beginning in fiscal year 2011, tooling is depreciated using the straight-line method over the forecasted life of the tool, not to exceed one year from the time it is placed into production. Prior to fiscal year 2011, depreciation for tooling was calculated based on the forecasted production volume and adjusted quarterly based on actual production.

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

Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of the impairment loss.

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

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The Company’s trading investments are reported at fair value based on quoted market prices, and available-for-sale securities are reported at estimated fair value.

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

Share-Based Compensation Expense

Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (restricted stock units) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value is deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award, which is generally the vesting term of four years (single-option approach) for stock options and one to four years for RSUs.

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

Treasury Shares

The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost, as a reduction of total shareholders’ equity. Treasury shares held are reissued to satisfy the exercise of employee stock options and purchase rights, and the vesting of restricted stock units.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts.

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

Recent Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Logitech will adopt ASU 2009-28 in the first quarter of fiscal year 2012. The impact of adopting ASU 2010-28 will not be known until the Company performs its evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this guidance for acquisitions beginning in fiscal year 2012.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2011	2010	2009
Net income — basic and diluted	$128,460	$64,957	$107,032

Weighted average shares — basic	176,928	177,279	178,811
Effect of dilutive stock options	1,862	2,061	4,100

Weighted average shares — diluted	178,790	179,340	182,911

Net income per share — basic	$0.73	$0.37	$0.60

Net income per share — diluted	$0.72	$0.36	$0.59

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

During fiscal years 2011, 2010 and 2009, 13,705,406, 15,186,997 and 10,567,217 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

The following table illustrates the dilution effect of share-based awards granted, assumed and exercised (in thousands):

	Year ended March 31
	2011	2010	2009
Basic weighted average shares outstanding as of March 31	176,928	177,279	178,811
Stock options and RSUs granted	2,431	3,902	4,239
Stock options and restricted stock assumed in LifeSize acquisition	—	1,078	—
Stock options and RSUs canceled, forfeited, or expired	(1,411)	(1,440)	(1,163)

Net awards granted and assumed	1,020	3,540	3,076

Grant dilution (1)	0.6%	2.0%	1.7%
Stock options exercised and RSUs vested	2,889	1,980	2,037
Exercise dilution (2)	1.6%	1.1%	1.1%

(1)	The percentage of grant dilution is computed based on net awards granted and assumed as a percentage of basic weighted average shares outstanding.
(2)	The percentage of exercise dilution is computed based on options exercised as a percentage of basic weighted average shares outstanding.

Note 4 — Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and 2010, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2011			March 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$477,931	$—	$—	$319,944	$—	$—
Trading investments	13,113	—	—	—	—	—
Available-for-sale securities	—	—	1,695	—	—	994
Foreign exchange derivative assets	566	—	—	599	—	—

Total assets at fair value	$491,610	$—	$1,695	$320,543	$—	$994

Foreign exchange derivative liabilities	$1,881	$—	$—	$366	$—	$—

Total liabilities at fair value	$1,881	$—	$—	$366	$—	$—

Notes 5 and 14 describe the valuation techniques and inputs used to determine fair value.

Note 5 — Cash and Cash Equivalents and Investment Securities

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original terms of less than 32 days. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company’s investment securities consist of marketable securities related to a management deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages.

The marketable securities are classified as non-current trading investments and do not have maturity dates. Since participants in the management deferred compensation plan may select the mutual funds in which their compensation deferrals are invested, and may actively trade funds within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $13.1 million as of March 31, 2011, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net.

The auction rate securities are classified as non-current available-for-sale securities. These securities are collateralized by residential and commercial mortgages, and are second-priority senior secured floating rate notes with maturity dates in excess of 10 years. Interest rates on these notes were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. Four of the securities with par value of $32.2 million and estimated fair value of $0.9 million have experienced events of default, and two of these four securities have declared acceleration. The auction rate securities are currently rated below investment grade. The Company does not expect to realize the proceeds, if any, from these securities until a future auction of these securities is successful or a buyer is found outside of the auction process. The auction rate securities are reported at estimated fair value at March 31, 2011 and 2010 of $1.7 million and $1.0 million. The estimated fair value was determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments are discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. The par value of the auction rate securities at March 31, 2011 and 2010 was $47.5 million. Declines in fair value of the auction rate securities are deemed other-than-temporary and are included in other income (expense), net. Increases in fair value are deemed not-other-than-temporary and are included in accumulated other comprehensive income (loss).

The following table presents the changes in fair value of the Company’s auction rate securities during fiscal years 2011 and 2010:

	March 31,
	2011	2010
Auction rate securities, beginning balance	$994	$1,637
Unrealized gain	744	—
Unrealized loss	(43)	(643)

Auction rate securities, ending balance	$1,695	$994

Note 6 — Acquisitions and Divestitures

Paradial

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

The total cash consideration paid of $382.3 million included $37.0 million deposited into an escrow account as security for indemnification claims under the merger agreement and $0.5 million deposited in a stockholder representative expense fund. The escrow trustee disbursed 50% of the escrow fund to the former holders of LifeSize capital stock, vested options and warrants in December 2010, and the remaining fifty percent will be disbursed in June 2011, subject to indemnification claims.

In connection with the merger, Logitech also agreed to establish a cash and stock option retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. As of March 31, 2011, approximately $5.6 million has been accrued for this cash incentive. In December 2009, options to purchase 850,000 Logitech shares were issued in connection with the retention and incentive plan.

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

	2010	2009
	(Unaudited)
Net sales	$2,023	$2,282
Net income	$44	$82
Net income per share — basic	$0.25	$0.46
Net income per share — diluted	$0.25	$0.45

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

Total consideration paid was $34.5 million, which includes $0.7 million in transaction costs. Under the terms of the purchase agreement, the Company acquired all of the outstanding equity interests of Ultimate Ears for $33.8 million, including a $6.9 million holdback provision relating to potential indemnification claims, of which $6.1 million has been disbursed and $0.8 million is recorded as a liability as of March 31, 2011. The holdback provision has been included as part of the purchase price allocation below.

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

3Dconnexion

On March 31, 2011, the Company sold its equity interest in certain 3Dconnexion subsidiaries, the provider of the Company’s 3D controllers, and its intellectual property rights related to the manufacture and sale of certain 3Dconnexion products, to a group of third party individuals and certain 3Dconnexion employees. The sale price was $9.1 million, not including cash retained. Under the sale agreement, the Company will continue to manufacture 3Dconnexion products and sell to the buyers for a period of three years. The loss resulting from the sale was not material.

Note 7 — Balance Sheet Components

The following provides the components of certain balance sheet asset amounts as of March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Accounts receivable:
Accounts receivable	$435,331	$349,722
Allowance for doubtful accounts	(4,086)	(5,870)
Allowance for returns	(29,666)	(23,657)
Cooperative marketing arrangements	(28,669)	(17,527)
Customer incentive programs	(52,358)	(44,306)
Pricing programs	(62,258)	(63,115)

	$258,294	$195,247

Inventories:
Raw materials	$37,126	$31,630
Work-in-process	3	86
Finished goods	243,685	187,877

	$280,814	$219,593

Other current assets:
Tax and VAT refund receivables	$17,810	$20,305
Deferred taxes	27,018	27,064
Prepaid expenses and other	14,519	11,508

	$59,347	$58,877

Property, plant and equipment:
Plant, buildings and improvements	$52,681	$58,629
Equipment	137,248	112,454
Computer equipment	60,344	53,576
Computer software	85,338	78,156

	335,611	302,815
Less: accumulated depreciation	(260,283)	(224,485)

	75,328	78,330
Construction-in-progress	5,974	9,751
Land	2,858	3,148

	$84,160	$91,229

Other assets:
Deferred taxes	$55,897	$45,257
Trading investments	13,113	—
Cash surrender value of life insurance contracts	—	11,097
Deposits and other	10,200	9,576

	$79,210	$65,930

The following provides the components of certain balance sheet liability amounts as of March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Accrued liabilities:
Accrued personnel expenses	$50,552	$51,378
Accrued marketing expenses	32,599	28,052
Deferred revenue	15,859	16,683
Accrued freight and duty	12,497	12,696
Accrued royalties	5,144	4,402
Warranty accrual	4,970	3,002
Non-retirement post-employment benefit obligations	3,563	2,761
Income taxes payable — current	2,569	8,875
Accrued restructuring	—	399
Other accrued liabilities	44,807	54,088

	$172,560	$182,336

Long-term liabilities:
Income taxes payable — non-current	$131,968	$116,456
Obligation for management deferred compensation	13,076	10,307
Defined benefit pension plan liability	26,645	19,343
Other long-term liabilities	14,146	13,566

	$185,835	$159,672

The following table presents the changes in the allowance for doubtful accounts during fiscal years ended March 31, 2011, 2010 and 2009 (in thousands):

	March 31,
	2011	2010	2009
Allowance for doubtful accounts, beginning balance	$5,870	$6,705	$2,497
Bad debt expense	663	(72)	5,102
Write-offs net of recoveries	(2,447)	(763)	(894)

Allowance for doubtful accounts, ending balance	$4,086	$5,870	$6,705

Note 8 — Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during fiscal years ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Goodwill, beginning balance	$553,462	$242,909
Additions	332	313,041
Sale of business	(6,610)	—
Other adjustments	—	(2,488)

Goodwill, ending balance	$547,184	$553,462

Additions to goodwill during fiscal year 2011 related to our acquisition of Paradial. Additions to goodwill during fiscal year 2010 primarily related to our acquisitions of LifeSize and TV Compass. The divestiture relates to goodwill associated with the 3Dconnexion entities which were sold on March 31, 2011. The adjustment to goodwill in fiscal year 2010 represents an adjustment of the deferred tax asset recognized in connection with the acquisitions of SightSpeed, Inc. and the Ultimate Ears companies.

Logitech maintains discrete financial information for LifeSize and accordingly, the acquired goodwill related to the LifeSize acquisition is separately evaluated for impairment at the entity level. The Company has fully integrated the Paradial business into LifeSize, and discrete financial information for Paradial is not maintained. Accordingly, the acquired goodwill related to Paradial is evaluated for impairment at the LifeSize entity level.

The Company has fully integrated the TV Compass business into the Company’s other operations, and discrete financial information for TV Compass is not maintained. Accordingly, the acquired goodwill related to TV Compass is evaluated for impairment at the total enterprise level.

The Company performs its annual goodwill impairment analyses of our operating segments during its fourth fiscal quarter or more frequently if events or circumstances indicate that an impairment may have occurred. Based on the impairment analyses performed, the fair value of each of our operating segments exceeded the carrying value of the segment by more than 50% of the carrying value.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2011			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/tradename	$31,907	$(23,290)	$8,617	$32,051	$(20,421)	$11,630
Technology	88,068	(45,686)	42,382	87,968	(36,033)	51,935
Customer contracts	38,537	(14,920)	23,617	38,517	(6,686)	31,831

	$158,512	$(83,896)	$74,616	$158,536	$(63,140)	$95,396

During fiscal year 2011, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Paradial. During fiscal year 2010, changes in the gross carrying value of other intangible assets related primarily to our acquisitions of LifeSize and TV Compass.

For fiscal years 2011, 2010 and 2009, amortization expense for other intangible assets was $27.8 million, $14.5 million and $8.2 million. The Company expects that annual amortization expense for the fiscal years ending 2012, 2013, 2014, and 2015 will be $26.0 million, $23.1 million, $16.9 million, $8.2 million, and $0.4 million thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $117.1 million at March 31, 2011. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2011, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Shareholders’ Equity

Share Capital

The Company’s nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 12,433,614 of which were held in treasury as of March 31, 2011.

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

Dividends

Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 507.7 million or $554.6 million based on exchange rates at March 31, 2011) and is subject to shareholder approval.

Legal Reserves

Under Swiss corporate law, a minimum of 5% of the Company’s annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company’s issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.5 million at March 31, 2011 (based on exchange rates at March 31, 2011).

Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the amount of treasury shares repurchased at year-end. The reserve for treasury shares, which is not available for distribution, totaled $307.6 million at March 31, 2011.

Share Repurchases

During fiscal years 2011, 2010 and 2009, the Company had the following approved share buyback programs in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining
September 2008	$250,000	September 2012	—	$250,000
June 2007	$250,000	September 2010	March 2010	$—

The Company repurchased shares under these buyback programs as follows (in thousands):

	Amounts Repurchased During Year ended March 31, (1)
Date of Announcement	Program to date		2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 2007	11,978	$250,555	—	$—	7,425	$126,301	2,803	$78,870

(1)	Represents the amount in U.S. dollars, calculated based on exchange rates on the repurchase dates.

The Company has not started repurchases under the September 2008 program.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2011	2010
Cumulative translation adjustment	$(58,641)	$(63,646)
Pension liability adjustments, net of tax of $759 and $936	(18,073)	(10,813)
Unrealized gain on investments	1,168	424
Net deferred hedging gains (losses)	(2,972)	1,394

	$(78,518)	$(72,641)

Note 11 — Restructuring

In January 2009, Logitech initiated the 2009 Restructuring Plan in order to reduce operating expenses and improve financial results in response to deteriorating global economic conditions. We completed the restructuring plan in fiscal year 2010. The following table summarizes restructuring related activities during fiscal years 2011, 2010 and 2009 (in thousands):

	Total	Termination Benefits	Asset Impairments	Contract Termination Costs	Other
Balance at March 31, 2008	$—	$—	$—	$—	$—
Charges	20,547	16,427	556	200	3,364
Cash payments	(12,764)	(12,579)	—	(185)	—
Charges against assets	(556)	—	(556)	—	—
Other	(3,485)	(121)	—	—	(3,364)
Foreign exchange	52	52	—	—	—

Balance at March 31, 2009	$3,794	$3,779	$—	$15	$—

Charges	1,784	1,318	—	419	47
Cash payments	(5,194)	(5,098)	—	(96)	—
Other	(86)	53	—	(4)	(135)
Foreign exchange	101	106	—	—	(5)

Balance at March 31, 2010	$399	$158	$—	$334	$(93)

Cash payments	(322)	(9)	—	(334)	21
Other	(74)	(149)	—	—	75
Foreign exchange	(3)	—	—	—	(3)

Balance at March 31, 2011	$—	$—	$—	$—	$—

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

Note 12 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of March 31, 2011, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Plan (2006 Stock Incentive Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for fiscal years 2011, 2010 and 2009 (in thousands).

	Year Ended March 31,
	2011	2010	2009
Cost of goods sold	$4,223	$3,073	$3,163

Share-based compensation expense included in gross profit	4,223	3,073	3,163

Operating expenses:
Marketing and selling	12,030	9,201	7,989
Research and development	7,829	4,902	4,488
General and administrative	10,764	8,631	8,863

Share-based compensation expense included in operating expenses	30,623	22,734	21,340

Total share-based compensation expense	34,846	25,807	24,503
Tax benefit	8,279	5,768	3,102

Share-based compensation expense, net of income tax	$26,567	$20,039	$21,401

As of March 31, 2011, 2010 and 2009, $1.0 million, $0.9 million and $0.8 million of share-based compensation cost was capitalized to inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2011
	Compensation Cost Not Yet Recognized	Months of Future Recognition
Non-vested stock options	$55,691	30
Time-based RSUs	29,775	48
Performance-based RSUs	13,330	33

Total compensation cost not yet recognized	$98,796

Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 16,000,000 shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2011, a total of 1,643,369 shares were available for issuance under these plans.

The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs (restricted stock units), which are bookkeeping entries reflecting the equivalent of shares. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. The 2006 Stock Plan has an expiration date of June 16, 2016. Stock options granted under the 2006 Plan generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. Time-based RSUs granted to employees under the 2006 Plan vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary. Performance-based RSUS granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is three years for performance-based RSU grants made in fiscal year 2011 and two years for performance-based RSU grants made in fiscal years 2010 and 2009. An aggregate of 17,500,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2011, a total of 4,493,291 shares were available for issuance under this plan.

A summary of the Company’s stock option activity for fiscal years 2011, 2010 and 2009 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Year ended March 31,
	2011		2010		2009
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	20,037	$18	18,897	$18	17,952	$17
Granted	294	$16	3,520	$14	4,145	$21
Assumed in LifeSize acquisition	—	$—	1,024	$5	—	$—
Exercised	(2,747)	$10	(1,980)	$8	(2,037)	$9
Cancelled or expired	(1,272)	$21	(1,424)	$17	(1,163)	$24

Outstanding, end of year	16,312	$19	20,037	$18	18,897	$18

Exercisable, end of year	11,205	$20	11,287	$17	10,981	$14

The total pretax intrinsic value of stock options exercised during the fiscal years ended March 31, 2011, 2010 and 2009 was $23.1 million, $15.0 million and $33.2 million and the tax benefit realized for the tax deduction from options exercised during those periods was $7.6 million, $3.9 million and $8.5 million. The total fair value of options vested as of March 31, 2011, 2010 and 2009 was $74.3 million, $66.4 million and $57.7 million.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values:

	Year ended March 31,
	2011	2010	2009	2011	2010	2009
	Purchase Plans			Stock Option Plans
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	6 months	6 months	6 months	4 years	3.3 years	3.7 years
Expected volatility	35%	59%	63%	48%	47%	36%
Risk-free interest rate	0.16%	0.19%	1.23%	1.57%	1.64%	2.40%

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

The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2011	2010	2009	2011	2010	2009
	Purchase Plans			Stock Option Plans
Weighted average grant-date fair value of options granted	$4.26	$4.23	$5.46	$6.11	$6.66	$6.25
Expected forfeitures	0%	0%	0%	9%	9%	7%

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2011 (in thousands except per share data; exercise prices and contractual lives are weighted averages):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value	Number	Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value
$ 1.00 - $11.45	2,870	$9	3.8	$27,256	2,359	$9	2.9	$20,768
$11.46 - $16.35	3,964	$15	6.8	14,511	1,695	$14	4.8	6,663
$16.36 - $23.35	5,468	$20	5.7	1,340	4,127	$20	5.0	846
$23.36 - $50.00	4,010	$31	6.2	—	3,024	$31	6.1	—

$ 1.00 - $50.00	16,312			$43,107	11,205			$28,277

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing price of $18.13 at March 31, 2011, which would have been received by the option holders had these option holders exercised their options as of that date. The total number of fully vested in-the-money options exercisable as of March 31, 2011 was 4,883,941. As of March 31, 2011, 5,107,861 options were unvested, of which 4,648,154 are expected to vest, based on an estimated forfeiture rate of 9%.

A summary of the Company’s time- and performance-based RSU activity for fiscal years 2011, 2010 and 2009 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Year ended March 31,
	2011		2010		2009
	Number	Grant Date Fair Value	Number	Grant Date Fair Value	Number	Grant Date Fair Value
Outstanding, beginning of year	514	$18	94	$28	—	$—
Time-based RSUs granted	1,599	$20	267	$15	—	$—
Performance-based RSUs granted	538	$28	115	$18	94	$28
Assumed in LifeSize acquisition	—	$—	54	$5	—	$—
Vested	(142)	$15	—	$—	—	$—
Cancelled or expired	(139)	$24	(16)	$23	—	$—

Outstanding, end of year	2,370	$21	514	$18	94	$28

The Company estimates the fair value of the time-based RSUs based on the share market price on the date of grant. The fair value of the performance-based RSUs is estimated using the Monte-Carlo simulation model applying the following assumptions:

	FY 2011 Grants	FY 2010 Grants	FY 2009 Grants
Dividend yield	0%	0%	0%
Expected life	3 years	2 years	2 years
Expected volatility	51%	58%	41%
Risk-free interest rate	0.81%	1.11%	1.82%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The expected life of the performance-based RSUs is the service period at the end of which the RSUs will vest if the performance conditions are satisfied. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period equal to the years of expected life. The risk free interest rate is derived from the yield on US Treasury Bonds for a term of the same number of years as the expected life.

As of March 31, 2011, the grant date fair values of outstanding RSUs ranged from $14 to $28 per RSU, and the weighted average contractual life was 3.8 years.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2011, 2010 and 2009, were $8.9 million, $8.2 million and $8.3 million.

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

The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its statement of financial position, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive loss, which is a component of shareholders’ equity. Each plan’s assets and benefit obligations are measured approximately as of March 31.

The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Service cost	$4,396	$3,983	$2,814
Interest cost	1,745	1,430	1,520
Expected return on plan assets	(1,818)	(1,200)	(1,488)
Amortization of net transition obligation	4	4	5
Amortization of net prior service cost	161	138	—
Settlement	2	—	—
Recognized net actuarial loss	482	1,239	232

Net periodic benefit cost	$4,972	$5,594	$3,083

Additional benefit costs of $3.4 million related to the restructuring were recognized in restructuring expenses in fiscal year 2009.

The changes in projected benefit obligations for fiscal years 2011 and 2010 were as follows (in thousands):

	March 31,
	2011	2010
Projected benefit obligation, beginning of year	$57,531	$48,135
Service cost	4,396	3,983
Interest cost	1,745	1,430
Plan participant contributions	2,321	1,848
Actuarial (gain) loss	3,911	(78)
Benefits paid	(2,220)	(1,037)
Plan amendments	19	—
Settlement	(218)	—
Administrative expense paid	(131)	(177)
Foreign currency exchange rate changes	8,791	3,427

Projected benefit obligation, end of year	$76,145	$57,531

The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2011 and 2010 was $60.2 million and $46.3 million.

The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Fair value of plan assets, beginning of year	$35,427	$23,415
Actual return on plan assets	34	5,267
Employer contributions	4,409	4,137
Plan participant contributions	2,321	1,848
Benefits paid	(2,016)	(864)
Settlement	(85)	—
Administrative expenses paid	(131)	(177)
Foreign currency exchange rate changes	5,978	1,801

Fair value of plan assets, end of year	$45,937	$35,427

The defined benefit pension plans have the following asset allocations. Investment strategies and allocation decisions are determined by the applicable governmental regulatory agency.

	March 31,
	2011	2010
Equity securities	33.4%	34.8%
Debt securities	43.3%	43.6%
Real estate	6.5%	10.7%
Other	16.8%	10.9%

	100.0%	100.0%

The funded status of the defined benefit pension plans is the fair value of plan assets as determined by the governmental regulatory agency less benefit obligations. The funded status of the non-retirement post-

employment benefits is the fair value of the benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $30.2 million and $22.1 million as of March 31, 2011 and 2010. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2011	2010
Current assets	$759	$936
Current liabilities	(3,563)	(2,761)
Non-current liabilities	(26,645)	(19,343)

Net liability	$(29,449)	$(21,168)

Amounts recognized in other comprehensive income related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2011	2010
Net prior service cost	$(2,084)	$(2,075)
Net actuarial loss	(16,714)	(9,641)
Amortization of net transition obligation	(34)	(33)

Accumulated other comprehensive income	(18,832)	(11,749)
Deferred tax benefit	759	936

Accumulated other comprehensive loss, net of tax	$(18,073)	$(10,813)

Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	March 31,
	2011	2010
Accumulated other comprehensive loss, beginning of year	$(10,813)	$(15,122)
Transition obligation recognized	5	4
Prior service cost recognized	146	120
Loss recognized	396	1,276
Settlement loss recognized	23	—
Gain (loss) occurred	(5,609)	4,143
Deferred tax expense	(241)	(122)
Foreign currency exchange rate changes	(1,980)	(1,112)

Accumulated other comprehensive loss, end of year	$(18,073)	$(10,813)

The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2011, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2012 (in thousands):

March 31, 2011
Amortization of net transition obligation	$5
Amortization of net prior service costs	152
Amortization of net actuarial loss	837

$994

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal years 2011 and 2010 were as follows:

	2011		2010
	Benefit Obligation	Periodic Cost	Benefit Obligation	Periodic Cost
Discount rate	2.00% to 3.75%	2.00% to 3.75%	2.00% to 3.25%	2.00% to 3.00%
Estimated rate of compensation increase	3.00% to 5.00%	2.50% to 5.00%	2.50% to 5.00%	2.50% to 5.00%
Expected average rate of return on plan assets	1.00% to 4.00%	1.00% to 4.75%	1.00% to 4.75%	1.00% to 4.25%

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

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2012	$3,898
2013	4,024
2014	4,058
2015	4,018
2016	4,217
Thereafter	19,360

$39,575

The Company expects to contribute approximately $4.1 million to its defined benefit pension plans during fiscal year 2012.

Deferred Compensation Plan

One of the Company’s subsidiaries offers a management deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan. Prior to December 2010, the participants’ deferrals were invested in Company-owned life insurance contracts held in a Rabbi Trust. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds of $11.3 million, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a Company-selected portfolio of marketable securities, which are also held by the Rabbi Trust.

The fair value of the deferred compensation plan’s assets is included in other assets in the statements of financial position. The marketable securities are classified as trading investments and are recorded at a fair value of $13.1 million as of March 31, 2011, based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net. The cash surrender value of the insurance contracts was approximately $10.4 million and trust cash balances were $0.7 million as of March 31, 2010. Expenses and gains or losses related to the insurance contracts are included in other income (expense), net.

The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment options selected by each participant, was approximately $13.1 million and $10.3 million at March 31, 2011 and 2010 and was included in other liabilities.

Note 13 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

Income before income taxes for the fiscal years ended March 31, 2011, 2010 and 2009 is summarized as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Income before income taxes:
Swiss	$50,219	$13,352	$40,717
Non-Swiss	98,229	70,271	86,076

Total	$148,448	$83,623	$126,793

The provision for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Current:
Swiss	$(1,073)	$1,463	$53
Non-Swiss	26,218	22,279	32,274
Deferred:
Swiss	—	—	(36)
Non-Swiss	(5,157)	(5,076)	(12,530)

Total	$19,988	$18,666	$19,761

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2011	2010	2009
Expected tax provision at statutory income tax rates	$12,618	$7,108	$10,777
Income taxes at different rates	6,476	10,473	9,370
Research and development tax credits	(2,315)	(1,628)	(2,524)
Unrealized investment income	(315)	(428)	1,004
Stock compensation	551	713	618
Transaction costs	—	1,257	—
Valuation allowance	2,309	—	—
Other	664	1,171	516

Total provision for income taxes	$19,988	$18,666	$19,761

The Company negotiated a tax holiday on certain earnings in China which was effective from January 2006 through December 2010. The tax holiday was a tax exemption aimed to attract foreign technological investment in China. The tax holiday decreased income tax expense by approximately $3.6 million, $2.4 million, and $4.0 million for fiscal years 2011, 2010 and 2009. The benefit of the tax holiday on net income per share (diluted) was approximately $0.02, $0.01 and $0.02 in fiscal years 2011, 2010 and 2009.

On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development credit, which had expired on December 31, 2009. Accordingly, the Company’s income tax provision for the fiscal year ended March 31, 2011 includes a tax benefit of $2.2 million related to the U.S. federal research tax credit.

The U.S. state of California has enacted legislation affecting the methodology which must be used by corporate taxpayers to apportion income to California. These changes will become effective for our fiscal year ending March 31, 2012. The Company anticipates that the election to use only sales in apportioning income to California will lower the effective state tax rate in the future. The Company’s income tax provision as of March 31, 2011 reflects an income tax expense of $0.4 million from adjustments to deferred tax assets resulting from the change in the effective state tax rate.

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$33,029	$40,878
Tax credit carryforwards	5,645	3,367
Accruals	35,172	35,346
Depreciation and amortization	12,310	11,473
Share-based compensation	21,997	17,438
Valuation allowance	(2,309)	—

Gross deferred tax assets	105,844	108,502

Deferred tax liabilities:
Acquired intangible assets	(24,013)	(37,264)

Gross deferred tax liabilities	(24,013)	(37,264)

Net deferred tax assets	$81,831	$71,238

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

The Company established $2.3 million of valuation allowance in fiscal year 2011. In March 2011, the Company sold its equity interest in certain 3Dconnexion subsidiaries, and its intellectual property rights related to the manufacture and sale of certain 3Dconnexion products, to a group of third party individuals and certain 3Dconnexion employees. A full valuation allowance of $2.2 million was provided for $5.7 million of capital loss carryforward from the sale of 3Dconnexion Inc. in the U.S. as the Company determined that it is more likely than not that the Company would not generate adequate capital gains in the next five years before the capital loss expires under the U.S. tax law. The remaining valuation allowance of $0.1 million represents a full valuation allowance for certain foreign tax credit carryforwards in the U.S.

Deferred tax assets relating to tax benefits of employee stock option grants and RSUs have been reduced to reflect exercises in fiscal years 2011 and 2010. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recorded until the deduction reduces cash taxes payable. During fiscal years 2011 and 2010, the Company recorded a credit to equity of $4.8 million and $0.3 million.

As of March 31, 2011, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $285.9 million and $25.4 million. Approximately $121.7 million of the net operating loss carryforwards and $20.2 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. A full valuation allowance has been provided for foreign tax credits of $0.1 million. Unused net operating loss carryforwards will expire at various dates in fiscal years 2014 to 2031, and the tax credit carryforwards will begin to expire in fiscal year 2012.

As of March 31, 2011, the Company had capital loss carryforwards of approximately $5.7 million for which a full valuation allowance has been provided. The loss will begin to expire in fiscal year 2016.

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

As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits was $138.1 million and $125.2 million, of which $118.2 million and $101.4 million would affect the effective income tax rate if realized. The Company classified the unrecognized tax benefits as non-current income taxes payable.

The aggregate changes in gross unrecognized tax benefits in fiscal years 2011, 2010 and 2009 were as follow (in thousands):

Beginning balance as of March 31, 2008	$92,647
Lapse of statute of limitations	(1,978)
Increases in balances related to tax positions taken during the current period	6,958

Balance as of March 31, 2009	$97,627
Lapse of statute of limitations	(3,667)
Decreases in balances related to tax positions taken during prior periods	(229)
Increases in balances related to tax positions taken during prior periods	2,690
Increases in balances related to tax positions taken during the current period	17,207

Balance as of March 31, 2010	$113,628
Lapse of statute of limitations	(4,760)
Settlements with tax authorities	(6,290)
Increases in balances related to tax positions taken during the current period	27,550

Balance as of March 31, 2011	$130,128

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.3 million, $1.9 million and $1.8 million in interest and penalties in income tax expense during fiscal years 2011, 2010 and 2009. As of March 31, 2011, 2010 and 2009, the Company had approximately $8.0 million, $12.5 million and $10.7 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. At this time it is not possible to estimate the potential impact that the examination may have on income tax expense. The Company is also under examination in other jurisdictions.

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

Note 14 — Derivative Financial Instruments — Foreign Exchange Hedging

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the fiscal years ended March 31, 2011, 2010 and 2009. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $54.9 million (€38.7 million) and $46.2 million (€34.3 million) at March 31, 2011 and 2010. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at March 31, 2011 and 2010 relating to foreign currency receivables or payables were $12.9 million and $15.1 million. Open forward contracts as of March 31, 2011 and 2010 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2011 and 2010 were $17.1 million and $38.9 million. Swap contracts outstanding at March 31, 2011 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos. Swap contracts outstanding at March 31, 2010 consisted of contracts in British pounds, Japanese yen, Mexican pesos and Canadian dollars.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of March 31, 2011 and 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31,			March 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$—	$136	Other liabilities	$1,763	$10

		—	136		1,763	10

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	486	11	Other liabilities	—	—
Foreign Exchange Swap Contracts	Other assets	80	452	Other liabilities	118	356

		566	463		118	356

		$566	$599		$1,881	$366

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the fiscal years ended March 31, 2011 and 2010 and their locations on its Consolidated Financial Statements (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/ (Loss) reclassified from accumulated other comprehensive loss into income	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income immediately	Amount of gain/(loss) recognized in income immediately
	2011	2010		2011	2010		2011	2010
Derivatives designated as hedging instruments:
Cash Flow Hedges	$(4,366)	$1,178	Cost of goods sold	$6,078	$(5,615)	Other income/expense	$(5)	$(57)

	(4,366)	1,178		6,078	(5,615)		(5)	(57)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—	—		—	—	Other income/expense	855	(831)
Foreign Exchange Swap Contracts	—	—		—	—	Other income/expense	(2,865)	(2,306)

	—	—		—	—		(2,010)	(3,137)

	$(4,366)	$1,178		$6,078	$(5,615)		$(2,015)	$(3,194)

Note 15 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2011 are as follows (in thousands):

Year ending March 31,
2012	$18,023
2013	15,594
2014	9,875
2015	7,870
2016	6,962
Thereafter	14,267

$72,591

Rent expense was $19.8 million, $16.3 million and $15.5 million for the years ended March 31, 2011, 2010 and 2009.

In May, 2011 we signed a new lease for facilities which will house our Americas operations in Northern California, replacing our leased facilities in Fremont, California. Our future contractual obligation in connection with this lease is approximately $35 million over an 11 year period.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the years ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Asset retirement obligation, beginning of year	$1,374	$1,255
Liabilities incurred	275	44
Liabilities settled	(120)	(18)
Accretion expense	71	71
Foreign currency translation	36	22

Asset retirement obligation, end of year	$1,636	$1,374

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the years ended March 31, 2010 and 2011 were as follows (in thousands):

	March 31,
	2011	2010
Warranty liability, beginning of year	$3,002	$2,867
Provision for warranties issued during the year	18,666	16,344
Settlements made during the year	(16,698)	(16,209)

Warranty liability, end of year	$4,970	$3,002

Purchase Commitments

At March 31, 2011, the Company had the following outstanding purchase commitments:

March 31, 2011
Inventory purchases	$165,286
Operating expenses	49,839
Capital expenditures	10,724

Total purchase commitments	$225,849

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by September 2011. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for manufacturing equipment and tooling. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At March 31, 2011, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of the three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $54.7 million as of March 31, 2011. As of March 31, 2011, $10.3 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of March 31, 2011, $4.9 million was outstanding under these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at March 31, 2011. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

Letters of Credit

Logitech provides various third parties with irrevocable letters of credit in the normal course of business to secure its obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At March 31, 2011, the Company had $0.7 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between April and December 2011.

Acquisition Earn-Out

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

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech and certain of its officers. This action was filed in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of March 31, 2011 were not material.

Note 16 — Interest and Other Income

Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2011	2010	2009
Interest income	$2,343	$2,406	$8,648
Interest expense	(27)	(286)	(20)

Interest income, net	$2,316	$2,120	$8,628

Foreign currency exchange gains, net	$480	$1,720	$13,680
Investment income (loss) related to management deferred compensation plan	1,409	1,221	(2,883)
Gain on sale of building	838	—	—
Write-down of investments	(43)	(643)	(2,727)
Other, net	792	841	441

Other income, net	$3,476	$3,139	$8,511

Note 17 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Retail — Pointing Devices	$618,404	$528,236	$579,775
Retail — Keyboards & Desktops	390,426	329,038	384,809
Retail — Audio	466,927	454,957	445,362
Retail — Video	255,015	228,344	248,339
Retail — Gaming	104,459	107,595	127,052
Retail — Digital Home (1)	169,979	96,982	102,006
OEM	223,775	198,364	321,489

Peripherals	2,228,985	1,943,516	2,208,832
LifeSize	133,901	23,232	—

Total net sales	$2,362,886	$1,966,748	$2,208,832

(1)	Digital Home is a new product family combining Harmony Remotes, Logitech Revue with Google TV and peripherals associated with the Google TV platform.

The Company has two operating segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripheral products for the PC (personal computer) and other digital platforms. The peripherals operating segment meets the quantitative thresholds for separate disclosure of financial information. The video conferencing segment consists of the LifeSize division, and encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The video conferencing operating segment does not meet the quantitative thresholds for separate disclosure of financial information. The Company’s operating segments do not record revenue on sales between segments, as such sales are not material.

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. These operating performance measures do not include share-based compensation expense, amortization of intangible assets, and assets by operating segment. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “all other.” Long-lived assets are presented by geographic region. Net sales, operating income and depreciation and amortization for the Company’s operating segments were as follows (in thousands):

	Year ended March 31
	2011	2010	2009
Net sales by operating segment
Peripherals	$2,228,985	$1,943,516	$2,208,832
LifeSize	133,901	23,232	—

Total net sales	$2,362,886	$1,966,748	$2,208,832

Operating income by segment
Peripherals	$204,202	$127,530	$143,323
LifeSize	1,100	(8,844)	—
All other	(62,646)	(40,322)	(33,669)

Total operating income	$142,656	$78,364	$109,654

Depreciation and amortization by segment
Peripherals	$55,816	$65,130	$53,187
LifeSize	20,175	5,765	—

Total depreciation and amortization	$75,991	$70,895	$53,187

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
EMEA	$872,774	$882,635	$1,001,337
Americas	1,032,988	729,473	785,862
Asia Pacific	457,124	354,640	421,633

Total net sales	$2,362,886	$1,966,748	$2,208,832

In fiscal years 2011 and 2009, no single country other than the United States represented more than 10% of the Company’s total consolidated net sales. In fiscal year 2010, the United States and Germany each represented more than 10% of the Company’s total consolidated net sales. Revenues from sales to customers in Switzerland, our home domicile, represented a small portion of the Company’s total consolidated net sales in all periods presented. In fiscal years 2011, 2010 and 2009, one customer group represented 12%, 13% and 14% of net sales. As of March 31, 2011 and 2010, one customer represented 13% and 14% of total accounts receivable.

Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2011	2010
EMEA	$9,774	$11,053
Americas	34,587	40,165
Asia Pacific	45,272	43,765

Total long-lived assets	$89,633	$94,983

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2011 and 2010.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA

(Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2011 and 2010 (in thousands except per share amounts):

	Year ended March 31, 2011				Year ended March 31, 2010
	First	Second	Third	Fourth*	First	Second	Third	Fourth
Net sales	$479,330	$581,884	$754,054	$547,618	$326,110	$498,093	$617,101	$525,444
Gross profit	169,029	216,934	271,173	179,370	77,822	151,788	208,964	188,322
Operating expenses:
Marketing and selling	91,477	97,412	124,914	106,777	58,938	68,835	87,322	89,693
Research and development	38,389	40,927	38,955	38,119	31,360	31,825	32,931	39,697
General and administrative	27,360	27,420	31,264	30,836	21,181	23,739	30,284	30,943
Restructuring charges	—	—	—	—	1,449	45	—	290

Total operating expense	157,226	165,759	195,133	175,732	112,928	124,444	150,537	160,623
Operating income (loss)	11,803	51,175	76,040	3,638	(35,106)	27,344	58,427	27,699
Net income (loss)	$19,522	$41,160	$65,002	$2,776	$(37,365)	$20,743	$57,086	$24,493
Net income (loss) per share**:
Basic	$0.11	$0.23	$0.37	$0.02	$(0.21)	$0.12	$0.33	$0.14
Diluted	$0.11	$0.23	$0.36	$0.02	$(0.21)	$0.11	$0.32	$0.14
Shares used to compute net income (loss) per share:
Basic	175,492	176,359	177,233	178,562	179,751	178,395	175,426	175,738
Diluted	177,358	177,958	179,703	180,423	179,751	180,989	177,668	177,967

*

Net income for the fourth quarter includes $5.7 million in pretax charges related to sales incentive allowances from fiscal year 2010 and prior quarters in fiscal year 2011. The Company reviewed the accounting errors utilizing SEC Staff Accounting Bulletin No. 99, Materiality and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the errors to be immaterial to any period presented.

**

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

The following table sets forth certain quarterly financial information as a percentage of net sales:

	Year ended March 31, 2011				Year ended March 31, 2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	35.3	37.3	36.0	32.8	23.9	30.5	33.9	35.8
Operating expenses:
Marketing and selling	19.1	16.7	16.6	19.5	18.1	13.8	14.2	17.1
Research and development	8.0	7.0	5.2	7.0	9.6	6.4	5.3	7.6
General and administrative	5.7	4.7	4.1	5.6	6.5	4.8	4.9	5.9
Restructuring charges	—	—	—	—	0.4	—	—	—

Total operating expense	32.8	28.5	25.9	32.1	34.6	25.0	24.4	30.6
Operating income (loss)	2.5	8.8	10.1	0.7	(10.7)	5.5	9.5	5.2
Net income (loss)	4.1%	7.1%	8.6%	0.5%	(11.5%)	4.2%	9.3%	4.7%

Schedule II

LOGITECH INTERNATIONAL S.A.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended March 31, 2011, 2010 and 2009 (in thousands)

Fiscal Year	Description	Balance at beginning of period	Charged (credited) to Income Statement (1)	Write-offs charged to (recovered against) allowance (1)	Balance at end of period
2011	Allowance for doubtful accounts	$5,870	$663	$(2,447)	$4,086
2010	Allowance for doubtful accounts	$6,705	$(72)	$(763)	$5,870
2009	Allowance for doubtful accounts	$2,497	$5,102	$(894)	$6,705

2011	Cooperative marketing arrangements	$17,527	$133,125	$(121,983)	$28,669
2010	Cooperative marketing arrangements	$28,567	$98,450	$(109,490)	$17,527
2009	Cooperative marketing arrangements	$29,511	$123,938	$(124,882)	$28,567

2011	Customer incentive programs	$44,306	$162,958	$(154,906)	$52,358
2010	Customer incentive programs	$36,454	$101,851	$(93,999)	$44,306
2009	Customer incentive programs	$40,847	$110,733	$(115,126)	$36,454

2011	Reserve for sales returns	$23,657	$74,749	$(68,740)	$29,666
2010	Reserve for sales returns	$28,705	$78,950	$(83,998)	$23,657
2009	Reserve for sales returns	$25,880	$83,419	$(80,594)	$28,705

2011	Pricing programs	$63,115	$189,293	$(190,150)	$62,258
2010	Pricing programs	$25,543	$134,323	$(96,751)	$63,115
2009	Pricing programs	$32,052	$63,259	$(69,768)	$25,543

(1)

Transactions related to certain prior year charges and write-offs have been recharacterized to conform to the current year presentation, with no impact on previously reported beginning and ending balances.