Form 10-Q
period 2011-06-30
LOGITECH INTERNATIONAL SA
filed 2011-08-08
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

                Yes  ☐    No  ☒

As of August 4, 2011, there were 180,253,328 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended June 30,
	2011	2010
	(Unaudited)

Net sales	$480,441	$479,330
Cost of goods sold	354,834	310,301

Gross profit	125,607	169,029
Operating expenses:
Marketing and selling	99,793	91,477
Research and development	39,981	38,389
General and administrative	30,865	27,360

Total operating expenses	170,639	157,226
Operating income (loss)	(45,032)	11,803
Interest income, net	690	521
Other income, net	5,191	1,796

Income (loss) before income taxes	(39,151)	14,120
Benefit from income taxes	(9,545)	(5,402)

Net income (loss)	$(29,606)	$19,522

Net income (loss) per share:
Basic	$(0.17)	$0.11
Diluted	$(0.17)	$0.11

Shares used to compute net income (loss) per share:
Basic	179,331	175,492
Diluted	179,331	177,358

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,367	$477,931
Accounts receivable	241,456	258,294
Inventories	317,548	280,814
Other current assets	90,117	59,347

Total current assets	1,125,488	1,076,386
Property, plant and equipment	81,236	84,160
Goodwill	547,184	547,184
Other intangible assets	67,986	74,616
Other assets	71,183	79,210

Total assets	$1,893,077	$1,861,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$328,305	$298,160
Accrued liabilities	189,374	172,560

Total current liabilities	517,679	470,720
Other liabilities	189,059	185,835

Total liabilities	706,738	656,555

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at June 30, 2011 and March 31, 2011	33,370	33,370
Additional paid-in capital	6,952	-
Less shares in treasury, at cost, 12,326 at June 30, 2011 and 12,433 at March 31, 2011	(260,938)	(264,019)
Retained earnings	1,484,562	1,514,168
Accumulated other comprehensive loss	(77,607)	(78,518)

Total shareholders’ equity	1,186,339	1,205,001

Total liabilities and shareholders’ equity	$1,893,077	$1,861,556

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(29,606)	$19,522
Non-cash items included in net income (loss):
Depreciation	13,172	12,338
Amortization of other intangible assets	6,630	6,911
Inventory valuation adjustment	34,074	-
Share-based compensation expense	9,715	8,462
Gain on disposal of property and plant	(4,904)	(838)
Excess tax benefits from share-based compensation	(24)	(421)
Gain on cash surrender value of life insurance policies	-	(440)
Deferred income taxes and other	(13,701)	(292)
Changes in assets and liabilities:
Accounts receivable	19,097	(18,404)
Inventories	(54,783)	(66,019)
Other assets	(6,015)	(4,945)
Accounts payable	29,346	60,525
Accrued liabilities	743	(10,281)

Net cash provided by operating activities	3,744	6,118

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,561)	(11,918)
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(3,545)	-
Proceeds from sales of trading investments	3,500	-

Net cash used in investing activities	(5,702)	(9,230)

Cash flows from financing activities:
Proceeds from sale of shares upon exercise of options and purchase rights	607	5,329
Tax withholdings related to net share settlements of restricted stock units	(176)	(223)
Excess tax benefits from share-based compensation	24	421

Net cash provided by financing activities	455	5,527

Effect of exchange rate changes on cash and cash equivalents	(61)	(5,044)

Net decrease in cash and cash equivalents	(1,564)	(2,629)
Cash and cash equivalents at beginning of period	477,931	319,944

Cash and cash equivalents at end of period	$476,367	$317,315

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	-	-	-	-	-	19,522	-	19,522
Cumulative translation adjustment	-	-	-	-	-	-	(4,353)	(4,353)
Net deferred hedging loss	-	-	-	-	-	-	(985)	(985)
Pension liability adjustment	-	-	-	-	-	-	230	230

Total comprehensive income								14,414

Tax provision for exercise of stock options	-	-	(212)	-	-	-	-	(212)
Sale of shares upon exercise of options and purchase rights	-	-	(10,200)	(574)	15,545	-	-	5,345
Issuance of shares upon vesting of restricted stock units	-	-	(731)	(18)	508	-	-	(223)
Share-based compensation expense	-	-	8,431	-	-	-	-	8,431

June 30, 2010	191,606	$33,370	$12,168	15,843	$(366,459)	$1,426,140	$(77,749)	$1,027,470

March 31, 2011	191,606	$33,370	$-	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Net loss	-	-	-	-	-	(29,606)	-	(29,606)
Cumulative translation adjustment	-	-	-	-	-	-	1,330	1,330
Net deferred hedging gain	-	-	-	-	-	-	682	682
Pension liability adjustment	-	-	-	-	-	-	(1,101)	(1,101)

Total comprehensive loss								(28,695)

Tax benefit from exercise of stock options	-	-	4	-	-	-	-	4
Sale of shares upon exercise of options and purchase rights	-	-	(1,580)	(77)	2,197	-	-	617
Issuance of shares upon vesting of restricted stock units	-	-	(1,060)	(30)	884	-	-	(176)
Share-based compensation expense	-	-	9,588	-	-	-	-	9,588

June 30, 2011	191,606	$33,370	$6,952	12,326	$(260,938)	$1,484,562	$(77,607)	$1,186,339

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communications and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. Our products for home and business PCs (personal computers) include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases, earphones, wireless speakers and speaker stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories. Our LifeSize division offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2011 included in its Annual Report on Form 10-K.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three months ended June 30, 2011 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the fourth quarter of fiscal year 2012. The Company is evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the first quarter of fiscal year 2013. The adoption of this standard will impact only the presentation format of our consolidated financial statements.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended June 30,
	2011	2010

Net income (loss)	$(29,606)	$19,522

Weighted average shares - basic	179,331	175,492
Effect of potentially dilutive share equivalents	-	1,866

Weighted average shares - diluted	179,331	177,358

Net income (loss) per share - basic	$(0.17)	$0.11
Net income (loss) per share - diluted	$(0.17)	$0.11

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

During the three months ended June 30, 2011 and 2010, 15,939,015 and 12,991,196 share equivalents attributable to outstanding stock options and RSUs (restricted stock units) were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and vesting of RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. For the three months ended June 30, 2011, potentially dilutive share equivalents were excluded from the computation of diluted net loss per share because their inclusion in calculating a net loss per share would have been anti-dilutive.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2011, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,
	2011	2010

Cost of goods sold	$1,160	$991

Share-based compensation expense included in gross profit	1,160	991

Operating expenses:
Marketing and selling	3,517	3,077
Research and development	1,808	1,776
General and administrative	3,230	2,618

Share-based compensation expense included in operating expenses	8,555	7,471

Total share-based compensation expense	9,715	8,462
Income tax benefit	(2,389)	(1,895)

Share-based compensation expense, net of income tax	$7,326	$6,567

As of June 30, 2011 and 2010, $0.9 million and $0.8 million of share-based compensation cost was capitalized to inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	June 30, 2011
	Compensation Cost Not Yet Recognized	Months of Future Recognition

Non-vested stock options	$20,160	23
Time-based RSUs	23,994	39
Performance-based RSUs	16,323	33

Total compensation cost not yet recognized	$60,477

A summary of the Company’s stock option activity for the three months ended June 30, 2011 and 2010 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended June 30,
	2011		2010
	Number	Exercise Price	Number	Exercise Price

Options outstanding, beginning of period	16,312	$19	20,037	$18
Granted	-	$-	186	$15
Exercised	(74)	$8	(533)	$10
Cancelled or expired	(599)	$22	(451)	$21

Options outstanding, end of period	15,639	$20	19,239	$18

Options exercisable, end of period	11,446	$20	11,496	$17

The total pretax intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $0.3 million and $3.4 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.1 million and $0.8 million. The total fair value of options vested as of June 30, 2011 and 2010 was $74.9 million and $74.3 million.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values. There were no stock options granted in the three months ended June 30, 2011.

	Three Months Ended June 30,

	2011	2010	2011	2010

	Purchase Plans		Stock Option Plans

Dividend yield	0%	0%	n/a	0%
Expected life	6 months	6 months	n/a	4.0 years
Expected volatility	33%	34%	n/a	48%
Risk-free interest rate	0.17%	0.15%	n/a	1.80%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The Company has not paid dividends since 1996. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using daily prices over the term of the options or purchase offerings. The Company considers historical share price volatility as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company’s stock options or purchase offerings.

The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates. There were no stock options granted in the three months ended June 30, 2011.

	Three Months Ended June 30,

	2011	2010	2011	2010

	Purchase Plans		Stock Option Plans

Weighted average grant-date fair value of options granted	$4.69	$4.18	n/a	$5.82
Expected forfeitures	0%	0%	n/a	9%

A summary of the Company’s time- and performance-based RSU activity for the three months ended June 30, 2011 and 2010 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Three Months ended June 30,

	2011		2010

		Grant		Grant
		Date Fair		Date Fair
	Number	Value	Number	Value

RSUs outstanding, beginning of period	2,370	$21	514	$17
Granted	714	$13	-	$-
Vested	(50)	$13	(78)	$11
Cancelled or expired	(155)	$19	(6)	$14

RSUs outstanding, end of period	2,879	$20	430	$18

The total fair value of RSUs vested during the three months ended June 30, 2011 and 2010 was $0.7 million and $0.9 million and the tax benefit realized for the tax deduction from RSUs vested during these periods was $0.2 million and $0.2 million.

The Company estimates the fair value of time-based RSUs based on the share market price on the date of grant. The fair value of performance-based RSUs is estimated using the Monte-Carlo simulation method applying the following assumptions:

	FY 2012	FY 2011	FY 2010	FY 2009
	Grants	Grants	Grants	Grants

Dividend yield	0%	0%	0%	0%
Expected life	3 years	3 years	2 years	2 years
Expected volatility	51%	51%	58%	41%
Risk-free interest rate	1.35%	0.81%	1.11%	1.82%

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

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2011 and 2010 were $3.1 million and $2.1 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,
	2011	2010

Service cost	$1,295	$1,019
Interest cost	505	402
Expected return on plan assets	(418)	(415)
Amortization of net transition obligation	1	1
Amortization of net prior service cost	39	36
Recognized net actuarial loss	100	87

Net periodic benefit cost	$1,522	$1,130

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended June 30, 2011 and 2010 was $9.5 million and $5.4 million based on effective income tax rates of 24.4% of pre-tax loss and 38.3% of pre-tax income. The change in the effective income tax rate for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the three months ended June 30, 2010 from the closure of income tax audits in certain jurisdictions.

Current deferred tax assets increased from $27.0 million as of March 31, 2011 to $51.8 million as of June 30, 2011. Approximately $12.0 million of the increase relates to the reclassification of deferred tax assets from non-current to current, primarily due to the valuation adjustment to cost of goods sold for the planned price reduction on Logitech Revue and related peripherals. The remaining increase is primarily due to the tax benefit from operating losses generated in the three month period ended June 30, 2011.

As of June 30 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $137.7 million and $138.1 million, of which $117.0 million and $118.2 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits is primarily due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2011, accrued interest and penalties related to uncertain tax positions increased to $8.1 million from $8.0 million as of March 31, 2011.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Note 6 — Balance Sheet Components

The following table provides the components of certain balance sheet asset amounts as of June 30 and March 31, 2011 (in thousands):

	June 30, 2011	March 31, 2011
Accounts receivable:
Accounts receivable	$402,959	$435,331
Allowance for doubtful accounts	(4,036)	(4,086)
Allowance for returns	(25,972)	(29,666)
Cooperative marketing arrangements	(24,997)	(28,669)
Customer incentive programs	(48,690)	(52,358)
Pricing programs	(57,808)	(62,258)

	$241,456	$258,294

Inventories:
Raw materials	$45,734	$37,126
Work-in-process	12	3
Finished goods	271,802	243,685

	$317,548	$280,814

Other current assets:
Tax and VAT refund receivables	$18,514	$17,810
Deferred taxes	51,812	27,018
Prepaid expenses and other	19,791	14,519

	$90,117	$59,347

Property, plant and equipment:
Plant, buildings and improvements	$54,254	$52,681
Equipment	144,064	137,248
Computer equipment	62,286	60,344
Computer software	86,221	85,338

	346,825	335,611
Less: accumulated depreciation	(275,806)	(260,283)

	71,019	75,328
Construction-in-progress	7,322	5,974
Land	2,895	2,858

	$81,236	$84,160

Other assets:
Deferred taxes	$45,997	$55,897
Trading investments	13,784	13,113
Deposits and other	11,402	10,200

	$71,183	$79,210

The following table provides the components of certain balance sheet liability amounts as of June 30 and March 31, 2011 (in thousands):

	June 30, 2011	March 31, 2011
Accrued liabilities:
Accrued personnel expenses	$54,015	$50,552
Accrued marketing expenses	29,150	32,599
Deferred revenue	16,771	15,859
Accrued freight and duty	11,576	12,497
Accrued royalties	5,043	5,144
Warranty accrual	4,633	4,970
Non-retirement post-employment benefit obligations	3,864	3,563
Income taxes payable - current	7,157	2,569
Other accrued liabilities	57,165	44,807

	$189,374	$172,560

Long-term liabilities:
Income taxes payable - non-current	$131,672	$131,968
Obligation for deferred compensation	13,837	13,076
Defined benefit pension plan liability	28,068	26,645
Other long-term liabilities	15,482	14,146

	$189,059	$185,835

Inventories are stated at the lower of cost or market. Inventory as of June 30, 2011 includes a reserve of $22.2 million to reflect the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand. Other accrued liabilities include $15.9 million to reflect the lower of cost or market on the inventory of Logitech Revue and related peripherals at our suppliers. In the three months ended June 30, 2011, $34.1 million of this valuation adjustment was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the future retail price of Logitech Revue from $249 to $99. The goal of the reduction in retail price is to accelerate adoption of the Google TV platform, which has not met widespread U.S. consumer acceptance, resulting in sales of Logitech Revue and related products significantly below management’s expectations from the launch date through June 30, 2011.

The following table presents the changes in the allowance for doubtful accounts during the three months ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010

Allowance for doubtful accounts, beginning of period	$(4,086)	$(5,870)
Bad debt expense	401	(422)
Write-offs net of recoveries	(351)	597

Allowance for doubtful accounts, end of period	$(4,036)	$(5,695)

Note 7 — Financial Instruments

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2011			March 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$476,367	$-	$-	$477,931	$-	$-
Trading investments	13,784	-	-	13,113	-	-
Available-for-sale securities	-	-	1,695	-	-	1,695
Foreign exchange derivative assets	177	-	-	566	-	-

Total assets at fair value	$490,328	$-	$1,695	$491,610	$-	$1,695

Foreign exchange derivative liabilities	$1,024	$-	$-	$1,881	$-	$-

Total liabilities at fair value	$1,024	$-	$-	$1,881	$-	$-

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of less than 31 days. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities related to a deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages.

The marketable securities are classified as non-current trading investments and do not have maturity dates. These securities are recorded at a fair value of $13.8 million and $13.1 million at June 30 and March 31, 2011, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net, and primarily relate to trading securities held at June 30, 2011.

The auction rate securities are classified as non-current available-for-sale investments and have maturity dates in excess of 10 years. Interest rates on these securities were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. Four of the securities with par value of $32.2 million and estimated fair value of $0.9 million have experienced events of default and have declared acceleration. The Company does not expect to realize the proceeds, if any, from these securities until a future auction of these securities is successful or a buyer is found outside of the auction process. These securities have a par value and original cost of $47.5 million, and are recorded at an estimated fair value of $1.7 million at June 30 and March 31, 2011. The estimated fair value was determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy. Declines in fair value of the auction rate securities are deemed other-than-temporary and are included in other income (expense), net. Increases in fair value are considered temporary and are included in accumulated other comprehensive loss.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of June 30 and March 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Location	June 30, 2011	March 31, 2011	Location	June 30, 2011	March 31, 2011

Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$-	$-	Other liabilities	$1,015	$1,763

		-	-		1,015	1,763

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	133	486	Other liabilities	-	-
Foreign Exchange Swap Contracts	Other assets	44	80	Other liabilities	9	118

		177	566		9	118

		$177	$566		$1,024	$1,881

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2011 and their locations on its Financial Statements (in thousands):

	Net amount of gain (loss) deferred as a component of accumulated other comprehensive loss	Location of gain (loss) reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	Location of gain (loss) recognized in income immediately	Amount of gain (loss) recognized in income immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$682	Cost of goods sold	$2,478	Other income/expense	$(97)

	682		2,478		(97)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	-		-	Other income/expense	(52)
Foreign Exchange Swap Contracts	-		-	Other income/expense	(217)

	-		-		(269)

	$682		$2,478		$(366)

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

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such losses were immaterial during the three months ended June 30, 2011 and 2010. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at June 30, 2011 and 2010 were $66.3 million (€45.8 million) and $72.7 million (€57.9 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2011 and 2010 relating to foreign currency receivables or payables were $8.9 million and $7.3 million. Open forward contracts as of June 30, 2011 consisted of contracts in British pounds to purchase euros at a future date at a pre-determined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2011 and 2010 were $14.6 million and $37.7 million. Swap contracts outstanding at June 30, 2011 consisted of contracts in Mexican pesos and Japanese yen.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

Note 8 —Other Intangible Assets

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark/tradename	$31,972	$(24,045)	$7,927	$31,907	$(23,290)	$8,617
Technology	88,068	(49,983)	38,085	88,068	(45,686)	42,382
Customer contracts	38,537	(16,563)	21,974	38,537	(14,920)	23,617

	$158,577	$(90,591)	$67,986	$158,512	$(83,896)	$74,616

During the three months ended June 30, 2011, changes in the gross carrying value of other intangible assets related to foreign currency translation adjustments.

For the three months ended June 30, 2011 and 2010, amortization expense for other intangible assets was $6.6 million and $6.9 million. The Company expects that amortization expense for the nine-month period ending March 31, 2012 will be $19.4 million, and annual amortization expense for fiscal years 2013, 2014 and 2015 will be $23.1 million, $16.9 million, and $8.2 million, and $0.4 million thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $150.3 million at June 30, 2011. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2011, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at June 30, 2011 amounted to $103.0 million. The increase in future minimum annual rentals as of June 30, 2011 compared with March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three months ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010

Asset retirement obligations, beginning of period	$1,636	$1,374
Liabilities incurred	-	45
Liabilities settled	(17)	(117)
Accretion expense	19	16
Foreign currency translation	32	(33)

Asset retirement obligations, end of period	$1,670	$1,285

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	June 30,
	2011	2010

Warranty liability, beginning of period	$4,970	$3,002
Provision for warranties issued during the period	4,421	5,329
Settlements made during the period	(4,758)	(4,586)

Warranty liability, end of period	$4,633	$3,745

Purchase Commitments

At June 30, 2011, the Company had the following outstanding purchase commitments:

June 30, 2011

Inventory purchases	$155,298
Operating expenses	62,196
Capital expenditures	13,858

Total purchase commitments	$231,352

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by September 2011. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for manufacturing equipment and tooling. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to Logitech’s guarantees similarly vary. At June 30, 2011, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of the three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $54.3 million as of June 30, 2011. As of June 30, 2011, $9.8 million was outstanding under these guarantees. The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of June 30, 2011, $5.4 million was outstanding under these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2011. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

Letters of Credit

Logitech provides various third parties with irrevocable letters of credit in the normal course of business to secure its obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At June 30, 2011, the Company had $0.6 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between July and December 2011.

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech and certain of its officers. This action was filed in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants.

On July 15, 2011, a complaint was filed against Logitech and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2011 were not material.

Note 11 — Shareholders’ Equity

Share Repurchases

During the three months ended June 30, 2011 and 2010, the Company had the following approved share buyback program in place (in thousands):

Date of Announcement	Approved Buyback Amount	Expiration Date	Completion Date	Amount Remaining

September 2008	$ 250,000	September 2012	—	$ 250,000

During the three months ended June 30, 2011 and 2010, the Company did not repurchase any shares under this program.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2011	March 31, 2011
Cumulative translation adjustment	$ (57,311)	$ (58,641)
Pension liability adjustments, net of tax of $759 and $759	(19,174)	(18,073)
Unrealized gain on investments	1,168	1,168
Net deferred hedging losses	(2,290)	(2,972)

	$ (77,607)	$ (78,518)

Note 12 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended June 30,
	2011	2010

Retail - Pointing Devices	$ 132,062	$ 131,846
Retail - Keyboards & Desktops	94,596	75,281
Retail - Audio	81,565	95,646
Retail - Video	49,845	47,057
Retail - Gaming	23,392	15,451
Retail - Digital Home	13,316	28,586
OEM	49,178	58,335

Peripherals	443,954	452,202
LifeSize	36,487	27,128

Total net sales	$ 480,441	$ 479,330

The Company has two operating segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. The video conferencing segment consists of the LifeSize division, and encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company’s operating segments do not record revenue on sales between segments, as such sales are not material.

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

	Three months ended June 30,
	2011	2010

Net sales by operating segment
Peripherals	$443,954	$452,202
Video Conferencing	36,487	27,128

Total net sales	$480,441	$479,330

Operating income (loss) by segment
Peripherals	$(26,879)	$28,550
Video Conferencing	(1,808)	(1,374)
All other	(16,345)	(15,373)

Total operating income (loss)	$(45,032)	$11,803

Depreciation and amortization by segment
Peripherals	$15,017	$14,270
Video Conferencing	4,785	4,979

Total depreciation and amortization	$19,802	$19,249

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended June 30,
	2011	2010

Americas	$225,989	$221,966
EMEA	130,883	154,629
Asia Pacific	123,569	102,735

Total net sales	$480,441	$479,330

The United States and China each represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2011. No single country other than the United States represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2010. One customer represented 10% and 13% of net sales in the three months ended June 30, 2011 and 2010.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2011	March 31, 2011

Americas	$32,860	$34,587
EMEA	10,093	9,774
Asia Pacific	43,858	45,272

Total long-lived assets	$86,811	$89,633

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at June 30 and March 31, 2011.

Note 13 — Subsequent Events

On July 18, 2011, the Company acquired Mirial S.r.l. con socio unico, a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.7 million (€13.2 million). Mirial will be integrated into the LifeSize division, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

On July 27, 2011, Gerald Quindlen stepped down as President and Chief Executive Officer and resigned from the Board of Directors. Guerrino De Luca, Chairman of the Board, was appointed Acting President and Chief Executive Officer effective July 27, 2011. Under the terms of Mr. Quindlen’s employment agreement, subject to his execution of a general release of claims, and that release becoming irrevocable, Mr. Quindlen will be entitled to receive an amount equal to his current annual base salary plus his current annual targeted bonus amount, which together total $1,856,250, and will be entitled to receive the continuation of health insurance benefits for up to 12 months, estimated at a total of $19,800.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, investment priorities, product plans, goals of targeted pricing actions, trends in consumer demand affecting our products and markets, our current or future revenue mix, our competitive position, and the impact of new product introductions and product innovation on future performance or anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2012 and our fiscal year 2011 Form 10-K, which was filed on May 27, 2011, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. We have two operating segments, peripherals and video conferencing.

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases, earphones, wireless speakers and speaker stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls, Squeezebox wireless music solutions and, in the United States, a line of Logitech products for the Google TV platform. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail and OEM (original equipment manufacturer) sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). In addition, we recently established an organization focused on developing and selling products for enterprise markets, including peripherals for unified communications applications.

This group combines product management and sales personnel for enterprise products, including our OEM sales team, into one organization.

We sell our peripheral products to a network of distributors and resellers and to OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 82% of our net sales for the three months ended June 30, 2011 and 85% of our net sales for the fiscal year ended March 31, 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 10% and 9% of our net sales for the three months ended June 30, 2011 and the fiscal year ended March 31, 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales for the fiscal year ended March 31, 2011 and 8% of our net sales for the three months ended June 30, 2011. Based on financial measurements for the fiscal year ended March 31, 2011 as evaluated by Logitech’s Acting Chief Executive Officer, the LifeSize operating segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

We seek to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, the digital home, and the enterprise as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe that continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future customer trends with new and improved product technologies, partnering with others where our strengths are complementary, as well as leveraging the value of the Logitech and LifeSize brands from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

We are developing new categories of products, such as tablet accessories, expanding in emerging retail markets, such as China, Russia and Latin America, and entering new product arenas, such as hosted video conferencing as a service, and peripherals and services for UC (unified communications). As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

Our peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by platform evolution, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both mature retail markets and OEM markets.

We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

As we address the current and future market challenges we face, we plan to continue to align our resources and prioritize our investments so that we may develop promising new opportunities and seek to optimize profitability on our current product portfolio. We plan to increase our investments in emerging geographic markets and new categories, including tablet peripherals, video communications, business-to-business, digital home products, and UC. Although we primarily broaden our product lines organically, we also seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction.

We continually evaluate our product offerings and our strategic direction in light of changing consumer trends and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2011 of $480.4 million were approximately the same as the total net sales of $479.3 million for the three months ended June 30, 2010. Retail sales were flat although units sold increased 2%, while OEM sales and units decreased 16% and 22%. Retail sales in our Asia Pacific and Americas regions increased 29% and 1% in the three months ended June 30, 2011 compared with 2010, while weak consumer demand in our EMEA region decreased retail sales by 14% in the same period. If foreign currency exchange rates had been the same in three months ended June 30, 2011 and 2010, the percentage changes in our constant dollar total net sales would have been an increase of 24% in Asia Pacific, an increase of 1% in the Americas, and a decrease of 23% in EMEA.

Gaming was our best-performing retail product category during the three months ended June 30, 2011, with sales increasing 51% over the same quarter in 2010 based on strong sales of our steering wheels. Retail sales of keyboards and desktops increased 26%, driven by cordless keyboards and our initial launch of iPad specific keyboard products. Our weakest performing product category in the three months ended June 30, 2011 was Digital Home, as sales of our Harmony remotes declined 48%, with the steepest sales decline in EMEA.

Our gross margin for the three months ended June 30, 2011 was 26.1% compared with 35.3% in the three months ended June 30, 2010. The decline in gross margin was primarily due to a $34.1 million valuation adjustment during the quarter to cost of goods sold, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers related to our decision in early July 2011 to lower the retail price of Logitech Revue from $249 to $99 in the second quarter of our fiscal year 2012. Operating expenses increased 9% in the three months ended June 30, 2011, primarily due to investments in our LifeSize division and Asia Pacific region, and the impact of foreign currency exchange rates. The combination of flat sales, gross margin decline and increased operating expenses resulted in a net loss for the three months ended June 30, 2011 of $29.6 million.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs has rapidly changed the market and usage models for PC peripherals. Consumer demand for PCs is slowing in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. In response, we intend to increasingly differentiate our approach to PC peripheral categories and markets. We also believe our future sales growth will be significantly impacted by our ability to grow sales in emerging markets, to increase our sales of products for enterprises, to grow our LifeSize video conferencing division, and to develop sales and innovations for our emerging product categories, such as our products for tablets and the digital home.

We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We are investing significantly in growing the number of our sales, marketing and administrative personnel in China, which currently represents one of our top five countries, by sales. We are also expanding our presence and our sales in Russia, India and Latin America. We believe these markets offer high potential for us, but growing and conducting business in these markets will continue to require significant investment and management focus, and our return on investment is not certain due to, among other things, the challenges presented by potentially entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets.

We also believe there are opportunities to sell products to consumers to help make their tablets and other mobile devices more productive and comfortable. Our recently-introduced tablet accessories have been well received in limited distribution, and we expect to expand this product line in the coming quarters. However, consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still uncertain.

We are focusing more of our efforts on creating and selling products and services to enterprises, including for use in UC. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base, and that this consumerization of information technology has made the business market open to embracing consumer technology and design. While our LifeSize division has extensive experience in developing and selling products for enterprises, we are still in the early stages of our B2B (business-to-business) efforts for our peripherals and related services, and growing our enterprise business will continue to require investment in product marketing and sales channel development.

Our LifeSize video conferencing segment represented 8% of our net sales for the three months ended June 30, 2011 and 6% of our net sales for the fiscal year ended March 31, 2011. On July 18, 2011, Logitech acquired Mirial S.r.l. con socio unico, an Italian company that is a leading provider of personal and mobile video conferencing solutions. Mirial will be integrated into the LifeSize division, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks. While we expect sales from the LifeSize division to continue to grow faster than our overall sales, we also expect the division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth.

In October 2010, we introduced our Logitech Revue and related peripherals for the Google TV platform in the United States. Logitech Revue is a companion box for Google TV software that incorporates Logitech’s Harmony remote control technology and enables Google TV software to bring together the Internet and the television. The Google TV platform has not met widespread U.S. consumer acceptance and sales of Logitech Revue and related products from the launch date through June 30, 2011 have been significantly below our expectations despite lowering the price to $249 during the quarter. With the goal of accelerating adoption of the Google TV platform, the retail price of Logitech Revue will be reduced from $249 to $99 in our second fiscal quarter, which resulted in a $34.1 million valuation adjustment to cost of goods sold in the three months ended June 30, 2011. We continue to believe that Google TV and in general the connected TV world represents a strong future growth opportunity in our digital home portfolio.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 10% and 9% of total revenues during the three months ended June 30, 2011 and the fiscal year ended March 31, 2011. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

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

Although our financial results are reported in U.S. dollars, approximately 32% of our sales for the three months ended June 30, 2011 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen and Canadian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros and, to a lesser extent, 27 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. For the three months ended June 30, 2011 the impact of changes in foreign currency exchange rates from net sales and operating expenses decreased our operating loss by approximately 17%.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which alter our product gross margins. Gross margins for the three months ended June 30, 2011 were 26.1%, compared with 35.3% in the three months ended June 30, 2010, primarily due to the $34.1 million valuation adjustment to cost of goods sold related to the reduction in the retail price of Logitech Revue in our second quarter of fiscal year 2012.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the three months ended June 30, 2011 and 2010, the income tax benefit was $9.5 million and $5.4 million based on effective income tax rates of 24.4% of pre-tax loss and 38.3% of pre-tax income. The change in the effective income tax rate for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the three months ended June 30, 2010 from the closure of income tax audits in certain jurisdictions.

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

There have been no significant changes during the three months ended June 30, 2011 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the fourth quarter of fiscal year 2012. The Company is evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the first quarter of fiscal year 2013. The adoption of this standard will impact only the presentation format of our consolidated financial statements.

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change %

Retail	$394,776	$393,867	0%
OEM	49,178	58,335	(16%)
LifeSize	36,487	27,128	34%

Total net sales	$480,441	$479,330	0%

Our total net sales were approximately the same in the fiscal quarters ended June 30, 2011 and 2010. Growth in retail sales of the Asia Pacific region and the LifeSize division sales were offset by essentially flat retail sales in the Americas region and declines in the EMEA region retail sales and OEM sales. Approximately 32% and 39% of the Company’s total net sales were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2011 and 2010. If foreign currency exchange rates had been the same in three months ended June 30, 2011 and 2010, our constant dollar total net sales decrease would have been 4%.

Retail units sold increased 2% and our overall retail average selling price decreased 2% in the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Sales of our retail products priced above $100 represented approximately 15% of our total retail sales in both the three months ended June 30, 2011 and 2010. Products priced below $40 represented approximately 57% of retail sales in the fiscal quarter ended June 30, 2011 compared with 61% in the fiscal quarter ended June 30, 2010. If foreign currency exchange rates had been the same in three months ended June 30, 2011 and 2010, our constant dollar retail sales decrease would have been 5%.

Units sold to OEM customers declined 22% during the fiscal quarter ended June 30, 2011 compared with the same period in the prior fiscal year, primarily due to decreased sales of our OEM mice and microphones for console singing games. Sales of our OEM mice decreased 12% and units sold decreased 19% during the quarter compared with the same period in the prior fiscal year. Microphone sales decreased by 91% in the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Sales of OEM keyboards and desktops increased 17% in dollars during the quarter compared with the prior year, with unit sales essentially flat between the two periods.

LifeSize net sales represent sales of video conferencing units and related software and services. Sales of our LifeSize products increased 34% in the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Foreign currency exchange rates did not affect LifeSize sales. Although we consider LifeSize a separate operating segment, based on financial measurements for the fiscal year ended March 31, 2011 and for the three months ended June 30, 2011, and our near-term expectations, the LifeSize segment does not meet the quantitative threshold for separate disclosure of financial information required by generally accepted accounting principles in the United States.

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

Retail Sales by Region

The following table presents the change in retail sales by region for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Three months ended
June 30, 2011

EMEA	(14%)
Americas	1%
Asia Pacific	29%

Total retail sales	0%

Retail sales in the EMEA region declined due to weak consumer demand for our products across much of Western Europe, most notably in the mature markets of Southern Europe such as Italy and Spain, where the economic environment was particularly challenging. The largest retail sales declines in EMEA occurred in the audio, digital home and pointing devices product families. Our constant dollar retail sales decrease in the EMEA region would have been 23%, if foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010. Retail units sold during the three months ended June 30, 2011 decreased 13% compared with the prior year, in line with the sales dollar decrease. Despite the weak demand, the overall level of inventory carried by our channel partners declined by 22% from March 31, 2011 to June 30, 2011. We believe we have largely stabilized the EMEA-specific pricing and channel management programs which created the execution issues that negatively impacted our profitability in the fourth quarter of fiscal year 2011. However, we believe that full implementation of the necessary operational changes will continue through the remainder of fiscal year 2012 which has resulted in a reduction of our expectation for EMEA sales in fiscal year 2012. During the three months ended June 30, 2011, we did achieve strong growth in EMEA’s emerging markets, particularly Russia, and sell-through in Germany, our largest market in EMEA, improved in the three months ended June 30, 2011 compared with the three months ended March 31, 2011.

In the Americas region, retail sales increased 1% and retail units sold were flat in the three months ended June 30, 2011 compared with the same period in the prior fiscal year, primarily due to a 36% sales decline in the digital home product family, which was more than offset by increased sales of keyboards and desktops, pointing devices, and gaming products. In the digital home category, sales of remote controls in first quarter of fiscal year 2011 included the launch of several new remotes, including the Harmony 300 and the Harmony 650, whereas the same period in fiscal year 2012 did not include any remote control product launches. In addition, one of our Americas region customers placed a sizable order for remotes in the three months ended March 31, 2011, to support a promotion campaign, which negatively impacted sales in the three months ended June 30, 2011. The digital home category also includes Logitech Revue and related peripherals, which had slightly negative sales in the quarter, as returns of the products were higher than the very modest sales. Retail sell-through in the Americas region increased during the fiscal quarter ended June 30, 2011 compared with the prior year. Foreign currency exchange rates had no effect on retail sales in the region for the three months ended June 30, 2011.

Asia Pacific region’s retail sales grew 29% during the three months ended June 30, 2011 compared with the same period in 2010, driven primarily by sales in China, which increased 89% compared with the prior year. All product lines grew in the three months ended June 30, 2011 compared with the prior year quarter, except digital home. Total retail units sold in the Asia Pacific region increased 31% during the quarter ended June 30, 2011 compared with the prior year. Retail sell-through during the quarter increased from the prior year in line with the sales growth. If foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010, our Asia Pacific constant dollar retail sales increase would have been 24%.

Net Retail Sales by Product Family

Net retail sales by product family during the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change %

Retail - Pointing Devices	$132,062	$131,846	0%
Retail - Keyboards & Desktops	94,596	75,281	26%
Retail - Audio	81,565	95,646	(15%)
Retail - Video	49,845	47,057	6%
Retail - Gaming	23,392	15,451	51%
Retail - Digital Home	13,316	28,586	(53%)

Total net retail sales	$394,776	$393,867	0%

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and keyboards and keyboard cases for tablets. Audio includes speakers and headset products for the PC, the home, the tablet and other mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and Alert video security systems. Gaming includes console and PC gaming peripherals. The Digital Home product family combines our advanced Harmony Remote controls, Logitech Revue with Google TV, and peripherals associated with the Google TV platform. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

A decline in dollar sales of pointing devices in our EMEA region for the first quarter of fiscal year 2012 was offset by growth in the Americas and Asia Pacific regions. Retail unit sales of pointing devices increased 9% in the three months ended June 30, 2011 compared with the same period in 2010. Dollar sales of cordless mice increased 10%, while units grew 24% in the quarter. We achieved strong sales and unit growth in both our high-end as well as our value-priced cordless mice. Dollar sales of cordless mice grew in both the Americas and Asia Pacific regions, with sales in China more than doubling. Unit sales of cordless mice grew in all three regions, with the strongest growth in China. Sales and units of corded mice decreased 19% and 6% in the three months ended June 30, 2011 compared with the prior fiscal year, with dollar sales declines in all regions.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 16% during the quarter ended June 30, 2011 compared with 2010, primarily due to our cordless keyboards and desktops. Sales of cordless keyboards more than doubled in dollars compared with the prior year, led by the Wireless Solar Keyboard K750. Sales of cordless desktops increased 2% in dollars during the three months ended June 30, 2011 compared with 2010. We also launched our iPad specific keyboard products in limited distribution, with encouraging results during the quarter ended June 30, 2011. This new tablet accessories product line includes the Keyboard Case for iPad2 and the Tablet Keyboard for iPad, with additional products planned for launch in future quarters.

Retail Audio

Retail audio unit sales decreased 13% in the three months ended June 30, 2011 compared with the same period in the prior year. Dollar sales growth in the Asia Pacific region was more than offset by declines in EMEA and the Americas. PC speaker sales decreased 12% in dollars and 5% in units. Sales of our iPod speakers decreased 15% in dollars and 22% in units in the three months ended June 30, 2011 compared with the prior year. Partially offsetting the sales declines in speakers, our Ultimate Ears line of earphones grew 12% in dollars during the quarter.

Retail Video

Our retail sales in the Video category increased 6%, while units decreased 9% in the quarter ended June 30, 2011 compared with 2010. The growth in sales was driven entirely by the Logitech Alert line of digital video security systems. Webcam sales declined 7% in dollars and 10% in units in the three months ended June 30, 2011 compared with the same period in 2010, with growth in the Asia Pacific region offset by the sales decline in the Americas region.

Retail Gaming

Retail sales of our gaming peripherals grew 51%, while unit sales decreased 7% during the three months ended June 30, 2011 compared with the same period in 2010. The dollar sales growth was due to strong sales of our steering wheels. Steering wheels have a higher selling price than our other gaming products, which explains the decline in unit sales. PC gaming sales increased 53% in dollars and decreased 4% in units during the three months ended June 30, 2011 compared with the three months ended June 30, 2010. Console gaming sales increased 69% in dollars and decreased 15% in units in the same periods.

Retail Digital Home

Retail sales in our digital home category, which includes Harmony remotes, Logitech Revue, and our Google TV peripherals, declined 53% during the quarter ended June 30, 2011 compared with the same quarter in the prior year. Sales of Harmony remotes decreased 48%, with the largest decline in EMEA due to slow moving channel inventory as a result of weak macroeconomic conditions in several countries, combined with the impact of execution issues in EMEA-specific pricing and channel management programs. The sales decrease in the Americas region was attributable to higher sales in the three months ended June 30, 2010 from the successful launch of several new remotes, and a sizable order from one customer to support a promotion campaign, which occurred in the three months ended March 31, 2011 rather than the three months ended June 30, 2011.

Gross Profit

Gross profit for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change

Net sales	$480,441	$479,330	0%
Cost of goods sold	354,834	310,301	14%

Gross profit	$125,607	$169,029	(26%)

Gross margin	26.1%	35.3%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Gross margin declined to 26.1% in the three months ended June 30, 2011 compared with 35.3% in the same period in the prior year, primarily due to a $34.1 million valuation adjustment during the quarter to cost of goods sold, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. Product mix in retail sales also contributed to the lower gross margin in the first quarter of fiscal year 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change

Marketing and selling	$99,793	$91,477	9%
% of net sales	21%	19%
Research and development	39,981	38,389	4%
% of net sales	8%	8%
General and administrative	30,865	27,360	13%
% of net sales	6%	6%

Total operating expenses	$170,639	$157,226	9%

Approximately half of the increase in total operating expenses in the three months ended June 30, 2011 compared with the same period in the prior year was due to investments in marketing, selling, research, and development related to our LifeSize division.

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

Marketing and selling expenses increased 9% in the three months ended June 30, 2011 compared with the same period in the prior fiscal year primarily due to additional sales and marketing headcount for LifeSize, B2B and Asia Pacific region, and additional trade show and public relations initiatives for our LifeSize products. Stock compensation costs also increased, due to the use of RSUs (restricted stock units) instead of stock options. RSUs are less dilutive to shareholders because in general a smaller number of RSUs is granted, since the value at grant of RSUs is generally greater than the value of stock options. Settlement of a customer bankruptcy dispute also increased expenses in the three months ended June 30, 2011 compared with 2010. Offsetting these increases were decreases in bonuses, advertising expense, bad debt expense and sales warehouse expense.

The impact of foreign currency exchange rates also caused sales and marketing expenses to increase. If foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010, the percentage change in constant dollar marketing and selling expense for the three months ended June 30, 2011 would have been 4%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The 4% increase in research and development expense for the three months ended June 30, 2011 compared with the same period in the prior year was primarily due to investment in our LifeSize division and B2B products, and packaging evaluations. Research and development expense growth for our peripherals division was approximately the same as the change in retail peripherals sales.

If foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010, there would have been no change in constant dollar research and development expense.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 13% in the three months ended June 30, 2011 compared with the same period last year. The impact of foreign currency exchange rates caused general and administrative expense to increase. If foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010, the percentage change in constant dollar general and administrative expense would have been 8%. Expenses increased due to higher personnel-related expenses, increased stock compensation expense from the use of RSUs, recruiting fees and increased litigation expenses. These increases were partially offset by lower bonus expense.

Interest Income, Net

Interest income and expense for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change

Interest income	$690	$523	32%
Interest expense	-	(2)	100%

Interest income, net	$690	$521	32%

Interest income increased slightly during the three months ended June 30, 2011 compared with the same period in the prior fiscal year due to slightly higher interest rates.

Other Income, Net

Other income and expense for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change

Foreign currency exchange gains, net	$340	$360	(6%)
Gain on sale of property and plant	4,904	838	485%
Investment income related to deferred compensation plan	188	435	(57%)
Other, net	(241)	163	(248%)

Other income, net	$5,191	$1,796	189%

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts.

The gain on sale of building for the three months ended June 30, 2011 relates to the sale of an unused manufacturing facility in China. The gain on sale of building for the three months ended June 30, 2010 relates to the sale of our building in Romanel, Switzerland.

Investment income for the three months ended June 30, 2011 represents earnings and realized and unrealized gains on trading investments related to a deferred compensation plan offered by one of our subsidiaries. Investment income for the three months ended June 30, 2010 represents changes in the cash surrender value of Company-owned life insurance contracts, related to the same management deferred compensation plan. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which are classified as trading investments.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010

Benefit from income taxes	$(9,545)	$(5,402)
Effective income tax rate	24.4%	(38.3%)

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

The change in the effective income tax rate for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the three months ended June 30, 2010 from the closure of income tax audits in certain jurisdictions.

Current deferred tax assets increased from $27.0 million as of March 31, 2011 to $51.8 million as of June 30, 2011. Approximately $12.0 million of the increase relates to the reclassification of deferred tax assets from non-current to current, primarily due to the valuation adjustment to cost of goods sold for the planned price reduction on Logitech Revue and related peripherals. The remaining increase is primarily due to the tax benefit from operating losses generated in the three month period ended June 30, 2011.

As of June 30 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $137.7 million and $138.1 million, of which $117.0 million and $118.2 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits is primarily due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 2011, accrued interest and penalties related to uncertain tax positions increased to $8.1 million from $8.0 million as of March 31, 2011.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2011, our working capital was $607.8 million, compared with $381.7 million at June 30, 2010. The increase in working capital over the prior year was due to higher cash, receivable, and inventory balances.

During the three months ended June 30, 2011, operating activities provided net cash of $3.7 million. Our largest sources of operating cash flows were decreased accounts receivable and increased accounts payable balances compared with March 31, 2011, offset by increases in inventory and deferred tax assets. Net cash used in investing activities was $5.7 million. We invested $10.6 million in capital expenditures for tooling, equipment, computer hardware, and software, which was partially offset by proceeds of $4.9 million from the sale of one of our buildings. Net cash provided by financing activities was $0.5 million, primarily from proceeds from employee stock purchases and the exercise of stock options.

At June 30, 2011, we had cash and cash equivalents of $476.4 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company has credit lines with several European and Asian banks totaling $150.3 million as of June 30, 2011. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At June 30, 2011, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

We provide various third parties with irrevocable letters of credit in the normal course of business to secure our obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At June 30, 2011, we had $0.6 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between July and December 2011.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2011 and 2010 (dollars in thousands):

	June 30,
	2011	2010

Accounts receivable, net	$241,456	$213,567
Inventories	317,548	279,800
Working capital	607,809	381,742
Days sales in accounts receivable (DSO) (1)	45 days	40 days
Inventory turnover (ITO) (2)	4.5x	4.4x
Net cash provided by operating activities	$3,744	$6,118

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.
(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities decreased to $3.7 million in the three months ended June 30, 2011, from $6.1 million for the same period in the prior year. The primary drivers of the decline in operating cash flows were the net loss of $29.6 million in the three months ended June 30, 2011 compared with net income of $19.5 million in the three months ended June 30, 2010, and a lower increase in current liabilities, offset by the $34.1 million inventory valuation adjustment and by a decrease in accounts receivable when compared with the change in that balance during the three months ended June 30, 2010.

DSO for the quarter was five days higher than the same period in the prior year, primarily due to greater sales linearity in the three months ended June 30, 2010. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the three months ended June 30, 2011 were approximately the same as in the three months ended June 30, 2010.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,
	2011	2010

Purchases of property, plant and equipment	$(10,561)	$(11,918)
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(3,545)	-
Proceeds from sale of trading investments	3,500	-

Net cash used in investing activities	$(5,702)	$(9,230)

Our capital expenditures during the three months ended June 30, 2011 and 2010 were principally for computer hardware and software purchases, equipment, and normal expenditures for tooling.

Proceeds from the sale of property, plant and equipment were related to the sale of an unused manufacturing facility in China in the three months ended June 30, 2011 and the sale of our building in Romanel, Switzerland in the three months ended June 30, 2010.

The purchases and sales of trading investments in the three months ended June 30, 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust. In the three months ended June 30, 2010, the deferred compensation plan was invested in life insurance contracts.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,
	2011	2010

Proceeds from sale of shares upon exercise of options and purchase rights	$607	$5,329
Tax withholdings related to net share settlements of RSUs	(176)	(223)
Excess tax benefits from share-based compensation	24	421

Net cash provided by financing activities	$455	$5,527

During the three months ended June 30, 2011 and 2010, cash of $0.6 million and $5.3 million was provided by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $0.2 million in cash in both three month periods ended June 30, 2011 and 2010. Tax benefits recognized on the exercise of share-based payment awards provided $0.02 million and $0.4 million in the three months ended June 30, 2011 and 2010.

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

In connection with the acquisition of LifeSize Communications, Inc. in December 2009, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. Approximately $6.8 million is accrued as of June 30, 2011.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of August 8, 2011, we have not started repurchases under the September 2008 program.

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

During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of June 30, 2011, we are not able to estimate the potential future liability, if any, which may result from these examinations. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $156.6 million in fiscal year 2011 and $3.7 million in the three months ended June 30, 2011. We believe that our cash and cash equivalents, cash flow generated from operations, and available borrowings under our bank lines of credit will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations and Commitments

As of June 30, 2011, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at June 30, 2011 (in thousands):

June 30, 2011

Operating leases	$103,049
Purchase commitments - inventory	155,298
Purchase obligations - capital expenditures	13,858
Purchase obligations - operating expenses	62,196
Income taxes payable - non-current	131,672
Obligation for deferred compensation	13,837
Pension and post-employment obligations	28,068
Other long-term liabilities	15,482

Total contractual obligations and commitments	$523,460

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of June 30, 2011 were $1.7 million.

The increase in operating lease commitments to $103.0 million as of June 30, 2011 compared with $72.6 million as of March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

Purchase Commitments

At June 30, 2011, we have fixed purchase commitments of $155.3 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by September 30, 2011. We also had commitments of $62.2 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $13.9 million at June 30, 2011, and primarily relate to commitments for manufacturing equipment and tooling. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At June 30, 2011, we had $131.7 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $132.0 million in non-current income taxes payable as of March 31, 2011. The decline in the income tax liability associated with uncertain tax benefits is due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company’s U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. As of June 30, 2011, we are not able to estimate the potential future liability, if any, which may result from these examinations. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

Obligation for Deferred Compensation

At June 30, 2011, we had $13.8 million in liabilities related to a deferred compensation plan offered by one of the Company’s subsidiaries. See Note 4 – Employee Benefit Plans for more information.

Pension and Post-Employment Obligations

At June 30, 2011, we had $28.1 million in non-current liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. See Note 4 – Employee Benefit Plans for more information.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Guarantees

The Company has guaranteed the purchase obligations of some of its contract manufacturers and original design manufacturers to certain component suppliers. These guarantees generally have a term of one year and are automatically extended for one or more years as long as a liability exists. The amount of the purchase obligations of these manufacturers varies over time, and therefore the amounts subject to the Logitech’s guarantees similarly vary. At June 30, 2011, there were no outstanding guaranteed purchase obligations. The maximum potential future payments under two of the three guarantee arrangements is limited to $30.0 million. The third guarantee is limited to purchases of specified components from the named suppliers. We do not believe, based on historical experience and information available as of the date of this report, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Logitech International S.A., the parent holding company, has guaranteed certain contingent liabilities of various subsidiaries related to specific transactions occurring in the normal course of business. The maximum amount of the guarantees was $54.3 million as of June 30, 2011. As of June 30, 2011, $9.8 million was outstanding under these guarantees.

The parent holding company has also guaranteed the purchases of one of its subsidiaries under three guarantee arrangements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of June 30, 2011, $5.4 million was outstanding under these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of June 30, 2011. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

Letters of Credit

Logitech provides various third parties with irrevocable letters of credit in the normal course of business to secure its obligations to pay or perform pursuant to the requirements of an underlying agreement or the provision of goods and services. These standby letters of credit are cancelable only at the option of the beneficiary who is authorized to draw drafts on the issuing bank up to the face amount of the standby letter of credit in accordance with its terms. At June 30, 2011, the Company had $0.6 million of letters of credit in place, of which $0.1 million was outstanding. These letters of credit relate primarily to equipment purchases by a subsidiary in China, and expire between July and December 2011.

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech and certain of its officers. This action was filed in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants.

On July 15, 2011, a complaint was filed against Logitech and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2011 were not material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, euro, British pound, Mexican peso, Japanese yen, and Canadian dollar. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2011. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

U.S. dollar	Chinese renminbi	$56,730	$(5,157)	$6,303
Taiwanese dollar	U.S. dollar	22,677	(2,062)	2,520
Euro	British pound	8,407	(764)	934
Mexican peso	U.S. dollar	(7,755)	705	(862)
Japanese yen	U.S. dollar	(7,493)	681	(833)
U.S. dollar	Canadian dollar	4,989	(454)	554
Euro	Russian rouble	1,383	(126)	154
Australian dollar	U.S. dollar	1,043	(95)	116
Euro	Swedish krona	(871)	79	(97)
Swiss franc	U.S. dollar	826	(75)	92
Euro	Swiss franc	(808)	73	(90)
U.S. dollar	Hong Kong dollar	(561)	51	(62)

		$78,567	$(7,144)	$8,729

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At June 30, 2011, net assets held in CNY totaled $56.7 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within three months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of June 30, 2011, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $66.3 million (€45.8 million). Deferred realized losses of $1.3 million are recorded in accumulated other comprehensive loss at June 30, 2011, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.0 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss at June 30, 2011, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2011 relating to foreign currency receivables or payables were $8.9 million. Open forward contracts as of June 30, 2011 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2011 were $14.6 million. Swap contracts outstanding at June 30, 2011 consisted of contracts in Mexican pesos and Japanese yen. Unrealized net gains on the contracts outstanding at June 30, 2011 were $0.2 million.

If the U.S. dollar had appreciated by 10% at June 30, 2011 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.1 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $9.1 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2011 period end rates would not have a material effect on the Company’s results of operations or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech’s Acting Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, as of such date, our disclosure controls and procedures are effective.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Acting Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 23, 2011, a class action complaint was filed against Logitech and certain of its officers. This action was filed in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants.

On July 15, 2011, a complaint was filed against Logitech and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of June 30, 2011 were not material.

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

•

Our sales are impacted by end-user consumer demand and current and future global economic conditions, and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

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

We believe sales of our PC peripherals in our mature markets will decline, and that our future growth will depend on our emerging product categories and sales in emerging market geographies, and if we do not successfully execute on our growth opportunities, or if our sales in mature markets are less than we expect, we will not experience the sales and revenue growth we experienced in the past.

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

Emerging Markets. We believe that the world’s emerging markets, such as China, India, Russia and Brazil, will be the high growth markets of the future for PCs and for our peripherals product lines. We are currently allocating significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potential entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be significantly harmed.

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

LifeSize. Competition in the video conferencing industry is intense, with large, well-financed competitors, and we expect the number of competitors and the intensity of competition to increase. Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, provision of greater levels of services and support by us may result in a delay in the timing of revenue recognition. We anticipate that the growth of our LifeSize division will continue to require significant continuing investments in product development and sales and marketing to stimulate and support future growth. If our future investments do not produce the growth that we anticipate, or when we anticipate it, our business and results of operations could be significantly harmed.

Google TV and Connected TVs. We have invested and expect to continue to invest in the development and marketing of our products for the Google TV platform. While we believe the Google TV platform has the potential to provide us with incremental sales over an extended period of time, consumer reaction to and demand for Google TV and our products for it have been less positive than we anticipated. In early July 2011, we decided to lower the retail price of Logitech Revue from $249 to $99 in the second quarter of fiscal year 2012, as the Google TV platform has not met widespread U.S. consumer acceptance and sales of Logitech Revue have been significantly below our expectations. As a result, we recorded a $34.1 million valuation adjustment during the quarter to cost of goods sold, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. If the price drop does not have the intended positive impact on sales and consumer adoption of the Google TV platform, demand continues to be less positive than we expect, if Google fails to further develop software enhancements for and support of the Google TV platform, if Google TV is not introduced by Google in countries outside of the United States, or if we choose to invest more in marketing, inventory, supplier commitments or other expenses in order to develop and promote our products for Google TV, our revenue expectations for our products for Google TV may not be achieved, the revenue generated could be less than the resources we have invested, and the value of our inventory could decline further, which could harm our business and operating results.

In addition, our sales in our mature markets in North America, Western and Nordic Europe, Japan, Australia, and New Zealand might be less than we expect, due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. In the fourth quarter of fiscal year 2011, we experienced weak consumer demand for our products across much of Western Europe which, combined with our lack of successful execution of EMEA-specific pricing and channel management programs, negatively impacted our financial performance in EMEA in that quarter. We also experienced weak consumer demand in much of Western Europe in the first quarter of fiscal year 2012, which negatively impacted our financial performance in that quarter. If consumer demand for our products in EMEA or our other sales regions worsens, or our operational changes in EMEA do not result in the EMEA sales improvement that we expect, or when we expect it, our sales and operating results will be negatively impacted.

In our OEM channel, the slower growth of desktop PCs has adversely affected our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 10% and 9% of total revenues in the three months ended June 30, 2011 and the fiscal year ended March 31, 2011. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is heightened interest in the video conferencing market by companies such as Cisco Systems, Inc. and Hewlett-Packard Company, and as a result, we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

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

The growth of our LifeSize division depends in part on our ability to increase sales to enterprises with installed bases of Cisco and Tandberg equipment, and to enterprises that may purchase their equipment in the future. Cisco is a leading producer of networking, switching and other telecommunications infrastructure products and end-points, such as phones, that are frequently used within enterprises. We believe the ability of our LifeSize products to interoperate with Cisco and Tandberg equipment, and with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers, to be a key factor in purchasing decisions by current or prospective LifeSize customers. Cisco and Tandberg may be able to improve the functionality of their own video conferencing equipment to correspond with ongoing enhancements to Cisco’s networking, switching and other telecommunications equipment before we are able to make such improvements, or may restrict the interoperability of their products with ours. This could significantly harm the sales of our LifeSize division. If LifeSize sales declined substantially, the goodwill associated with the acquisition of the division might be determined to be impaired, resulting in a write-down. As a result of such sales decline or goodwill impairment, the growth of our LifeSize division, and the growth of Logitech as a whole, could be significantly harmed.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the three months ended June 30, 2011, we decided to lower the retail price of Logitech Revue from $249 to $99 in the second quarter of fiscal year 2012, as the Google TV platform has not met widespread U.S. consumer acceptance and sales of Logitech Revue have been significantly below our expectations. As a result, we recorded a $34.1 million valuation adjustment during the quarter to cost of goods sold, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers.

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

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating systems standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Google TV, Android phones, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our introduction of products for Google TV, tablets and mobile devices. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

Our effective income tax rates may increase in the future, which could adversely affect our net income (loss).

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods. We are currently subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income (loss) could be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Logitech did not make any purchases of its equity securities during the quarter ended June 30, 2011. In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. No shares have been repurchased under this program.

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

LOGITECH INTERNATIONAL S.A.

/s/ Guerrino De Luca
Guerrino De Luca Chairman, Acting President and Chief Executive Officer

/s/ Erik K. Bardman
Erik K. Bardman Senior Vice President, Finance and Chief Financial Officer

August 8, 2011