Form 10-Q/A
period 2011-06-30
LOGITECH INTERNATIONAL SA
filed 2011-09-06
CIK 1032975

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 4, 2011, there were 180,253,328 shares of the Registrant’s share capital outstanding.

LOGITECH INTERNATIONAL S.A.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Logitech International S.A.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Logitech International S.A.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed or furnished as an exhibit to Logitech International S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
**	Furnished with this Form 10-Q/A.

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

September 6, 2011