Form 10-Q
period 2011-09-30
LOGITECH INTERNATIONAL SA
filed 2011-11-07
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

As of November 2, 2011, there were 172,912,488 shares of the Registrant’s share capital outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)

Net sales	$589,204	$581,884	$1,069,645	$1,061,214
Cost of goods sold	390,783	364,950	745,617	675,251
Gross profit	198,421	216,934	324,028	385,963
Operating expenses:
Marketing and selling	107,446	97,412	207,239	188,889
Research and development	39,491	40,927	79,472	79,316
General and administrative	27,989	27,420	58,854	54,780
Total operating expenses	174,926	165,759	345,565	322,985
Operating income (loss)	23,495	51,175	(21,537)	62,978
Interest income, net	601	635	1,291	1,156
Other income (expense), net	(1,763)	(1,794)	3,428	2
Income (loss) before income taxes	22,333	50,016	(16,818)	64,136
Provision for (benefit from) income taxes	4,888	8,856	(4,657)	3,454
Net income (loss)	$17,445	$41,160	$(12,161)	$60,682

Net income (loss) per share:
Basic	$0.10	$0.23	$(0.07)	$0.34
Diluted	$0.10	$0.23	$(0.07)	$0.34

Shares used to compute net income (loss) per share:
Basic	176,878	176,359	178,111	175,921
Diluted	177,277	177,958	178,111	177,588

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$379,450	$477,931
Accounts receivable	294,691	258,294
Inventories	325,053	280,814
Other current assets	85,004	59,347
Total current assets	1,084,198	1,076,386
Property, plant and equipment	78,416	84,160
Goodwill	560,343	547,184
Other intangible assets	66,693	74,616
Other assets	74,053	79,210
Total assets	$1,863,703	$1,861,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$342,070	$298,160
Accrued liabilities	187,017	172,560
Total current liabilities	529,087	470,720
Other liabilities	185,277	185,835
Total liabilities	714,364	656,555

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at September 30, 2011 and March 31, 2011	33,370	33,370
Additional paid-in capital	—	—
Less shares in treasury at cost, 18,711 shares at September 30, 2011 and 12,433 shares at March 31, 2011	(300,341)	(264,019)
Retained earnings	1,491,328	1,514,168
Accumulated other comprehensive loss	(75,018)	(78,518)
Total shareholders’ equity	1,149,339	1,205,001
Total liabilities and shareholders’ equity	$1,863,703	$1,861,556

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(12,161)	$60,682
Non-cash items included in net income (loss):
Depreciation	24,593	23,343
Amortization of other intangible assets	13,556	14,027
Inventory valuation adjustment	34,074	—
Share-based compensation expense	16,453	16,720
Gain on disposal of property and plant	(4,904)	(838)
Excess tax benefits from share-based compensation	(30)	(676)
Loss on cash surrender value of life insurance policies	—	169
Deferred income taxes and other	(8,554)	1,995
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(36,517)	(99,615)
Inventories	(59,589)	(129,497)
Other assets	(6,886)	(5,511)
Accounts payable	45,088	110,775
Accrued liabilities	(3,489)	13,316
Net cash provided by operating activities	1,634	4,890
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,921)	(25,419)
Acquisitions, net of cash acquired	(18,814)	(7,300)
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(4,536)	—
Proceeds from sales of trading investments	4,522	—
Net cash used in investing activities	(34,845)	(30,031)
Cash flows from financing activities:
Purchases of treasury shares	(73,134)	—
Proceeds from sale of shares upon exercise of options and purchase rights	9,764	16,570
Tax withholdings related to net share settlements of restricted stock units	(185)	(223)
Excess tax benefits from share-based compensation	30	676
Net cash provided by (used in) financing activities	(63,525)	17,023
Effect of exchange rate changes on cash and cash equivalents	(1,745)	(4,147)
Net decrease in cash and cash equivalents	(98,481)	(12,265)
Cash and cash equivalents at beginning of period	477,931	319,944
Cash and cash equivalents at end of period	$379,450	$307,679

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	—	—	—	—	—	60,682	—	60,682
Cumulative translation adjustment	—	—	—	—	—	—	7,164	7,164
Pension liability adjustment	—	—	—	—	—	—	(556)	(556)
Net deferred hedging loss	—	—	—	—	—	—	(10,026)	(10,026)
Total comprehensive income								57,264
Tax provision for exercise of stock options	—	—	(189)	—	—	—	—	(189)
Shares issued for director services	—	—	(116)	(12)	307			191
Sale of shares upon exercise of options and purchase rights	—	—	(26,020)	(1,568)	42,590	—	—	16,570
Issuance of shares upon vesting of restricted stock units	—	—	(1,760)	(56)	1,537	—	—	(223)
Share-based compensation expense	—	—	16,753	—	—	—	—	16,753
September 30, 2010	191,606	$33,370	$3,548	14,799	$(338,078)	$1,467,300	$(76,059)	$1,090,081

March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Net loss	—	—	—	—	—	(12,161)	—	(12,161)
Cumulative translation adjustment	—	—	—	—	—	—	(4,824)	(4,824)
Pension liability adjustment	—	—	—	—	—	—	423	423
Net deferred hedging gain	—	—	—	—	—	—	7,901	7,901
Total comprehensive income								(8,661)
Purchase of treasury shares	—	—	—	7,609	(73,134)	—	—	(73,134)
Tax benefit from exercise of stock options	—	—	9	—	—	—	—	9
Shares issued for director services	—	—	(643)	(33)	844	—	—	201
Sale of shares upon exercise of options and purchase rights	—	—	(13,390)	(1,220)	33,850	(10,679)	—	9,781
Issuance of shares upon vesting of restricted stock units	—	—	(2,303)	(78)	2,118	—	—	(185)
Share-based compensation expense	—	—	16,327	—	—	—	—	16,327
September 30, 2011	191,606	$33,370	$—	18,711	$(300,341)	$1,491,328	$(75,018)	$1,149,339

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

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no changes in our significant accounting policies during the three and six months ended September 30, 2011 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the fourth quarter of fiscal year 2012. The Company is evaluating the impact of adopting ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2013. The adoption of this standard will impact only the presentation format of the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Note 3 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$17,445	$41,160	$(12,161)	$60,682

Weighted average shares - basic	176,878	176,359	178,111	175,921
Effect of potentially dilutive share equivalents	399	1,599	—	1,667
Weighted average shares - diluted	177,277	177,958	178,111	177,588

Net income (loss) per share - basic	$0.10	$0.23	$(0.07)	$0.34
Net income (loss) per share - diluted	$0.10	$0.23	$(0.07)	$0.34

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 17,054,444 and 13,195,403 for the three months ended September 30, 2011 and 2010, and 17,601,198 and 13,738,650 for the six months ended September 30, 2011 and 2010 were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive. For the six months ended September 30, 2011, potentially dilutive share equivalents were excluded from the computation of diluted net loss per share because their inclusion in calculating a net loss per share would have been anti-dilutive.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2011, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of goods sold	$950	$919	$2,110	$1,910
Share-based compensation expense included in gross profit	950	919	2,110	1,910

Operating expenses:
Marketing and selling	3,448	3,091	6,965	6,168
Research and development	1,754	1,776	3,562	3,552
General and administrative	586	2,472	3,816	5,090
Share-based compensation expense included in operating expenses	5,788	7,339	14,343	14,810
Total share-based compensation expense	6,738	8,258	16,453	16,720
Income tax benefit	(2,276)	(2,442)	(4,665)	(4,337)
Share-based compensation expense, net of income tax	$4,462	$5,816	$11,788	$12,383

As of September 30, 2011 and 2010, $0.9 million and $0.9 million of share-based compensation cost was capitalized to inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	September 30, 2011
	Compensation	Months of
	Cost Not Yet	Future
	Recognized	Recognition

Non-vested stock options	$14,926	22
Time-based RSUs	25,931	36
Performance-based RSUs	10,289	27
Total compensation cost not yet recognized	$51,146

A summary of the Company’s stock option activity for the three and six months ended September 30, 2011 and 2010 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
		Exercise		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price	Number	Price

Options outstanding, beginning of period	15,639	$20	19,239	$18	16,312	$19	20,037	$18
Granted	—	$—	68	$15	—	$—	254	$15
Exercised	(211)	$8	(475)	$9	(285)	$8	(1,008)	$9
Cancelled or expired	(940)	$18	(290)	$22	(1,539)	$20	(741)	$22
Options outstanding, end of period	14,488	$20	18,542	$18	14,488	$20	18,542	$18
Options exercisable, end of period	10,807	$20	11,571	$18	10,807	$20	11,571	$18

The total pretax intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $0.4 million and $3.2 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.1 million and $1.1 million. The total pretax intrinsic value of options exercised during the six months ended September 30, 2011 and 2010 was $0.7 million and $6.7 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.2 million and $1.9 million. The total fair value of options vested as of September 30, 2011 and 2010 was $72.4 million and $72.9 million.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values. There were no stock options granted in the three and six months ended September 30, 2011.

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Dividend yield	0%	0%	n/a	0%	0%	0%	n/a	0%
Expected life	6 months	6 months	n/a	4.0 years	6 months	6 months	n/a	4.0 years
Expected volatility	40%	36%	n/a	48%	40%	36%	n/a	48%
Risk-free interest rate	0.17%	0.17%	n/a	1.16%	0.17%	0.17%	n/a	1.63%

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

The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates. There were no stock options granted in the three and six months ended September 30, 2011.

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Weighted average grant-date fair value of options granted	$3.20	$3.96	n/a	$5.92	$3.20	$3.96	n/a	$5.85
Expected forfeitures	0%	0%	n/a	9%	0%	0%	n/a	9%

A summary of the Company’s time- and performance-based RSU activity for the three and six months ended September 30, 2011 and 2010 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
		Grant Date		Grant Date		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value	Number	Fair Value	Number	Fair Value

RSUs outstanding, beginning of period	2,879	$20	430	$18	2,370	$21	514	$17
Granted	419	$9	75	$16	1,133	$12	75	$16
Vested	(66)	$16	(41)	$16	(116)	$15	(119)	$14
Cancelled or expired	(533)	$20	(85)	$28	(688)	$20	(91)	$27
RSUs outstanding, end of period	2,699	$18	379	$15	2,699	$18	379	$15

The total fair value of RSUs vested during the three months ended September 30, 2011 and 2010 was $1.3 million and $0.7 million. The tax benefit realized for the tax deduction from RSUs vested during the three months ended September 30, 2011 was $0.01 million. The tax benefit realized for the three months ended September 30, 2010 was immaterial. The total fair value of RSUs vested during the six months ended September 30, 2011 and 2010 was $1.7 million and $1.6 million and the tax benefit realized for the tax deduction from RSUs vested during these periods was $0.2 million and $0.2 million.

The Company determines the fair value of time-based RSUs based on the share market price on the date of grant. The fair value of performance-based RSUs is estimated using the Monte-Carlo simulation method applying the following assumptions:

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

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2011 and 2010 were $2.4 million and $2.0 million.  During the six months ended September 30, 2011 and 2010, the charges to expense for these plans was $5.5 million and $3.9 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and six months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$1,937	$1,081	$3,232	$2,100
Interest cost	632	425	1,137	827
Expected return on plan assets	(235)	(444)	(653)	(859)
Amortization of net transition obligation and prior service cost	39	36	79	73
Recognized net actuarial loss	359	92	459	179
Net periodic benefit cost	$2,732	$1,190	$4,254	$2,320

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2011 and 2010 was $4.9 million and $8.9 million based on effective income tax rates of 21.9% and 17.7% of pre-tax income. For the six months ended September 30, 2011, the income tax benefit was $4.7 million based on an effective income tax rate of 27.7% of pre-tax loss. For the six months ended September 30, 2010, the income tax provision was $3.5 million based on an effective income tax rate of 5.4% of pre-tax income. The change in the effective income tax rate for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the six months ended September 30, 2011 compared with the six months ended September 30, 2010 is primarily due to discrete tax benefits of $7.2 million in the six months ended September 30, 2010 from the closure of income tax audits in certain jurisdictions.

Current deferred tax assets increased from $27.0 million as of March 31, 2011 to $42.9 million as of September 30, 2011. The increase is primarily due to the tax benefit from operating losses generated in the six month period ended September 30, 2011.

As of September 30 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $136.9 million and $138.1 million, of which $116.6 million and $118.2 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits in the six-month period is primarily due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2011, accrued interest and penalties related to uncertain tax positions increased to $8.3 million from $8.0 million as of March 31, 2011.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination is not expected to have a material adverse effect on our consolidated operating results.

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Note 6 — Balance Sheet Components

The following table provides the components of certain balance sheet asset amounts as of September 30 and March 31, 2011 (in thousands):

	September 30, 2011	March 31, 2011
Accounts receivable:
Accounts receivable	$464,989	$435,331
Allowance for doubtful accounts	(3,726)	(4,086)
Allowance for returns	(26,328)	(29,666)
Cooperative marketing arrangements	(27,249)	(28,669)
Customer incentive programs	(48,352)	(52,358)
Pricing programs	(64,643)	(62,258)
	$294,691	$258,294
Inventories:
Raw materials	$46,312	$37,126
Work-in-process	117	3
Finished goods	278,624	243,685
	$325,053	$280,814
Other current assets:
Tax and VAT refund receivables	$19,792	$17,810
Deferred taxes	42,919	27,018
Prepaid expenses and other	22,293	14,519
	$85,004	$59,347
Property, plant and equipment:
Plant, buildings and improvements	$54,266	$52,681
Equipment	145,872	137,248
Computer equipment	63,187	60,344
Computer software	81,966	85,338
	345,291	335,611
Less: accumulated depreciation	(276,019)	(260,283)
	69,272	75,328
Construction-in-progress	6,359	5,974
Land	2,785	2,858
	$78,416	$84,160
Other assets:
Deferred taxes	$52,436	$55,897
Trading investments	13,167	13,113
Deposits and other	8,450	10,200
	$74,053	$79,210

The following table provides the components of certain balance sheet liability amounts as of September 30 and March 31, 2011 (in thousands):

	September 30, 2011	March 31, 2011
Accrued liabilities:
Accrued personnel expenses	$47,244	$50,552
Accrued marketing expenses	35,825	32,599
Deferred revenue	18,210	15,859
Accrued freight and duty	11,769	12,497
Accrued royalties	6,131	5,144
Warranty accrual	4,832	4,970
Non-retirement post-employment benefit obligations	4,190	3,563
Income taxes payable - current	4,074	2,569
Other accrued liabilities	54,742	44,807
	$187,017	$172,560
Long-term liabilities:
Income taxes payable - non-current	$130,892	$131,968
Obligation for deferred compensation	13,256	13,076
Defined benefit pension plan liability	26,404	26,645
Other long-term liabilities	14,725	14,146
	$185,277	$185,835

Inventories are stated at the lower of cost or market. Inventory as of September 30, 2011 includes an adjustment of $19.5 million to reflect the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand. Other accrued liabilities include $5.3 million to reflect the lower of cost or market adjustment on inventory purchase commitments for Logitech Revue and related peripherals. In the three months ended June 30, 2011, a valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the future retail price of Logitech Revue from $249 to $99. The decrease in the adjustment from June 30 to September 30, 2011 resulted from sales of Logitech Revue which occurred in the three months ended September 30, 2011.

The following table presents the changes in the allowance for doubtful accounts during the three and six months ended September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010

Allowance for doubtful accounts, March 31	$(4,086)	$(5,870)
Bad debt expense	401	(422)
Write-offs net of recoveries	(351)	597
Allowance for doubtful accounts, June 30	$(4,036)	$(5,695)
Bad debt expense	(355)	140
Write-offs net of recoveries	665	1,621
Allowance for doubtful accounts, September 30	$(3,726)	$(3,934)

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2011			March 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$379,450	$—	$—	$477,931	$—	$—
Trading investments	13,167	—	—	13,113
Available-for-sale securities	—	—	1,695	—	—	1,695
Foreign exchange derivative assets	5,799	—	—	566	—	—
Total assets at fair value	$398,416	$—	$1,695	$491,610	$—	$1,695

Foreign exchange derivative liabilities	$897	$—	$—	$1,881	$—	$—
Total liabilities at fair value	$897	$—	$—	$1,881	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of less than 33 days. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities related to a deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages.

The marketable securities are classified as non-current trading investments and do not have maturity dates. These securities are recorded at a fair value of $13.2 million and $13.1 million at September 30 and March 31, 2011, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net, and primarily relate to trading securities held at September 30, 2011.

The auction rate securities are classified as non-current available-for-sale investments and have maturity dates in excess of 10 years. Interest rates on these securities were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. Four of the securities with par value of $32.2 million and estimated fair value of $0.9 million have experienced events of default and have declared acceleration. The Company does not expect to realize the proceeds, if any, from the auction rate securities until a future auction of these securities is successful or a buyer is found outside of the auction process. The auction rate securities have a par value and original cost of $47.5 million, and are recorded at an estimated fair value of $1.7 million at September 30 and March 31, 2011. The estimated fair value was determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy. Declines in fair value of the auction rate securities are deemed other-than-temporary and are included in other income (expense), net. Increases in fair value are considered temporary and are included in accumulated other comprehensive loss.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of September 30 and March 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	March 31,		September 30,	March 31,
	Location	2011	2011	Location	2011	2011

Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$5,089	$—	Other liabilities	$—	$1,763
		5,089	—		—	1,763

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	—	486	Other liabilities	211	—
Foreign Exchange Swap Contracts	Other assets	710	80	Other liabilities	686	118
		710	566		897	118
		$5,799	$566		$897	$1,881

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended September 30, 2011 and their locations on its Financial Statements (in thousands):

		Location of gain (loss)	Amount of gain (loss)
	Net amount of gain (loss)	reclassified from	reclassified from
	deferred as a component of	accumulated other	accumulated other	Location of gain (loss)	Amount of gain (loss)
	accumulated other	comprehensive loss	comprehensive loss	recognized in income	recognized in income
	comprehensive loss	into income	into income	immediately	immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$7,219	Cost of goods sold	$1,539	Other income/expense	$(161)
	7,219		1,539		(161)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—		—	Other income/expense	246
Foreign Exchange Swap Contracts	—		—	Other income/expense	(403)
	—		—		(157)
	$7,219		$1,539		$(318)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the six months ended September 30, 2011 and their locations on its Financial Statements (in thousands):

		Location of gain (loss)	Amount of gain (loss)
	Net amount of gain (loss)	reclassified from	reclassified from
	deferred as a component of	accumulated other	accumulated other	Location of gain (loss)	Amount of gain (loss)
	accumulated other	comprehensive loss	comprehensive loss	recognized in income	recognized in income
	comprehensive loss	into income	into income	immediately	immediately

Derivatives designated as hedging instruments:
Cash Flow Hedges	$7,901	Cost of goods sold	$4,017	Other income/expense	$(258)
	7,901		4,017		(258)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—		—	Other income/expense	194
Foreign Exchange Swap Contracts	—		—	Other income/expense	(620)
	—		—		(426)
	$7,901		$4,017		$(684)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains or losses were immaterial during the three and six months ended September 30, 2011 and 2010. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at September 30, 2011 and 2010 were $77.4 million (€57.3 million) and $98.7 million (€71.9 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2011 and 2010 relating to foreign currency receivables or payables were $22.3 million and $14.3 million. Open forward contracts as of September 30, 2011 consisted of contracts in euros to purchase or sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2011 and 2010 were $25.6 million and $26.6 million. Swap contracts outstanding at September 30, 2011 consisted of contracts in Taiwanese dollar Non Deliverable Forwards, Mexican pesos, Japanese yen and Canadian dollars.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on quoted foreign exchange forward rates. Quoted foreign exchange forward rates are observable inputs that are classified as Level 1 within the fair value hierarchy.

Note 8 —Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2011 (in thousands):

September 30, 2011

Goodwill, March 31, 2011	$547,184
Additions	14,068
Reductions	(909)
Goodwill, September 30, 2011	$560,343

Our acquisition of Mirial S.r.l. on July 18, 2011 added $14.1 million to goodwill. The impact of foreign exchange rates reduced goodwill by $0.9 million. Mirial’s business will be fully integrated into the Company’s LifeSize division, and discrete financial information for Mirial will not be maintained. Accordingly, the acquired goodwill related to Mirial will be evaluated for impairment at the video conferencing reporting unit level.

The Company performs its annual goodwill impairment test during its fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company’s reporting units consist of peripherals and video conferencing.

Between our annual goodwill impairment tests, the Company monitors potential triggering events to determine when an evaluation of goodwill for impairment should be performed. During the quarter ended September 30, 2011 and after the quarter-end, the Company experienced volatility in its stock price and market capitalization. During this period, the Company’s market capitalization was greater than its net book value. In September, 2011, management reduced the Company’s projected fiscal year 2012 consolidated operating results, based on the current economic environment in mature western markets and the Company’s current product offerings. As the Company’s consolidated operating results are projected to be profitable for fiscal year 2012, management determined there were no triggering events requiring the review of goodwill for impairment as of September 30, 2011. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill, as well as other long-lived assets. Further adverse changes in the Company’s expected operating results, market capitalization, business climate, or other negative events could result in a non-cash impairment charge in the future.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2011			March 31, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,113	$(24,699)	$7,414	$31,907	$(23,290)	$8,617
Technology	91,998	(54,443)	37,555	88,068	(45,686)	42,382
Customer contracts	40,035	(18,311)	21,724	38,537	(14,920)	23,617
	$164,146	$(97,453)	$66,693	$158,512	$(83,896)	$74,616

During the six months ended September 30, 2011, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Mirial.

For the three months ended September 30, 2011 and 2010, amortization expense for other intangible assets was $6.9 million and $7.1 million. For the six months ended September 30, 2011 and 2010, amortization expense for other intangible assets was $13.6 million and $14.0 million. The Company expects that amortization expense for the six-month period ending March 31, 2012 will be $13.3 million, and annual amortization expense for fiscal years 2013, 2014 and 2015 will be $24.4 million, $18.2 million, and $9.1 million, and $1.7 million thereafter.

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $148.4 million at September 30, 2011. There are no financial covenants under these lines of credit with which the Company must comply. At September 30, 2011, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at September 30, 2011 amounted to $97.9 million. The increase in future minimum annual rentals as of September 30, 2011 compared with March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Asset retirement obligations, beginning of period	$1,670	$1,285	$1,636	$1,374
Liabilities incurred	38	121	38	166
Liabilities settled	(9)	(4)	(26)	(121)
Accretion expense	20	17	39	33
Foreign currency translation	(40)	53	(8)	20
Asset retirement obligations, end of period	$1,679	$1,472	$1,679	$1,472

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Warranty liability, beginning of period	$4,633	$3,745	$4,970	$3,002
Provision for warranties issued during the period	4,991	4,748	9,412	10,077
Settlements made during the period	(4,792)	(4,615)	(9,550)	(9,201)
Warranty liability, end of period	$4,832	$3,878	$4,832	$3,878

Purchase Commitments

At September 30, 2011, the Company had the following outstanding purchase commitments:

September 30, 2011

Inventory purchases	$132,590
Operating expenses	58,290
Capital expenditures	13,894
Total purchase commitments	$204,774

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by December 2011. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for tooling, computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At September 30, 2011, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of September 30, 2011, $5.4 million of guaranteed purchase obligations were outstanding under these guarantees.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $83.8 million as of September 30, 2011. As of September 30, 2011, $15.5 million of guaranteed liabilities were was subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2011. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under its indemnification arrangements.

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

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of September 30, 2011 were not material.

Note 11 — Shareholders’ Equity

Share Repurchases

During the three and six months ended September 30, 2011 and 2010, the Company had the following approved share buyback program in place (in thousands):

	Approved
Date of	Buyback			Amount
Announcement	Amount	Expiration Date	Completion Date	Remaining

September 2008	$250,000	August 2013	—	$177,030

During the three and six months ended September 30, 2011 and 2010, the Company repurchased shares under this program as follows (in thousands):

	Three months ended September 30,				Six months ended September 30,
Date of	2011		2010		2011		2010
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

September 2008	7,609	$73,134	—	$—	7,609	$73,134	—	$—
	7,609	$73,134	—	$—	7,609	$73,134	—	$—

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2011	March 31, 2011

Cumulative translation adjustment	$(63,465)	$(58,641)
Pension liability adjustments, net of tax of $759 and $759	(17,650)	(18,073)
Unrealized gain on investments	1,168	1,168
Net deferred hedging gains (losses)	4,929	(2,972)
	$(75,018)	$(78,518)

Note 12 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Retail - Pointing Devices	$148,386	$153,870	$280,448	$285,716
Retail - Keyboards & Desktops	109,325	94,507	203,921	169,788
Retail - Audio	130,815	119,965	212,379	215,611
Retail - Video	57,422	68,794	107,267	115,850
Retail - Gaming	29,152	21,207	52,545	36,658
Retail - Digital Home	26,635	31,378	39,951	59,964
OEM	50,261	60,850	99,439	119,186
Peripherals	551,996	550,571	995,950	1,002,773
Video Conferencing	37,208	31,313	73,695	58,441
Total net sales	$589,204	$581,884	$1,069,645	$1,061,214

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s acting Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. These operating performance measures do not include share-based compensation expense, amortization of intangible assets, and assets by operating segment. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “all other.” Long-lived assets are presented by geographic region. Net sales, operating income and depreciation and amortization for the Company’s operating segments were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales by operating segment
Peripherals	$551,996	$550,571	$995,950	$1,002,773
Video Conferencing	37,208	31,313	73,695	58,441
Total net sales	$589,204	$581,884	$1,069,645	$1,061,214

Operating income (loss) by segment
Peripherals	$38,632	$66,461	$11,753	$95,011
Video Conferencing	(1,473)	88	(3,281)	(1,286)
All other	(13,664)	(15,374)	(30,009)	(30,747)
Total operating income (loss)	$23,495	$51,175	$(21,537)	$62,978

Depreciation and amortization by segment
Peripherals	$13,197	$12,866	$28,214	$27,136
Video Conferencing	5,150	5,255	9,935	10,234
Total depreciation and amortization	$18,347	$18,121	$38,149	$37,370

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Americas	$232,823	$240,099	$458,811	$462,067
EMEA	220,384	227,266	351,267	381,895
Asia Pacific	135,997	114,519	259,567	217,252
Total net sales	$589,204	$581,884	$1,069,645	$1,061,214

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 33% of the Company’s total consolidated net sales for the three months ended September 30, 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the three months ended September 30, 2011. For the six months ended September 30, 2011, the United States represented 36% and China represented 10% of the Company’s total consolidated net sales. The United States represented 34% and 36% of the Company’s total consolidated net sales for the three and six months ended September 30, 2010. Net sales to customers in other individual countries did not represent more than 10%, by country, of total consolidated net sales in the three and six months ended September 30, 2011 and 2010.

One customer group represented 13% of net sales in the three months ended September 30, 2011 and 2010, and 12% and 13% of net sales in the six months ended September 30, 2011 and 2010.

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2011	March 31, 2011

Americas	$31,835	$34,587
EMEA	9,172	9,774
Asia Pacific	42,667	45,272
Total long-lived assets	$83,674	$89,633

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at September 30 and March 31, 2011.

Note 13 — Acquisitions

On July 18, 2011, the Company acquired all of the outstanding shares of Mirial S.r.l. con socio unico, a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In addition, Logitech incurred $0.4 million in transaction costs, which are included in operating expenses. Mirial will be integrated into the LifeSize division, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of Mirial were included in Logitech’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Mirial were as follows (in thousands):

	July 18, 2011	Estimated Life

Tangible assets acquired	$3,332
Intangible assets acquired
Existing technology	4,200	5 years
Customer relationships and other	1,600	3 years
Trademark/trade name	200	4 years
Goodwill	14,068	—
	23,400
Liabilities assumed	(1,358)
Deferred tax liability, net	(1,821)
Total consideration	$20,221

The existing technology of Mirial relates to the software and architecture which provides the ability to engage in high quality video conferencing on mobile phones, tablets and personal computers. The value of the technology was determined based on the present value of estimated expected future cash flows attributable to the technology. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology to Mirial’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

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

Overview of Our Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security, and home-entertainment control. We have two operating segments, peripherals and video conferencing.

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

We sell our peripheral products to a network of distributors and resellers and to OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 84% of our net sales for the six months ended September 30, 2011 and 85% of our net sales for the fiscal year ended March 31, 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 9% of our net sales for the six months ended September 30, 2011 and the fiscal year ended March 31, 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales for the fiscal year ended March 31, 2011 and 7% of our net sales for the six months ended September 30, 2011.

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

Summary of Financial Results

Our total net sales for the six months ended September 30, 2011 of $1.1 billion were approximately the same as the total net sales for the six months ended September 30, 2010. Retail sales increased 1% and units sold increased 2%, while OEM sales and units decreased 17% and 14%. Retail sales in our Asia Pacific regions increased 25% in the six months ended September 30, 2011 compared with 2010, while weak demand in our EMEA region decreased retail sales by 6% , and inventory management actions by our direct channel partners decreased retail sales in our Americas region by 2%. If foreign currency exchange rates had been the same in six months ended September 30, 2011 and 2010, the percentage changes in our constant dollar total net sales would have been an increase of 21% in Asia Pacific, a decrease of 1% in the Americas, and a decrease of 14% in EMEA.

Gaming was our best-performing retail product category during the six months ended September 30, 2011, with sales increasing 43% over the same period in 2010 based on strong sales of our steering wheels. Retail sales of keyboards and desktops increased 20%, driven by cordless keyboards and our initial launch of iPad specific keyboard products. Our weakest performing product category in the six months ended September 30, 2011 was Digital Home, as sales of our Harmony remotes declined 44%, with sales falling significantly in EMEA and the Americas.

Our gross margin for the six months ended September 30, 2011 was 30.3% compared with 36.4% in the six months ended September 30, 2010. The decline in gross margin was primarily due to a $34.1 million valuation adjustment during the quarter ended June 30, 201, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers, and a shift in product mix to lower-margin retail products, offset by increase LifeSize sales and the positive effect of foreign currency translation. Operating expenses increased 7% in the six months ended September 30, 2011, due to investments in our LifeSize division, B2B (business to business) and China sales and marketing, and the impact of foreign currency exchange rates. Net loss for the six months ended September 30, 2011 was $12.2 million, compared with net income of $60.7 million for the six months ended September 30, 2010.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs has rapidly changed the market and usage models for PC peripherals. Consumer demand for PCs is slowing in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. In response, we intend to increasingly differentiate our approach to PC peripheral categories and markets. We also believe our future sales growth will be significantly impacted by our ability to innovate in our core peripherals business, grow sales in emerging markets, to increase our sales of products for enterprises, to grow our LifeSize video conferencing division, and to develop sales and innovations for our emerging product categories, such as our products for tablets, digital music, and the digital home.

We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We are investing significantly in growing the number of our sales, marketing and administrative personnel in China. We are also expanding our presence and our sales in Russia, India and Latin America. We believe these markets offer high potential for us, but growing and conducting business in these markets will continue to require significant investment and management focus, and our return on investment is not certain due to, among other things, the challenges presented by potentially entrenched local competition, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets.

We also believe there are opportunities to sell products to consumers to help make their tablets and other mobile devices more productive and comfortable.  We launched our iPad specific keyboard products during the quarter ended June 30, 2011, which contributed to the sales growth in our keyboards and desktops product family in the three and six months ended September 30, 2011. This new tablet accessories product line includes the Keyboard Case for iPad2 and the Tablet Keyboard for iPad, with additional products planned for launch in future quarters.  However, consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still unproven.

We are focusing more of our efforts on creating and selling products and services to enterprises, including for use in UC. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base, and that this consumerization of information technology has made the business market open to embracing consumer technology and design. While our LifeSize division has extensive experience in developing and selling products for enterprises,   we are still in the early stages of our B2B efforts for our peripherals and related services, and growing our enterprise business will continue to require investment in product marketing and sales channel development.

Our LifeSize video conferencing segment represented 7% of our net sales for the six months ended September 30, 2011 and 6% of our net sales for the fiscal year ended March 31, 2011. On July 18, 2011, Logitech acquired Mirial S.r.l., an Italian company that is a leading provider of personal and mobile video conferencing solutions. Mirial will be integrated into the LifeSize division, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks. While we expect sales from the LifeSize division to continue to grow faster than our overall sales, we also expect the division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth.

Sales of video products represented 12% of our total retail sales in the six months ended September 30, 2011 and 13% of our total retail sales in the year ended March 31, 2011. Logitech’s video products category consists primarily of webcams, with a smaller, growing line-up of Logitech Alert video security systems. The long-term growth potential for webcams is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers as the quality of embedded webcams improves.

In the digital home, we invested significantly in developing and marketing our Logitech Revue and related peripherals for the Google TV platform in the United States. As a result of poor initial sales of these products, we reduced the retail price of Logitech Revue from $249 to $99 in the quarter ended September 30, 2011. This action resulted in a $34.1 million valuation adjustment to cost of goods sold in the three months ended June 30, 2011. We expect our inventory of Logitech Revue products will be fully depleted in the quarter ended December 31, 2011. We do not plan to build a successor to Logitech Revue. However, we plan to take advantage of future peripheral opportunities around the Google TV platform as such opportunities arise.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 9% of total revenues during the six months ended September 30, 2011 and the fiscal year ended March 31, 2011. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Our balance sheet includes goodwill of $239.6 million related to various past acquisitions which are part of our peripherals reporting unit, and $320.7 million related to our video conferencing reporting unit. We evaluate goodwill for impairment at the reporting unit level annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may exceed the fair value of the reporting unit. Events or changes in circumstances which might indicate potential impairment in goodwill include, among other key factors described in our Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. Based on the impairment analysis performed in fiscal year 2011, the fair value of each of our reporting units exceeded the carrying value of the reporting unit by more than 50% of the carrying value. During the quarter ended September 30, 2011 and after the quarter-end, we experienced volatility in our stock price and market capitalization. During this period, the Company’s market capitalization was greater than its net book value. In September 2011, we reduced our projected fiscal year 2012 consolidated operating results, based on the current economic environment in mature western markets and the Company’s current product offerings. As our consolidated operating results are projected to be profitable for fiscal year 2012, management determined there were no triggering events requiring the review of goodwill for impairment as of September 30, 2011. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Further adverse changes in the Company’s expected operating results, market capitalization, business climate, or other negative events could result in a non-cash impairment charge in the future.

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

We also use a metric of channel inventory, which are estimates of the inventory levels of our products held by or in-transit to our retailer and distributor customers, to indicate aggregate supply of our customers to meet demand by their customers and the potential for future sales by our customers. Channel inventory includes data compiled by Logitech from data supplied by our customers, as well as our estimates of inventory in-transit to our customers. The customers supplying this data vary by geographic region and from period to period, but typically represent a majority of our retail sales. Channel inventory data is subject to limitations and possible error sources, and may not be an entirely accurate indicator of actual customer channel inventory.  The data supplied by our customers may not be indicative of inventory held by our customers as a whole. Reliability of the data depends on the accuracy and timeliness of the information supplied to us by our customers, and the processes by which they collect their data, which are largely outside of our control. The data is generally based on POS (Point of Sale) electronic data, the availability and accuracy of which varies by geographic region. Where POS data is not available, the data is collected primarily through manual processes, which are subject to typical human errors, including errors in data entry, transmission or interpretation. In addition, our interpretation of the data, and our estimates of in-transit inventory may be subject to errors in assumptions, calculations or other unintentional errors.

Although our financial results are reported in U.S. dollars, approximately 41% of our sales for the six months ended September 30, 2011 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi and Japanese yen. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros and, to a lesser extent, 29 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase.

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand for our products affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which also alter our product gross margins.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the six months ended September 30, 2011, the income tax benefit was $4.7 million based on an effective income tax rate of 27.7% of pre-tax loss. For the six months ended September 30, 2010, the income tax provision was $3.5 million based on an effective income tax rate of 5.4% of pre-tax income. The change in the effective income tax rate for the six months ended September 30, 2011 compared with the six months ended September 30, 2010 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the six months ended September 30, 2010 from the closure of income tax audits in certain jurisdictions.

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

There have been no significant changes during the six months ended September 30, 2011 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2013. The adoption of this standard will impact only the presentation format of the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change %	2011	2010	Change %

Retail	$501,735	$489,721	2%	$896,511	$883,587	1%
OEM	50,261	60,850	(17)%	99,439	119,186	(17)%
LifeSize	37,208	31,313	19%	73,695	58,441	26%
Total net sales	$589,204	$581,884	1%	$1,069,645	$1,061,214	1%

Our total net sales were approximately the same in the three and six months ended September 30, 2011 as in the three and six months ended September 30, 2010. For the fiscal quarter, growth in Asia Pacific retail sales and sales of the LifeSize division were offset by essentially flat retail sales in the EMEA region, declines in the Americas region retail sales, and declines in OEM sales in both EMEA and the Americas. For the six month period ended September 30, 2011, the increases in Asia Pacific region retail sales and LifeSize division sales were offset by declines in retail and OEM sales in both EMEA and the Americas, compared with the six month period ended September 30, 2010.

The following table presents the approximate percentage of the Company’s total net sales that were denominated in currencies other than the U.S. dollar in the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Currencies other than USD	44%	43%	41%	41%

If foreign currency exchange rates had been the same in three and six months ended September 30, 2011 and 2010, the percentage change in our constant dollar net sales would have been:

	Three months ended	Six months ended
	September 30, 2011	September 30, 2011

Retail	(1)%	(3)%
OEM	(18)%	(17)%
LifeSize	19%	26%
Total net sales	(2)%	(3)%

Retail units sold increased 2% in both the three and six months ended September 30, 2011 compared with the three and six months ended September 30, 2010. Our overall retail average selling price was unchanged in the three months ended September 30, 2011 compared with 2010, and decreased 5% in the six months ended September 30, 2011 compared with 2010. Sales of our retail products priced above $100 represented approximately 15% and 16% of total retail sales in the three and six months ended September 30, 2011, compared with approximately 17% and 16% in the three and six months ended September 30, 2010. Products priced below $40 represented approximately 54% and 55% of retail sales in the three and six months ended September 30, 2011 compared with 57% and 59% in the three and six months ended September 30, 2010.

Units sold to OEM customers declined 6% and 14% during the three and six months ended September 30, 2011 compared with the same periods in the prior fiscal year, primarily due to decreased sales of microphones for console singing games, which declined 98% and 96% in the three and six months ended September 30, 2011 compared with 2010. Console microphone sales are opportunistic and continue to be subject to significant variation from quarter-to-quarter and year-to-year. Sales of OEM keyboards and desktops increased 6% and 12% in dollars during the three and six months ended September 30, 2011 compared with the prior year, with units sold up 17% and 8% during those periods. Sales of mice to our OEM customers increased 2% in the three month period, and units sold grew 7% compared with the prior year period. For the six months ended September 30, 2011, sales of OEM mice decreased 5%, with units sold down 7%.

LifeSize net sales represent sales of video conferencing units and related software and services. Sales increased 19%  and 26% in the three and six months ended September 30, 2011 compared with the three and six months ended September 30, 2010. We experienced strong demand during the first fiscal quarter and the first six weeks of the second fiscal quarter, but concerns about potentially deteriorating economic conditions lengthened the sales cycle in both the U.S. and Europe during the last half of the second fiscal quarter.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and six months ended September 30, 2011 compared with the three and six months ended September 30, 2010.

	Three months ended September 30, 2011			Six months ended September 30, 2011
	Change in		Change in	Change in		Change in
	Retail Units	Change in	Constant Dollar	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales	Sold	Retail Sales	Retail Sales

EMEA	(3)%	(1)%	(7)%	(7)%	(6)%	(14)%
Americas	(6)%	(3)%	(2)%	(3)%	(2)%	(1)%
Asia Pacific	21%	22%	18%	26%	25%	21%
Total retail sales	2%	2%	(1)%	2%	1%	(3)%

Retail sales in the EMEA region have declined over the three and six months ended September 30, 2011, due to weak demand for our products across much of Western Europe, particularly in the mature markets of Southern Europe such as Italy and Spain, where the economic environment was particularly challenging. We achieved strong growth in the three and six month periods in emerging markets, particularly in Russia. In addition, the strengthening of the U.S. dollar partially offset the constant dollar sales decline. In the three months ended September 30, 2011, sales growth in the audio and gaming product families and in keyboards and desktops was offset by sales decreases in the video, digital home and pointing devices product families. The largest retail sales declines in the six month period occurred in the digital home product family, partially offset by a substantial increase in the sale of gaming products. Management believes that full implementation of the necessary operational changes related to the EMEA-specific pricing and channel management issues we experienced in the fourth quarter of fiscal year 2011 will continue through the next one or two quarters of fiscal year 2012. Retail sell-through improved 6% in the three months and 4% in the six months ended September 30, 2011 compared with the same periods in the prior fiscal year.

Management believes that sales in the Americas region in the three months ended September 30, 2011 were negatively impacted by our channel partners’ more cautious approach to inventory management, which reflects their overall concerns about uncertain economic conditions. Increased sales of keyboards and desktops, digital home products, audio products and gaming products were more than offset by sales declines in video and pointing devices in the three months ended September 30, 2011 compared with 2010. For the six months ended September 30, 2011, sales of keyboards and desktops and of gaming products increased, but all other product lines declined in sales. Retail sell-through in the Americas region increased 14% during both the three and six months ended September 30, 2011 compared with the prior year.

Asia Pacific region’s retail sales grew during the three and six months ended September 30, 2011 compared with 2010, driven primarily by sales in China, which increased 57% in the three month period and 71% in the six month period compared with the prior year. All product lines except digital home grew in the three and six months ended September 30, 2011 compared with 2010. Retail sell-through during the quarter increased 25% from the prior year, in line with the sales growth. During the six month period, retail sell-through grew 23% over the same period in the prior year.

Net Retail Sales by Product Family

Net retail sales by product family during the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,			Six months ended September 30,
	2011	2010	Change %	2011	2010	Change %

Retail - Pointing Devices	$148,386	$153,870	(4)%	$280,448	$285,716	(2)%
Retail - Keyboards & Desktops	109,325	94,507	16%	203,921	169,788	20%
Retail - Audio	130,815	119,965	9%	212,379	215,611	(1)%
Retail - Video	57,422	68,794	(17)%	107,267	115,850	(7)%
Retail - Gaming	29,152	21,207	37%	52,545	36,658	43%
Retail - Digital Home	26,635	31,378	(15)%	39,951	59,964	(33)%
Total net retail sales	$501,735	$489,721	2%	$896,511	$883,587	1%

Logitech’s Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and keyboards and keyboard cases for tablets. Audio includes speakers and headset products for the PC, the home, the tablet and other mobile entertainment platforms, and wireless music systems. Our video product family is comprised of PC webcams and Alert video security systems. Gaming includes console and PC gaming peripherals. The Digital Home product family combines our advanced Harmony Remote controls and Logitech Revue with related peripherals. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

Retail unit sales of pointing devices increased 1% in the three months and 5% in the six months ended September 30, 2011 compared with the same periods in 2010. Dollar sales of cordless mice decreased 2% in the three month period and increased 3% in the six month period compared with 2010, while units grew 9% and 16% in the same periods. The growth differential between dollar and unit sales reflects sales increases in the low- and mid-range of the product line, but sales declines of 29% and 10% in high-end cordless mice for the three and six months ended September 30, 2011, indicating the lack of a compelling up-sell proposition in the category. Traditionally, our cordless mouse portfolio has featured at least one well-differentiated, richly innovative offering on the high end, a product gap we plan to fill in the coming quarters. Dollar sales of cordless mice were strong in the Asia Pacific region and particularly in China, in both the three and six month periods, but declined in EMEA and the Americas. Unit sales of cordless mice grew in all three regions during the six months ended September 30, 2011 compared with 2010, and declined only in the Americas during the three month period. Sales of corded mice decreased 11% and 14% in the three and six months ended September 30, 2011 compared with the prior fiscal year, with dollar sales generally declining in all regions for both periods. Unit sales of corded mice declined in the EMEA and Americas regions in the three and six months ended September 30, 2011, and grew in the Asia Pacific region in both periods.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 5% and 9% during the three and six months ended September 30, 2011 compared with 2010. Sales of cordless keyboards more than doubled in dollars and units in both the three month and six month periods compared with the prior year, led by the Wireless Solar Keyboard K750 and the Wireless Keyboard K360. All regions achieved strong sales growth in cordless keyboards. Sales of cordless desktops increased 4% and 3% in dollars during the three and six months ended September 30, 2011 compared with 2010. We launched our iPad specific keyboard products during the quarter ended June 30, 2011, which contributed to the sales growth in the three and six month periods. This new tablet accessories product line includes the Keyboard Case for iPad2 and the Tablet Keyboard for iPad, with additional products planned for launch in future quarters. Corded keyboards and desktops sales declined 19% and 9% in dollars during the three and six months ended September 30, 2011 compared with the same periods in the prior fiscal year.

Retail Audio

Retail audio unit sales grew 7% in the three months, and decreased 3% in the six months ended September 30, 2011 compared with the same period in the prior year. In the three month period, dollar sales increased in all three regions, with the strongest growth in the EMEA region. In the six month period, sales growth in the Asia Pacific region was offset by declines in EMEA and the Americas. PC speaker sales increased 16% and 3% in dollars and 11% and 3% in units in the three months and six months ended September 30, 2011 compared with 2010. Sales of our digital music speakers increased 1% in dollars and 16% in units in the three months ended September 30, 2011 compared with the prior year. In the six month period, digital music speaker sales decreased 5% in dollars and 1% in units compared with 2010. Our Ultimate Ears line of products contributed to the growth in audio during the fiscal quarter and the six month period.

Retail Video

Retail unit sales in the Video category decreased 12% in the three months and 11% in the six months ended September 30, 2011 compared with 2010. Strong sales in the Asia Pacific region in both the quarter and six months were more than offset by declines in EMEA and the Americas. Sales of the Logitech Alert line of digital video security systems increased 4% in the three month period ended September 30, 2011, and more than tripled in the six month period compared with 2010. Logitech Alert was launched in August, 2010. Webcam sales declined 17% and 13% in dollars and 12% and 11% in units in the three and six months ended September 30, 2011 compared with the same periods in 2010. The long-term growth potential for webcams is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We plan to enhance our product line-up by enabling experiences that cannot be easily achieved with an embedded webcam.

Retail Gaming

Retail unit sales of our gaming peripherals decreased 2% and 4% in the three and six months ended September 30, 2011 compared with the same period in 2010, while dollar sales grew 37% and 43% in those periods. All regions achieved sales growth in gaming peripherals in both the three and six month periods, particularly in Asia Pacific where dollar sales doubled in both the three and six months. The world-wide dollar sales growth in gaming peripherals was driven by our steering wheels for PC and console games. Steering wheels have higher selling prices than our other gaming products, which is the main factor in the variation between sales growth and unit decline in the gaming category. PC gaming sales increased 42% in dollars and 1% in units in the three months ended September 30, 2011 compared with 2010. In the six month period, PC gaming sales increased 46% in dollars and decreased 1% in units. Console gaming sales increased 19% and 39% in dollars and decreased 27% and 21% in units in the three and six months ended September 30, 2011 compared with 2010.

Retail Digital Home

Retail unit sales in our digital home category, which includes Harmony remotes, Logitech Revue, and our Google TV peripherals, increased 31% during the quarter ended September 30, 2011 and decreased 17% in the six months ended September 30, 2011 compared with the same periods in the prior fiscal year. Sales of Harmony remotes decreased 40% and 44% in the three and six month periods, with sales falling significantly in both the Americas and EMEA. Unit sales of Harmony remotes increased 4% in the fiscal quarter and decreased 29% in the six months ended September 30, 2011 compared with the same periods in 2010. The differential between dollar sales and unit sales was due to a significant shift to lower price points, particularly in the three month period, when sales in the low end of the category increased by 61%. The Harmony One, launched in January 2008, was the highest seller during the six months ended September 30, 2011. In order to address the decline in Harmony sales and the trend to lower-price products during the last few quarters, management intends to strengthen the product line-up in the upcoming quarters. As part of this effort, we introduced the Logitech Harmony Link in September 2011, which is a small WiFi device that transforms an iPad, iPhone or Android Smartphone into a full-featured remote control. Sales of Logitech Revue and related peripherals partly offset the sales decline in Harmony remotes during the three and six months ended September 30, 2011 compared with 2010.

Gross Profit

Gross profit for the three and six months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change %	2011	2010	Change %

Net sales	$589,204	$581,884	1%	$1,069,645	$1,061,214	1%
Cost of goods sold	390,783	364,950	7%	745,617	675,251	10%
Gross profit	$198,421	$216,934	(9)%	$324,028	$385,963	(16)%
Gross margin	33.7%	37.3%	(10)%	30.3%	36.4%	(17)%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The decline in gross margin for the three months ended September 30, 2011 compared with 2010 was primarily the result of product mix, partially offset by the increase in LifeSize sales and a positive effect from foreign currency translation.

Gross margin declined in the six months ended September 30, 2011 compared with the prior year primarily due to the $34.1 million valuation adjustment to cost of goods sold during the quarter ended June 30, 2011, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers.  A shift in product mix to lower-margin retail products also contributed to the lower margin. These negative impacts were partially offset by increased LifeSize sales and the positive effect of foreign currency translation.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change %	2011	2010	Change %

Marketing and selling	$107,446	$97,412	10%	$207,239	$188,889	10%
% of net sales	18%	17%		19%	18%
Research and development	39,491	40,927	(4)%	79,472	79,316	0%
% of net sales	7%	7%		7%	7%
General and administrative	27,989	27,420	2%	58,854	54,780	7%
% of net sales	5%	5%		6%	5%
Total operating expenses	$174,926	$165,759	6%	$345,565	$322,985	7%

Over three-quarters of the increase in total operating expenses in the three months ended September 30, 2011, and nearly two-thirds of the increase in the six months ended September 30, 2011 compared with the same periods in the prior fiscal year were due to investments in the growth of our LifeSize division.

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

Marketing and selling expenses increased 10% in the three and six months ended September 30, 2011 compared with the same periods in the prior fiscal year primarily due to additional sales and marketing headcount for LifeSize, B2B, China and EMEA. Bonus reductions and decreases in travel and entertainment expense more than offset a slight increase in stock compensation costs due to the use of RSUs (restricted stock units) instead of stock options. Settlement of a customer bankruptcy suit also increased expenses in the six months ended September 30, 2011 compared with 2010.

The impact of foreign currency exchange rates also caused marketing and selling expenses to increase. If foreign currency exchange rates had been the same in the three months ended September 30, 2011 and 2010, the percentage increase in constant dollar marketing and selling expense would have been 6% instead of 10%. If foreign currency exchange rates had been the same in the six months ended September 30, 2011 and 2010, the percentage increase in constant dollar marketing and selling expense would have been 5% instead of 10%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The changes in research and development expense for the three and six months ended September 30, 2011 compared with 2010 were primarily due to personnel additions in our LifeSize division and B2B products, offset by reductions in bonus expense. Research and development expense for our peripherals division declined more than the change in retail peripherals sales.

The impact of foreign currency exchange rates also caused research and development expenses to increase. If foreign currency exchange rates had been the same in the three months ended September 30, 2011 and 2010, the percentage decrease in constant dollar research and development expense would have been 7% instead of 4%. If foreign currency exchange rates had been the same in the six months ended September 30, 2011 and 2010, the percentage change in constant dollar research and development expense would have been a decrease of 4% instead of 0%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased due to higher personnel-related expenses, severance expense related to the former Chief Executive Officer, recruiting fees and increased litigation expenses. These increases were offset by lower stock compensation due to the Chief Executive Officer’s departure, decreases in bonus expense and lower travel and entertainment expense.

The impact of foreign currency exchange rates also caused general and administrative expenses to increase. If foreign currency exchange rates had been the same in the three months ended September 30, 2011 and 2010, the percentage change in constant dollar general and administrative expense would have been a decrease of 3% instead of an increase of 2%. If foreign currency exchange rates had been the same in the six months ended September 30, 2011 and 2010, the percentage increase in constant dollar general and administrative expense would have been 2% instead of 7%.

Interest Income, Net

Interest income and expense for the three and six  months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change %	2011	2010	Change %

Interest income	$601	$650	(8)%	$1,291	$1,173	10%
Interest expense	—	(15)	100%	—	(17)	100%
Interest income, net	$601	$635	(5)%	$1,291	$1,156	12%

The changes in interest income for the three and six months ended September 30, 2011 compared with the same period in the prior fiscal year resulted from lower invested balances, partially offset by higher interest rates.

Other Income, Net

Other income and expense for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change %	2011	2010	Change %

Foreign currency exchange losses, net	$(1,053)	$(1,421)	(26)%	$(713)	$(1,061)	(33)%
Gain on sale of property and plant	—	—	0%	4,904	838	485%
Investment loss related to deferred compensation plan	(716)	(611)	17%	(528)	(176)	200%
Other, net	6	238	(97)%	(235)	401	(159)%
Other income (expense), net	$(1,763)	$(1,794)	(2)%	$3,428	$2	171300%

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The decline in foreign currency exchange losses in the three and six months ended September 30, 2011 compared with 2010 resulted primarily from lower losses on foreign exchange swap contracts.

The gain on sale of building for the six months ended September 30, 2011 relates to the sale of an unused manufacturing facility in China. The gain on sale of building in the same period in 2010 relates to the sale of our building in Romanel, Switzerland.

Investment income for the three and six months ended September 30, 2011 represents earnings and realized and unrealized losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries. Investment income for the three and six months ended September 30, 2010 represents changes in the cash surrender value of Company-owned life insurance contracts, related to the same management deferred compensation plan. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which are classified as trading investments.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended			Six months ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Provision for (benefit from) income taxes	$4,888	$8,856	(45)%	$(4,657)	$3,454	(235)%
Effective income tax rate	21.9%	17.7%		27.7%	5.4%

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

The change in the effective income tax rate for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the six months ended September 30, 2011 compared with the six months ended September 30, 2010 is primarily due discrete tax benefits of $7.2 million in the six months ended September 30, 2010 from the closure of income tax audits in certain jurisdictions.

Current deferred tax assets increased from $27.0 million as of March 31, 2011 to $42.9 million as of September 30, 2011. The increase is primarily due to the tax benefit from operating losses generated in the six month period ended September 30, 2011.

As of September 30 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $136.9 million and $138.1 million, of which $116.6 million and $118.2 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits is primarily due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2011, accrued interest and penalties related to uncertain tax positions increased to $8.3 million from $8.0 million as of March 31, 2011.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination is not expected to have a material adverse effect on the consolidated operating results.

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2011, our working capital was $555.1 million, compared with $450.4 million at September 30, 2010. The increase in working capital over the prior year was due to higher cash balances and lower current liabilities.

During the six months ended September 30, 2011, operating activities provided net cash of $1.6 million. Our largest sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization, inventory valuation adjustment and share-based compensation expense,  and increased accounts payable balances compared with March 31, 2011. These sources of operating cash flows were offset by increases in accounts receivable and inventory compared with March 31, 2011. Net cash used in investing activities was $34.8 million. We invested $20.9 million in capital expenditures for tooling, computer hardware and software, equipment, and leasehold improvements, which was partially offset by proceeds of $4.9 million from the sale of one of our buildings in the three months ended June 30, 2011. We also acquired Mirial S.r.l. for a total consideration of $18.8 million net of cash acquired of $1.4 million . Net cash used by financing activities was $63.5 million. We repurchased $73.1 million of shares under our share buyback program, which was partially offset by proceeds of $9.8 million from employee stock purchases and the exercise of stock options.

At September 30, 2011, we had cash and cash equivalents of $379.5 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

The Company has credit lines with several European and Asian banks totaling $148.4 million as of September 30, 2011. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At September 30, 2011, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

The Company has historically financed its operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. Our normal liquidity for the next 12 months and our longer-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under our credit facilities.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2011 and 2010 (dollars in thousands):

	September 30,
	2011	2010

Accounts receivable, net	$294,691	$304,998
Inventories	325,053	343,021
Working capital	555,111	450,420
Days sales in accounts receivable (DSO) (1)	45 days	47 days
Inventory turnover (ITO) (2)	4.8x	4.3x
Net cash provided by operating activities	$1,634	$4,890

(1)                  DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                  ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities was $1.6 million for the six months ended September 30, 2011 compared with $4.9 million for the same period in the prior year. The decline in operating cash flows was primarily due to the net loss of $12.2 million in the six months ended September 30, 2011 compared with net income of $60.7 million in the six months ended September 30, 2010 and a decrease in accrued liabilities, offset by the $34.1 million inventory valuation adjustment and a lower increase in accounts receivable in the six months ended September 30, 2011 compared with the increase during the six months ended September 30, 2010.

DSO for the quarter was two days lower than the same period in the prior year, due to lower receivables as of September 30, 2011 and higher sales in the three months ended September 30, 2011. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the six months ended September 30, 2011 were higher than the same period in the prior year, due to lower inventory as of September 30, 2011 and higher sales in the three months ended September 30, 2011.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Six months ended
	September 30,
	2011	2010

Purchases of property, plant and equipment	$(20,921)	$(25,419)
Acquisitions, net of cash acquired	(18,814)	(7,300)
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(4,536)	—
Proceeds from sales of trading investments	4,522	—
Net cash used in investing activities	$(34,845)	$(30,031)

Our capital expenditures during the six months ended September 30, 2011 and 2010 were principally for normal expenditures for tooling, computer hardware and software, equipment, and leasehold improvements.

In the six months ended September 30, 2011, the Company acquired Mirial S.r.l. for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million).

Proceeds from the sale of property, plant and equipment were related to the sale of an unused manufacturing facility in China in the three months ended June 30, 2011 and the sale of our building in Romanel, Switzerland in the three months ended June 30, 2010.

The purchases and sales of trading investments in the six months ended September 30, 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust. In the six months ended September 30, 2010, the deferred compensation plan was invested in life insurance contracts.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2011 and 2010 (in thousands):

	Six months ended
	September 30,
	2011	2010

Purchases of treasury shares	$(73,134)	$—
Proceeds from sale of shares upon exercise of options and purchase rights	9,764	16,570
Tax withholdings related to net share settlements of restricted stock units	(185)	(223)
Excess tax benefits from share-based compensation	30	676
Net cash provided by (used in) financing activities	$(63,525)	$17,023

	Six months ended
	September 30,
	2011	2010

Number of shares repurchased	7,609	—
Value of shares repurchased	$(73,134)	$—
Average price per share	$(9.61)	n/a

During the six months ended September 30, 2011, we repurchased 7.6 million shares for $73.1 million under the Company’s September 2008 buyback program. No share repurchases were made in the six months ended September 30, 2010.

Cash of $9.8 million and $16.6 million was provided during the six months ended September 30, 2011 and 2010 by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the $0.2 million in cash in the six month periods ended September 30, 2011 and 2010. Tax benefits recognized on the exercise of share-based payment awards provided less than $0.1 million and $0.7 million in the six months ended September 30, 2011 and 2010.

Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a lesser extent, capital markets and borrowings under our bank lines of credit. Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $156.6 million in fiscal year 2011. In the six months ended September 30, 2011, although our operating cash flows have been negatively affected by a decrease in demand for our products and by uncertainty regarding future global economic conditions, the levels of our cash and cash equivalents and our working capital remain strong. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, to repurchase our stock, or to acquire or invest in complementary businesses, products, services, and technologies. Additional financing may not be available at all or on terms favorable to us.

In September 2008, our Board of Directors approved a new share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of September 30, 2011, the approved amount remaining under the September 2008 program was $177.0 million.

In connection with the acquisition of LifeSize Communications, Inc. in December 2009, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. Approximately $7.9 million is accrued as of September 30, 2011.

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

During the second quarter of fiscal year 2012, the U.S. Internal Revenue Service completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007.

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination in other tax jurisdictions. As of September 30, 2011, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Based upon our available cash balances and credit lines, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for at least the next 12 months.

Contractual Obligations and Commitments

As of September 30, 2011, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at September 30, 2011 (in thousands):

September 30, 2011

Operating leases	$97,897
Purchase commitments - inventory	132,590
Purchase obligations - operating expenses	58,290
Purchase obligations - capital expenditures	13,894
Income taxes payable - non-current	130,892
Obligation for management deferred compensation	13,256
Pension and post-employment obligations	30,594
Other long-term liabilities	14,725
Total contractual obligations and commitments	$492,138

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of September 30, 2011 were $1.7 million.

The increase in operating lease commitments to $97.9 million as of September 30, 2011 compared with $72.6 million as of March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

Purchase Commitments

At September 30, 2011, we have fixed purchase commitments of $132.6 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by December 31, 2011. We also had commitments of $58.3 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $13.9 million at September 30, 2011, and primarily relate to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At September 30, 2011, we had $130.9 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $132.0 million in non-current income taxes payable as of March 31, 2011.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination is not expected to have a material adverse effect on our consolidated operating results.

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Obligation for Deferred Compensation

At September 30, 2011, we had $13.3 million in liabilities related to a deferred compensation plan offered by one of the Company’s subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Pension and Post-Employment Obligations

At September 30, 2011, we had $30.6 million in non-current liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. See Note 4 — Employee Benefit Plans for more information.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At September 30, 2011, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The third guarantee is limited to $7.0 million. As of September 30, 2011, $5.4 million of guaranteed purchase obligations were outstanding under these guarantees.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $83.8 million as of September 30, 2011. As of September 30, 2011, $15.5 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property rights and safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. In addition, we have entered into indemnification agreements with our officers and directors, and the bylaws of our subsidiaries contain similar indemnification obligations to our agents. No amounts have been accrued for indemnification provisions as of September 30, 2011. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these indemnification arrangements.

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

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of September 30, 2011 were not material.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, Australian dollar, euro, British pound, Mexican peso and Japanese yen. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2011.

The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

			FX Gain (Loss)	FX Gain (Loss)
		Net Exposed	From 10%	From 10%
		Long (Short)	Appreciation of	Depreciation of
Functional Currency	Transaction Currency	Currency Position	Functional Currency	Functional Currency

U.S. dollar	Chinese renminbi	$68,473	$(6,225)	$7,608
Taiwanese dollar	U.S. dollar	15,568	(1,415)	1,730
U.S. dollar	Australian dollar	14,159	(1,287)	1,573
Euro	British pound	11,559	(1,051)	1,284
Mexican peso	U.S. dollar	(7,650)	695	(850)
Japanese yen	U.S. dollar	(4,534)	412	(504)
U.S. dollar	Canadian dollar	1,903	(173)	211
U.S. dollar	Swiss franc	(1,652)	150	(184)
Euro	Swedish krona	(1,519)	138	(169)
U.S. dollar	Euro	(1,370)	125	(152)
Euro	Russian rouble	1,248	(113)	139
Euro	Swiss franc	(726)	66	(81)
		$95,459	$(8,678)	$10,605

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At September 30, 2011, net assets held in CNY totaled $68.5 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of September 30, 2011, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $77.4 million (€57.3 million). Deferred realized losses of $0.2 million related to closed cash flow hedges are recorded in accumulated other comprehensive loss at September 30, 2011, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $5.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss at September 30, 2011, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2011 relating to foreign currency receivables or payables were $22.3 million. Open forward contracts as of September 30, 2011 consisted of contracts in euros to purchase or sell British pounds at future dates at  predetermined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2011 were $25.6 million. Swap contracts outstanding at September 30, 2011 consisted of contracts in Taiwanese dollar Non Deliverable Forwards, Mexican pesos, Japanese yen and Canadian dollars. Unrealized net losses on the contracts outstanding at September 30, 2011 were $0.2 million.

If the U.S. dollar had appreciated by 10% at September 30, 2011 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $13.4 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $3.7 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2011 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

The Company believes these lawsuits and claims are without merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of September 30, 2011 were not material.

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

We have historically targeted peripherals for the PC platform. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. As a result, we intend to focus more of our personnel and financial resources on product innovations and on growth opportunities in emerging markets, in products for tablets and mobile devices, on our LifeSize division, and other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

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

Digital Music. We have recently increased our focus on products for the consumption of digital music as a future sales growth area. We intend to increase our product development and marketing investment in digital music. However, our over 10 years of audio product development and marketing efforts have focused primarily on products for the PC platform, and on sound quality. Our past experience is not necessarily transferable to the consumption of music through mobile devices such as tablets and smartphones, where we believe consumers put a greater emphasis on features such as convenience and brand. In addition, competition in the digital music consumption category is intense, and we expect it to increase. If we are not able to identify product development, marketing, and organizational skill gaps,  resolve them, and introduce differentiated product and marketing strategies to separate ourselves from competitors, our digital music efforts will not be successful, and our business and results of operations could be harmed.

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

In our OEM channel, the slower growth of desktop PCs has adversely affected our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 9% of total revenues in the six months ended September 30, 2011 and the fiscal year ended March 31, 2011. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

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

Video Conferencing.  Our primary competitors in the enterprise video conferencing market are Cisco’s Tandberg subsidiary, Polycom, Inc., Radvision Ltd., Sony and Vidyo, Inc. Some of these companies have longer experience and a larger customer installed base than LifeSize. Cisco has substantially greater financial, sales and marketing, and engineering resources than we do. In addition, Microsoft’s recent acquisition of Skype Limited has the potential to give Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft’s product portfolio. There are also a number of smaller competitors which compete with LifeSize, along with Polycom and Cisco, for new accounts, OEM relationships, and installations.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. For example, in the three months ended June 30, 2011, we decided to lower the retail price of Logitech Revue from $249 to $99 in the second quarter of fiscal year 2012, as the Google TV platform had not met widespread U.S. consumer acceptance and sales of Logitech Revue were significantly below our expectations. As a result, we recorded a $34.1 million valuation adjustment during the quarter to cost of goods sold, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers.

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

We produce approximately half of our products at facilities we own in China. The majority of our other production is performed by third-party contract manufacturers in China. We also utilize third-party contract manufacturers in Malaysia and India.

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

Our sales in China have increased substantially in the last two fiscal years, and continued sales growth in China is an important part of our expectations for our business. As a result, if Chinese economic, political or business conditions deteriorate, or if one or more of the risks described above materializes in China, our overall business and results of operations will be significantly harmed.

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

During the second quarter of fiscal year 2012, the U.S. Internal Revenue Service completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. We are currently also subject to ongoing audits in other tax jurisdictions. A material assessment by a governing tax authority could adversely affect our profitability.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table presents certain information related to purchases made by Logitech of its equity securities  during the six months ended September 30, 2011 (in thousands, except per share amounts):

	Total Number of				Approximate
	Shares Purchased				Dollar Value of
	as Part of Publicly				Shares That May
	Announced	Average Price Paid Per Share			Yet Be Purchased
Period	Program	in USD	in CHF		Under Program

April 2011	—	—	—		$250,000
May 2011	—	—	—		$250,000
June 2011	—	—	—		$250,000
July 2011	—	—	—		$250,000
August 2011	7,329	$9.54	CHF	7.62	$180,061
September 2011	280	$10.83	CHF	8.61	$177,030
Total	7,609

During the six months ended September 30, 2011, the following approved share buyback program was in place (in thousands):

	Approved
Date of	Buyback			Amount
Announcement	Amount	Expiration Date	Completion Date	Remaining

September 2008	$250,000	August 2013	—	$177,030

ITEM 4.   [Removed and Reserved].

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1 *	1996 Employee Share Purchase Plan (U.S.), as amended

10.2 *	2006 Employee Share Purchase Plan (Non-U.S.), as amended

10.3 *	Board Compensation for Sept 2011 through Sept 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. **

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ***	XBRL Taxonomy Definition Linkbase Document

*                           Indicates management compensatory plan, contract or arrangement.

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

November 7, 2011