Form 10-Q
period 2011-12-31
LOGITECH INTERNATIONAL SA
filed 2012-02-06
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

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

As of February 1, 2012, there were 172,471,354 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)

Net sales	$714,596	$754,054	$1,784,241	$1,815,268
Cost of goods sold	455,922	482,881	1,201,539	1,158,132
Gross profit	258,674	271,173	582,702	657,136
Operating expenses:
Marketing and selling	116,313	124,914	323,552	313,803
Research and development	41,911	38,955	121,383	118,271
General and administrative	30,673	31,264	89,527	86,044
Total operating expenses	188,897	195,133	534,462	518,118
Operating income	69,777	76,040	48,240	139,018
Interest income, net	917	539	2,208	1,695
Other income, net	6,713	795	10,141	797
Income before income taxes	77,407	77,374	60,589	141,510
Provision for income taxes	22,074	12,372	17,417	15,826
Net income	$55,333	$65,002	$43,172	$125,684

Net income per share:
Basic	$0.32	$0.37	$0.24	$0.71
Diluted	$0.32	$0.36	$0.24	$0.70

Shares used to compute net income per share:
Basic	173,003	177,233	176,414	176,329
Diluted	173,656	179,703	177,201	178,306

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523,333	$477,931
Accounts receivable	318,678	258,294
Inventories	295,749	280,814
Other current assets	73,498	59,347
Total current assets	1,211,258	1,076,386
Property, plant and equipment	78,055	84,160
Goodwill	560,106	547,184
Other intangible assets	59,743	74,616
Other assets	81,524	79,210
Total assets	$1,990,686	$1,861,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$377,132	$298,160
Accrued liabilities	213,092	172,560
Total current liabilities	590,224	470,720
Other liabilities	195,956	185,835
Total liabilities	786,180	656,555

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at December 31, 2011 and March 31, 2011	33,370	33,370
Additional paid-in capital	906	—
Less shares in treasury at cost, 18,493 shares at December 31, 2011 and 12,433 shares at March 31, 2011	(294,863)	(264,019)
Retained earnings	1,546,661	1,514,168
Accumulated other comprehensive loss	(81,568)	(78,518)
Total shareholders’ equity	1,204,506	1,205,001
Total liabilities and shareholders’ equity	$1,990,686	$1,861,556

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$43,172	$125,684
Non-cash items included in net income:
Depreciation	35,201	35,665
Amortization of other intangible assets	20,209	21,165
Inventory valuation adjustment	34,074	—
Share-based compensation expense	23,380	23,976
Gain on disposal of property and plant	(4,904)	(838)
Gain on sale of available-for-sale securities	(6,118)	—
Excess tax benefits from share-based compensation	(33)	(2,735)
Gain on cash surrender value of life insurance policies	—	(901)
Deferred income taxes and other	(998)	(1,665)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(63,092)	(132,480)
Inventories	(35,720)	(82,636)
Other assets	(11,853)	5,145
Accounts payable	81,973	128,586
Accrued liabilities	38,877	34,453
Net cash provided by operating activities	154,168	153,419
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,417)	(31,835)
Acquisitions, net of cash acquired	(18,814)	(7,300)
Proceeds from sale of available-for-sale securities	6,550	—
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(5,577)	(12,554)
Proceeds from sales of trading investments	5,520	194
Proceeds from cash surrender of life insurance policies	—	11,313
Net cash used in investing activities	(38,834)	(37,494)
Cash flows from financing activities:
Purchases of treasury shares	(73,134)	—
Proceeds from sale of shares upon exercise of options and purchase rights	9,852	28,368
Tax withholdings related to net share settlements of restricted stock units	(890)	(223)
Excess tax benefits from share-based compensation	33	2,735
Net cash provided by (used in) financing activities	(64,139)	30,880
Effect of exchange rate changes on cash and cash equivalents	(5,793)	(6,023)
Net increase in cash and cash equivalents	45,402	140,782
Cash and cash equivalents at beginning of period	477,931	319,944
Cash and cash equivalents at end of period	$523,333	$460,726

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Net income	—	—	—	—	—	125,684	—	125,684
Cumulative translation adjustment	—	—	—	—	—	—	2,496	2,496
Pension liability adjustment	—	—	—	—	—	—	(969)	(969)
Net deferred hedging loss	—	—	—	—	—	—	(3,913)	(3,913)
Total comprehensive income								123,298
Tax benefit from exercise of stock options	—	—	3,835	—	—	—	—	3,835
Shares issued for director services	—	—	(116)	(12)	307			191
Sale of shares upon exercise of options and purchase rights	—	—	(52,286)	(2,724)	80,654	—	—	28,368
Issuance of shares upon vesting of restricted stock units	—	—	(1,760)	(56)	1,537	—	—	(223)
Share-based compensation expense	—	—	24,261	—	—	—	—	24,261
December 31, 2010	191,606	$33,370	$(11,186)	13,643	$(300,014)	$1,532,302	$(75,027)	$1,179,445

March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Net income	—	—	—	—	—	43,172	—	43,172
Cumulative translation adjustment	—	—	—	—	—	—	(10,677)	(10,677)
Pension liability adjustment	—	—	—	—	—	—	1,206	1,206
Net deferred hedging gain	—	—	—	—	—	—	6,489	6,489
Unrealized gain on investment recognized in earnings	—	—	—	—	—	—	(68)	(68)
Total comprehensive income								40,122
Purchase of treasury shares	—	—	—	7,609	(73,134)	—	—	(73,134)
Tax benefit from exercise of stock options	—	—	468	—	—	—	—	468
Shares issued for director services	—	—	(643)	(33)	844	—	—	201
Sale of shares upon exercise of options and purchase rights	—	—	(13,818)	(1,240)	34,373	(10,679)	—	9,876
Issuance of shares upon vesting of restricted stock units	—	—	(7,963)	(276)	7,073	—	—	(890)
Share-based compensation expense	—	—	22,862	—	—	—	—	22,862
December 31, 2011	191,606	$33,370	$906	18,493	$(294,863)	$1,546,661	$(81,568)	$1,204,506

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communications and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. Our products for home and business PCs (personal computers) include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases, headsets, wireless speakers and speaker stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, custom in-ear monitors and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories. Our LifeSize division offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products.

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

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income.

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no changes in our significant accounting policies during the three and nine months ended December 31, 2011 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the fourth quarter of fiscal year 2012. The Company is evaluating the impact of adopting ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 and ASU 2011-12 in the first quarter of fiscal year 2013. The Company does not believe adoption of ASU 2011-05 and ASU 2011-12 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of ASU 2011-08 is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$55,333	$65,002	$43,172	$125,684

Weighted average shares - basic	173,003	177,233	176,414	176,329
Effect of potentially dilutive share equivalents	653	2,470	787	1,977
Weighted average shares - diluted	173,656	179,703	177,201	178,306

Net income per share - basic	$0.32	$0.37	$0.24	$0.71
Net income per share - diluted	$0.32	$0.36	$0.24	$0.70

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 15,951,244 and 11,687,238 for the three months ended December 31, 2011 and 2010, and 17,505,162 and 14,391,548 for the nine months ended December 31, 2011 and 2010 were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2011, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Cost of goods sold	$948	$1,000	$3,058	$2,910
Share-based compensation expense included in gross profit	948	1,000	3,058	2,910

Operating expenses:
Marketing and selling	2,380	2,115	9,345	8,283
Research and development	1,802	1,842	5,364	5,394
General and administrative	1,797	2,299	5,613	7,389
Share-based compensation expense included in operating expenses	5,979	6,256	20,322	21,066
Total share-based compensation expense	6,927	7,256	23,380	23,976
Income tax provision (benefit)	70	(1,189)	(4,595)	(5,526)
Share-based compensation expense, net of income tax	$6,997	$6,067	$18,785	$18,450

As of December 31, 2011 and 2010, $0.5 million and $1.2 million of share-based compensation cost was capitalized to inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	December 31, 2011
	Compensation	Months of
	Cost Not Yet	Future
	Recognized	Recognition

Non-vested stock options	$11,598	19
Time-based RSUs	29,130	22
Performance-based RSUs	8,998	24
Total compensation cost not yet recognized	$49,726

A summary of the Company’s stock option activity for the three and nine months ended December 31, 2011 and 2010 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
		Exercise		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price	Number	Price

Options outstanding, beginning of period	14,488	$20	18,543	$18	16,312	$19	20,037	$18
Granted	—	$—	40	$20	—	$—	294	$16
Exercised	(19)	$4	(1,141)	$10	(315)	$8	(2,149)	$10
Cancelled or expired	(1,191)	$24	(125)	$22	(2,719)	$23	(865)	$22
Options outstanding, end of period	13,278	$19	17,317	$19	13,278	$19	17,317	$19
Options exercisable, end of period	10,894	$19	11,754	$20	10,894	$19	11,754	$20

The total pretax intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was $0.1 million and $11.2 million. The tax benefit realized for the tax deduction from options exercised during the three months ended December 31, 2011 was immaterial.  The tax benefit realized for the three months ended December 31, 2010 was $3.8 million. The total pretax intrinsic value of options exercised during the nine months ended December 31, 2011 and 2010 was $0.8 million and $17.9 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.2 million and $5.7 million. The total fair value of options vested as of December 31, 2011 and 2010 was $75.4 million and $76.9 million.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values. There were no stock options granted in the three and nine months ended December 31, 2011.

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Dividend yield	0%	0%	n/a	0%	0%	0%	n/a	0%
Expected life	6 months	6 months	n/a	4.0 years	6 months	6 months	n/a	4.0 years
Expected volatility	44%	36%	n/a	48%	39%	35%	n/a	48%
Risk-free interest rate	0.17%	0.17%	n/a	1.22%	0.17%	0.16%	n/a	1.57%

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

The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates. There were no stock options granted in the three and nine months ended December 31, 2011.

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Purchase Plans		Stock Options		Purchase Plans		Stock Options

Weighted average grant-date fair value of options granted	$2.55	$3.96	n/a	$7.81	$3.60	$4.07	n/a	$6.11
Expected forfeitures	0%	0%	n/a	9%	0%	0%	n/a	9%

A summary of the Company’s time- and performance-based RSU activity for the three and nine months ended December 31, 2011 and 2010 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
		Grant Date		Grant Date		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value	Number	Fair Value	Number	Fair Value

RSUs outstanding, beginning of period	2,699	$18	378	$16	2,370	$21	513	$18
Granted	540	$8	1,935	$22	1,673	$11	2,010	$22
Vested	(254)	$20	(6)	$14	(371)	$19	(124)	$16
Cancelled or expired	(48)	$21	(17)	$19	(735)	$20	(109)	$25
RSUs outstanding, end of period	2,937	$16	2,290	$21	2,937	$16	2,290	$21

The total pretax intrinsic value (fair value) of RSUs vested during the three months ended December 31, 2011 was $2.0 million. The total pretax intrinsic value (fair value) of RSUs vested during the three months ended December 31, 2010 was immaterial. The tax benefit realized for the tax deduction from RSUs vested during the three months ended December 31, 2011 was $0.7 million. The tax benefit realized for the three months ended December 31, 2010 was immaterial. The total pretax intrinsic value (fair value) of RSUs vested during the nine months ended December 31, 2011 and 2010 was $3.3 million and $1.6 million and the tax benefit realized for the tax deduction from RSUs vested during these periods was $0.8 million and $0.2 million.

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

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended December 31, 2011 and 2010 were $2.5 million and $2.3 million.  During the nine months ended December 31, 2011 and 2010, the charges to expense for these plans were $8.1 million and $6.3 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and nine months ended December 31, 2011 and 2010 was as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Service cost	$1,520	$1,130	$4,752	$3,230
Interest cost	531	449	1,668	1,276
Expected return on plan assets	(277)	(471)	(930)	(1,330)
Amortization of net transition obligation and prior service cost	38	38	117	111
Recognized net actuarial loss	210	97	669	276
Net periodic benefit cost	$2,022	$1,243	$6,276	$3,563

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2011 and 2010 was $22.1 million and $12.4 million based on effective income tax rates of 28.5% and 16.0% of pre-tax income. For the nine months ended December 31, 2011 and 2010, the income tax provision was $17.4 million and $15.8 million based on effective income tax rates of 28.7% and 11.2% of pre-tax income. The change in the effective income tax rate for the three months ended December 31, 2011 compared with the three months ended December 31, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the nine months ended December 31, 2011 compared with the nine months ended December 31, 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and discrete tax benefits of $7.2 million in the nine months ended December 31, 2010 from the closure of income tax audits in certain jurisdictions.

The U.S. federal research tax credit has expired as of December 31, 2011.  The income tax expense for the nine months ended December 31, 2011 reflected a $1.3 million tax benefit for research tax credits.

As of December 31 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $147.0 million and $138.1 million, of which $127.8 million and $118.2 million would affect the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2011, accrued interest and penalties related to uncertain tax positions decreased to $7.9 million from $8.0 million as of March 31, 2011.

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

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

Note 6 — Balance Sheet Components

The following table provides the components of certain balance sheet asset amounts as of December 31 and March 31, 2011 (in thousands):

	December 31, 2011	March 31, 2011
Accounts receivable:
Accounts receivable	$513,866	$435,331
Allowance for doubtful accounts	(3,060)	(4,086)
Allowance for returns	(23,955)	(29,666)
Cooperative marketing arrangements	(30,564)	(28,669)
Customer incentive programs	(62,245)	(52,358)
Pricing programs	(75,364)	(62,258)
	$318,678	$258,294
Inventories:
Raw materials	$36,989	$37,126
Work-in-process	4	3
Finished goods	258,756	243,685
	$295,749	$280,814
Other current assets:
Tax and VAT refund receivables	$24,451	$17,810
Deferred taxes	28,018	27,018
Prepaid expenses and other	21,029	14,519
	$73,498	$59,347
Property, plant and equipment:
Plant, buildings and improvements	$54,182	$52,681
Equipment	149,782	137,248
Computer equipment	63,344	60,344
Computer software	83,594	85,338
	350,902	335,611
Less: accumulated depreciation	(285,110)	(260,283)
	65,792	75,328
Construction-in-progress	9,462	5,974
Land	2,801	2,858
	$78,055	$84,160
Other assets:
Deferred taxes	$59,738	$55,897
Trading investments	13,664	13,113
Deposits and other	8,122	10,200
	$81,524	$79,210

The following table provides the components of certain balance sheet liability amounts as of December 31 and March 31, 2011 (in thousands):

	December 31, 2011	March 31, 2011
Accrued liabilities:
Accrued personnel expenses	$60,152	$50,552
Accrued marketing expenses	42,854	32,599
Deferred revenue	17,890	15,859
Accrued freight and duty	13,280	12,497
Accrued royalties	9,404	5,144
Warranty accrual	5,363	4,970
Non-retirement post-employment benefit obligations	4,521	3,563
Income taxes payable - current	5,396	2,569
Other accrued liabilities	54,232	44,807
	$213,092	$172,560
Long-term liabilities:
Income taxes payable - non-current	$141,023	$131,968
Obligation for deferred compensation	13,706	13,076
Defined benefit pension plan liability	25,909	26,645
Other long-term liabilities	15,318	14,146
	$195,956	$185,835

Inventories are stated at the lower of cost or market. Inventory as of December 31, 2011 includes an adjustment of $8.8 million to reflect the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand. In the three months ended June 30, 2011, a valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the retail price of Logitech Revue from $249 to $99. The decrease in the adjustment from June 30 to December 31, 2011 resulted from sales of Logitech Revue which occurred in the six months ended December 31, 2011.

The following table presents the changes in the allowance for doubtful accounts during the three and nine months ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Allowance for doubtful accounts, March 31	$(4,086)	$(5,870)
Bad debt expense (increases) decreases	401	(422)
Write-offs net of recoveries	(351)	597
Allowance for doubtful accounts, June 30	$(4,036)	$(5,695)
Bad debt expense (increases) decreases	(355)	140
Write-offs net of recoveries	665	1,621
Allowance for doubtful accounts, September 30	$(3,726)	$(3,934)
Bad debt expense (increases) decreases	267	(1)
Write-offs net of recoveries	399	233
Allowance for doubtful accounts, December 31	$(3,060)	$(3,702)

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2011			March 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$523,333	$—	$—	$477,931	$—	$—
Trading investments	13,664	—	—	13,113
Available-for-sale securities	—	—	1,195	—	—	1,695
Foreign exchange derivative assets	—	1,257	—	—	566	—
Total assets at fair value	$536,997	$1,257	$1,195	$491,044	$566	$1,695

Foreign exchange derivative liabilities	$—	$858	$—	$—	$1,881	$—
Total liabilities at fair value	$—	$858	$—	$—	$1,881	$—

The Company reclassified its foreign exchange derivative assets and liabilities from Level 1 of the fair value hierarchy to Level 2 during the quarter ended December 31, 2011, to reflect the inputs used to measure fair value as observable inputs other than quoted market prices.

The following table presents the changes in the Company’s Level 3 financial assets during the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Available-for-sale securities, beginning balance	$1,695	$994	$1,695	$994
Proceeds from sales of securities	$(6,550)		$(6,550)
Realized gain on sales of securities	6,050	—	6,050	—
Available-for-sale securities, ending balance	$1,195	$994	$1,195	$994

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

The marketable securities related to the deferred compensation plan are classified as non-current trading investments and do not have maturity dates. These securities are recorded at a fair value of $13.7 million and $13.1 million at December 31 and March 31, 2011, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading losses of $0.7 million are included in other income (expense), net for the nine months ended December 31, 2011and relate to trading securities held at December 31, 2011.

The auction rate securities are classified as non-current available-for-sale investments and have maturity dates in excess of 10 years. Interest rates on these securities were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. During the three months ended December 31, 2011, the Company sold two of the auction rate securities with a total carrying value of $0.5 million and a total par value of $10.0 million for $6.6 million. The gain of $6.1 million is recognized in other income (expense), net. Two of the remaining securities with a total par value of $22.2 million and estimated fair value of $0.4 million have experienced events of default. The Company does not expect to realize the proceeds, if any, from its remaining auction rate securities until a future auction of these securities is successful or a buyer is found outside of the auction process. The remaining auction rate securities have a par value and original cost of $37.5 million and $47.5 million at December 31 and March 31, 2011, and are recorded at an estimated fair value of $1.2 million and $1.7 million at December 31 and March 31, 2011. The estimated fair value was determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy. Management estimates the fair value of the auction rate securities held as of December 31, 2011 is the same as the fair value estimated as of March 31, 2011. Declines in fair value of the auction rate securities are deemed other-than-temporary and are included in other income (expense), net. Increases in fair value are considered temporary and are included in accumulated other comprehensive loss.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on the Balance Sheet as of December 31 and March 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,	March 31,		December 31,	March 31,
	Location	2011	2011	Location	2011	2011

Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$1,257	$—	Other liabilities	$—	$1,763
		1,257	—		—	1,763

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	—	486	Other liabilities	729	—
Foreign Exchange Swap Contracts	Other assets	—	80	Other liabilities	129	118
		—	566		858	118
		$1,257	$566		$858	$1,881

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended December 31, 2011 and 2010 and their locations on its Financial Statements (in thousands):

			Location of gain (loss)	Amount of gain (loss)
	Net amount of gain (loss)		reclassified from	reclassified from
	deferred as a component of		accumulated other	accumulated other		Location of gain (loss)	Amount of gain (loss)
	accumulated other		comprehensive loss	comprehensive loss		recognized in income	recognized in income
	comprehensive loss		into income	into income		immediately	immediately
	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments:
Cash Flow Hedges	$(1,411)	$6,113	Cost of goods sold	$(1,672)	$5,283	Other income/expense	$21	$(70)
	(1,411)	6,113		(1,672)	5,283		21	(70)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—	—		—	—	Other income/expense	(1,535)	103
Foreign Exchange Swap Contracts	—	—		—	—	Other income/expense	227	(425)
	—	—		—	—		(1,308)	(322)
	$(1,411)	$6,113		$(1,672)	$5,283		$(1,287)	$(392)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the nine months ended December 31, 2011 and 2010 and their locations on its Financial Statements (in thousands):

			Location of gain (loss)	Amount of gain (loss)
	Net amount of gain (loss)		reclassified from	reclassified from
	deferred as a component of		accumulated other	accumulated other		Location of gain (loss)	Amount of gain (loss)
	accumulated other		comprehensive loss	comprehensive loss		recognized in income	recognized in income
	comprehensive loss		into income	into income		immediately	immediately
	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments:
Cash Flow Hedges	$6,489	$(3,913)	Cost of goods sold	$2,345	$3,364	Other income/expense	$(237)	$17
	6,489	(3,913)		2,345	3,364		(237)	17

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—	—		—	—	Other income/expense	(1,341)	228
Foreign Exchange Swap Contracts	—	—		—	—	Other income/expense	(393)	(2,676)
	—	—		—	—		(1,734)	(2,448)
	$6,489	$(3,913)		$2,345	$3,364		$(1,971)	$(2,431)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains or losses were immaterial during the three and nine months ended December 31, 2011 and 2010. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases at December 31, 2011 and 2010 were $54.9 million (€42.4 million) and $59.9 million (€45.1 million). The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2011 and 2010 relating to foreign currency receivables or payables were $28.7 million and $11.0 million. Open forward contracts as of December 31, 2011 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2011 and 2010 were $37.3 million and $19.7 million. Swap contracts outstanding at December 31, 2011 consisted of contracts in Canadian dollars, Taiwanese dollars, Mexican pesos and Japanese yen.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. During the three months ended December 31, 2011, the Company reclassified its foreign exchange derivative assets and liabilities from Level 1 of the fair value hierarchy to Level 2, to reflect the inputs used to measure fair value as observable inputs other than quoted market prices.

Note 8 — Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2011 (in thousands):

December 31, 2011

Goodwill, March 31, 2011	$547,184
Additions	14,415
Reductions	(1,493)
Goodwill, December 31, 2011	$560,106

Our acquisition of Mirial S.r.l. on July 18, 2011 added $14.4 million to goodwill. The impact of foreign exchange rates reduced goodwill by $1.5 million. Mirial’s business has been fully integrated into the Company’s LifeSize division, and discrete financial information for Mirial is not maintained. Accordingly, the acquired goodwill related to Mirial is evaluated for impairment at the video conferencing reporting unit level.

The Company performs its annual goodwill impairment test of each reporting unit during its fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. The Company’s reporting units consist of peripherals and video conferencing. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using a discounted cash flow model, which considers estimates of projected future operating results and cash flows, discounted at an estimated after-tax weighted-average cost of capital. In addition, market-based valuation techniques are used to test the reasonableness of the value indicated by the discounted cash flow model. In the market-based valuation technique, the implied premium of the aggregate fair value over the market capitalization is considered attributable to an acquisition control premium, which is the price in excess of a stock’s market price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market-based valuation techniques require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

Management performed a goodwill impairment analysis of each of its reporting units in the quarter ended December 31, 2011. The carrying value of goodwill attributable to the peripherals and video conferencing reporting units was $220.9 million and $339.2 million as of December 31, 2011. Management determined that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 30% of the carrying value, and the fair value of our video conferencing reporting unit exceed the carrying value of the reporting unit by more than 80% of the carrying value. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill, as well as other long-lived assets. Further adverse changes in the Company’s expected operating results, market capitalization, business climate, or other negative events could result in a non-cash impairment charge in the future.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2011			March 31, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,073	$(25,368)	$6,705	$31,907	$(23,290)	$8,617
Technology	91,833	(58,621)	33,212	88,068	(45,686)	42,382
Customer contracts	39,882	(20,056)	19,826	38,537	(14,920)	23,617
	$163,788	$(104,045)	$59,743	$158,512	$(83,896)	$74,616

During the nine months ended December 31, 2011, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Mirial.

For the three months ended December 31, 2011 and 2010, amortization expense for other intangible assets was $6.7 million and $7.2 million. For the nine months ended December 31, 2011 and 2010, amortization expense for other intangible assets was $20.2 million and $21.2 million. The Company expects that amortization expense for the three-month period ending March 31, 2012 will be $6.7 million, and annual amortization expense for fiscal years 2013, 2014 and 2015 will be $24.4 million, $18.2 million, and $9.1 million, and $1.3 million thereafter.

Note 9 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150 million in additional commitments, for a total of $400 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at December 31, 2011.

The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. Borrowings under the credit facility will accrue interest at a per annum rate based on LIBOR (London Interbank Offered Rate), or EURIBOR (Euro Interbank Offered Rate) in the case of loans denominated in euros, plus a variable margin determined quarterly based on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization for the preceding four-quarter period, plus, if applicable, an additional rate per annum intended to compensate the lenders for the cost of compliance with regulatory reserve requirements and other banking regulations. The Company also pays a quarterly commitment fee of 40% of the applicable margin on the available commitment. In connection with entering into the credit facility, the Company incurred non-recurring fees totaling $1.5 million, which are amortized on a straight-line basis over the term of the credit facility.

The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of December 31, 2011, the Company was in compliance with all covenants and conditions.

Upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

The Company had several uncommitted, unsecured bank lines of credit aggregating $82.3 million at December 31, 2011. There are no financial covenants under these lines of credit with which the Company must comply. At December 31, 2011, the Company had no outstanding borrowings under these lines of credit.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Total future minimum annual rentals under non-cancelable operating leases at December 31, 2011 amounted to $93.1 million. The increase in future minimum annual rentals as of December 31, 2011 compared with March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Asset retirement obligations, beginning of period	$1,679	$1,472	$1,636	$1,374
Liabilities incurred	27	107	65	273
Liabilities settled	(27)	—	(53)	(121)
Accretion expense	17	17	56	50
Foreign currency translation	(25)	1	(33)	21
Asset retirement obligations, end of period	$1,671	$1,597	$1,671	$1,597

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Warranty liability, beginning of period	$4,832	$3,878	$4,970	$3,002
Provision for warranties issued during the period	5,218	4,853	14,630	14,930
Settlements made during the period	(4,687)	(3,744)	(14,237)	(12,945)
Warranty liability, end of period	$5,363	$4,987	$5,363	$4,987

Purchase Commitments

At December 31, 2011, the Company had the following outstanding purchase commitments:

December 31, 2011

Inventory purchases	$106,267
Operating expenses	54,807
Capital expenditures	21,901
Total purchase commitments	$182,975

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by March 2012. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for tooling, computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At December 31, 2011, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under four guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining two guarantees have a combined total limit of $7.2 million. As of December 31, 2011, $2.8 million of guaranteed purchase obligations were outstanding under these guarantees.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $83.1 million as of December 31, 2011. As of December 31, 2011, $15.5 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2011. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants. On November 3, 2011, the Company filed a counter suit against UEI for infringement of five patents by various UEI products, for UEI’s abuse of the legal process in suing the Company on three expired patents, and for unfair competition.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims lack merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of December 31, 2011 were not material.

Note 11 — Shareholders’ Equity

Share Repurchases

During the three and nine months ended December 31, 2011 and 2010, the Company had the following approved share buyback program in place (in thousands):

	Approved
Date of	Buyback			Amount
Announcement	Amount	Expiration Date	Completion Date	Remaining

September 2008	$250,000	August 2013	—	$177,030

During the three and nine months ended December 31, 2011 and 2010, the Company repurchased shares under this program as follows (in thousands):

	Three months ended December 31,				Nine months ended December 31,
Date of	2011		2010		2011		2010
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

September 2008	—	$—	—	$—	7,609	$73,134	—	$—
	—	$—	—	$—	7,609	$73,134	—	$—

During the three months ended December 31, 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the approved share buyback program to enable future repurchases of shares for cancellation.  Subsequent to December 31, 2011, the Company repurchased 2.3 million shares at a cost of $16.7 million under the amended buyback program.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2011	March 31, 2011

Cumulative translation adjustment	$(69,318)	$(58,641)
Pension liability adjustments, net of tax of $759 and $759	(16,867)	(18,073)
Unrealized gain on investments	1,100	1,168
Net deferred hedging gains (losses)	3,517	(2,972)
	$(81,568)	$(78,518)

Note 12 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Retail - Pointing Devices	$191,491	$186,507	$471,938	$472,224
Retail - Keyboards & Desktops	135,484	113,143	339,405	282,931
Retail - Audio	158,429	155,238	370,809	370,848
Retail - Video	58,306	77,445	165,574	193,294
Retail - Gaming	40,582	46,302	92,311	81,537
Retail - Digital Home	46,581	79,757	87,348	141,144
OEM	45,527	59,563	144,966	178,749
Peripherals	676,400	717,955	1,672,351	1,720,727
Video Conferencing	38,196	36,099	111,890	94,541
Total net sales	$714,596	$754,054	$1,784,241	$1,815,268

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales by operating segment
Peripherals	$676,400	$717,955	$1,672,351	$1,720,727
Video Conferencing	38,196	36,099	111,890	94,541
Total net sales	$714,596	$754,054	$1,784,241	$1,815,268

Operating income by segment
Peripherals	$83,949	$89,991	$95,702	$185,002
Video Conferencing	(592)	443	(3,873)	(843)
All other	(13,580)	(14,394)	(43,589)	(45,141)
Total operating income	$69,777	$76,040	$48,240	$139,018

Depreciation and amortization by segment
Peripherals	$11,980	$14,204	$40,194	$41,340
Video Conferencing	5,281	5,256	15,216	15,490
Total depreciation and amortization	$17,261	$19,460	$55,410	$56,830

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Americas	$286,661	$318,189	$745,473	$780,256
EMEA	291,089	309,937	642,355	691,832
Asia Pacific	136,846	125,928	396,413	343,180
Total net sales	$714,596	$754,054	$1,784,241	$1,815,268

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 32% of the Company’s total consolidated net sales for the three months ended December 31, 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the three months ended December 31, 2011. For the nine months ended December 31, 2011, the United States represented 35% of the Company’s total consolidated net sales. No other single country represented more than 10% of the Company’s total consolidated net sales for the nine months ended December 31, 2011. For the three months ended December 31, 2010, the United States represented 35% and Germany represented 11% of the Company’s total consolidated net sales. The United States represented 35% of the Company’s total consolidated net sales for the nine months ended December 31, 2010. Net sales to customers in other individual countries did not represent more than 10%, by country, of total consolidated net sales in the three and nine months ended December 31, 2010.

One customer group represented 12% and 14% of net sales in the three months ended December 31, 2011 and 2010, and 13% of net sales in the nine months ended December 31, 2011 and 2010.

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2011	March 31, 2011

Americas	$32,344	$34,587
EMEA	8,920	9,774
Asia Pacific	42,158	45,272
Total long-lived assets	$83,422	$89,633

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at December 31 and March 31, 2011.

Note 13 — Acquisitions

On July 18, 2011, the Company acquired all of the outstanding shares of Mirial S.r.l., a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In addition, Logitech incurred $0.4 million in transaction costs, which are included in operating expenses. Mirial has been integrated into the LifeSize division, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Mirial were as follows (in thousands):

	July 18, 2011	Estimated Life

Tangible assets acquired	$3,332
Intangible assets acquired
Existing technology	4,200	5 years
Customer relationships and other	1,500	3 years
Trademark/trade name	200	4 years
Goodwill	14,415	—
	23,647
Liabilities assumed	(1,358)
Deferred tax liability, net	(2,068)
Total consideration	$20,221

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of  investment prioritization decisions, product offerings, sales and marketing initiatives, trends in consumer demand affecting our products and markets, our current or future revenue mix among our lower- and higher-margin products and our geographic sales mix, our competitive position and the effect of pricing, product, marketing and other initiatives by our competitors, the impact of changes in business and economic conditions in our sales regions or operating segments, significant fluctuations in currency exchange rates, and the impact of new product introductions and product innovation on future performance or anticipated costs and expenses. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2012 and our fiscal year 2011 Form 10-K, which was filed on May 27, 2011, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases, headsets, wireless speakers and speaker stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems for a home or small business. Our digital music products include speakers, earphones, custom in-ear monitors and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our global marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia).  In addition, we recently established an organization focused on developing and selling products for enterprise markets, including peripherals for unified communications applications. This group combines product management and sales personnel for enterprise products, including our OEM (original equipment manufacturer) sales team, into one organization.

We sell our peripheral products to a network of distributors and resellers and to OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 86% of our net sales for the nine months ended December 31, 2011 and 85% of our net sales for the fiscal year ended March 31, 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 8% and 9% of our net sales for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales for the nine months ended December 31, 2011 and for the fiscal year ended March 31, 2011.

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

We are developing new categories of products, such as tablet accessories, expanding in emerging retail markets, such as China, Russia, India and Latin America, and entering new product arenas, such as hosted video conferencing as a service, and peripherals and services for UC (unified communications). As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

As we address the current and future market challenges we face, we plan to continue to examine our current product portfolio and roadmap to align our resources, prioritize our investments, fill product gaps, and introduce more innovative, differentiated products. Although we primarily broaden our product lines organically, we also seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction.

We continually evaluate our product offerings and our strategic direction in light of changing consumer trends and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the nine months ended December 31, 2011 of $1.8 billion were slightly less than our total net sales for the nine months ended December 31, 2010. Retail sales decreased 1% and units sold increased 4%, while OEM sales and units decreased 19% and 15% for the nine month period ended December 31, 2011 compared with 2010. LifeSize sales increased 18% during the nine months ended December 31, 2011 compared with 2010. Retail sales in our Americas region decreased 5% in the nine month period, due to the inclusion of Google TV sales in the comparable 2010 period and weak performance in the digital home, video and pointing devices categories. Unfavorable economic conditions in Western Europe and product gaps in our video and remotes product categories led to the decrease in EMEA retail sales of 6% in the nine months ended December 31, 2011 compared with 2010. Retail sales in our Asia Pacific region increased 21% in the nine month period ended December 31, 2011 compared with 2010, driven by a 61% increase in sales in China. If foreign currency exchange rates had been the same in nine months ended December 31, 2011 and 2010, the percentage changes in our constant dollar retail sales would have been a decrease of 4% in the Americas, a decrease of 10% in EMEA, and an increase of 17% in Asia Pacific.

The Keyboards and Desktops product category was our best-performing retail product category during the nine months ended December 31, 2011, with sales increasing 20% over the same period in 2010 The sales increase was driven by cordless keyboards and our tablet accessories product line. Retail gaming sales also increased by 13% in the nine months ended December 31, 2011 compared with 2010, based on PC gaming sales. Our weakest performing product categories in the nine months ended December 31, 2011 were Digital Home and Video, with sales declining 38% and 14%. Sales of Harmony remotes declined 37% in the nine month period, with the decline occurring in the high-end and mid-range price bands. Sales in the webcam product line continue to be negatively impacted by the combination of market trends towards embedded webcams, and gaps in our product portfolio.

Our gross margin for the nine months ended December 31, 2011 was 32.7% compared with 36.2% in the nine months ended December 31, 2010. The decline in gross margin was primarily due to the $34.1 million valuation adjustment during the quarter ended June 30, 2011, reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers, and a shift in product mix to lower-margin retail products, offset by increased LifeSize sales. Operating expenses increased 3% in the nine months ended December 31, 2011, primarily due to investments in our LifeSize division. Net income for the nine months ended December 31, 2011 was $43.2 million, compared with $125.7 million for the nine months ended December 31, 2010.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs have rapidly changed the market and usage models for PC peripherals. Consumer demand for PCs is slowing in our traditional, mature markets such as North America, Western and Nordic Europe, Japan, Australia, and New Zealand, and we believe sales of our PC peripherals in mature markets will decline in fiscal year 2012 and potentially beyond. We also believe our future sales growth will be significantly impacted by our ability to innovate in our core peripherals business, grow sales in emerging markets, increase our sales of products for enterprises, grow our LifeSize video conferencing division, and develop sales and innovations for our emerging product categories, such as our products for tablets, digital music, and the digital home.

We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China. We are also expanding our presence and our sales in Russia, India and Latin America. We believe these markets offer high potential for us, but growing and conducting business in these markets will continue to require significant investment and management focus, and our return on investment is not certain due to, among other things, the challenges presented by potentially entrenched local competition, generally lower-margin sales, higher credit risks, and cultural differences that affect consumer trends in ways which may be substantially different from our current major markets.

We also believe there are opportunities to sell products to consumers to help make their tablets and other mobile devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still unproven.

We are focusing more of our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base, and that this consumerization of information technology has made the business market open to embracing consumer technology and design. While our LifeSize division has extensive experience in developing and selling products for enterprises, we are still in the early stages of our LFB (Logitech For Business) efforts for our productivity peripherals and related services, and growing our enterprise business will continue to require investment in creation of business-specific products, targeted product marketing, and sales channel development.

Our LifeSize video conferencing segment represented 6% of our net sales for the nine months ended December 31, 2011 and for the fiscal year ended March 31, 2011. While we expect sales from the LifeSize division to continue to grow faster than our overall sales, we also expect the division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth.

Sales of retail video products represented 11% of our total retail sales in the nine months ended December 31, 2011 and 13% of our total retail sales in the year ended March 31, 2011. The long-term growth potential for consumer webcams is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers as the quality of embedded webcams improves.

In the digital home category, our sales of Harmony remote controls have declined significantly. We believe the disappointing sales results for Harmony in the last year reflect the aging of our Harmony products at the mid- and high-level price points as we previously directed significant digital home engineering and marketing resources towards our products for Google TV, which were less successful than we had expected.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 8% and 9% of total revenues during the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Our balance sheet includes goodwill of $220.9 million related to various past acquisitions which are part of our peripherals reporting unit, and $339.2 million related to our video conferencing reporting unit. We perform our annual goodwill impairment test of each reporting unit during our fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include, among other key factors described in our Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. Management performed a goodwill impairment analysis, as described in Note 8 to our consolidated financial statements, of each of our reporting units in the quarter ended December 31, 2011, and determined that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 30% of the carrying value, and the fair value of our video conferencing reporting unit exceed the carrying value of the reporting unit by more than 80% of the carrying value. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Further adverse changes in the Company’s expected operating results, market capitalization, business climate, or other negative events could result in a non-cash impairment charge in the future.

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

Although our financial results are reported in U.S. dollars, approximately 44% of our sales for the nine months ended December 31, 2011 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi and Canadian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, euros, Swiss francs, Chinese renminbi and, to a lesser extent, 25 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase.

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

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the nine months ended December 31, 2011 and 2010, the income tax provision was $17.4 million and $15.8 million based on effective income tax rates of 28.7% and 11.2% of pre-tax income. The change in the effective income tax rate for the nine months ended December 31, 2011 compared with the nine months ended December 31, 2010 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the nine months ended December 31, 2010 from the closure of income tax audits in certain jurisdictions. The Company is under examination in various tax jurisdictions. The Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

There have been no significant changes during the nine months ended December 31, 2011 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 in the fourth quarter of fiscal year 2012. The Company is evaluating the impact of adopting ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 and ASU 2011-12 in the first quarter of fiscal year 2013. The Company does not believe adoption of ASU 2011-05 and ASU 2011-12 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of ASU 2011-08 is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Retail	$630,873	$658,392	(4)%	$1,527,385	$1,541,978	(1)%
OEM	45,527	59,563	(24)%	144,966	178,749	(19)%
LifeSize	38,196	36,099	6%	111,890	94,541	18%
Total net sales	$714,596	$754,054	(5)%	$1,784,241	$1,815,268	(2)%

Our total net sales were lower in the three and nine months ended December 31, 2011 compared with the same periods in 2010 due to retail sales declines in our Americas and EMEA regions combined with lower OEM sales. Retail sales in our Asia Pacific region showed strong growth in both the three and nine month periods compared with the previous year, primarily due to sales in China. Sales of our LifeSize division also grew in these periods compared with 2010.

The following table presents the approximate percentage of the Company’s total net sales that were denominated in currencies other than the U.S. dollar in the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Currencies other than USD	47%	46%	44%	43%

If foreign currency exchange rates had been the same in three and nine months ended December 31, 2011 and 2010, the percentage change in our constant dollar net sales would have been:

	Three months ended	Nine months ended
	December 31, 2011	December 31, 2011

Retail	(4)%	(3)%
OEM	(24)%	(20)%
LifeSize	6%	18%
Total net sales	(5)%	(4)%

Retail units sold increased 8% in the three months and 4% in the nine months ended December 31, 2011 compared with the three and nine months ended December 31, 2010. Our overall retail average selling price was down 11% in the three months ended December 31, 2011 compared with 2010, and decreased 2% in the nine months ended December 31, 2011 compared with 2010. Sales of our retail products priced above $100 represented approximately 16% and 15% of total retail sales in the three and nine months ended December 31, 2011, compared with approximately 24% and 19% in the three and nine months ended December 31, 2010. Products priced below $40 represented approximately 53% of retail sales in the three months ended December 31, 2011 compared with 46% in the three months ended

December 31, 2010. The percentage of retail sales for products priced below $40 was approximately the same in the nine months ended December 31, 2011 and 2010.

Units sold to OEM customers declined 18% and 15% during the three and nine months ended December 31, 2011 compared with the same periods in the previous fiscal year, primarily due to decreased sales of microphones for console singing games, which declined 99% and 97% in the three and nine months ended December 31, 2011 compared with 2010. Console microphone sales are opportunistic and continue to be subject to significant variation from quarter-to-quarter and year-to-year. Sales of OEM keyboards and desktops increased 2% in dollars during the three months and decreased 17% in dollars during the nine months ended December 31, 2011 compared with the prior year. Keyboard and desktop units sold were flat for the three months ended December 31, 2011 compared with 2010, and increased 5% during the nine months compared with the previous year. Sales of mice to our OEM customers decreased 5% in the three and nine month periods ended December 31, 2011 compared with 2010, and units sold decreased 8% and 7% in the three and nine month periods.

LifeSize net sales represent sales of video conferencing units and related software and services. Sales increased 6% and 18% in the three and nine months ended December 31, 2011 compared with the three and nine months ended December 31, 2010. We believe that customer concerns about potentially deteriorating economic conditions led to longer sales cycles in the U.S., which is LifeSize’s largest market.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and nine months ended December 31, 2011 compared with the three and nine months ended December 31, 2010.

	Three months ended December 31, 2011			Nine months ended December 31, 2011
	Change in		Change in	Change in		Change in
	Retail Units	Change in	Constant Dollar	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales	Sold	Retail Sales	Retail Sales

Americas	3%	(10)%	(8)%	(1)%	(5)%	(4)%
EMEA	1%	(5)%	(5)%	(3)%	(6)%	(10)%
Asia Pacific	29%	13%	11%	27%	21%	17%
Total retail sales	8%	(4)%	(4)%	4%	(1)%	(3)%

The decline in retail sales in the Americas region for the three months ended December 31, 2011 compared with 2010 was primarily due to weak performance in the digital home, video, and gaming categories, combined with essentially flat sales in pointing devices and audio. Keyboards and desktops performed well, with a double digit percentage increase in retail sales over 2010. Sales in the digital home category declined primarily due to lower sales of Logitech Revue for Google TV, which declined by $15.4 million compared with the three months ended December 31, 2010, reflecting our decision to lower the retail price of the product and not produce any more units. Retail sales of Harmony remotes in the Americas region also declined in the three months ended December 31, 2011, primarily due to product gaps in the high end of the product line, only partially offset by strong demand in the mid-range and low-end price bands, as reflected in a 17% increase in total unit sales of remotes. The substantial decline in video sales in the quarter reflects a product portfolio that does not currently offer consumers a compelling alternative to embedded webcams. For all product categories except video and gaming, unit sales increased in the Americas region during the three months ended December 31, 2011 compared with 2010. For the nine months ended December 31, 2011 compared with 2010, sales of keyboards and desktops increased and sales of all other product categories declined. The largest sales declines were in the digital home and video categories. Retail sell-through in the Americas region decreased 3% during the three months and increased 6% during the nine months ended December 31, 2011 compared with 2010.

Retail sales in the EMEA region have declined over the three and nine months ended December 31, 2011, due to weak economic conditions across much of Western Europe, particularly in the mature markets of Southern Europe such as Italy and Spain, where the economic environment was particularly challenging. We achieved strong growth in the three and nine month periods in emerging markets, particularly in Russia. In addition, the strengthening of the U.S. dollar partially offset the constant dollar sales decline for the nine month period. In the three months ended December 31, 2011, all product categories decreased in sales except for keyboards and desktops, with the largest declines in the video and digital home product categories. The largest retail sales declines in the nine month period occurred in the digital home, video and pointing devices product categories, partially offset by increases in sales of gaming products and keyboards and desktops. Management believes we have achieved significant operational improvements during the quarter ended December 31, 2011 to address the EMEA-specific pricing and channel management issues we experienced in the fourth quarter of fiscal year 2011. Retail sell-through decreased 2% in the three months and increased 1% in the nine months ended December 31, 2011 compared with the same periods in the previous fiscal year.

Asia Pacific region’s retail sales grew during the three and nine months ended December 31, 2011 compared with 2010, driven primarily by sales in China, which increased 45% in the three month period and 61% in the nine month period compared with the prior year. In the Asia Pacific region as a whole, we achieved growth in the product categories of pointing devices, keyboards and desktops, and audio during the three months ended December 31, 2011 compared with 2010. For the nine month period, all product categories except digital home increased over the same period in the previous year, with the strongest growth in keyboards and desktops, and pointing devices. Retail sell-through increased 9% in the three months and 17% in the nine months ended December 31, 2011 compared with 2010.

We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to indicate consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data and thus may not be an entirely accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

Net Retail Sales by Product Category

Net retail sales by product category during the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Retail - Pointing Devices	$191,491	$186,507	3%	$471,938	$472,224	0%
Retail - Keyboards & Desktops	135,484	113,143	20%	339,405	282,931	20%
Retail - Audio	158,429	155,238	2%	370,809	370,848	0%
Retail - Video	58,306	77,445	(25)%	165,574	193,294	(14)%
Retail - Gaming	40,582	46,302	(12)%	92,311	81,537	13%
Retail - Digital Home	46,581	79,757	(42)%	87,348	141,144	(38)%
Total net retail sales	$630,873	$658,392	(4)%	$1,527,385	$1,541,978	(1)%

Logitech’s Pointing Devices product category includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and tablet keyboards and keyboard cases. Audio includes speakers and headset products for the PC, the home, the tablet and other mobile entertainment platforms, and Squeezebox wireless music systems. Our video product category is comprised of PC webcams and Alert video security systems. Gaming includes console and PC gaming peripherals. The Digital Home product category combines our Harmony Remote controls and Logitech Revue with related peripherals. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

Retail unit sales of pointing devices increased 14% in the three months and 8% in the nine months ended December 31, 2011 compared with the same periods in 2010. Dollar sales of cordless mice increased 9% in the three month period and 6% in the nine month period compared with 2010, while units grew 29% and 21% in the same periods. The growth differential between dollar and unit sales reflects sales increases in the low end of the product line, and sales declines in high-end cordless mice for the three and nine months ended December 31, 2011, indicating product gaps in the high-end of the category, which we plan to address in the coming quarters. Dollar sales of corded mice decreased 5% and 11% in the three and nine months ended December 31, 2011 compared with the previous fiscal year. Unit sales of corded mice declined 1% and 5% in the three and nine months ended December 31, 2011 compared with 2010.

Retail Keyboards and Desktops

Retail unit sales of keyboards and desktops increased 11% and 10% during the three and nine months ended December 31, 2011 compared with 2010. Sales of cordless keyboards increased 85% in the three month period and nearly doubled in the nine month period compared with the same periods in the previous year.  The growth in cordless keyboard sales was led by the Wireless Solar Keyboard K750, the Wireless Touch Keyboard K400, and the Wireless Keyboard K360. Retail sales of desktops increased 3% and 5% in dollars during the three and nine months ended December 31, 2011 compared with 2010. Our new tablet accessories product line also made a significant contribution to sales growth in the keyboard and desktop product category during the three and nine month periods compared with 2010. Logitech tablet accessories include the Keyboard Case for iPad2, the Tablet Keyboard for iPad, and our newest addition, the Fold-Up Keyboard.

Retail Audio

Retail audio unit sales grew 5% in the three months, and were flat in the nine months ended December 31, 2011 compared with the same period in the previous year. Our Ultimate Ears line of products grew substantially in both units and dollars during the fiscal quarter and the nine month period. PC speaker sales increased 3% in the three and nine months ended December 31, 2011 compared with 2010, led by the Logitech Z906 THX-Certified 5.1 speaker system. We were pleased with the initial sales of the Logitech Mini Boombox, a compact Bluetooth sound system that we began shipping in the latter part of the third quarter. Sales of all digital music speakers decreased 1% in the three months ended December 31, 2011 and 3% in the nine month period, compared with the same periods in the previous year.

Retail Video

Retail unit sales in the Video category decreased 25% in the three months and 14% in the nine months ended December 31, 2011 compared with 2010. Sales of the Logitech Alert line of digital video security systems decreased 8% in the three month period ended December 31, 2011, but increased 76% in the nine month period compared with 2010. Logitech Alert was launched in August, 2010. Webcam sales declined 27% and 18% in dollars and 13% and 12% in units in the three and nine months ended December 31, 2011 compared with the same periods in 2010. Sales in the webcam product line continue to be negatively impacted by the combination of market trends and gaps in our product portfolio. The long-term growth potential for webcams is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We plan to enhance our product line-up by enabling experiences that cannot be easily achieved with an embedded webcam. For example, in January 2012 we introduced the Logitech HD Pro Webcam C920, the first webcam to offer 1080p video calling for connecting with friends using Skype.

Retail Gaming

Retail unit sales of our gaming peripherals decreased 8% and 5% in the three and nine months ended December 31, 2011 compared with the same period in 2010. PC gaming sales increased 7% in dollars and 10% in units in the three months ended December 31, 2011 compared with 2010, led by our G27 Racing Wheel. In the nine month period, PC gaming sales increased 26% in dollars and 3% in units. Console gaming sales declined 45% and 16% in dollars and decreased 57% and 40% in units in the three and nine months ended December 31, 2011 compared with 2010, due to lower sales of PC gaming steering wheels, particularly in the three months ended December 31, 2011.

Retail Digital Home

Retail unit sales in our digital home category, which includes Harmony remotes, Logitech Revue, and our Google TV peripherals, declined 15% during the quarter ended December 31, 2011 and 17% in the nine months ended December 31, 2011 compared with the same periods in the previous fiscal year. Sales of Harmony remotes decreased 30% and 37% in the three and nine month periods. Unit sales of Harmony remotes decreased 11% in the fiscal quarter and 22% in the nine months ended December 31, 2011 compared with the same periods in 2010. The sales decline in the remotes product line occurred in both the high-end and mid-range price bands. Sales in the low end of the remotes product line increased 51% in the three months and 9% in the nine months ended December 31, 2011 compared with 2010. Our success in the low-end of the remotes product line reflects the combination of our much stronger low-end offering and fewer products at higher price points that encourage consumers to upgrade. Management intends to strengthen the product line-up in the upcoming quarters. Sales of Logitech Revue and related peripherals declined 71% and 43% during the three and nine months ended December 31, 2011 compared with 2010, due to the impact of the price drop in our second fiscal quarter and our exit from the product line.

Gross Profit

Gross profit for the three and nine months ended December 31, 2011 and 2010 was as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Net sales	$714,596	$754,054	(5)%	$1,784,241	$1,815,268	(2)%
Cost of goods sold	455,922	482,881	(6)%	1,201,539	1,158,132	4%
Gross profit	$258,674	$271,173	(5)%	$582,702	$657,136	(11)%
Gross margin	36.2%	36.0%	1%	32.7%	36.2%	(10)%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Gross margin for the three months ended December 31, 2011 was slightly improved compared with the same period in 2010, primarily due to supply chain efficiencies related to freight costs.

The decline in gross margin for the nine months ended December 31, 2011 compared with the prior year primarily resulted from the lower gross margin for the three months ended June 30, 2011 due to the $34.1 million valuation adjustment to cost of goods sold to reflect the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. A shift in product mix to lower-margin retail products also contributed to the lower margin. These negative impacts were partially offset by increased LifeSize sales and the positive effect of foreign currency translation.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Marketing and selling	$116,313	$124,914	(7)%	$323,552	$313,803	3%
% of net sales	16%	17%		18%	17%
Research and development	41,911	38,955	8%	121,383	118,271	3%
% of net sales	6%	5%		7%	7%
General and administrative	30,673	31,264	(2)%	89,527	86,044	4%
% of net sales	4%	4%		5%	5%
Total operating expenses	$188,897	$195,133	(3)%	$534,462	$518,118	3%

The increase in total operating expenses for the nine months ended December 31, 2011 compared with 2010 was primarily due to investments in the growth of our LifeSize division.

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

Marketing and selling expenses decreased by 7% in the three months ended December 31, 2011 compared with the same period in the prior fiscal year primarily due to higher costs in 2010 for variable demand generation activities focused on Harmony remotes and Logitech Revue. The decrease was slightly offset by personnel additions in 2011, primarily in our LifeSize division.

Marketing and selling expenses increased by 3% in the nine months ended December 31, 2011 compared with 2010 due to additional sales and marketing headcount for LifeSize, LFB and Asia Pacific region, and increased infrastructure costs in support of the additional headcount. Legal and other expenses related to the settlement of a customer bankruptcy dispute also increased expenses in the nine months ended December 31, 2011. Offsetting these increases were the decreased promotional activities for Harmony remotes and Logitech Revue.

The impact of foreign currency exchange rates for the three months ended December 31, 2011 was not material but caused marketing and selling expenses to increase in the nine month period. If foreign currency exchange rates had been the same in the nine months ended December 31, 2011 and 2010, the percentage change in constant dollar marketing and selling expense would have been flat instead of a 3% increase.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

The increases in research and development expense for the three and nine months ended December 31, 2011 compared with 2010 were primarily due to personnel additions in our LifeSize division and LFB, and increased investments in product development for Pointing Devices, Audio and Digital Home. These increases were partially offset by cost containment efforts in consulting and outsourcing.

The impact of foreign currency exchange rates also caused research and development expenses to increase. If foreign currency exchange rates had been the same in the three months ended December 31, 2011 and 2010, the percentage increase in constant dollar research and development expense would have been 7% instead of 8%. If foreign currency exchange rates had been the same in the nine months ended December 31, 2011 and 2010, the percentage change in constant dollar research and development expense would have been a decrease of 1% instead of an increase of 3%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense decreased by 2% in the three months ended December 31, 2011 compared with 2010 primarily due to lower share-based compensation expense related to executive departures, and decreases in bonus expense resulting from lower net income.

General and administrative expense increased by 4% in the nine months ended December 31, 2011 compared with the same period last year. Expenses increased due to higher personnel-related expenses,  partially offset by lower share-based compensation and bonus expenses.

The impact of foreign currency exchange rates also caused general and administrative expenses to increase. If foreign currency exchange rates had been the same in the three months ended December 31, 2011 and 2010, the percentage decrease in constant dollar general and administrative expense would have been 3% instead of 2%. If foreign currency exchange rates had been the same in the nine months ended December 31, 2011 and 2010, general and administrative expense would have stayed constant instead of increasing by 4%.

Interest Income, Net

Interest income and expense for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Interest income	$1,020	$541	89%	$2,312	$1,714	35%
Interest expense	(103)	(2)	(5050)%	(104)	(19)	(447)%

Interest income, net	$917	$539	70%	$2,208	$1,695	30%

The changes in interest income for the three and nine months ended December 31, 2011 compared with the same period in the prior fiscal year resulted from higher interest rates, partially offset by lower invested balances.

Interest expense for the three and nine months ended December 31, 2011 represents commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income, Net

Other income and expense for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change %	2011	2010	Change %

Gain on sale of available-for-sale securities	$6,118	$—	100%	$6,118	$—	100%
Gain on sale of property and plant	—	—	0%	4,904	838	485%
Investment income (expense) related to deferred compensation plan	40	1,063	(96)%	(488)	887	(155)%
Foreign currency exchange gains (losses), net	32	(588)	105%	(681)	(1,649)	59%
Other, net	523	320	63%	288	721	(60)%

Other income, net	$6,713	$795	744%	$10,141	$797	1172%

During the three months ended December 31, 2011, the Company sold two of its available-for-sale securities with a total carrying value of $0.5 million and a total par value of $10.0 million for $6.6 million, resulting in a gain of $6.1 million.

The gain on sale of property and plant for the nine months ended December 31, 2011 relates to the sale of an unused manufacturing facility in China. The gain on sale of building in the same period in 2010 relates to the sale of our building in Romanel, Switzerland.

Investment income (expense) for the three and nine months ended December 31, 2011 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries. Investment income for the three and nine months ended December 31, 2010 represents changes in the cash surrender value of Company-owned life insurance contracts, related to the same management deferred compensation plan. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which are classified as trading investments.

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The increase from foreign currency exchange losses to foreign currency exchange gains in the three months ended December 31, 2011 and the decrease in foreign currency exchange losses in the nine months ended December 31, 2011 primarily resulted from gains on foreign exchange swap contracts.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2011	2010	Change	2011	2010	Change

Provision for income taxes	$22,074	$12,372	78%	$17,417	$15,826	10%
Effective income tax rate	28.5%	16.0%		28.7%	11.2%

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

The change in the effective income tax rate for the three months ended December 31, 2011 compared with the same period in 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The change in the effective income tax rate for the nine months ended December 31, 2011 compared with the same period in 2010 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in the nine months ended December 31, 2010 from the closure of income tax audits in certain jurisdictions.

The U.S. federal research tax credit has expired as of December 31, 2011.  The income tax expense for the nine months ended December 31, 2011 reflected a $1.3 million tax benefit for research tax credits.

As of December 31 and March 31, 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $147.0 million and $138.1 million, of which $127.8 million and $118.2 million would affect the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2011, accrued interest and penalties related to uncertain tax positions decreased to $7.9 million from $8.0 million as of March 31, 2011.

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

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At December 31, 2011, our working capital was $621.0 million, compared with $556.3 million at December 31, 2010. The increase in working capital over the prior year was due to higher cash balances.

During the nine months ended December 31, 2011, operating activities provided net cash of $154.2 million. Our largest sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization, inventory valuation adjustment and share-based compensation expense, and increased liability balances compared with March 31, 2011. These sources of operating cash flows were offset by increases in accounts receivable, inventory and other assets compared with March 31, 2011. Net cash used in investing activities was $38.8 million. We invested $31.4 million in capital expenditures for tooling, computer hardware and software, equipment, and leasehold improvements, which was partially offset by proceeds of $4.9 million from the sale of one of our buildings in the three months ended June 30, 2011 and $6.6 million from the sale of investment securities in the three months ended December 31, 2011. We also acquired Mirial S.r.l. for a total consideration of $18.8 million net of cash acquired of $1.4 million. Net cash used by financing activities was $64.1 million. We repurchased $73.1 million of shares under our share buyback program, which was partially offset by proceeds of $9.9 million from employee stock purchases and the exercise of stock options.

At December 31, 2011, we had cash and cash equivalents of $523.3 million, comprised of bank demand deposits and short-term time deposits. Cash and cash equivalents are carried at cost, which is equivalent to fair value.

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150 million in additional commitments, for a total of $400 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at December 31, 2011.

The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. Borrowings under the credit facility will accrue interest at a per annum rate based on LIBOR (London Interbank Offered Rate), or EURIBOR (Euro Interbank Offered Rate) in the case of loans denominated in euros, plus a variable margin determined quarterly based on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization for the preceding four-quarter period, plus, if applicable, an additional rate per annum intended to compensate the lenders for the cost of compliance with regulatory reserve requirements and other banking regulations. The Company also pays a quarterly commitment fee of 40% of the applicable margin on the available commitment. In connection with entering into the credit facility, the Company incurred non-recurring fees totaling $1.5 million, which are amortized on a straight-line basis over the term of the credit facility.

The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of December 31, 2011, the Company was in compliance with all covenants and conditions.

Upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

The Company has credit lines with several European and Asian banks totaling $82.3 million as of December 31, 2011. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At December 31, 2011, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010

Accounts receivable, net	$318,678	$336,098
Inventories	295,749	300,630
Working capital	621,034	556,268
Days sales in accounts receivable (DSO) (1)	40 days	40 days
Inventory turnover (ITO) (2)	6.2x	6.4x
Net cash provided by operating activities	$154,168	$153,419

(1)                  DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                  ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Net cash provided by operating activities was $154.2 million for the nine months ended December 31, 2011 compared with $153.4 million for the same period in the prior year. Lower net income in the nine months ended December 31, 2011 was offset by the $34.1 million inventory valuation adjustment, and lower increases in accounts receivable and inventory in the nine months ended December 31, 2011 compared with the increases during the nine months ended December 31, 2010.

DSO for the three months ended December 31, 2011 was unchanged from the previous year. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turns for the nine months ended December 31, 2011 were improved slightly lower compared with the previous year, due to lower inventory and cost of goods sold in the three months ended December 31, 2011.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Nine months ended
	December 31,
	2011	2010

Purchases of property, plant and equipment	$(31,417)	$(31,835)
Acquisitions, net of cash acquired	(18,814)	(7,300)
Proceeds from sale of available-for-sale securities	6,550	—
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(5,577)	(12,554)
Proceeds from sales of trading investments	5,520	194
Proceeds from cash surrender of life insurance policies	—	11,313

Net cash used in investing activities	$(38,834)	$(37,494)

Our capital expenditures during the nine months ended December 31, 2011 and 2010 were principally for normal expenditures for tooling, computer hardware and software, equipment, and leasehold improvements.

In the three months ended September 30, 2011, the Company acquired Mirial S.r.l. for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million).

During the three months ended December 31, 2011, the Company received $6.6 million from the sale of two available-for-sale securities with a total carrying value of $0.5 million and a total par value of $10.0 million. The gain of $6.1 million was recognized in other income (expense), net.

Proceeds from the sale of property and plant were related to the sale of an unused manufacturing facility in China in the three months ended June 30, 2011 and the sale of our building in Romanel, Switzerland in the three months ended June 30, 2010.

The purchases and sales of trading investments in the nine months ended December 31, 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust. Prior to December 2010, the deferred compensation plan was invested in the Company-owned life insurance contracts. In December 2010, we surrendered the life insurance contracts held in a Rabbi Trust to invest in the Company-selected portfolio of mutual funds in the deferred compensation plan.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2011 and 2010 (in thousands):

	Nine months ended
	December 31,
	2011	2010

Purchases of treasury shares	$(73,134)	$—
Proceeds from sale of shares upon exercise of options and purchase rights	9,852	28,368
Tax withholdings related to net share settlements of restricted stock units	(890)	(223)
Excess tax benefits from share-based compensation	33	2,735

Net cash provided by (used in) financing activities	$(64,139)	$30,880

	Nine months ended
	December 31,
	2011	2010

Number of shares repurchased	7,609	—
Value of shares repurchased	$(73,134)	$—
Average price per share	$(9.61)	n/a

During the nine months ended December 31, 2011, we repurchased 7.6 million shares for $73.1 million under the Company’s September 2008 buyback program. No share repurchases were made in the nine months ended December 31, 2010. During the three months ended December 31, 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the approved share buyback program to enable future repurchases of shares for cancellation.

Cash of $9.9 million and $28.4 million was provided during the nine months ended December 31, 2011 and 2010 by the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $0.9 million and $0.2 million in cash in the nine month periods ended December 31, 2011 and 2010. Tax benefits recognized on the exercise of share-based payment awards provided less than $0.1 million and $2.7 million in the nine months ended December 31, 2011 and 2010.

Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a lesser extent, capital markets and borrowings. Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $156.6 million in fiscal year 2011. In the nine months ended December 31, 2011, although our operating cash flows have been negatively affected by a decrease in demand for our products and by uncertainty regarding future global economic conditions, the levels of our cash and cash equivalents and our working capital remain strong. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, to repurchase our stock, or to acquire or invest in complementary businesses, products, services, and technologies. Additional financing may not be available at all or on terms favorable to us.

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150 million in additional commitments, for a total of $400 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at December 31, 2011. As of December 31, 2011, the Company was in compliance with all covenants and conditions.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. As of December 31, 2011, the approved amount remaining under the September 2008 program was $177.0 million. During the three months ended December 31, 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the approved share buyback program to enable future repurchases of shares for cancellation.  Subsequent to December 31, 2011, the Company repurchased 2.3 million shares at a cost of $16.7 million under the amended buyback program.

In connection with the acquisition of LifeSize Communications, Inc. in December 2009, Logitech agreed to establish a cash retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan’s performance period is two years, from January 1, 2010 to December 31, 2011. The total available cash incentive is $9.0 million over the two year performance period. Approximately $9.0 million is accrued as of December 31, 2011.

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

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

Based upon our available cash balances, credit lines and credit facility, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for at least the next 12 months.

Contractual Obligations and Commitments

As of December 31, 2011, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at December 31, 2011 (in thousands):

December 31, 2011

Operating leases	$93,072
Purchase commitments - inventory	106,267
Purchase obligations - operating expenses	54,807
Purchase obligations - capital expenditures	21,901
Income taxes payable - non-current	141,023
Obligation for deferred compensation	13,706
Pension and post-employment obligations	30,430
Other long-term liabilities	15,318

Total contractual obligations and commitments	$476,524

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of December 31, 2011 were $1.7 million.

The increase in operating lease commitments to $93.1 million as of December 31, 2011 compared with $72.6 million as of March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

Purchase Commitments

At December 31, 2011, we have fixed purchase commitments of $106.3 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by March, 2012. We also had commitments of $54.8 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $21.9 million at December 31, 2011, and primarily relate to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At December 31, 2011, we had $141.0 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $132.0 million in non-current income taxes payable as of March 31, 2011.

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

In addition, the U.S. Internal Revenue Service is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

Obligation for Deferred Compensation

At December 31, 2011, we had $13.7 million in liabilities related to a deferred compensation plan offered by one of the Company’s subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Pension and Post-Employment Obligations

At December 31, 2011, we had $30.4 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. See Note 4 — Employee Benefit Plans for more information.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At December 31, 2011, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under four guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining two guarantees have a combined total limit of $7.2 million. As of December 31, 2011, $2.8 million of guaranteed purchase obligations were outstanding under these guarantees.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $83.1 million as of December 31, 2011. As of December 31, 2011, $15.5 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2011. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants. On November 3, 2011, the Company filed a counter suit against UEI for infringement of five patents by various UEI products, for UEI’s abuse of the legal process in suing the Company on three expired patents, and for unfair competition.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims lack merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of December 31, 2011 were not material.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, Canadian dollar, Australian dollar, euro, British pound, Mexican peso and Japanese yen.

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

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at December 31, 2011. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

			FX Gain (Loss)	FX Gain (Loss)
		Net Exposed	From 10%	From 10%
		Long (Short)	Appreciation of	Depreciation of
Functional Currency	Transaction Currency	Currency Position	Functional Currency	Functional Currency

U.S. dollar	Chinese renminbi	$55,308	$(5,028)	$6,145
Taiwanese dollar	U.S. dollar	15,852	(1,441)	1,761
U.S. dollar	Canadian dollar	15,109	(1,374)	1,679
U.S. dollar	Australian dollar	14,399	(1,309)	1,600
Euro	British pound	12,723	(1,157)	1,414
Mexican peso	U.S. dollar	(8,380)	762	(931)
Japanese yen	U.S. dollar	(2,991)	272	(332)
Euro	Swedish krona	(2,052)	187	(228)
Swiss franc	U.S. dollar	1,445	(131)	161
Euro	Swiss franc	(1,408)	128	(156)
Euro	Norwegian krone	(1,384)	126	(154)
Euro	Romanian leu	521	(47)	58

		$99,142	$(9,012)	$11,017

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At December 31, 2011, net assets held in CNY totaled $55.3 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of December 31, 2011, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $54.9 million (€42.4 million). Deferred realized gains of $2.3 million related to closed cash flow hedges are recorded in accumulated other comprehensive loss at December 31, 2011, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $1.2 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss at December 31, 2011, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2011 relating to foreign currency receivables or payables were $28.7 million. Open forward contracts as of December 31, 2011 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at predetermined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2011 were $37.3 million. Swap contracts outstanding at December 31, 2011 consisted of contracts in Canadian dollars, Taiwanese dollars, Mexican pesos and Japanese yen. Unrealized net losses on the contracts outstanding at December 31, 2011 were $0.9 million.

If the U.S. dollar had appreciated by 10% at December 31, 2011 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $8.5 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $7.4 million loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2011 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech’s Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants. On November 3, 2011, the Company filed a counter suit against UEI for infringement of five patents by various UEI products, for UEI’s abuse of the legal process in suing the Company on three expired patents, and for unfair competition.

In addition, the Company is involved in a number of lawsuits and claims relating to commercial matters that arise in the normal course of business.

The Company believes these lawsuits and claims lack merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations. The Company’s accruals for lawsuits and claims as of December 31, 2011 were not material.

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

LifeSize. Competition in the video conferencing industry is intense, with large, well-financed competitors, and we expect the number of competitors and the intensity of competition to increase. Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, our providing greater levels of services and support may result in a delay in the timing of revenue recognition. We anticipate that the growth of our LifeSize division will require significant continuing investments in product development and sales and marketing to stimulate and support future growth. If our future investments do not produce the growth that we anticipate, or when we anticipate it, our business and results of operations could be significantly harmed.

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

In addition, our sales in our mature markets in North America, Western and Nordic Europe, Japan, Australia, and New Zealand might be less than we expect, due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. In the fourth quarter of fiscal year 2011, we experienced weak consumer demand for our products across much of Western Europe which, combined with our lack of successful execution of EMEA-specific pricing and channel management programs, negatively impacted our financial performance in EMEA in that quarter. We also experienced weak consumer demand in much of Western Europe in the nine months of fiscal year 2012, which has negatively impacted our overall financial performance. If consumer demand for our products in EMEA or our other sales regions worsens, or our operational changes in EMEA do not result in the EMEA sales improvement that we expect, or when we expect it, our sales and operating results will be negatively impacted.

In our OEM channel, the slower growth of desktop PCs has adversely affected our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 8% and 9% of total revenues in the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011. If the desktop PC market continues to experience slower growth or decline, and if we do not successfully diversify our OEM business, our OEM revenues could be adversely affected.

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

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Hewlett-Packard, Polycom, Inc. and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have recently increased our focus on products for the consumption of digital music as a future sales growth area. We intend to increase our product development and marketing investment in digital music. Our competitors for products such as earbuds, earphones and mobile speakers include brands such as Skull Candy, Beats by Dre, and Jawbone, each of which have higher consumer recognition and retailer shelf space in digital music than we do. Our Squeezebox network-based audio systems for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony and Royal Philips Electronics NV.

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

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Android phones, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

•                  exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries, which may lead to currency exchange losses and collection difficulties or other losses;

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

We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our introduction of products for tablets and mobile devices. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Logitech did not make any purchases of its equity securities during the quarter ended December 31, 2011. During the nine months ended December 31, 2011, the following approved share buyback program was in place (in thousands):

	Approved
Date of	Buyback			Amount
Announcement	Amount	Expiration Date	Completion Date	Remaining

September 2008	$250,000	August 2013	—	$177,030

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1 *	Senior Revolving Credit Facility Agreement dated December 23, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AG as Arranger and Agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 **	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ***	XBRL Taxonomy Definition Linkbase Document

*                 Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2012.

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

February 6, 2012