Form 10-K
period 2012-03-31
LOGITECH INTERNATIONAL SA
filed 2012-05-30
CIK 1032975

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 0-29174

LOGITECH INTERNATIONAL S.A.
(Exact name of registrant as specified in its charter)

Canton of Vaud, Switzerland (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

Logitech International S.A.
Apples, Switzerland
c/o Logitech Inc.
7600 Gateway Boulevard
Newark, California 94560
(Address of principal executive offices and zip code)

(510) 795-8500
(Registrant's telephone number, including area code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2011, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was approximately $1,105,717,128. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

          As of April 30, 2012, there were 164,472,487 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2012.

        In this document, unless otherwise indicated, references to the "Company" or "Logitech" are to Logitech International S.A., its consolidated subsidiaries and predecessor entities. Unless otherwise specified, all references to U.S. dollar, dollar or $ are to the United States dollar, the legal currency of the United States of America. All references to CHF are to the Swiss franc, the legal currency of Switzerland.

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

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include statements related to:

  •
  our business strategy and investment priorities for fiscal year 2013 and beyond, considering evolving consumer demand trends affecting our products and markets, fluctuations in currency exchange rates, and current and future general regional economic conditions;

  •
  our business and product plans for fiscal year 2013, including the impact of reducing complexity in our product portfolio, new product introductions, and product innovation on future operating results and anticipated operating costs;

  •
  our belief that market opportunities for Logitech products are growing in emerging markets such as China, India, Latin America and Eastern Europe;

  •
  our belief that Logitech is well positioned to compete in providing products and services to enterprise markets, and video and audio solutions that support unified communication platforms;

  •
  our belief there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile platforms;

  •
  our belief that the restructuring plan announced in April 2012 will reduce costs and expenses and improve future performance; and

  •
  the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs.

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

  •
  our decisions to prioritize investments in peripherals for tablets and digital music consumption, in growing our sales in China and other high-potential emerging markets, in reducing complexity in our product portfolio, in growing our sales to enterprise customers, in expanding sales of our LifeSize division, and in our other investment priorities, and the impact of those decisions on our current operations and future performance;

  •
  the effect of pricing, product, marketing and other initiatives by our competitors and our reaction to them on our sales, gross margins, and profitability;

  •
  competition in the video conferencing and communications industry, and the rate of adoption of video communications in enterprises;

  •
  the impact of a failure to successfully innovate in our current and new product categories across all digital platforms and identify new features or product opportunities and the impact of competition in the new categories of products and the new markets in which we are beginning to, and plan to, enter;

  •
  the impact on our sales, operating expenses and profitability of worldwide economic and business conditions, including fluctuations in currency exchange rates;

  •
  the influence of our product introductions and marketing activities, and the impact of reducing complexity in our product portfolio and on our sales and profitability growth;

  •
  our ability to implement workforce reductions, planned product initiatives, improvements in operating efficiencies and financial performance, and reductions in operating costs, associated with the restructuring;

  •
  the adverse conclusion of one or more ongoing tax audits in various jurisdictions or a material assessment by a governing tax authority that would adversely affect our profitability.

        Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A "Risk Factors," as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

        Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K to the "Company," "Logitech," "we," "our," and "us" refer to Logitech International S.A. and its consolidated subsidiaries.

        Logitech has two operating segments, peripherals and video conferencing.

        Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

        Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). In addition, at the start of fiscal year 2012, we established an organization focused on developing and selling products for enterprise markets, including peripherals for unified communication applications. This group combines product management and sales personnel for enterprise products, including our OEM (original equipment manufacturer) sales team, into one organization.

        We sell our peripheral products to a network of distributors, retailers, and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers, and online merchants. Sales of peripherals to our retail channels were 86%, 85% and 89% of our net sales for the fiscal years ended March 31, 2012, 2011 and 2010. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world's largest PC manufacturers. For the fiscal years ended March 31, 2012, 2011 and 2010, sales to OEM customers were 8%, 9% and 10% of our net sales.

        Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales in the fiscal years ended March 31, 2012 and 2011, and 1% of our net sales in the fiscal year ended March 31, 2010. We acquired LifeSize on December 11, 2009.

        Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of peripheral products. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Our LifeSize video communications products are manufactured in Malaysia under contract with a third-party manufacturer. Both our in-house and outsourced manufacturing are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers and of the product supply chain, and the provision of technical support, customer relations and other services.

        For the fiscal year ended March 31, 2012, we generated net sales of $2.3 billion, operating income of $72.0 million and net income of $71.5 million. We employed approximately 9,000 employees as of March 31, 2012 and conducted business in approximately 102 countries.

        A summary of our net sales and long-lived assets by geographic region can be found in Note 13 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A Risk Factors, which is incorporated herein by reference.

Industry Overview

        Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumer, business, and institutional applications, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. These trends have created opportunities for new applications, new users and dramatically richer interaction between people and digital content. Logitech has enhanced these applications and interactions with supporting peripherals as well as the development of its own innovative applications.

        The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs have rapidly changed the market and usage models for PC peripherals. In our traditional, mature markets, such as the United States, Canada, Western and Nordic Europe, Japan and Australia, although the installed base of PC users is large, consumers are transitioning to other, more mobile devices. In emerging markets, such as China, Brazil, India and Russia, the installed base of PC users is experiencing strong growth, which we believe presents new opportunities for us to broaden our PC peripherals customer base. These large populations present a significantly different demographic and trend line compared with our mature markets. However, in both mature and emerging markets, a strong installed base of business and enterprise customers purchases peripherals for their PCs.

        Both mature and emerging markets are experiencing strong growth in new mobile platforms for consumer and business use of digital content, such as tablets and smartphones. Logitech has begun to offer peripherals and accessories to augment the use of such digital platforms. For example, consumers are optimizing their audio experiences on their tablets and smartphones with premium earphones and speakers that pair easily with their mobile devices. And they are enhancing their tablet experience with a range of accessories and peripherals such as the Logitech Tablet Keyboard that enable them to create, consume and share digital content more conveniently and comfortably.

        The use of video across all these platforms—mobile devices such as laptops, tablets and smartphones, and the TV—is a continuing trend among consumers. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of these platforms to any other platform. LifeSize has showcased such video collaboration by enabling video calling among PCs, Macs, tablets, smartphones and video conference equipment.

        The trend among businesses and institutions to use video conferencing is even more prevalent than consumer use of video calling, and offers a key growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of higher Internet bandwidth, video conferencing is becoming a key component of UC (unified communications), which is the integration of enterprise-class collaboration and communications solutions such as voice mail, e-mail, chat, presentation sharing and live video meetings. With large, well-financed competitors such as Cisco Systems, Inc., Microsoft Corporation and Polycom, Inc. participating in this market, the competition is intense. However, we believe that Logitech is well-positioned to compete with differentiated video and audio solutions that support the emerging UC platforms.

        Finally, we believe that trends established in the consumer technology market, such as brand identity, affordability, ease of installation and use, customer support, and visual appeal, have become important aspects of the purchase decision when buying a consumer electronics product. These are strengths that we believe Logitech offers in both consumer and enterprise markets.

Consumer Behavior and Customer Experience Strategy

        Our strategy is to further our understanding of consumers in each market and integrate the voice of our consumers throughout our product development and marketing efforts. The mission of our customer insight organization is to strive to understand our consumers so that we can create products and provide services that accurately anticipate their needs—and reach them through marketing and communication programs that are relevant to them.

        We are also focused on understanding and improving the consumer's overall experience with Logitech products. The design and customer experience group's goal is to use research, insights, technology and innovation to deliver great experiences to our users at each consumer touch point and in all Logitech products. We define customer experience as the focal point of our research and development, and use a process of prototyping, learning and iteration to maximize customer satisfaction. We use metrics and consumer feedback mechanisms to drive meaningful and measurable improvements in our products. We believe that by creating products that people desire and love, we maximize the number of consumers who actively recommend Logitech products, fueling brand preference within and across our many product categories. This is especially important because we believe today's consumer exhibits increasing skepticism toward manufacturers, yet is more trusting of personal recommendations.

Business Strategy

        Logitech's objective is to develop a strong portfolio of growth opportunities by linking people to the digital world wherever and whenever they need to access digital information for work or play. Historically, the PC has been the main interface to the digital world and the Internet. As access to digital information expands beyond the PC platform, we are also extending our portfolio to mobile devices, enterprise video communications, and the digital home as access points to the Internet and the digital world.

        Our core business focuses on the substantial installed and still-growing world-wide base of PCs and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. We believe that the market for PC peripherals will continue to present growth opportunities. In developed markets, the installed base of users is large. In emerging markets, such as China, the installed base of users is experiencing strong growth, which we believe presents new opportunities for us to broaden our PC peripherals customer base. In the enterprise market, we believe the consumerization of information technology has made the market open to embracing consumer technology and design. Digital music, the seamless consumption of audio content on home and mobile devices, also presents a significant growth opportunity, as Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption. As new devices for consumer and business use of digital content are developed and adopted, we also believe there are excellent opportunities for Logitech peripherals and accessories to improve the productivity, navigation and control abilities of tablets, smartphones and other mobile devices, enabling consumers to create, consume and share digital content more conveniently and comfortably.

        Our LifeSize division focuses on high-definition universal video collaboration for businesses and institutions. The video communications industry is rapidly expanding, and we believe that our strategy of high quality experience combined with a compelling price/performance advantage will allow us to grow our video conferencing, infrastructure and services business in mature markets, as well as expand into emerging markets.

        We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Product Strategy

        To capitalize on the opportunities we anticipate in the growing digital marketplace, Logitech's product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many digital devices used by today's consumers and enterprises.

The PC/Mac/Mobile Devices

        Logitech continues to provide new, innovative, high-performance PC and Mac computer navigation devices and audio and video products for the large existing installed base of PC and Mac computers in developed markets, for PCs and Macs in the fast-growing emerging markets, and for the enterprise market, where we believe the opportunities for Logitech peripherals are significant. In addition, we have developed a range of products for the tablet market, as usage models continue to evolve. Our current tablet product portfolio includes the Logitech Tablet Keyboard, wireless portable speakers and the Logitech Ultimate Ears line-up of earphones and speakers. We believe there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile devices.

Video Conferencing

        Our LifeSize division represents our focused investment in the growth of video communications in enterprises and organizations. LifeSize is a leader in HD communication innovation at multiple price points, offering complete and scalable solutions including hardware, software, endpoints, services and infrastructure to small and medium enterprises. LifeSize is expanding the video conferencing market through affordable, simplified systems that align video with the way people work.

Digital Music

        Today's consumers consider listening to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption. Our music solutions include the Squeezebox product line of Internet radios, wireless speakers for PCs and mobile devices, and the Logitech Ultimate Ears brand of earphones and speakers.

Harmony

        The dramatic proliferation of digital content and new media devices available for the home provides a significant source of new opportunities for our line of Harmony advanced remote controls for home entertainment systems. We believe that the new digital home, with a broad and evolving selection of devices for media consumption together with digital content, provides many opportunities to simplify the enjoyment of home entertainment.

Geographic Expansion

        We believe the market opportunities for Logitech products are growing in emerging markets such as China, India, Latin America and Eastern Europe. In China, we have invested significantly in expanding our sales force and local product and marketing initiatives designed specifically for the Chinese market, as well as securing new channel partners and strengthening relationships with existing partners. As part of our business strategy, we are leveraging the knowledge gained in China to capitalize on the additional growth opportunities available in other key emerging geographic areas.

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

        We recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Six of Logitech's products were selected as 2012 CES (Computer Electronics Show) Innovation Award honorees, including the Logitech Cube, which is a uniquely designed mouse offering multiple functionalities and can become a presenter when you need it; the Logitech Wireless Boombox for iPad, which is a compact Bluetooth sound system that pairs easily with tablets or smartphones; the Logitech HD Webcam C615 for recording video with autofocus in full HD 1080p and making video calls in HD 720p; the Logitech Touch Mouse M600, which features a responsive multi-touch surface for continuous scrolling with the slide of a finger; the Wireless Solar Keyboard K750 that powers itself wherever there's light; and the Logitech UE Air Speaker, with Apple AirPlay, which lets you stream uncompressed music from iTunes or an iPhone, iPad or iPod Touch connected to your home's Wi-Fi network.

        Logitech is committed to meeting consumers' needs for peripheral devices and believes that innovation, value and product quality are important elements to gaining market acceptance and strengthening our market position.

Products

        Logitech has two operating segments, peripherals and video conferencing. Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. We sell our peripheral products to a network of distributors and retailers and to OEMs. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers.

Pointing Devices

        Logitech offers many varieties of computer mice, sold through retail and OEM channels. Some of our major mice products include:

  •
  Logitech Touch Mouse M600, featuring a responsive multi-touch surface and Logitech Flow Scroll, which gives continuous and free-flowing Web page scrolling with the slide of a finger.

  •
  Logitech Cube mouse with a shape that fits in your hand, touch scrolling and instant presenter mode.

  •
  Performance Mouse MX and Anywhere Mouse MX with Logitech Darkfield Laser Tracking, which allows the mouse to be used virtually anywhere including clear glass and high-gloss surfaces.

  •
  Marathon Mouse M705, a wireless mouse that runs up to three years on one set of batteries.

        We also sell both corded and cordless mice designed specifically for OEM customers.

Keyboards and Desktops

        Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations). Some of our major keyboards and desktops include:

  •
  Wireless Solar Keyboard K750, a streamlined keyboard powered by light, for PC and for Mac.

  •
  K800 Illuminated Wireless Keyboard, with automated backlighting and hand proximity detection.

  •
  The diNovo Edge keyboard, our award-winning top-of-the-line rechargeable keyboard.

  •
  Tablet Keyboard for iPad, a low-profile keyboard and stand combination designed to travel easily and set up quickly.

  •
  G19 Keyboard for Gaming, featuring a color GamePanel LCD, customizable backlighting and on-the-fly macro recording.

Audio

Speakers

        Logitech designs and manufactures a wide variety of multimedia speakers including:

  •
  Logitech UE Air Speaker with Apple's AirPlay, a premium speaker that lets you stream uncompressed music from iTunes or an iPhone, iPad or iPod Touch connected to your home Wi-Fi network.

  •
  Logitech Mini Boombox, a compact Bluetooth sound system that pairs easily with smartphones, tablets or other Bluetooth-enabled devices.

  •
  Logitech Wireless Boombox, which pairs with iPad, iPhone, iPod Touch or other devices that support Bluetooth wireless audio.

  •
  Logitech Speaker System Z906, a THX-Certified 5.1 system that delivers 500 watts of theater-quality sound.

  •
  The S-series line of portable iPod/MP3 docks including the Logitech Rechargeable Speaker S715i and the Logitech Portable Speaker S135i.

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

Earphones

        The Logitech Ultimate Ears product line offers a range of in-ear consumer or universal fit earphones for portable music enthusiasts as well as custom stage earphones for professional musicians and sound engineers.

        Our line of consumer Logitech Ultimate Ears noise-isolating universal fit earphones includes:

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

PC Headsets and Microphones

        We offer headsets and microphones designed for applications such as PC voice communications, VoIP applications and online gaming. Some of our major products in this category include the Wireless Headset H600, the Wireless Headset H800, the G35 Surround Sound Headset for gaming, and the Wireless Gaming Headset G930.

Video

Web Cameras

        Logitech's webcam offerings include:

  •
  HD Pro Webcam C920

  •
  HD Webcam C525

  •
  HD Webcam C270

        Our premium webcam features lenses designed in an exclusive collaboration with Carl Zeiss, a premium autofocus system, video calling in HD 720p, and video recording in full HD 1080p. All our webcams feature Logitech Fluid Crystal Technology that automatically adjusts the frame rate, color and sharpness to provide the best possible picture and motion. Logitech's entire family of webcams works with most popular video messaging applications, and provides up to HD 1080p video calling in Skype, Windows Live Messenger and Logitech Vid HD.

Video Security Systems

        The Logitech Alert digital video security system is a complete home or small business video security system that you can quickly install yourself, with software that provides motion alerts and a live view from an Internet-connected computer or your smartphone or tablet.

Gaming

        Logitech offers a full range of dedicated game controllers for PC gamers including joysticks, steering wheels, gamepads, mice and keyboards, and headsets, as well as gaming products for console platforms such as PlayStation2, PlayStation3, Xbox 360 and Nintendo Wii.

        Our gaming products include:

  •
  Logitech G700 Wireless Gaming Mouse, featuring 13 programmable controls with macro capability and full-speed wireless connection.

  •
  Logitech G27 Racing Wheel with several advanced features such as a six-speed gated shifter and clutch pedal, a high-torque, dual-motor force-feedback mechanism, 900 degrees of rotation, an 11-inch wheel, and premium materials such as stainless steel and leather.

  •
  Logitech G930 Wireless Gaming Headset, which offers high-performance 7.1 channel surround sound, a lag-free 2.4 GHz wireless connection, and three customizable G keys for one-touch command over music, chat, voice morphing and more.

Digital Home—Remote Controls

        Our line of Harmony advanced remote controls for home entertainment systems uses our patented Smart State Technology. The Logitech family of remotes includes:

  •
  Harmony One Advanced Universal remote featuring a touch-screen with backlit buttons positioned in logical zones to make it easy to navigate, even in the dark.

  •
  Harmony 900 remote featuring a full-color touch screen, intuitive button layout, and RF system that allow you to control your devices through cabinet doors and walls.

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

  •
  Room Series, a full HD standards-based system that provides high resolution and strong motion handling with lower latency. The LifeSize Room 220i comes standard with an embedded 8-way continuous presence multipoint bridge showing four visible sites at one time.

  •
  The LifeSize UVC Platform is an integrated, virtualized software platform for video infrastructure. It consolidates the capabilities of multiple video conferencing infrastructure applications and makes them instantly available from one common interface. This integrated platform adds efficiency in operation for IT organizations, easy trial and flexible configuration in a common platform that is scalable to meet future growth needs.

  •
  LifeSize ClearSea is an enterprise-class client and server solution for desktop and mobile video collaboration. LifeSize ClearSea provides a flexible, interoperable solution for instantly connecting any desktop or mobile device to a standards-based video conferencing meeting room system or infrastructure. LifeSize ClearSea Server includes a state-of-the-art HD desktop client for PCs and Mac, and Android and iOS smartphones and tablets.

  •
  LifeSize Connections is a cloud-based infrastructure service which enables secure, immersive communication between meeting room-based video conferencing systems and mobile clients on PCs and Mac computers. It offers an intuitive, cost effective solution for small and medium businesses looking to deploy business class video conferencing.

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

  •
  Our continuing to embrace new technologies and standards, with a list of over 100 industry "firsts" to our name and a patent portfolio of approximately 450 patents.

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

        We believe that we have competed successfully based on these factors. We believe that Logitech's future lies with our ability to continue to capitalize on these strengths.

Research and Development

        We believe that continued investment in product research and development is critical to Logitech's success. Our international structure provides advantages and synergies to our overall product development efforts. We have development centers in the United States, Switzerland, Ireland, India and Taiwan.

        Our research and development expenses for fiscal years 2012, 2011, and 2010 were $162.3 million, $156.4 million, and $135.8 million. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

        Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Americas	$953,867	$1,032,988	$729,473
EMEA	846,464	872,774	882,635
Asia Pacific	515,872	457,124	354,640

Total net sales	$2,316,203	$2,362,886	$1,966,748

        Sales are attributed to countries on the basis of the customers' locations. Revenues from sales to customers in Switzerland, our home domicile, represented an insignificant portion of our total consolidated net sales in fiscal years 2012, 2011 and 2010. In fiscal years 2012 and 2011, the United States represented 34% and 36% of our total consolidated net sales. In fiscal year 2010, the United States represented 32% and Germany represented 11% of our total consolidated net sales. No other single country represented more than 10% of the Company's total consolidated net sales for fiscal years 2012, 2011 and 2010.

        In fiscal years 2012, 2011 and 2010, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 12% and 13% of our net sales. No other customer individually accounted for more than 10% of our net sales during fiscal years 2012, 2011 and 2010. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

  •
  The agreements are non-exclusive in the particular territory and contain no minimum purchase requirements.

  •
  Each agreement may be terminated for convenience at any time by either party. Most agreements provide for termination on 30 days' written notice from either party, with two Ingram Micro agreements providing for termination on 90 days' notice.

  •
  We generally offer an allowance for marketing activities equal to a negotiated percentage of sales and volume rebates related to purchase volumes or sales of specific products to specified retailers. These terms vary by agreement.

  •
  Most agreements allow price protection credits to be issued for on-hand or in transit new inventory if we, in our sole discretion, lower the price of the product.

  •
  We grant limited rights to return product, which vary by distributor. Under most of the Ingram Micro agreements, the Ingram Micro entities may return defective products and may return up to 10% of the previous quarter's purchases, if they place an offsetting order for the amount they returned. Under one agreement, the Ingram Micro entity may return aged products or take a nominal credit for inventory held over 60 days.

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

        In retail channels, Logitech's direct sales force sells to distributors and large retailers. These distributors in North America include Ingram Micro, Tech Data Corporation, D&H Distributing, and Synnex Corporation. In Europe, pan-European distributors include Ingram Micro, Tech Data, and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany and Copaco Dc B.V. in the Netherlands. In Asia, major distributors include Beijing Digital China Limited in China, Daiwabo in Japan, and the pan-Asian distributor, Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.

        Logitech's products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Wal-Mart, Staples, Target, and Office Depot. In Europe, chains include Metro Group (MediaMarkt and Saturn), Carrefour Group, Kesa Electricals, Fnac, and Dixons Stores Group PLC, and in Asia Pacific, Australia's Dick Smith Electronics Limited. Logitech products can also be purchased at the top online e-tailers, which include Amazon.com, TigerDirect.com, Buy.com, CDW, Insight Enterprises, Inc. and others.

        Logitech's OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. We count the majority of the world's largest PC manufacturers among our customers. We are also increasing our focus in the enterprise market.

        Our Life Size division maintains a separate marketing and sales organization that sells LifeSize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of LifeSize revenues are derived from sales of products for use by small-to-medium businesses and public healthcare, education and government organizations.

        Through our operating subsidiaries, we maintain sales offices or sales representatives in 41 countries.

Backlog

        We typically have a relatively small amount of orders at the end of our fiscal periods that we have received but have not shipped, which is referred to as backlog. In our experience, the amount of backlog at any particular fiscal period-end is not a meaningful indication of our future business prospects. Our backlog often increases in anticipation of or immediately following new product introductions as retailers anticipate shortages, and is often reduced once retailers and customers believe they can obtain sufficient supply. Our net sales in any fiscal year depend primarily on orders booked and shipped in that year, and our customers generally order on an as-needed basis. In addition, our backlog is occasionally subject to cancellation or rescheduling by customers. Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net sales. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net sales. As a result, we believe that backlog information is not material to an understanding of our overall business.

Customer Service and Technical Support

        Logitech maintains customer service and technical support capabilities in the United States, Canada, Europe, and the Asia Pacific region. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, forums, chat, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products which range from one to five years.

Manufacturing

        Logitech's manufacturing operations consist principally of final assembly and testing. Our high-volume manufacturing facility for peripherals products is located in Suzhou, China. The Suzhou facilities are designed to allow production growth as well as flexibility in responding to changing demands for Logitech's products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management and employee involvement programs.

        New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in Hsinchu, Taiwan, Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices, certain audio products, and video conferencing equipment are manufactured by third-party suppliers to Logitech's specifications. Retail product localization with local language manuals, packaging, software CDs and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

Competition

        Our peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We have experienced aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by some retail customers known as house brands. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

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

        Audio.    Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC, Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. Our competitors for digital music products such as earbuds, earphones and mobile speakers include brands such as Skull Candy, Beats by Dre, and Jawbone, each of which have higher consumer recognition and retailer shelf space in digital music than we do. Our Squeezebox Wi-Fi music players for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, such as Sony Corporation and Royal Philips Electronics NV.

        Video.    Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips and Hewlett-Packard. We are encountering aggressive pricing practices and promotions on a worldwide basis, which have adversely affected our revenues and margins. The worldwide market for PC webcams has been very competitive, and as a result, pricing practices and promotions by our competitors have become more aggressive.

        Gaming.    Competitors for our interactive entertainment products include CSG International (formerly Intec), Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, Inc. and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

        Digital Home.    Our competitors for remotes include, among others, Philips, Universal Remote Control, Inc., Universal Electronics Inc. (Universal Electronics or UEI), RCA and Sony. We expect that the growth in consumer demand and technological innovation in peripheral devices for home entertainment systems will likely result in increased competition.

        Video Conferencing.    We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. Our primary competitors are Cisco, Polycom and Avaya, Inc. There are also a number of smaller competitors that compete with LifeSize. In addition, Microsoft's acquisition of Skype Limited has given Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft's product portfolio.

Intellectual Property and Proprietary Rights

        Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights and trade secrets.

        We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."

        To distinguish genuine Logitech products from competing products and counterfeit products, Logitech has used, registered, or applied to register certain trademarks and trade names in the U.S. and in foreign countries and jurisdictions. Logitech enforces its trademark and trade name rights in the U.S. and abroad. In addition, the software for Logitech's products and services is entitled to copyright protection, and we generally require our customers to obtain a software license before providing them with that software. We also protect details about our products and services as trade secrets through employee training, license and non-disclosure agreements and technical measures.

Environmental Regulation

        We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product-related energy consumption, and the recycling of our products and packaging.

        Europe.    In Europe we are subject to the EU's (European Union's) Directive on RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Most Logitech products are covered by the directive and have been modified, if necessary, to be RoHS compliant. Logitech has an active program to ensure compliance with the RoHS directive and continues to source and introduce the use of RoHS compliant components and manufacturing methods in order to comply with the requirements of the directive.

        Logitech is also subject to the EU's ErP (Energy-related Products Directive), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the 'CE' mark. The directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics. To date the following implementing measures within the ErP directive are active and applicable to Logitech products:

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

        We are also subject to a number of EOL (End of Life) Stewardship directives including the EU's WEEE (Waste Electrical and Electronic Equipment) Directive, the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries.

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

        United States and Canada.    In the U.S., we are subject to, among other laws, Appliance Efficiency Regulations adopted via the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech's products. The standards apply to appliances sold or offered for sale throughout the U.S., and Logitech has redesigned or changed products to comply with these regulations. We are also subject to California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous, such as lead. Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We intend to comply with the reporting requirements of this Act on receipt of guidelines to be published by the Securities and Exchange Commission. In addition, the Transparency in Supply Chain Act of 2010 (S.B. 657) is effective in Logitech's fiscal year 2012. The law requires all retailers and manufacturers of tangible products who do business in California and have annual gross receipts exceeding $100 million to disclose on their company website their efforts to combat forced labor and human trafficking in their own supply chains. Logitech's disclosure is posted on our website, http://www.logitech.com/en-roeu/169/4842 Code of Conduct section.

        In Canada and the United States, we are subject to laws in various Canadian provinces and U.S. states that impose fees to cover the cost of recycling packaging.

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

        The effects on Logitech's business of complying with other government regulations are limited to the cost of agency fees and testing as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end of life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant schemes. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will seek to modify our products or processes to address those changes.

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

Materials

        We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.

Employees

        As of March 31, 2012, we employed approximately 9,000 people. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good. On April 25, 2012, we announced a restructuring plan, including a worldwide reduction in workforce, to reduce operating costs and improve financial results.

Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of May 23, 2012:

Name	Age	Nationality	Position
Guerrino De Luca	59	Italian and U.S.	Chairman of the Board and Chief Executive Officer
Bracken P. Darrell	49	U.S.	President
Erik Bardman	45	U.S.	Sr. Vice President, Finance and Chief Financial Officer
L. Joseph Sullivan	58	U.S.	Sr. Vice President, Worldwide Operations

        Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008 and as Chief Executive Officer since April 2012. Mr. De Luca served as Logitech's acting president and chief executive officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech's President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Inc. from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a BS degree in Electronic Engineering from the University of Rome, Italy.

        Bracken P. Darrell joined Logitech as President in April 2012. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President, Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with P&G (The Procter & Gamble Company), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell currently serves on the Board of Trustees of Hendrix College. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.

        Erik Bardman joined Logitech as Senior Vice President, Finance and Chief Financial Officer in October 2009. Prior to joining Logitech, Mr. Bardman served as a financial consultant to Zillion TV, an interactive television service company. Previously, he had been with eBay from 2003 to 2008, most recently as the chief financial officer for eBay Marketplaces, the company's largest portfolio of businesses. At eBay, Mr. Bardman led a large global team focused on financial strategy, acquisitions, resource allocation and performance analysis. Prior to joining eBay, Mr. Bardman was with General Electric Company for 15 years in a variety of roles, developing broad expertise in consumer financial services, international finance and mergers and acquisitions. Mr. Bardman earned a BA degree from Dickinson College in Pennsylvania, with a major in history and a minor in economics. He is a graduate of GE's Financial Management Program.

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

Available Information

        Our Investor Relations Web site is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations Web site. The information we post includes filings we make with the U.S. Securities and Exchange Commission ("SEC"), including reports on Forms 10-K, 10-Q, 8-K, our proxy statement related to our annual shareholders' meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws or Swiss laws. All such filings and information are available free of charge on the web site, and we make them available on the web site as soon as reasonably possible after we file or furnish them with the SEC. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these Web sites are intended to be inactive textual references only.

        In addition, Logitech publishes press releases upon occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive e-mails when Logitech issues press releases upon occurrence of significant events within Logitech or other press releases by subscribing through http://ir.logitech.com/alerts.cfm.

        As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech's board of directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our website or on the Securities and Exchange Commission's website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at: http://www.six-exchange-regulation.com/obligations/management_transactions_en.html

ITEM 1A.    RISK FACTORS

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

  •
  We may not fully or timely realize the anticipated benefits from the restructuring plan announced in April 2012. The restructuring plan is intended to reduce operating costs through a global workforce reduction and a reduction in the complexity of our product portfolio.

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

         If we fail to innovate and develop new products in a timely and cost-effective manner for our new and existing product categories, our business and operating results could be adversely affected.

        The personal peripherals industry is characterized by short product life cycles, frequent new product introductions, rapidly changing technology, dynamic consumer demand and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

        The success of our product portfolio depends on several factors, including our ability to:

  •
  identify new features, functionality and opportunities;

  •
  anticipate technology, market trends and consumer preferences;

  •
  develop innovative, high-quality, and reliable new products and enhancements in a cost-effective and timely manner;

  •
  distinguish our products from those of our competitors; and

  •
  offer our products at prices and on terms that are attractive to our customers and consumers.

        If we do not execute on these factors successfully, products that we introduce or technologies or standards that we adopt may not gain widespread commercial acceptance, and our business and operating results could suffer. In addition, if we do not continue to differentiate our products through distinctive, technologically advanced features, designs, and services that are appealing to our customers and consumers, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business could be adversely affected.

        The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our end-users' needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may be not competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

        As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers' ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers' demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

         We believe sales of our PC peripherals in our mature markets may decline, and that our future growth will depend on our new product categories and sales in emerging market geographies, and if we do not successfully execute on our growth opportunities, or if our sales of PC peripherals in mature markets are less than we expect, our operating results could be adversely affected.

        We have historically targeted peripherals for the PC platform. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, and we believe consumer demand for PCs and peripherals in mature markets is slowing and potentially may decline in future years. In fiscal year 2012, we experienced weak consumer demand for our remotes and PC webcams in our Americas and EMEA regions, which adversely affected our financial performance. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 8% and 9% of total revenues in the fiscal years ended March 31, 2012 and 2011.

        In addition, our sales in our mature markets in North America, Western and Nordic Europe, Japan and Australia might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery and the impact of sovereign debt issues in Europe, create unpredictability and add risk to our future outlook.

        As a result, we are focusing more of our personnel, financial resources, and management attention on product innovations and growth opportunities in emerging markets, on products for tablets and mobile devices, on products for the consumption of digital music, on sales to enterprise markets, on our LifeSize division, and other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

        Emerging Markets.    We believe that the world's emerging markets, such as China, India, Russia and Brazil, will, for the next several years, be the high growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potential entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

        Tablets, Smartphones and Other Mobile Devices.    The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the consumer PC market. In our retail channels, tablets and smartphones are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still uncertain. The increasing popularity of tablets and smartphones might decrease consumer demand for our PC peripherals, which would adversely affect our sales of these products. If we do not successfully innovate and market products designed for tablets and smartphones, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

        Digital Music.    We have recently increased our focus on products for the consumption of digital music as a future sales growth area. We are increasing our product development and marketing investment in digital music. However, historically our audio product development and marketing efforts have focused primarily on products for the PC platform and on sound quality. Our past experience is not necessarily transferable to the consumption of music through mobile devices such as tablets and smartphones, where we believe consumers put a greater emphasis on features such as convenience and brand. In addition, competition in the digital music consumption category is intense, and we expect it to increase. If we are not able to identify product development and marketing skill gaps, resolve them, and introduce differentiated product and marketing strategies to separate ourselves from competitors, our digital music efforts will not be successful, and our business and results of operations could be adversely affected.

        Enterprise Market.    Direct sales to the enterprise market is a relatively new sales channel for us. While we have been able to leverage our indirect distribution channels to sell to the enterprise market, we may not be successful in expanding enterprise sales. Some of our competitors have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Some competitors have larger and more established sales forces calling on enterprise customers, as well as greater marketing resources, and therefore could contact a greater number of potential customers with more frequency and influence their buying decisions. Consequently, these competitors may have a better competitive position than we do, which could adversely affect our ability grow our revenues through the enterprise sales channel.

        LifeSize.    Competition in the video conferencing industry is intense, with large, well-financed competitors, and we expect the number of competitors and the intensity of competition to increase. Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, our providing greater levels of services and support may result in a delay in the timing of revenue recognition. We anticipate that the growth of our LifeSize division will require continuing investments in product development and sales and marketing to stimulate and support future growth. If our future investments do not produce the growth that we anticipate, or when we anticipate it, our business and results of operations could be adversely affected.

        As we expand into new markets and product categories, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

         If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

        The peripherals and video conferencing industries are intensely competitive.

        The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands, in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

        The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco and Polycom, and as a result, we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

        In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Cisco, Sony, Polycom and others, have greater financial, technical, sales, marketing and other resources than we have.

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

        Audio.    Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Altec Lansing, Creative Labs and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have increased our focus on products for the consumption of digital music as a future sales growth area. We are increasing our product development and marketing investment in digital music. Our competitors for products such as earbuds, earphones and mobile speakers include brands such as Skull Candy, Beats by Dre, and Jawbone, each of which have higher consumer recognition and retailer shelf space in digital music than we do. Our Squeezebox Wi-Fi music players for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony and Royal Philips Electronics NV.

        Video.    Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips, and Hewlett-Packard. The market for PC Web cameras has been declining, particularly in our traditional, mature, consumer-developed markets, as the embedded webcam experience appears to be sufficient to meet the needs of many retail customers. As the worldwide market for PC Web cameras has become more competitive, we are encountering increasingly aggressive pricing practices and promotions on a worldwide basis. These factors have adversely affected our revenues and margins in this category.

        Gaming.    Competitors for our interactive entertainment products include CSG International (formerly Intec), Razer USA Ltd., Performance Designed Products, LLC (Pelican Accessories), Mad Catz Interactive, and its Saitek brand. Our controllers for PlayStation also compete against controllers offered by Sony.

        Digital Home.    Our competitors for remotes include, among others, Philips, Universal Remote Control, Universal Electronics, RCA and Sony. We expect that the growth in consumer demand for peripheral devices for home entertainment systems will likely result in increased competition.

        Video Conferencing.    We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. Our primary competitors are Cisco, Polycom and Avaya. There are also a number of smaller competitors that compete with LifeSize. Some of these companies have longer industry experience or substantially greater financial, sales, marketing and engineering resources than we do as well as a larger customer-installed base than LifeSize. Avaya recently acquired Radvision Ltd. and has become a competitor, though it has also been a distributor and OEM partner for LifeSize. In addition, Microsoft's acquisition of Skype Limited has given Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft's product portfolio. Microsoft has also been a partner for LifeSize. Technology changes are also affecting the competitive landscape in this market, and may require interoperability or compatibility with unified communication platforms, Microsoft Lync or other technologies. The developers of those technologies may have an advantage in improving the functionality of their own video conferencing equipment to correspond with these technologies before we can make such improvements, or may restrict the interoperability of their products with ours. In the large enterprise sector of the market, which is dominated by Cisco, interoperability with equipment produced by Cisco, Tandberg (now part of Cisco) and other telecommunications, video conferencing or telepresence equipment suppliers is a key factor in purchasing decisions by current or prospective customers. These factors could adversely affect the sales and growth opportunities of our LifeSize division, and the growth of Logitech as a whole. Moreover, if LifeSize sales declined substantially, the goodwill associated with the acquisition of the division might be determined to be impaired, resulting in a non-cash impairment charge, which would reduce operating results.

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

        Over the past few years, we have expanded the types of products we sell, and the geographic markets in which we sell them. The changes in our product portfolio and the expansion of our sales markets have increased the difficulty of accurately forecasting product demand.

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

         We may not fully realize the anticipated benefits from the restructuring plan we announced in April 2012.

        We announced a restructuring plan in April 2012, which is intended to reduce operating costs through a global workforce reduction and a reduction in the complexity of and number of products in our product portfolio.

        Our ability to achieve the anticipated cost savings and other benefits from this restructuring plan within the expected time frame are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from this restructuring plan. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future.

        We have conducted intensive reviews of our product portfolio, and have concluded that our product strategy has been focused more on market dynamics than on the end-user consumer, resulting in an assortment of similar products at similar price points within each product category, which we believe has generated confusion for the consumer. In order to improve our product portfolio, we have reprioritized our fiscal year 2013 new product portfolio. While we are constantly replacing products and dependent on the success of our new products, the current product line simplification effort is substantial, making us even more dependent on the success of the new products that we are introducing.

        As we transition to the new product portfolio, we must continue to carefully manage production, monitor channel inventory levels, and judiciously implement incentives for both existing and new products. If we are unable to implement the planned initiatives effectively, if our estimates and assumptions regarding sales of existing and new products are incorrect, if we do not manage the product transitions smoothly and cost-effectively, if we experience delays or if other unforeseen events occur, we may not achieve the sales and cost savings expected in fiscal year 2013 and beyond, and our business and results of operations could be adversely affected.

         Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

        Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. From time to time, we experience turnover in some of our senior management positions.

        We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the growth of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including declines in our stock prices in the past year, may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech's practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

        Recently and in past years, we have initiated reductions in our workforce to align our employee base with our anticipated revenue base or with our areas of focus. We have also experienced turnover in our workforce. These reductions and turnover have resulted in reallocations of duties, which could result in employee uncertainty and discontent. Reductions in our workforce could make it difficult to attract, motivate and retain employees, which could adversely affect our business.

         Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

        Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Android phones, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Our access to these third-party platforms can be withdrawn, denied or not be available on terms acceptable to us.

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

         We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among our channels of distribution could adversely affect our business, results of operations, operating cash flows and financial condition.

        Our sales channel partners, the distributors and retailers who distribute and sell our products, also sell products offered by our competitors and, in the case of retailer house brands, may also be our competitors. If product competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if our retailer channel partners show preference for their own house brands, our sales channel partners may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide them with higher returns. If we are unable to maintain successful relationships with these sales channel partners or to maintain our distribution channels, our business will suffer.

        The impact of economic conditions, evolving consumer preferences, and purchasing patterns on our distribution partners, or competition between our sales channels, could result in sales channel disruption. For example, if sales at large retail stores are displaced as a result of bankruptcy, competition from internet sales channels or otherwise, our product sales could be adversely affected. Any loss of a major partner or distribution channel or other channel disruption could make us more dependent on alternate channels, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or adversely impact buying and inventory patterns, payment terms or other contractual terms.

        We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. If we do not receive this information on a timely and accurate basis, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

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

        Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, by strains on China's available labor pool, communications, trade, and other infrastructures, by natural disasters, by conflicts or disagreements between China and Taiwan or China and the United States, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China's laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

        Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

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

         We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.

        We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors and LifeSize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business as a result of adverse global economic conditions or natural disasters, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

        A significant portion of our quarterly retail orders and product deliveries generally occur in the last weeks of the fiscal quarter. This places pressure on our supply chain and could adversely affect our revenues and profitability if we are unable to successfully fulfill customer orders in the quarter.

         We conduct operations in a number of countries, and have invested significantly in growing our sales and marketing activities in China, and the effect of business, legal and political risks associated with international operations could adversely affect us.

        We conduct operations in a number of countries, and have invested significantly in growing our sales and marketing activities in China. We may also increase our investments to grow sales in other emerging markets, such as Latin America and Eastern Europe. There are risks inherent in doing business in international markets, including:

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

        Any of these risks could adversely affect our business, financial condition and operating results.

        Our sales in China have increased substantially in the last two fiscal years, and continued sales growth in China is an important part of our expectations for our business. As a result, if Chinese economic, political or business conditions deteriorate, or if one or more of the risks described above materializes in China, our overall business and results of operations will be adversely affected.

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

        We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged, that the patent rights granted will not provide competitive advantages to us, or that any of our pending or future patent applications will not be granted. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property. Also, others may independently develop similar technology, duplicate our products, or design around our patents or other intellectual property rights. Unauthorized parties have copied and may in the future attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Any of these events could adversely affect our business, financial condition and operating results.

         Claims by others that we infringe their proprietary technology could adversely affect our business.

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

         The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws and governmental regulation.

        In connection with certain of our products, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. Such laws and regulations, and the variation between jurisdictions, could subject us to costs, liabilities or negative publicity that could adversely affect our business.

         Our effective income tax rates may increase in the future, which could adversely affect our net income.

        We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management's assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

        During the second quarter of fiscal year 2012, the U.S. Internal Revenue Service completed its field examinations of tax returns for the Company's U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. In addition, the U.S. Internal Revenue Service is in the process of examining the Company's U.S. subsidiary for fiscal years 2008 and 2009. We are currently also subject to ongoing audits in other tax jurisdictions. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2012:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Americas headquarters, research and development, product marketing, sales management, technical support, administration	264,000	Leased
Austin, Texas	LifeSize Division	99,000	Leased
Vancouver, Washington	Digital Home Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted	(1)
Fremont, California	Former Americas headquarters and other, storage	194,000	Leased
Mexico City, Mexico	Distribution center	17,000	Contracted	(1)
Montevideo, Uruguay	Distribution center	12,500	Contracted	(1)
EMEA:
Morges, Switzerland	EMEA headquarters, sales and marketing management, technical support, administration	62,300	Leased
Lausanne, Switzerland	Research and development, product marketing and technical support	46,700	Leased
Nijmegen, Netherlands	Finance, administration, distribution center support	29,000	Leased
Cork, Ireland	Finance, administration, research and development	18,000	Leased
Munich, Germany	Research and development	17,500	Leased
Oostrum, Netherlands	Distribution center	183,000	Contracted	(1)
Dubai, United Arab Emirates	Distribution center	54,000	Contracted	(1)
Waalwijk, Netherlands	Distribution center	14,000	Contracted	(1)
Asia Pacific:
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance, and administration	116,500	Leased
Suzhou, China	High-volume manufacturing	570,800	Owned
Suzhou, China	High-volume manufacturing	286,500	Leased
Suzhou, China	Molding operations	53,800	Leased
Shanghai, China	Sales and marketing	17,000	Leased
Tokyo, Japan	Sales, logistics, finance, adminstration and human resources	10,100	Leased
Chennai, India	Digital Home Group engineering and quality assurance	24,400	Leased
Bangalore, India	LifeSize Business Division research and development	9,700	Leased
Hong Kong, China	Distribution center	67,300	Contracted	(1)
Singapore, Singapore	Distribution center	55,000	Contracted	(1)
Tokyo, Japan	Distribution center	39,000	Contracted	(1)
Shenzen, China	Distribution center	32,000	Contracted	(1)
Dayuan Township, Taiwan	Distribution center	21,600	Contracted	(1)

(1)
Contracted through a third-party warehouse management company

        Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory.

        We also have leased sales offices in more than 66 locations in 41 countries, with various expiration dates from 2012 to 2028.

        We believe that Logitech's manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.

ITEM 3.    LEGAL PROCEEDINGS

        On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech's disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011.

        On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech's Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants. On November 3, 2011, the Company filed a counter suit against UEI for infringement of five patents by various UEI products, for UEI's abuse of the legal process in suing the Company on three expired patents, and for unfair competition. On April 17, 2012, UEI filed a related suit against Logitech Europe S.A. seeking a declaratory judgment that one of the patents in the counter suit is unenforceable.

        In addition, from time to time we become involved in claims and legal proceedings which arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings.

        We believe these lawsuits and claims lack merit and intend to vigorously defend against them. However, there can be no assurances that our defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on our business, financial condition, cash flows and results of operations. We are presently unable to estimate the effects of these claims and legal proceedings on our results of operations, cash flows or financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on Nasdaq. As of April 30, 2012, there were 191,606,620 shares issued (including 27,134,133 shares held as treasury stock) held by 20,753 holders of record, and the closing price of our shares was CHF 9.27 ($10.22 based on exchange rates on such date) per share on the SIX Swiss Exchange and $10.15 per share as reported by the Nasdaq Stock Market.

SIX Swiss Exchange

        The following table sets forth certain historical share price information for the Company's shares traded on the SIX Swiss Exchange, as reported by the SIX Swiss Exchange. The U.S. dollar equivalent is based on the noon buying rate on the trading day of the month in which the high or low closing sales price occurred. The noon buying rate is the rate in New York City for cable transfers in selected currencies as certified for customs purposes by the Federal Reserve Bank of New York.

	Price per share on the SIX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal year 2012:
First quarter	13.95	8.65	15.22	10.35
Second quarter	9.87	5.99	11.81	8.05
Third quarter	8.94	6.65	10.17	7.27
Fourth quarter	8.24	6.57	8.95	7.07
Fiscal year 2011:
First quarter	18.76	14.76	17.48	13.66
Second quarter	17.25	14.24	16.54	13.18
Third quarter	20.53	16.64	20.64	17.08
Fourth quarter	18.78	16.12	19.28	17.50

Nasdaq Global Select Market

        The following table sets forth certain historical share price information for the Company's shares traded on the Nasdaq Global Select Market.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal year 2012:
First quarter	14.84	10.48
Second quarter	11.64	7.72
Third quarter	10.34	7.21
Fourth quarter	8.91	7.20
Fiscal year 2011:
First quarter	17.84	13.41
Second quarter	16.54	13.36
Third quarter	21.89	17.02
Fourth quarter	19.97	17.69

Dividends

        Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's board of directors. Logitech has not paid dividends since 1996 in order to retain earnings for use in the operation and expansion of the business and, in more recent years, to repurchase its shares.

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

        In accordance with the tax convention between the United States and the Swiss Confederation ("Treaty"), a mechanism is provided whereby a United States resident (as determined under the Treaty), and United States corporations, other than U.S. corporations having a "permanent establishment" or a fixed base, as defined in the Treaty, in Switzerland, generally can obtain a refund of the Swiss anticipatory tax withheld from dividends in respect of Logitech shares, to the extent that 15% of the gross dividend is withheld as final withholding tax (i.e. 20% of the gross dividend may generally be refunded). In specific cases, U.S. companies not having a "permanent establishment" or a fixed base in Switzerland owning at least 10% of Logitech registered shares may receive a refund of the Swiss anticipatory tax withheld from dividends to the extent it exceeds 5% of the gross dividend (i.e. 30% of the gross dividend may be refunded). To get the benefit of a refund, holders must beneficially own Logitech shares at the time such dividend becomes due.

Share Repurchases

        The following table presents certain information related to purchases made by Logitech of its equity securities (in thousands, except per share amounts):

				Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share
Period		in USD	in CHF
April 2011	—	—	—	$250,000
May 2011	—	—	—	250,000
June 2011	—	—	—	250,000
July 2011	—	—	—	250,000
August 2011	7,329	9.54	7.62	180,061
September 2011	280	10.83	8.61	177,030
October 2011	—	—	—	177,030
November 2011	—	—	—	177,030
December 2011	—	—	—	177,030
January 2012	1,780	7.51	6.90	163,662
February 2012	7,195	8.55	7.79	102,145
March 2012	925	8.53	7.66	94,255

Total	17,509

        In fiscal year 2012, the following approved share buyback programs were in place (in thousands):

Date of Announcement	Approved Share Amount	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	12,075	$94,255
September 2008	8,344	250,000	August 2013	—	—	—

(1)
Represents an estimate of the shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2012, $94.3 million, divided by the adjusted close price of the Company's shares traded on the SIX Swiss Exchange as of the same date, $7.81 per share.

        The Company intends to request shareholder approval at the Company's next Annual General Meeting of Shareholders to cancel the 9.9 million shares repurchased under the September 2008 amended share buyback program.

Performance Graph

        The information contained in the Performance Graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

        The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2007, and calculates the annual return through March 31, 2012. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year cumulative total return

	March 31,
	2007	2008	2009	2010	2011	2012
Logitech	$100	$91	$37	$59	$65	$28
Nasdaq Composite Index	$100	$94	$63	$99	$115	$128
S&P 500 IT Index	$100	$93	$56	$82	$93	$99

ITEM 6.    Selected Financial Data

        The selected financial data set forth below as of March 31, 2012 and 2011, and for the fiscal years ended March 31, 2012, 2011 and 2010, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of March 31, 2010, 2009 and 2008, and for the fiscal years ended March 31, 2009 and 2008 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$2,316,203	$2,362,886	$1,966,748	$2,208,832	$2,370,496
Gross profit	776,589	836,506	626,896	691,226	849,118
Operating expenses:
Marketing and selling	423,854	420,580	304,788	319,167	324,451
Research and development	162,331	156,390	135,813	128,755	124,544
General and administrative	118,423	116,880	106,147	113,103	113,443
Restructuring charges	—	—	1,784	20,547	—

Total operating expenses	704,608	693,850	548,532	581,572	562,438
Operating income	71,981	142,656	78,364	109,654	286,680
Net income	$71,458	$128,460	$64,957	$107,032	$231,026
Net income per share:
Basic	$0.41	$0.73	$0.37	$0.60	$1.27
Diluted	$0.41	$0.72	$0.36	$0.59	$1.23
Shares used to compute net income per share:
Basic	174,648	176,928	177,279	178,811	181,362
Diluted	175,591	178,790	179,340	182,911	187,942
Net cash provided by operating activities	$196,142	$156,742	$365,259	$200,587	$393,079

	March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$478,370	$477,931	$319,944	$492,759	$482,352
Short-term investments	$—	$—	$—	$1,637	$3,940
Total assets	$1,856,494	$1,861,556	$1,599,678	$1,421,530	$1,526,932
Shareholders' equity	$1,150,241	$1,205,001	$999,715	$997,708	$960,044

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth above in Item 1A "Risk Factors," and below in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

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

        Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories.

        Our peripherals research and product management teams are organized along product lines, and are responsible for product strategy, industrial design and development, and technological innovation. Our marketing and sales organization helps define product opportunities and bring our products to market, and is responsible for building the Logitech brand and consumer awareness of our products. This organization is comprised of retail sales and marketing groups. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia). In addition, at the start of fiscal year 2012 we established an organization focused on developing and selling products for enterprise markets, including peripherals for unified communications applications. This group combines product management and sales personnel for enterprise products, including our OEM (original equipment manufacturer) sales team, into one organization.

        We sell our peripheral products to a network of distributors, retailers, and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers, and online merchants. Sales of peripherals to our retail channels were 86% and 85% of our net sales for the fiscal years ended March 31, 2012 and 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world's largest PC manufacturers. Sales to OEM customers were 8% and 9% of our net sales for the fiscal years ended March 31, 2012 and 2011.

        Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The

LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our webcam and video communications groups. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales in the fiscal years ended March 31, 2012 and 2011.

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

        We are developing new categories of products, such as tablet accessories, expanding in emerging retail markets, such as China, Russia, India and Latin America, increasing our presence in digital music, and entering new product arenas, such as hosted video conferencing as a service, and peripherals and services for UC (unified communications). As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

        As we address the current and future market challenges we face, we are evaluating our current product portfolio and roadmap to align our resources, prioritize our investments, fill product gaps, and introduce more innovative, differentiated products. From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

        Our total net sales for the fiscal year ended March 31, 2012 decreased 2% compared with the fiscal year ended March 31, 2011. Growth in our Asia Pacific region, led by China, was offset by sales declines in our Americas and EMEA regions.

        Retail sales in fiscal year 2012 decreased 1% and retail units increased 3% compared with fiscal year 2011. Our overall retail average selling price in fiscal year 2012 declined 4% compared with fiscal year 2011.

        Retail sales in our Asia Pacific region increased 18% in fiscal year 2012 compared with fiscal year 2011. China continued to be the single biggest driver in the region, with sales up by 58% in fiscal year 2012. Retail sales in our Americas region decreased by 9%, due to lower sales from Logitech Revue and our Google TV peripherals, which were impacted by the price drop implemented in our second fiscal quarter of 2012 and our exit from the product line, and weak performance in the digital home and video categories. Lackluster economic conditions in Western Europe and product gaps in our video and remotes product categories led to the decrease in EMEA retail sales of 2% in fiscal year 2012. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the percentage changes in our constant dollar retail sales would have been an increase of 15% in Asia Pacific, a decrease of 7% in the Americas, and a decrease of 4% in EMEA.

        OEM sales decreased 17% in fiscal year 2012 compared with fiscal year 2011, and OEM units sold increased 1%, primarily due to increased pointing device sales.

        Sales of LifeSize Communications products, which were 6% of total net sales in both fiscal years 2012 and 2011, increased by 10% in fiscal year 2012 compared with fiscal year 2011.

        Our gross margin for fiscal year 2012 was 33.5% compared with 35.4% in the prior fiscal year, due to increased manufacturing and distribution costs, a $34.1 million inventory valuation adjustment related to Logitech Revue and related peripherals, and an unfavorable shift in retail product mix towards products with lower average selling prices. Operating expenses for fiscal year 2012 were 30.4% of net sales compared with 29.4% in fiscal year 2011. The increase in operating expenses was primarily due to the expansion of LifeSize, increased investment in areas of future growth opportunities, such as China, and new product development, offset by lower advertising, marketing, bonus and stock compensation expenses.

        Net income for the year ended March 31, 2012 was $71.5 million, compared with net income of $128.5 million in fiscal year 2011. The decline in net income was due to lower net sales, lower gross margin, and increased operating expenses.

Trends in Our Business

        Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. We believe Logitech's future sales growth will be determined by our ability to create innovative products across all digital platforms, and our ability to increase sales in emerging markets, digital music, products for enterprises, and LifeSize video conferencing.

        The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs have rapidly changed the market and usage model for PC peripherals. Logitech has begun to offer peripherals and accessories to augment the use of mobile devices. For example, consumers are optimizing their audio experiences on their tablets and smartphones with premium earphones and speakers that pair easily with their mobile devices. And they are enhancing their tablet experience with a range of accessories and peripherals such as the Logitech Keyboard Case that enable them to create, consume and share digital content more conveniently and comfortably. However, consumer acceptance and demand for our products for tablets and other mobile devices is still developing.

        In our traditional, mature markets, such as North America, Western and Nordic Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for PCs and peripherals is slowing and potentially may decline in future years. We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, with the result that China was our third-largest country in retail sales for fiscal year 2012. We are also expanding our presence and our sales in Russia, India and Latin America. We believe these markets offer high potential for us, but growing and conducting business in these markets will continue to require significant investment and management focus, and our return on investment is not certain due to, among other things, the challenges presented by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets.

        We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a significant and natural growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Today's consumers consider listening to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption, including Logitech UE earphones and speakers, and Squeezebox Wi-Fi music players. As we have increased our focus on products for the consumption of digital music, we are encountering competitors with higher consumer recognition and retailer shelf space, which may challenge our success in the digital music arena.

        We are also increasing our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies' choices in the information technologies they deploy to their employee base, and this consumerization of information technology has made the enterprise market open to embracing consumer technology and design. While our LifeSize division has extensive experience in developing and selling products for enterprises, we are still in the early stages of our enterprise market team's efforts for our productivity peripherals and related services. Growing our enterprise business will continue to require investment in creation of business-specific products, targeted product marketing, and sales channel development.

        Our video conferencing segment represented 6% of our net sales for the fiscal years ended March 31, 2012 and 2011. The trend among businesses and institutions to use video conferencing offers a key growth opportunity for Logitech. However, the growth of our video conferencing segment depends in part on our ability to increase sales to enterprises with installed bases of competitor equipment, and to enterprises that may purchase competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions.

        Sales of retail video products represented 11% and 13% of our total retail sales for the fiscal years ended March 31, 2012 and 2011. Future sales of tethered consumer webcams in the consumer market is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers as the quality of embedded webcams improves. At the beginning of the quarter ended March 31, 2012, we launched the Logitech HD Pro Webcam C920. This product is an example of how we intend to enhance our webcam product line-up by enabling experiences that cannot be easily achieved with an embedded webcam.

        Sales in our digital home category have declined significantly. We believe the disappointing sales results for Harmony fiscal year 2012 reflect the aging of our Harmony products at the mid- and high-level price points as we previously directed significant digital home engineering and marketing resources towards our Logitech Revue and related peripherals for Google TV. We have exited the Google TV product category, and we plan to strengthen our Harmony line in fiscal year 2013.

        Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. OEM sales accounted for 8% and 9% of total revenues during the fiscal years ended March 31, 2012 and 2011. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

        We continue to evaluate potential acquisitions to enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings.

        Our balance sheet includes goodwill of $220.9 million related to various past acquisitions which are part of our peripherals reporting unit, and $339.7 million related to our video conferencing reporting unit. We perform our annual goodwill impairment test annually as of December 31, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company specific factors described in our Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. Management performed a goodwill impairment analysis, as described in Note 9 to our consolidated financial statements, of each of our reporting units as of December 31, 2011, and determined that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 30% of the carrying value, and the fair value of our video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 80% of the carrying value. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Adverse changes in the Company's expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

        Most of our revenue comes from sales to our retail channels, which resell to consumers, retailers and distributors. As a result, our customers' demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers, and their customers, choose to maintain. We use sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

        Although our financial results are reported in U.S. dollars, approximately 45% of our sales for the fiscal year ended March 31, 2012 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen, Canadian dollar and Australian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros, and, to a lesser extent, 29 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase

        Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which alter our product gross margins. Gross margins for the fiscal year ended March 31, 2012 were 33.5%, compared with 35.4% in fiscal year 2011, primarily due to increased manufacturing and distribution costs, a $34.1 million inventory valuation adjustment related to Logitech Revue and related peripherals, and an unfavorable shift in retail product mix towards products with lower average selling prices.

        Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the fiscal years ended March 31, 2012 and 2011, the income tax provisions were $19.8 million and $20.0 million based on effective income tax rates of 21.7% and 13.5% of pre-tax income. The change in the effective income tax rate for the fiscal year ended March 31, 2012 compared with 2011 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in fiscal year ended March 31, 2011 for the closure of income tax audits in certain jurisdictions. The Company is under examination in various tax jurisdictions. The Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

        We consider an accounting estimate critical if it: (i) requires management to make judgments and estimates about matters that are inherently uncertain; and (ii) is important to an understanding of Logitech's financial condition and operating results.

        We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

        We believe the following accounting estimates are most critical to our business operations and to an understanding of our financial condition and results of operations, and reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accruals for Customer Programs

        We record accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. An allowance against accounts receivable is recorded for accruals and program activity related to our direct customers and those indirect customers who receive payments for program activity through our direct customers. An accrued liability is recorded for accruals and program activity related to our indirect customers who receive payments directly and do not have a right of offset against a receivable balance. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

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

        Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing arrangements. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

        Customer Incentive Programs.    Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company's discretion for the primary benefit of end-users. Estimated costs of consumer rebates and similar incentives are recorded at the time the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

        Pricing Programs.    We have agreements with certain of our customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At management's discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Estimates of expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

        We regularly evaluate the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to revenue or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

Investment Securities

        Our investment securities portfolio as of March 31, 2012 and 2011 consisted of bank time deposits, marketable securities related to a deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages. The bank time deposits are classified as cash equivalents, and are recorded at cost, which approximates fair value. The marketable securities related to the deferred compensation plan are classified as non-current trading investments, and are recorded at fair value based on quoted market prices. The auction rate securities are classified as non-current available-for-sale assets, and are recorded at estimated fair value, determined by estimating future cash flows through time according to each security's terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments are discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. The markets for the auction rate securities which the Company holds as of March 31, 2012 have failed since August 2007 and are not expected to resume in the foreseeable future, if at all.

Allowance for Doubtful Accounts

        We sell our products through a worldwide network of distributors, retailers, value-added resellers, business enterprises and OEM customers. Logitech generally does not require any collateral from its customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers' financial condition.

        We regularly evaluate the collectibility of our accounts receivable and maintain allowances for doubtful accounts. The allowances are based on management's assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as the Company's historical experience with bad debts and customer deductions, receivables aging, current economic trends and geographic or country-specific risks and the financial condition of our distribution channel. If management determines that a customer's accounts receivable balance is uncollectible, recognition of revenue from that customer is deferred until collectibility is reasonably assured.

        As of March 31, 2012, one customer group represented 14% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 55% of total accounts receivable as of March 31, 2012. A deterioration of a significant customer's financial condition could cause actual write-offs to be materially different from the estimated allowance. If any of these customers' receivable balances should be deemed uncollectible or if actual write-offs are higher than historical experience, we would have to make adjustments to our allowance for doubtful accounts, which could result in an increase in the Company's operating expenses.

Inventory Valuation

        The Company must order components for its products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.

        We record inventories at the lower of cost or market value and record write-downs of inventories which are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. We identify inventory exposures by comparing inventory on hand, in the channel and on order to historical and forecasted sales over six month periods. Inventory on hand which is not expected to be sold or utilized based on review of forecasted sales and utilization is considered excess, and we recognize the write-off in cost of sales at the time of such determination. The write-off is determined by comparison of the current replacement cost with the estimated selling price less any costs of completion and disposal (net realizable value) and the net realizable value less an allowance for normal profit. At the time of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs which could adversely affect gross margins in the period when the write-downs are recorded.

Share-Based Compensation Expense

        Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (restricted stock units) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value was deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award. For share-based compensation awards granted prior to but not yet vested as of April 1, 2006, share-based compensation expense is based on the grant-date fair value estimated using the Black-Scholes-Merton option-pricing valuation model reduced for estimated forfeitures, and recognized on a straight-line basis over the service period for each separately vesting portion of the award. See Note 4—Employee Benefit Plans in the Notes to Consolidated Financial Statements for further discussion of share-based compensation.

        Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. We use historical data to estimate pre-vesting forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company's history and future expectations of dividend payouts.

        The assumptions used in calculating the fair value of share-based compensation expense and related tax effects represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our share-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.

Accounting for Income Taxes

        Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company's effective income tax rate may be affected by the changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

        We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. We believe it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. When we determine that we are not able to realize all or part of our deferred tax assets, an adjustment is charged to earnings in the period when such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

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

  •
  significant changes in the manner of use of the assets or the strategy for the Company's overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in the Company's stock price for a sustained period; and

  •
  market capitalization relative to net book value.

        Recoverability of investments, property, plant and equipment, and other intangible assets is measured by comparing the projected undiscounted cash flows the asset is expected to generate with its carrying amount. If an asset is considered impaired, the impairment to be recognized is measured by the excess of the carrying amount of the asset over its fair value.

        We perform our annual goodwill impairment test annually as of December 31, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company specific factors described in our Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. Management performed a goodwill impairment analysis, as described in Note 9 to our consolidated financial statements, of each of our reporting units as of December 31, 2011, and determined that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 30% of the carrying value, and the fair value of our video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 80% of the carrying value. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Adverse changes in the Company's expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

        In determining fair value, we consider various factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized, and other variables. We calculate the Company's fair value based on the present value of projected cash flows using a discount rate determined by management to be commensurate to the risk inherent in the Company's current business model. We also consider the Company's operating results, market capitalization, business climate, and other factors. To date, we have not recognized any impairment of goodwill. Logitech bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain.

Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of ASU 2011-08 is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Results of Operations

Net Sales

        Net sales by channel for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Retail	$1,982,783	$2,005,210	$1,745,152	(1)%	15%
OEM	185,959	223,775	198,364	(17)%	13%
LifeSize	147,461	133,901	23,232	10%	476%

Total net sales	$2,316,203	$2,362,886	$1,966,748	(2)%	20%

        Our retail sales in fiscal year 2012 were essentially flat compared with fiscal year 2011, as the retail sales increase in Asia Pacific region was offset by declines in the Americas and EMEA regions. In fiscal year 2011, our retail sales increased over fiscal year 2010 due to increased consumer demand as sales recovered from the global economic downturn. Retail units sold increased 3% and 19% in fiscal years 2012 and 2011 compared with the preceding fiscal years. Our overall retail average selling price declined 4% and 3% in fiscal years 2012 and 2011 compared with the preceding fiscal years. Products priced below $40 represented approximately 55%, 56% and 57% of retail sales in fiscal years 2012, 2011 and 2010, while products priced above $100 represented 13% of retail sales in fiscal year 2012, 18% in fiscal year 2011 and 15% in fiscal year 2010. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, our constant dollar retail sales decrease would have been 3%. For both fiscal years 2011 and 2010 compared with the preceding fiscal years, our constant dollar retail sales increase would have been 18%.

        OEM units sold decreased 12% in fiscal year 2012 and increased 9% during fiscal year 2011 compared with the preceding fiscal years. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, our constant dollar OEM sales would have decreased 18%. If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, our constant dollar OEM sales would have increased 12%. OEM sales declined in fiscal year 2012 primarily in gaming and keyboards/desktops. The OEM sales increase in fiscal year 2011 was the result of strong keyboard and headset sales.

        LifeSize net sales increased in fiscal year 2012 over 2011, primarily driven by growth in the EMEA and Asia Pacific regions, with strong growth in Russia, China and Australia. Sales of infrastructure software and hardware grew due to the launch of the LifeSize Bridge and the LifeSize UVC Video Center in late fiscal year 2011. LifeSize sales for fiscal year 2010 represent sales for the period from December 11, 2009, the date of acquisition, to the end of the fiscal year. Foreign currency exchange rates did not affect LifeSize sales.

        The following table presents the approximate percentage of the Company's total net sales that were denominated in currencies other than the U.S. dollar in fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Currencies other than USD	45%	42%	49%

        If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, and in fiscal years 2011 and 2010, the percentage changes in our constant dollar net sales would have been:

	2012	2011
Retail	(3)%	18%
OEM	(18)%	12%
LifeSize	10%	476%

Total net sales	(3)%	22%

        We refer to our net sales excluding the impact of foreign currency exchange rates as constant dollar sales. Constant dollar sales are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in net sales. Constant dollar sales are calculated by translating prior period sales in each local currency at the current period's average exchange rate for that currency.

Retail Sales by Region

        The following table presents the change in retail sales by region and the change in constant dollar retail sales if foreign currency exchange rates had been the same in fiscal year 2012 compared with fiscal year 2011, and fiscal year 2011 compared with fiscal year 2010:

	2012 vs 2011			2011 vs 2010
	Change in Retail Units Sold	Change in Retail Sales	Change in Constant Dollar Retail Sales	Change in Retail Units Sold	Change in Retail Sales	Change in Constant Dollar Retail Sales
Asia Pacific	26%	18%	15%	53%	37%	33%
Americas	(5)%	(9)%	(7)%	14%	28%	28%
EMEA	(3)%	(2)%	(4)%	9%	(2)%	4%

Total retail sales	3%	(1)%	(3)%	19%	15%	18%

        Asia Pacific region achieved double-digit retail sales increases in all product families except Digital Home, led by strong sales increases in pointing devices and keyboards/desktops. Retail sales in China increased 58% in fiscal year 2012 compared with 2011, as a result of our increased investment in sales and marketing efforts in the country. In fiscal year 2012, China was our third largest country in terms of net revenue. In fiscal year 2011, retail sales in the Asia Pacific region increased in all product families compared with fiscal year 2010, also based on strong sales in China. Retail sell-through in the Asia Pacific region increased 15% in fiscal year 2012 over 2011, and grew 20% in fiscal year 2011 compared with 2010.

        In the Americas region, retail sales for fiscal year 2012 compared with 2011 increased in keyboards/desktops, were flat in audio, and declined in all other product families, particularly Digital Home, Video and Pointing Devices. Digital Home sales declined $14.3 million due to lower sales of Logitech Revue for Google TV, reflecting our decision to lower the retail price of the product and not produce any more units. Retail sales for fiscal year 2011 increased in all product families compared with the preceding year. Retail sell-through in the Americas region increased 2% in fiscal year 2012 over 2011, compared with 15% in fiscal year 2011 over 2010.

        Retail sales in the EMEA region rebounded in the fourth quarter of fiscal year 2012, primarily due to improved execution and management of programs with our channel partners. On a year to date basis, sales increased for the keyboards/desktops and audio product families, and declined in Digital Home and Video. Retail sales in the EMEA region decreased in most product families in fiscal year 2011 compared with 2010, as a result of the uneven economic recovery, particularly in western Europe, and ineffective regional pricing and channel management programs. Retail sell-through in the EMEA region increased 1% in fiscal year 2012 compared with a 12% increase in fiscal year 2011.

        We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales.

Net Retail Sales by Product Family

        Net retail sales by product family for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Net retail sales by product family:
Retail—Pointing Devices	$619,505	$618,404	$528,236	0%	17%
Retail—Keyboards & Desktops	447,991	386,968	329,038	16%	18%
Retail—Audio	483,485	466,927	454,957	4%	3%
Retail—Video	215,657	255,015	228,344	(15)%	12%
Retail—Gaming	111,480	104,545	107,595	7%	(3)%
Retail—Digital Home	104,665	173,351	96,982	(40)%	79%

Total net retail sales	$1,982,783	$2,005,210	$1,745,152	(1)%	15%

        Logitech's Pointing Devices product family includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and tablet keyboards and keyboard cases. Audio includes speakers and headset products for the PC, the home, the tablet and other mobile entertainment platforms, and Squeezebox wireless music. Our video product category is comprised of PC webcams and Alert video security systems. Gaming includes console and PC gaming peripherals. The Digital Home product category combines our Harmony Remote controls and Logitech Revue with related peripherals. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

  Retail Pointing Devices

        Retail unit sales of our pointing devices increased 7% and 27% in fiscal years 2012 and 2011 compared with the preceding fiscal years. The stronger growth in units reflects the success of our value-priced offerings, particularly in the Asia Pacific region, where sales in dollars increased 20% in fiscal year 2012 and 57% in fiscal year 2011 compared with the preceding fiscal years. In our Americas and EMEA regions, sales in dollars decreased 9% and 1% in fiscal year 2012, compared with increases of 21% and 0% in fiscal year 2011. Sales of cordless mice increased 5% in fiscal year 2012 and 27% in fiscal year 2011. Unit sales of cordless mice grew 17% in fiscal year 2012 and 52% in fiscal year 2011, driven by strong sales of our value-priced cordless notebook mice, including the Wireless Mouse M185 and the Wireless Mouse M315 in 2012, and the Wireless Mouse M215 and the Wireless Mouse M310 in 2011. Sales of corded mice decreased 7% in fiscal year 2012 compared with 2011, with units decreasing 3%. In fiscal year 2011, sales of corded mice decreased 7% compared with 2010, with units increasing 6%.

  Retail Keyboards and Desktops

        Retail unit sales of keyboards and desktops increased 7% during fiscal year 2012 and 23% during fiscal year 2011, compared with the preceding fiscal years. Sales in dollars increased 28%, 16% and 7% in our Asia Pacific, Americas and EMEA regions in fiscal year 2012 compared with 2011. In fiscal year 2011, sales in dollars increased 52% and 35% in our Asia Pacific and Americas regions, but declined 6% in our EMEA region. Sales of cordless keyboards and desktops increased 14% and units increased 27% in fiscal year 2012 compared with 2011, with strong sales of the Wireless Combo MK250, and the Wireless Combo MK220. Sales of cordless keyboards and desktops in fiscal year 2011 increased 28% and units increased 39% compared with 2010, with strong sales of the Wireless Keyboard K250 and the Wireless Desktop MK320. Sales of corded keyboards and desktops decreased 13% in dollars and 10% in units in fiscal year 2012. In fiscal year 2011, sales of corded keyboards and desktops increased 4% in dollars and 15% in units.

  Retail Audio

        Retail audio unit sales decreased 1% in fiscal year 2012 and increased 2% in fiscal year 2011, compared with the preceding fiscal years. Sales in dollars increased 1%, 3% and 14% in the Americas, EMEA and Asia Pacific regions, in fiscal year 2012 compared with 2011. In fiscal year 2011 compared with 2010, sales in dollars increased 23% and 7% in the Americas and Asia Pacific regions, and decreased 10% in the EMEA region. The growth in fiscal year 2012 was led by our digital music speakers and Ultimate Ears products. Digital music speakers increased 13% in dollars and 19% in units, following a decrease of 11% in dollars and 6% in units in fiscal year 2011. The Logitech Mini Boombox, a compact Bluetooth sound system that we began shipping in the latter part of fiscal year 2012, contributed significantly to the growth in the digital music speaker category. Retail sales of Ultimate Ears products increased 51% fiscal years 2012, following a 1% decrease in 2011, and unit sales increased 49% and 36% in the same periods.

  Retail Video

        Retail unit sales of our video products decreased 15% in fiscal year 2012, compared with an increase of 20% in fiscal year 2011. The 15% sales decrease in fiscal year 2012 was mainly due to weakness in the webcam product line, which continued to be negatively impacted by the combination of market trends and gaps in our product portfolio. The future sales for webcams in the consumer market is unclear, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We continue to enhance our product line-up by enabling experiences that cannot be easily achieved with an embedded webcam. For example, we experienced strong growth with our initial launch of the Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype, in the latter part of the fiscal year 2012. The 12% sales increase in fiscal year 2011 was due in part to our video security products, which were negatively affected in fiscal year 2010 by the product transition to our new Logitech Alert HD digital video security system, launched in August 2010. Sales in dollars decreased 25% and 12% in the Americas and EMEA regions, and increased 11% in the Asia Pacific region in fiscal year 2012 compared with 2011. In fiscal year 2011 compared with 2010, sales in dollars increased 17%, 13% and 9% in the Asia Pacific, Americas and EMEA regions.

  Retail Gaming

        Retail unit sales of our gaming peripherals decreased 3% in fiscal year 2012, compared with a decrease of 27% in fiscal year 2011. Retail sales increased 7% in fiscal year 2012, compared with a decrease of 3% in fiscal year 2011. The growth was entirely due to PC gaming, with growth driven by steering wheels, but partially offset by sales declines in console gaming. PC gaming sales increased 22% in dollars and 9% in units in fiscal year 2012, compared with a decrease of 12% in dollars and 20% in units in fiscal year 2011. Console gaming sales decreased 28% in dollars and 47% in units in fiscal year 2012, compared with an increase of 21% in dollars and a decrease of 37% in units in fiscal year 2011. Sales in the Asia Pacific and EMEA regions grew 31% and 5% in fiscal year 2012, while the Americas region declined 5%. In fiscal year 2011, sales in dollars declined 11% in EMEA, but grew 15% and 6% in the Asia Pacific and Americas regions.

  Retail Digital Home

        Retail unit sales in our digital home category, which includes Harmony remotes, Logitech Revue, and our Google TV peripherals, declined 17% in fiscal year 2012, compared with the growth experienced in fiscal year 2011. Sales of Harmony remotes declined 37% in dollars and 22% in units in fiscal year 2012, compared with increases of 46% in dollars and 79% in units in fiscal year 2011. The sales decline in fiscal year 2012 was experienced across all regions. We are overdue for a meaningful refresh across much of the remotes category and we plan to strengthen our Harmony line-up in the coming months. Sales of Logitech Revue and our Google TV peripherals, which were launched during fiscal year 2011, decreased 52% in dollars but increased 46% in units due to the impact of the price drop in our second fiscal quarter of 2012 and our exit from the product line. In fiscal year 2011, sales of Logitech Revue and associated peripherals for Google TV were $26.7 million.

Gross Profit

        Gross profit for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Net sales	$2,316,203	$2,362,886	$1,966,748	(2)%	20%
Cost of goods sold	1,539,614	1,526,380	1,339,852	1%	14%

Gross profit	$776,589	$836,506	$626,896	(7)%	33%

Gross margin	33.5%	35.4%	31.9%

        Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

        The decline in gross margin in fiscal year 2012 compared with 2011 resulted from increased manufacturing and distribution costs due to higher labor and obsolescence costs, from a $34.1 million inventory valuation adjustment reflecting the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers, and an unfavorable shift in retail product mix towards products with lower average selling prices. The improvement in the gross margin percentage in fiscal year 2011 over 2010 was primarily related to a favorable shift in retail product mix, operational efficiencies in our supply chain costs, and lower obsolescence write-downs, somewhat offset by the negative impact of the weaker euro during most of fiscal year 2011.

Operating Expenses

        Operating expenses for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Marketing and selling	$423,854	$420,580	$304,788	1%	38%
% of net sales	18.3%	17.8%	15.5%
Research and development	162,331	156,390	135,813	4%	15%
% of net sales	7.0%	6.6%	6.9%
General and administrative	118,423	116,880	106,147	1%	10%
% of net sales	5.1%	4.9%	5.4%
Restructuring charges	—	—	1,784	0%	(100)%
% of net sales	0.0%	0.0%	0.1%

Total operating expenses	$704,608	$693,850	$548,532	2%	26%

% of net sales	30.4%	29.4%	27.9%

        The increase in total operating expenses as a percentage of net sales was primarily due to the addition of LifeSize expenses beginning in December 2009, and increased investment in areas which we believe represent future growth opportunities. Fiscal year 2010 also included $6.6 million in transactions costs related to the acquisition of LifeSize and $1.8 million in restructuring charges associated with the restructuring plan initiated in January 2009.

        On April 25, 2012, we announced a restructuring plan to reduce operating costs and improve financial results. We estimate pre-tax restructuring charges related to employee termination costs, contract termination costs, and other associated costs of approximately $25 million to $40 million will be incurred in connection with the restructuring plan, which is expected to be completed within fiscal year 2013.

        We refer to our operating expenses excluding the impact of foreign currency exchange rates as constant dollar operating expenses. Constant dollar operating expenses are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating prior period operating expenses in each local currency at the current period's average exchange rate for that currency.

  Marketing and Selling

        Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

        Marketing and selling expense increased 1% in fiscal year 2012 compared with 2011, primarily from higher personnel-related expenses resulting from increased headcount for LifeSize, the enterprise market team, and the Asia Pacific region, higher infrastructure costs to support the additional headcount, and the settlement of a customer bankruptcy dispute. These increases were substantially offset by a decrease in variable demand generation activities compared with fiscal year 2011, and a decrease in accrued bonus expense resulting from lower than anticipated profitability levels.

        The increase in marketing and selling expense in fiscal year 2011 compared with fiscal year 2010 resulted primarily from the addition of LifeSize sales and marketing personnel in December 2009, variable demand generation activities, and increased personnel costs. In fiscal year 2011, we invested approximately $32 million in variable demand generation activities focused on Harmony remotes and Logitech Revue. Non-LifeSize personnel costs increased due to a 14% increase in headcount, partly to support the expansion of sales efforts in China, and normal salary and bonus increases compared with fiscal year 2010.

        If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been a decrease of 1% instead of an increase of 1%. The percentage changes in constant dollar marketing and selling expense for fiscal years 2011 and 2010 compared with the preceding years were the same as the percentage changes in U.S. dollars.

  Research and Development

        Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

        The 4% increase in research and development expense from fiscal year 2011 to 2012 was primarily due to higher personnel-related expenses, mainly from our LifeSize division, and from increased investments in product development for Pointing Devices, Audio and Digital Home. These increases were offset in part by decreases in accrued bonus expense resulting from lower than anticipated profitability levels, lower share-based compensation expense, and cost containment efforts in consulting and outsourcing.

        The increase in research and development expense for fiscal year 2011 compared with 2010 was due to the addition of LifeSize personnel and expenses. Research and development expenses in our peripherals business remained largely flat in fiscal year 2011 compared with 2010, as expenditures were re-aligned from mature product lines and multiple similar products to product lines with expected future growth potential.

        If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the change in constant dollar research and development expense would have been an increase of 1% instead of 4%. If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, the change in constant dollar research and development expense would have been 13%.

  General and Administrative

        General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

        General and administrative expense increased by 1% from fiscal year 2011 to 2012, primarily due to higher personnel-related expenses resulting from increased headcount, mainly from our LifeSize division, offset in part by a decrease in accrued bonus expense resulting from lower than anticipated profitability levels and lower share-based compensation expense resulting from executive departures.

        General and administrative expense excluding LifeSize increased moderately in fiscal year 2011 compared with 2010, primarily due to increased personnel expenses resulting from normal salary and bonus increases related to our improved profitability compared with the preceding fiscal year.

        If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been a decrease of 1% instead of an increase of 1%. If foreign currency exchange rates had been the same in fiscal years 2011 and 2010, the percentage change in constant dollar general and administrative expenses would be the same as the percentage change in U.S. dollars.

Interest Income, Net

        Interest income and expense for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Interest income	$3,121	$2,343	$2,406	33%	(3)%
Interest expense	(447)	(27)	(286)	1556%	(91)%

Interest income, net	$2,674	$2,316	$2,120	15%	9%

        In fiscal year 2012 compared with 2011, interest income was higher primarily due to higher interest rates. In fiscal year 2011 compared with 2010, interest income was slightly lower due to lower invested balances offset by slightly higher interest rates.

        The increase in interest expense from fiscal year 2011 to fiscal year 2012 represents commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income, Net

        Other income and expense for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Gain on sale of buildings	$8,967	$838	$—	970%	—
Gain on sale of available-for-sale securities	6,109	—	—	100%	100%
Foreign currency exchange gains, net	1,575	480	1,720	228%	(72)%
Investment income related to deferred compensation plan	227	1,409	1,221	(84)%	15%
Write-down of investments	—	(43)	(643)	(100)%	(93)%
Other, net	(256)	792	841	132%	6%

Other income, net	$16,622	$3,476	$3,139	378%	11%

        The gain on sale of property and plant for fiscal year 2012 relates to the sale of unused manufacturing properties in China. The gain on sale of building in the fiscal year 2011 relates to the sale of our building in Romanel, Switzerland.

        During fiscal year 2012, the Company sold two of its available-for-sale securities, with a total carrying value of $0.5 million and a total par value of $10.0 million, for $6.6 million, resulting in a gain of $6.1 million.

        Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The gains on currency sales in fiscal years 2012, 2011 and 2010 were largely offset by losses on foreign exchange forward contracts intended to reduce the short-term effects of foreign currency fluctuations on foreign currency receivables or payables. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

        Investment income for fiscal year 2012 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries. Investment income for fiscal year 2011 represents earnings, gains, and losses on the trading investments and changes in the cash surrender value of Company-owned life insurance contracts, related to the same deferred compensation plan. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which represent the trading investments. For fiscal year 2010, investment income consists of changes in the cash surrender value of the deferred compensation plan life insurance contracts.

        We recorded write-downs of $0.04 million and $0.6 million in fiscal years 2011 and 2010 related to other-than-temporary declines in the estimated fair value of our investment securities.

Provision for Income Taxes

        The provision for income taxes and effective income tax rate for fiscal years 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Provision for income taxes	$19,819	$19,988	$18,666
Effective income tax rate	21.7%	13.5%	22.3%

        The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. The Company's effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets.

        The change in the effective income tax rate to 21.7% in fiscal year 2012 compared with 13.5% in 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $7.2 million in fiscal year 2011 from the closure of income tax audits in certain jurisdictions. The change in the effective income tax rate to 13.5% in fiscal year 2011 compared with 22.3% in fiscal year 2010 is primarily due to discrete tax benefits of $13.5 million from the expiration of statutes of limitations and the closure of income tax audits in certain jurisdictions in fiscal year 2011.

        On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development tax credit which had expired on December 31, 2009. As of December 31, 2011, such U.S. federal research tax credit expired. The income tax expense for the fiscal year ended March 31, 2012 reflected a $1.4 million tax benefit for U.S. federal research tax credit.

        As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $143.3 million and $138.1 million, of which $125.4 million and $118.2 million would affect the effective income tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of March 31, 2012, accrued interest and penalties related to uncertain tax positions decreased to $7.5 million from $8.0 million as of March 31, 2011.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company's U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination will not have a material adverse effect on our consolidated operating results.

        In addition, the U.S. Internal Revenue Service is in the process of examining the Company's U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

        Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

        At March 31, 2012, our working capital was $576.7 million, compared with $605.7 million at March 31, 2011. The decrease in working capital over the prior year was primarily due to the decrease in accounts receivable, offset in part by an increase in inventory.

        During fiscal year 2012, operating activities provided net cash of $196.1 million, generated from operations, cash collections on accounts receivables, and increases in current liabilities. We used $51.2 million in investing activities, including $47.8 million for investments in tooling, computer hardware and software, and leasehold improvements. Net cash used by financing activities was $139.4 million, primarily for the repurchase of shares under our share buyback program, offset in part by proceeds of employee stock purchases and the exercise of stock options.

        At March 31, 2012, we had cash and cash equivalents of $478.4 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 66% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 27% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

        In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at March 31, 2012.

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

        The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2012, the Company was in compliance with all covenants and conditions.

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

        The Company has credit lines with several European and Asian banks totaling $77.3 million as of March 31, 2012. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At March 31, 2012, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities. The Company also has credit lines related to corporate credit cards totaling $30.8 million as of March 31, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

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

Cash Flow from Operating Activities

        The following table presents selected financial information and statistics for fiscal years 2012, 2011 and 2010 (dollars in thousands):

	Year Ended March 31,
	2012	2011	2010
Accounts receivable, net	$223,104	$258,294	$195,247
Inventories	$297,072	$280,814	$219,593
Working capital	$576,745	$605,666	$353,370
Days sales in accounts receivable (DSO)(1)	38 days	42 days	33 days
Inventory turnover (ITO)(2)	4.6x	5.2x	6.1x
Net cash provided by operating activities	$196,142	$156,742	$365,259

(1)
DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)
ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

        During fiscal year 2012, the Company's operating activities generated net cash of $196.1 million, compared with $156.7 million in 2011 and $365.3 million in 2009. The increase in fiscal year 2012 compared with 2011 was primarily due to cash generated from operations, lower accounts receivable balances, and a smaller increase in inventories. The decrease in fiscal year 2011 compared with 2010 was the result of higher accounts receivable and inventory balances, due to increased sales, higher DSO, and inventory of the new Logitech Revue product, and smaller increases than fiscal year 2010 in accounts payable and accrued liabilities.

        DSO for fiscal year 2012 decreased by 4 days compared with fiscal year 2011 and increased by 9 days compared with fiscal year 2010. The decrease in fiscal year 2012 over 2011 was primarily from lower accounts receivable balances due to increased cash collections. The increase in fiscal year 2011 over 2010 resulted from a decline in shipment linearity, slight changes in payment terms, and changes in the types of incentive promotions offered.

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

        Inventory turnover decreased between fiscal years 2012 and 2011 and between 2011 and 2010 primarily due to higher inventory levels at fiscal year-end in relation to sales during the fourth quarter.

Cash Flow from Investing Activities

        Cash flows from investing activities during fiscal years 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Purchases of property, plant and equipment	$(47,807)	$(43,039)	$(39,834)
Acquisitions, net of cash acquired	(18,814)	(7,300)	(388,809)
Proceeds from sale of available-for-sale securities	6,550	—	—
Proceeds from sale of property and plant	8,967	2,688	—
Purchases of trading investments	(7,505)	(19,075)	—
Proceeds from sales of trading investments	7,399	6,470	—
Proceeds from cash surrender of life insurance policies	—	11,313	813
Proceeds from sale of business	—	9,087	—
Premiums paid on cash surrender value life insurance policies	—	(5)	—

Net cash used in investing activities	$(51,210)	$(39,861)	$(427,830)

        Our expenditures for property, plant and equipment during fiscal years 2012, 2011 and 2010 were principally for normal expenditures for tooling, computer hardware and software, equipment and leasehold improvements. Purchasing activity in fiscal year 2012 compared with 2011 was higher primarily due to leasehold improvement costs related to our new Americas headquarters.

        In fiscal year 2012, the Company acquired Mirial S.r.l. for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In fiscal year 2011, we acquired substantially all of the assets of Paradial AS for $7.3 million in a business combination. In fiscal year 2010, we acquired LifeSize Communications for $378.6 million, net of cash acquired of $3.7 million, and certain assets of TV Compass for $10 million.

        The Company received $6.6 million from the sale of two available-for-sale securities with a total carrying value of $0.5 million and a total par value of $10.0 million during fiscal year 2012. The gain of $6.1 million was recognized in other income (expense), net.

        Proceeds from the sale of property and plant related to the sale of unused manufacturing properties in China in fiscal year 2012 and the sale of our building in Romanel, Switzerland in fiscal year 2011.

        The purchases and sales of trading investments in fiscal year 2012 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company's subsidiaries. The mutual funds are held by a Rabbi Trust. Prior to December 2010, the deferred compensation plan was invested in Company-owned life insurance contracts. In December 2010, we surrendered the life insurance contracts held in the Rabbi Trust to invest in a Company-selected portfolio of mutual funds.

        In fiscal year 2011, we sold our equity interest in certain 3Dconnexion subsidiaries and the related intellectual property rights for $9.1 million, not including cash retained. The loss resulting from the sale was not material.

Cash Flow from Financing Activities

        The following tables present information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2012, 2011 and 2010 (in thousands except per share amounts):

	Year Ended March 31,
	2012	2011	2010
Purchases of treasury shares(1)	$(156,036)	$—	$(126,301)
Proceeds from sale of shares upon exercise of options and purchase rights	17,591	43,001	28,917
Tax withholdings related to net share settlements of restricted stock units	(966)	(223)	—
Excess tax benefits from share-based compensation	37	3,455	2,814
Repayments of debt	—	—	(13,630)

Net cash provided by (used in) financing activities	$(139,374)	$46,233	$(108,200)

	Year Ended March 31,
	2012	2011	2010
Number of shares repurchased	17,509	—	7,425
Value of shares repurchased(1)	156,036	$—	$126,301
Average price per share	$8.91	$—	$17.01

(1)
Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

        During fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under the Company's September 2008 buyback program. In fiscal year 2010, we repurchased 7.4 million shares for $126.3 million under the buyback program announced in June 2007. The amounts of the repurchases include transaction costs incurred as part of the repurchase. The June 2007 buyback program was completed in March 2010. No share repurchases were made in fiscal year 2011 under the September 2008 buyback program.

        Cash of $17.6 million, $43.0 million and $28.9 million was provided during the fiscal years 2012, 2011 and 2010 from the sale of shares upon exercise of options and purchase rights pursuant to the Company's stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $1.0 million and $0.2 million in cash in fiscal years 2012 and 2011. Tax benefits recognized on the exercise of share-based payment awards provided $0.04 million, $3.5 million and $2.8 million in fiscal years 2012, 2011 and 2010.

        In fiscal year 2010, we repaid $13.6 million of short and long-term debt assumed when we acquired LifeSize Communications.

Cash Outlook

        Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a lesser extent, capital markets and borrowings. Over the past several years, we have generated positive cash flow from our operating activities, including cash from operations of $196.1 million in fiscal year 2012. In fiscal year 2012, although our operating cash flows were negatively affected by a decrease in demand for our products in some regions and by uncertainty regarding future global economic conditions, the levels of our cash and cash equivalents and our working capital remained strong. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, to repurchase our stock, or to acquire or invest in complementary businesses, products, services, and technologies. Additional financing may not be available at all or on terms favorable to us.

        In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at March 31, 2012. As of March 31, 2012, the Company was in compliance with all covenants and conditions.

        In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. In November 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. As of March 31, 2012, the approved amount remaining under the amended September 2008 program was $94.3 million.

        During the second quarter of fiscal year 2012, the U.S. Internal Revenue Service completed its field examinations of tax returns for the Company's U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007.

        In addition, the U.S. Internal Revenue Service is in the process of examining the Company's U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

        Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

        On April 25, 2012, we announced a restructuring plan to reduce operating costs and improve financial results. We estimate pre-tax restructuring charges related to employee termination costs, contract termination costs, and other associated costs of approximately $25 million to $40 million will be incurred in connection with the restructuring plan, which is expected to be completed within fiscal year 2013.

        Other contractual obligations and commitments of the Company which require cash are described in the following sections.

        Based upon our available cash balances, credit lines and credit facility, and the trend of our historical cash flow generation, we believe we have sufficient liquidity to fund operations for at least the next 12 months.

Contractual Obligations and Commitments

        As of March 31, 2012, the Company's outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at March 31, 2012 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$110,999	$20,834	$29,685	$23,339	$37,141
Purchase commitments—inventory	140,549	140,549	—	—	—
Purchase obligations—operating expenses	48,886	48,886	—	—	—
Purchase obligations—capital expenditures	19,554	19,554	—	—	—
Income taxes payable—non-current(1)	137,319	—	—	—	—
Obligation for deferred compensation(1)	14,393	—	—	—	—
Pension and post-employment obligations(1)	43,466	—	—	—	—
Other long-term liabilities(2)	4,018	—	—	—	—

Total contractual obligations and commitments	$519,184	$229,823	$29,685	$23,339	$37,141

(1)
As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table. We expect to contribute approximately $4.5 million to our defined benefit pension plans during fiscal year 2013.

(2)
Other long-term liabilities at March 31, 2012 related to various other obligations. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Operating Leases

        The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of March 31, 2012 were $1.9 million.

        The increase in operating lease commitments to $111.0 million as of March 31, 2012 compared with $72.6 million as of March 31, 2011 was due to approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas and approximately $35 million related to new facilities for our Americas operations in Northern California. Fair value of future rent obligations of approximately $4 million related to the Company's former Americas headquarters will be charged to expense during the first quarter of fiscal year 2013 when the Company ceases use of the facility.

Purchase Commitments

        At March 31, 2012, we have fixed purchase commitments of $140.5 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by March 31, 2012. We also had commitments of $48.9 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $19.6 million at March 31, 2012, and primarily relate to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

        At March 31, 2012, we had $137.3 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $132.0 million in non-current taxes payable as of March 31, 2011. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company's U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination will not have a material adverse effect on our consolidated operating results.

        In addition, the U.S. Internal Revenue Service is in the process of examining the Company's U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

        Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

Obligation for Management Deferred Compensation

        At March 31, 2012, we had $14.4 million in liabilities related to a deferred compensation plan offered by one of the Company's subsidiaries. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table. See Note 4—Employee Benefit Plans for more information.

Pension and Post-Employment Obligations

        At March 31, 2012, we had $43.5 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $4.1 million is payable in the next 12 months. As specific payment dates for these obligations are unknown beyond a 12-month period, the related balances have not been reflected in the "Payments Due by Period" section of the table. See Note 4—Employee Benefit Plans for more information.

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

Guarantees

        Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At March 31, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of March 31, 2012, $3.9 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of March 31, 2012. As of March 31, 2012, $0.7 million of guaranteed purchase obligations were outstanding under these agreements.

        Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $69.1 million as of March 31, 2012. As of March 31, 2012, $16.0 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

        Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. No amounts have been accrued for indemnification provisions at March 31, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

        Logitech also indemnifies its current and former directors and certain of its current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. Logitech is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise.

Research and Development

        For a discussion of the Company's research and development activities, patents and licenses, please refer to Item 1 "Business."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results.

Foreign Currency Exchange Rates

        The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, Australian dollar, Japanese yen, Mexican peso, euro and Canadian dollar. The functional currency of the Company's operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders' equity.

        The table below provides information about the Company's underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2012. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
U.S. dollar	Chinese renminbi	$85,773	$(7,798)	$9,530
Taiwanese dollar	U.S. dollar	17,380	(1,580)	1,931
U.S. dollar	Australian dollar	11,343	(1,031)	1,260
Japanese yen	U.S. dollar	(7,929)	721	(881)
Mexican peso	U.S. dollar	(7,902)	718	(878)
Euro	British pound	7,500	(682)	833
U.S. dollar	Canadian dollar	(3,937)	358	(437)
Euro	Swiss franc	(1,654)	150	(184)
Singapore dollar	U.S. dollar	1,521	(138)	169
Euro	Swedish krona	(957)	87	(106)
U.S. dollar	Swiss franc	(935)	85	(104)
Euro	Norwegian krone	(885)	80	(98)
Euro	Romanian leu	610	(55)	68
Euro	Russian ruble	602	(55)	67
Euro	Polish zloty	(565)	51	(63)

		$99,965	$(9,089)	$11,107

        Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

        The Company's principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At March 31, 2012, net assets held in CNY totaled $85.8 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

        The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of March 31, 2012, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $58.1 million (€43.5 million). Deferred realized losses of $0.3 million are recorded in accumulated other comprehensive loss at March 31, 2012, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.2 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2012 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

        The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

        The notional amounts of foreign exchange forward contracts outstanding at March 31, 2012 relating to foreign currency receivables or payables were $18.7 million. Open forward contracts as of March 31, 2012 consisted of contracts in British pounds to sell euros and contracts in Australian dollars to purchase U.S. dollars at future dates at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2012 were $22.4 million. Swap contracts outstanding at March 31, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese Yen. Unrealized net gains on the contracts outstanding at March 31, 2012 were $0.2 million.

        If the U.S. dollar had appreciated by 10% at March 31, 2012 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.3 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $6.4 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

        Changes in interest rates could impact the Company's anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2012 and March 31, 2011 period end rates would not have a material effect on the Company's results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a) for a listing of financial statements provided in the section titled "Financial Statements and Supplementary Data."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Logitech's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of such date, our disclosure controls and procedures are effective at a level designed to provide reasonable assurance of achieving their stated objectives.

        Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Logitech's management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. Logitech's internal control system was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles in the United States.

        Logitech's management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

        Other information required by this Item may be found in the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2012 ("the Proxy Statement").

        The Company's code of ethics policy entitled, "Business Ethics and Conflict of Interest Policy of Logitech International S.A.," covers members of the Company's board of directors and its executive officers (including the principal executive officer, principal financial officer and controller) as well as all other employees.

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

        Any amendments or waivers of the code of ethics for members of the Company's board of directors or executive officers will be disclosed in the investor relations section of the Company's Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company's next Form 10-K filing. During fiscal year 2012, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

        Logitech's code of ethics is available on the Company's Web site at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:

    Logitech
    Investor Relations
    7600 Gateway Boulevard
    Newark, CA 94560 USA
    Main 510-795-8500

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item may be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this item may be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements

        Report of the Independent Registered Public Accounting Firm

        Consolidated Statements of Operations—Years Ended March 31, 2012, 2011 and 2010

        Consolidated Statements of Comprehensive Income—Years Ended March 31, 2012, 2011 and 2010

        Consolidated Balance Sheets—March 31, 2012 and 2011

        Consolidated Statements of Cash Flows—Years Ended March 31, 2012, 2011 and 2010

        Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2012, 2011 and 2010

        Notes to Consolidated Financial Statements

        Unaudited Quarterly Financial Data

    2.
    Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1
3.1	Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/08/10	3.1
3.2	Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2
10.1	1996 Stock Plan, as amended**	S-8	333-100854	05/27/03	4.2
10.2	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009**	8-K	0-29174	09/03/09	10.2
10.3	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010**	10-K	0-29174	06/01/09	10.3
10.4	Logitech Inc. Management Deferred Compensation Plan**	10-Q	0-29174	11/04/08	10.1
10.5	1996 Employee Share Purchase Plan (U.S.), as amended**	10-Q	0-29174	11/07/11	10.1
10.6	2006 Employee Share Purchase Plan (Non-U.S.), as amended**	10-Q	0-29174	11/07/11	10.2
10.7	Form of Director and Officer Indemnification Agreement with Logitech International S.A.**	20-F	0-29174	05/21/03	4.1
10.8	Form of Director and Officer Indemnification Agreement with Logitech Inc.**	20-F	0-29174	05/21/03	4.2
10.9	Logitech Management Performance Bonus Plan**	8-K	0-29174	05/13/08	10.1
10.10	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen**	8-K	0-29174	12/09/08	10.1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen**	8-K	0-29174	12/09/08	10.4
10.12	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca**	10-K	0-29174	05/30/08	10.10
10.13	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca**	8-K	0-29174	12/09/08	10.5
10.14	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan**	8-K	0-29174	12/09/08	10.2
10.15	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer**	10-K	0-29174	05/30/08	10.12
10.16	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid**	10-K	0-29174	06/01/09	10.16
10.17	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.1
10.18	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.2
10.19	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.3
10.20	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan**	10-Q	0-29174	11/04/09	10.4
10.21	Compensation terms for non-executive board members for September 2009 - September 2010 board year**	10-Q	0-29174	11/04/09	10.5
10.22	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008**	10-Q	0-29174	11/04/09	10.14.1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.23	LifeSize Communications, Inc. 2003 Stock Option Plan**	S-8	333-163933	12/22/09	10.1
10.24	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman**	8-K	0-29174	09/22/09	10.1
10.25	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse**	8-K	0-29174	03/24/11	10.1
10.27	Compensation terms for non-executive board members for September 2010 - September 2011 board year**	10-Q	0-29174	11/08/11	10.1
10.28	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011**	10-K	0-29174	05/27/11	10.28
10.29	Compensation terms for non-executive board members for September 2011 - September 2012 board year**	10-Q	0-29174	11/07/11	10.3
10.30	Senior revolving credit facility agreement dated December 31, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AG as Arranger and Agent	8-K	0-29174	01/04/12	10.1
10.31	Offer letter dated March 13, 2012 between Logitech Inc. and Bracken Darrell**	8-K	0-29174	03/15/12	10.1
10.32	2012 Stock Inducement Equity Plan**	S-8	333-180726	04/13/12	10.1
10.33	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan**	S-8	333-180726	04/13/12	10.2
10.34	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan**	S-8	333-180726	04/13/12	10.3
21.1	List of subsidiaries of Logitech International S.A.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*					X

101.INS	***	XBRL Instance Document					X

101.SCH	***	XBRLTaxonomy Extension Schema Document					X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This exhibit is furnished herewith, but not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

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

LOGITECH INTERNATIONAL S.A.
/s/ GUERRINO DE LUCA Guerrino De Luca Chairman and Chief Executive Officer
/s/ ERIK K. BARDMAN Erik K. Bardman Senior Vice President, Finance and Chief Financial Officer

May 30, 2012

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Guerrino De Luca and Erik K. Bardman, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 30, 2012
/s/ ERIK K. BARDMAN Erik K. Bardman	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	May 30, 2012
/s/ DANIEL BOREL Daniel Borel	Director	May 30, 2012
/s/ MATTHEW BOUSQUETTE Matthew Bousquette	Director	May 30, 2012
/s/ ERH-HSUN CHANG Erh-Hsun Chang	Director	May 30, 2012
/s/ KEE-LOCK CHUA Kee-Lock Chua	Director	May 30, 2012
/s/ SALLY DAVIS Sally Davis	Director	May 30, 2012
/s/ NEIL HUNT Neil Hunt	Director	May 30, 2012
/s/ RICHARD LAUBE Richard Laube	Director	May 30, 2012
/s/ MONIKA RIBAR Monika Ribar	Director	May 30, 2012

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 30, 2012

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended March 31,
	2012	2011	2010
Net sales	$2,316,203	$2,362,886	$1,966,748
Cost of goods sold	1,539,614	1,526,380	1,339,852

Gross profit	776,589	836,506	626,896

Operating expenses:
Marketing and selling	423,854	420,580	304,788
Research and development	162,331	156,390	135,813
General and administrative	118,423	116,880	106,147
Restructuring charges	—	—	1,784

Total operating expenses	704,608	693,850	548,532

Operating income	71,981	142,656	78,364
Interest income, net	2,674	2,316	2,120
Other income, net	16,622	3,476	3,139

Income before income taxes	91,277	148,448	83,623
Provision for income taxes	19,819	19,988	18,666

Net income	$71,458	$128,460	$64,957

Net income per share:
Basic	$0.41	$0.73	$0.37
Diluted	$0.41	$0.72	$0.36
Shares used to compute net income per share:
Basic	174,648	176,928	177,279
Diluted	175,591	178,790	179,340

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended March 31,
	2012	2011	2010
Net income	$71,458	$128,460	$64,957

Other comprehensive income:
Foreign currency translation	(8,213)	5,005	2,753

Defined benefit pension plan adjustments during the period:
Net gain (loss)	(11,808)	(5,609)	4,143
Deferred tax benefit (expense)	170	(241)	(122)
Foreign currency exchange rate changes	89	(1,980)	(1,112)
Less amortization included in net income:
Transition obligation for the period	—	5	4
Prior service cost for the period	(15)	146	120
Net loss for the period	275	396	1,276
Settlement loss for the period	—	23	—

Pension liability adjustments, net of tax	(11,289)	(7,260)	4,309

Deferred hedging gain (loss)	3,337	(10,444)	6,793
Less reclassification adjustment for gain (loss) included in net income	(421)	6,078	(5,615)

Net deferred hedging gain (loss)	2,916	(4,366)	1,178

Unrealized gain (loss) for the period	(342)	744	—
Less reclassification adjustment for gain included in net income	(483)	—	—

Unrealized gain (loss) on investments	(825)	744	—

Net change in accumulated other comprehensive gain (loss)	(17,411)	(5,877)	8,240

Total comprehensive income	$54,047	$122,583	$73,197

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$478,370	$477,931
Accounts receivable	223,104	258,294
Inventories	297,072	280,814
Other current assets	65,990	59,347

Total current assets	1,064,536	1,076,386
Property, plant and equipment	94,884	84,160
Goodwill	560,523	547,184
Other intangible assets	53,518	74,616
Other assets	83,033	79,210

Total assets	$1,856,494	$1,861,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$301,111	$298,160
Accrued liabilities	186,680	172,560

Total current liabilities	487,791	470,720
Other liabilities	218,462	185,835

Total liabilities	706,253	656,555

Commitments and contingencies
Shareholders' equity:
Shares, par value CHF 0.25—191,606 issued and authorized and 50,000 conditionally authorized at March 31, 2012 and 2011	33,370	33,370
Additional paid-in capital	—	—
Shares in treasury, at cost, 27,173 at March 31, 2012 and 12,433 at March 31, 2011	(343,829)	(264,019)
Retained earnings	1,556,629	1,514,168
Accumulated other comprehensive loss	(95,929)	(78,518)

Total shareholders' equity	1,150,241	1,205,001

Total liabilities and shareholders' equity	$1,856,494	$1,861,556

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$71,458	$128,460	$64,957
Non-cash items included in net income:
Depreciation	45,968	48,191	56,380
Amortization of other intangible assets	26,534	27,800	14,515
Inventory valuation adjustment	34,074	—	—
Share-based compensation expense	31,529	34,846	25,807
Write-down of investments	—	43	643
Gain on disposal of property and plant	(8,967)	(838)	—
Gain on sale of available-for-sale securities	(6,109)	—	—
Excess tax benefits from share-based compensation	(37)	(3,455)	(2,814)
Gain on cash surrender value of life insurance policies	—	(901)	(1,223)
Deferred income taxes and other	137	(8,492)	(17,895)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	29,279	(54,684)	28,489
Inventories	(36,621)	(60,482)	30,942
Other assets	(4,621)	5,825	15,038
Accounts payable	3,622	37,714	94,155
Accrued liabilities	9,896	2,715	56,265

Net cash provided by operating activities	196,142	156,742	365,259

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,807)	(43,039)	(39,834)
Acquisitions, net of cash acquired	(18,814)	(7,300)	(388,809)
Proceeds from sale of available-for-sale securities	6,550	—	—
Proceeds from sale of property and plant	8,967	2,688	—
Purchases of trading investments	(7,505)	(19,075)	—
Proceeds from sales of trading investments	7,399	6,470	—
Proceeds from cash surrender of life insurance policies	—	11,313	813
Proceeds from sale of business	—	9,087	—
Premiums paid on cash surrender value life insurance policies	—	(5)	—

Net cash used in investing activities	(51,210)	(39,861)	(427,830)

Cash flows from financing activities:
Purchases of treasury shares	(156,036)	—	(126,301)
Proceeds from sale of shares upon exercise of options and purchase rights	17,591	43,001	28,917
Tax withholdings related to net share settlements of restricted stock units	(966)	(223)	—
Excess tax benefits from share-based compensation	37	3,455	2,814
Repayments of debt	—	—	(13,630)

Net cash provided by (used in) financing activities	(139,374)	46,233	(108,200)

Effect of exchange rate changes on cash and cash equivalents	(5,119)	(5,127)	(2,044)

Net increase (decrease) in cash and cash equivalents	439	157,987	(172,815)
Cash and cash equivalents at beginning of period	477,931	319,944	492,759

Cash and cash equivalents at end of period	$478,370	$477,931	$319,944

Supplemental cash flow information:
Interest paid	$110	$25	$66
Income taxes paid	$14,422	$16,619	$9,436
Non-cash investing activities:
Net increase (decrease) in accrued purchases of property and equipment	$11,216	$(522)	$1,312

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Registered shares
				Treasury shares			Accumulated other comprehensive loss
			Additional paid-in capital			Retained earnings
	Shares	Amount		Shares	Amount			Total
March 31, 2009	191,606	$33,370	$45,012	12,124	$(341,454)	$1,341,661	$(80,881)	$997,708
Total comprehensive income	—	—	—	—	—	64,957	8,240	73,197
Purchase of treasury shares	—	—	—	7,425	(126,301)	—	—	(126,301)
Tax benefit from exercise of stock options	—	—	266	—	—	—	—	266
Sale of shares upon exercise of options and purchase rights	—	—	(56,326)	(3,114)	85,243	—	—	28,917
Share-based compensation expense	—	—	25,928	—	—	—	—	25,928

March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715

Total comprehensive income	—	—	—	—	—	128,460	(5,877)	122,583
Tax benefit from exercise of stock options	—	—	4,783	—	—	—	—	4,783
Shares issued for director services	—	—	(116)	(12)	307	—	—	191
Sale of shares upon exercise of options and purchase rights	—	—	(52,738)	(3,934)	116,649	(20,910)	—	43,001
Issuance of shares upon vesting of restricted stock units	—	—	(1,760)	(56)	1,537	—	—	(223)
Share-based compensation expense	—	—	34,951	—	—	—	—	34,951

March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001

Total comprehensive income						71,458	(17,411)	54,047
Purchase of treasury shares	—	—	—	17,509	(156,036)	—	—	(156,036)
Tax benefit from exercise of stock options	—	—	(908)	—	—	—	—	(908)
Shares issued for director services	—	—	(643)	(33)	844	—	—	201
Sale of shares upon exercise of options and purchase rights	—	—	(21,138)	(2,442)	67,754	(28,997)	—	17,619
Issuance of shares upon vesting of restricted stock units	—	—	(8,594)	(294)	7,628	—	—	(966)
Share-based compensation expense	—	—	31,283	—	—	—	—	31,283

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,556,629	$(95,929)	$1,150,241

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

        Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communications and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. Our products for home and business PCs (personal computers) include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets, webcams, and lapdesks. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, and stands. Our Internet communications products include webcams, headsets, video communication services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors, and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. For gaming consoles, we offer a range of gaming controllers and microphones, as well as other accessories. Our video conferencing segment offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

        We sell our peripheral products to a network of distributors, retailers and OEMs (original equipment manufacturers). We sell our video conferencing products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

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

Note 2—Summary of Significant Accounting Policies

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

Fiscal Year

        The Company's fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Foreign Currencies

        The functional currency of the Company's operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Chinese renminbi, Swiss franc, or the local currency of the country as their functional currencies. The financial statements of the Company's subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders' equity in accumulated other comprehensive loss. Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reported in other income (expense), net in the consolidated statements of operations.

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

        For multiple-deliverable revenue arrangements that include both undelivered software elements and hardware with software essential its functionality, the Company uses the following hierarchy to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (estimated selling price), if neither VSOE or TPE is available. Management judgment must be used to determine the appropriate deliverables and associated relative selling prices. The Company has identified Logitech Revue and the LifeSize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        LifeSize products include the following deliverables:

  •
  Non-software deliverables

  •
  Hardware with software essential to the functionality of the hardware device delivered at time of sale

  •
  Maintenance for hardware with essential software, including future, when-and-if-available unspecified upgrades

  •
  Other services including training and installation

  •
  Software deliverables

  •
  Non-essential software

  •
  Maintenance for non-essential software, including future, when-and-if available unspecified upgrades

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

        The consideration received for multiple element arrangements consisting of both non-software and software deliverables is allocated based on relative selling prices to the non-software deliverables and the software deliverables as a group. Amounts allocated to non-software-related elements, such as delivered hardware with essential software, are recognized at the time of sale provided that the other conditions for revenue recognition have been met. Amounts allocated to maintenance services for hardware and essential software are deferred and recognized ratably over the maintenance period. Amounts allocated to other services are deferred and recognized upon completion of services. Amounts allocated to software deliverables such as non-essential software and related services are further allocated to the individual deliverables within the software group. The VSOE of non-essential software-related services are deferred and recognized ratably over the maintenance period. The residual value of the amounts allocated to software-related elements is recognized at the time of sale.

        Revenues from sales to distributors and authorized resellers are recognized net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition the Company reduces revenue and cost of sales for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

        The Company enters into cooperative marketing arrangements with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the later of time of sale or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

        Customer incentive programs include performance-based incentives and consumer rebates. The Company offers performance-based incentives to its distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company's discretion for the primary benefit of end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of time of sale or when the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.

        The Company has agreements with certain of its customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At management's discretion, the Company also offers special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Management's decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Accruals for estimated expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by products, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

        The Company regularly evaluates the adequacy of the accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

estimates, the Company would be required to record incremental increases or reductions to revenue, cost of goods sold or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

        The Company's shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Income for all periods presented.

Research and Development Costs

        Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.

Advertising Costs

        Advertising costs are expensed as incurred. Amounts charged to marketing and selling expenses were $158.1 million, $184.8 million and $118.1 million in fiscal years 2012, 2011 and 2010. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue.

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

        The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2012 and 2011, one customer group represented 14% and 13% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

        The Company's OEM customers tend to be well-capitalized, multi-national companies, while distributors and key retailers may be less well-capitalized. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial condition. The Company generally does not require collateral from its customers.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Allowances for Doubtful Accounts

        Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of the Company's customers to make required payments. The allowances are based on the Company's regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels.

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

Investments

        The Company's investment securities portfolio consists of bank time deposits, marketable securities related to a deferred compensation plan, and auction rate securities collateralized by residential and commercial mortgages.

        The bank time deposits are classified as cash equivalents, and are recorded at cost, which approximates fair value.

        The marketable securities related to the deferred compensation plan are classified as non-current trading investments, as they are intended to fund the deferred compensation plan long-term liability. Trading activity is directed by plan participants and is not intended to create short-term gains for the benefit of the Company. These securities are recorded at fair value based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net.

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

        Depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, internal-use software development over useful lives of three to five years and leasehold improvements over the lesser of the useful life of the improvement or the term of the lease. Beginning in fiscal year 2011, tooling is depreciated using the straight-line method over the forecasted life of the tool, not to exceed one year from the time it is placed into production. Prior to fiscal year 2011, depreciation for tooling was calculated based on the forecasted production volume and adjusted quarterly based on actual production.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of net income.

Goodwill and Other Intangible Assets

        The Company's intangible assets principally include goodwill, acquired technology, trademarks, customer contracts and customer relationships. Other intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and customer relationships, and other, are recorded at cost and amortized using the straight-line method over their useful lives ranging from one year to ten years. Intangible assets with indefinite lives, which include goodwill, are recorded at cost and evaluated at least annually for impairment.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, such as property and equipment, and intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset.

        Goodwill of each reporting unit is evaluated for impairment at least annually as of December 31, or more frequently if events or circumstances warrant. The Company's reporting units consist of peripherals and video conferencing. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using a discounted cash flow model, which considers estimates of projected future operating results and cash flows, discounted at an estimated after-tax weighted average cost of capital. In addition, market-based valuation techniques are used to test the reasonableness of the value indicated by the discounted cash flow model. In the market-based valuation technique, the implied premium of the aggregate fair value over the market capitalization is considered attributable to an acquisition control premium, which is the price in excess of a stock's market price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market-based valuation techniques require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company provides for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences resulting from differing treatment of items for tax and accounting purposes. In estimating future tax consequences, expected future events are taken into consideration, with the exception of potential tax law or tax rate changes.

        The Company's assessment of uncertain tax positions requires that management make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on the Company's income tax provision and its results of operations.

Fair Value of Financial Instruments

        The carrying value of certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The Company's trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices. Available-for-sale securities are reported at estimated fair value.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        The Company will recognize a benefit from share-based compensation in paid-in capital only if an incremental tax benefit is realized after all other available tax attributes have been utilized. For income tax footnote disclosure, the Company has elected to offset deferred tax assets from share-based compensation against the valuation allowance related to the net operating loss and tax credit carryforwards from accumulated tax benefits. The Company will recognize these tax benefits in paid-in capital when the deduction reduces cash taxes payable. In addition, the Company has elected to account for the indirect benefits of share-based compensation on the research tax credit through continuing operations.

Comprehensive Income

        Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is comprised of foreign currency translation adjustments from those entities not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable equity securities, net deferred gains and losses and prior service costs for defined benefit pension plans, and net deferred gains and losses on hedging activity.

Treasury Shares

        The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost, as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights, the vesting of restricted stock units, and acquisitions, or may be cancelled with shareholder approval.

Derivative Financial Instruments

        The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables and to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. These forward contracts generally mature within one to three months. The Company may also enter into foreign exchange swap contracts to extend the terms of its foreign exchange forward contracts.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350). ASU 2011-08 provides entities the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity may elect to bypass the qualitative assessment and proceed to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 in the first quarter of fiscal year 2013. The adoption of ASU 2011-08 is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

Note 3—Net Income per Share

        The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2012	2011	2010
Net income—basic and diluted	$71,458	$128,460	$64,957

Weighted average shares—basic	174,648	176,928	177,279
Effect of dilutive stock options	943	1,862	2,061

Weighted average shares—diluted	175,591	178,790	179,340

Net income per share—basic	$0.41	$0.73	$0.37

Net income per share—diluted	$0.41	$0.72	$0.36

        Employee stock options, restricted stock units and similar share-based compensation awards granted by the Company are treated as potential shares in computing diluted net income per share. Diluted shares outstanding include the dilutive effect of in-the-money share-based awards which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising share-based awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax impact that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

        During fiscal years 2012, 2011 and 2010, 18,431,855, 13,705,406 and 15,186,997 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Net Income per Share (Continued)

        The following table illustrates the dilution effect of share-based awards granted, assumed and exercised (in thousands):

	Year ended March 31
	2012	2011	2010
Basic weighted average shares outstanding as of March 31	174,648	176,928	177,279
Stock options and RSUs granted	3,012	2,431	3,902
Stock options and restricted stock assumed in LifeSize acquisition	—	—	1,078
Stock options and RSUs canceled, forfeited, or expired	(3,820)	(1,411)	(1,440)

Net awards granted and assumed	(808)	1,020	3,540
Grant dilution(1)	-0.5%	0.6%	2.0%
Stock options exercised and RSUs vested	715	2,889	1,980
Exercise dilution(2)	0.4%	1.6%	1.1%

(1)
The percentage of grant dilution is computed based on net awards granted and assumed as a percentage of basic weighted average shares outstanding.

(2)
The percentage of exercise dilution is computed based on options exercised as a percentage of basic weighted average shares outstanding.

Note 4—Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

        As of March 31, 2012, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)) and the 2006 Plan (2006 Stock Incentive Plan). On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 Employee Share Purchase Plan (Non-U.S.), and 1.8 million shares under the 2012 Stock Inducement Equity Plan approved by the Board of Directors in April 2012. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The following table summarizes the share-based compensation expense and related tax benefit recognized for fiscal years 2012, 2011 and 2010 (in thousands):

	Year Ended March 31,
	2012	2011	2010
Cost of goods sold	$3,620	$4,223	$3,073

Share-based compensation expense included in gross profit	3,620	4,223	3,073

Operating expenses:
Marketing and selling	12,716	12,030	9,201
Research and development	7,187	7,829	4,902
General and administrative	8,006	10,764	8,631

Share-based compensation expense included in operating expenses	27,909	30,623	22,734

Total share-based compensation expense	31,529	34,846	25,807
Tax benefit	6,294	8,279	5,768

Share-based compensation expense, net of income tax	$25,235	$26,567	$20,039

        As of March 31, 2012, 2011 and 2010, $0.7 million, $1.0 million and $0.9 million of share-based compensation cost was capitalized to inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2012
	Compensation Cost Not Yet Recognized	Months of Future Recognition
Non-vested stock options	$8,504	14
Time-based RSUs	33,496	23
Performance-based RSUs	8,418	22

Total compensation cost not yet recognized	$50,418

        Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 21,000,000 shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2012, a total of 4,526,282 shares were available for issuance under these plans.

        The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs (restricted stock units). Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. The 2006 Stock Plan has an expiration date of June 16, 2016. Stock options granted under the 2006 Plan generally vest over three years for non-executive Directors and over four

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

years for employees. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary. Performance-based RSUs granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is three years for performance-based RSU grants made in fiscal years 2012 and 2011 and two years for performance-based RSU grants made in fiscal year 2010. An aggregate of 17,500,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2012, a total of 4,331,255 shares were available for issuance under this plan.

        A summary of the Company's stock option activity for fiscal years 2012, 2011 and 2010 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Year ended March 31,
	2012		2011		2010
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	16,312	$19	20,037	$18	18,897	$18
Granted	—	$—	294	$16	3,520	$14
Assumed in LifeSize acquisition	—	$—	—	$—	1,024	$5
Exercised	(316)	$8	(2,747)	$10	(1,980)	$8
Cancelled or expired	(2,962)	$22	(1,272)	$21	(1,424)	$17

Outstanding, end of year	13,034	$19	16,312	$19	20,037	$18

Exercisable, end of year	10,867	$20	11,205	$20	11,287	$17

        The total pretax intrinsic value of stock options exercised during the fiscal years ended March 31, 2012, 2011 and 2010 was $0.8 million, $23.9 million and $15.0 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.2 million, $7.4 million and $3.9 million. The total fair value of options vested as of March 31, 2012, 2011 and 2010 was $76.0 million, $74.3 million and $66.4 million.

        The fair value of employee stock options granted and shares purchased under the Company's employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values. There were no stock options granted during the fiscal year ended March 31, 2012.

	Year ended March 31,
	2012	2011	2010	2012	2011	2010
	Purchase Plans			Stock Option Plans
Dividend yield	0%	0%	0%	n/a	0%	0%
Expected life	6 months	6 months	6 months	n/a	4 years	3.3 years
Expected volatility	52%	35%	59%	n/a	48%	47%
Risk-free interest rate	0.13%	0.16%	0.19%	n/a	1.57%	1.64%

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The Company has not paid dividends since 1996. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using the Company's daily closing prices over the term of past options or purchase offerings. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company's stock options or purchase offerings.

        The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

        The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2012	2011	2010	2012	2011	2010
	Purchase Plans			Stock Option Plans
Weighted average grant-date fair value of options granted	$2.96	$4.26	$4.23	n/a	$6.11	$6.66
Expected forfeitures	0%	0%	0%	n/a	9%	9%

        As of March 31, 2012, the exercise price of outstanding options ranged from $1 to $45 per option, and the weighted average contractual life was 4.9 years. The weighted average contractual life of exercisable options was 4.4 years.

        The total number of fully vested in-the-money options exercisable as of March 31, 2012 was 803,456. As of March 31, 2012, 2,165,820 options were unvested, of which 1,970,896 are expected to vest, based on an estimated forfeiture rate of 9%.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        A summary of the Company's time- and performance-based RSU activity for fiscal years 2012, 2011 and 2010 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Year ended March 31,
	2012		2011		2010
	Number	Grant Date Fair Value	Number	Grant Date Fair Value	Number	Grant Date Fair Value
Outstanding, beginning of year	2,370	$21	514	$18	94	$28
Time-based RSUs granted	2,496	$9	1,599	$20	267	$15
Performance-based RSUs granted	516	$11	538	$28	115	$18
Assumed in LifeSize acquisition	—	$—	—	$—	54	$5
Vested	(399)	$19	(142)	$15	—	$—
Cancelled or expired	(858)	$19	(139)	$24	(16)	$23

Outstanding, end of year	4,125	$13	2,370	$21	514	$18

        The total pretax intrinsic value (fair value) of RSUs vested during the fiscal years ended March 31, 2012 and 2011 was $3.8 million and $1.7 million. The tax benefit realized for the tax deduction from RSUs vested during fiscal years ended March 31, 2012 and 2011 was $0.9 million and $0.2 million. There were no RSUs vested during the fiscal year ended March 31, 2010.

        The Company determines the fair value of the time-based RSUs based on the share market price on the date of grant. The fair value of the performance-based RSUs is estimated using the Monte-Carlo simulation model applying the following assumptions:

	FY 2012 Grants	FY 2011 Grants	FY 2010 Grants
Dividend yield	0%	0%	0%
Expected life	3 years	3 years	2 years
Expected volatility	49%	51%	58%
Risk-free interest rate	0.99%	0.81%	1.11%

        The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The expected life of the performance-based RSUs is the service period at the end of which the RSUs will vest if the performance conditions are satisfied. The volatility assumption is based on the actual volatility of Logitech's daily closing share price over a look-back period equal to the years of expected life. The risk free interest rate is derived from the yield on US Treasury Bonds for a term of the same number of years as the expected life.

        As of March 31, 2012, the grant date fair values of outstanding RSUs ranged from $6 to $28 per RSU, and the weighted average contractual life was 9.2 years.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        In April 2012, Logitech's Board of Directors approved the 2012 Stock Inducement Equity Plan. Under this plan, Logitech's newly-hired President, Bracken P. Darrell, was granted the following equity incentive awards (in thousands, except per share exercise price, vesting period and term):

Type of Grant	Number of Shares	Exercise Price	Grant Date Fair Value	Vesting Period(1)	Term
Stock Options	500	$8	$1,820	4.0	10.0
Time-based RSUs	100	$—	803	4.0	10.0
Premium-priced stock options:(2)
First Tranche	400	$14	1,100	2.5	10.0
Second Tranche	400	$16	1,024	3.0	10.0
Third Tranche	400	$20	896	3.9	10.0

(1)
Vesting period for premium-priced stock options represents estimated requisite service period.

(2)
Each grant of premium-priced stock options will vest in full if and only when Logitech's average closing share price, over a consecutive ninety-day trading period, meets or exceeds the exercise price of the grant.

Defined Contribution Plans

        Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2012, 2011 and 2010, were $11.6 million, $8.9 million and $8.2 million.

Defined Benefit Plans

        Certain of the Company's subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees' years of service and earnings, or in accordance with applicable employee benefit regulations. The Company's practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.

        The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its statement of financial position, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive loss, which is a component of shareholders' equity. Each plan's assets and benefit obligations are measured approximately as of March 31.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2012, 2011 and 2010 was as follows (in thousands):+

	Year ended March 31,
	2012	2011	2010
Service cost	$6,295	$4,396	$3,983
Interest cost	2,205	1,745	1,430
Expected return on plan assets	(1,968)	(1,818)	(1,200)
Amortization of net transition obligation	5	4	4
Amortization of net prior service cost	156	161	138
Settlement	—	2	—
Recognized net actuarial loss	205	482	1,239

Net periodic benefit cost	$6,898	$4,972	$5,594

        The changes in projected benefit obligations for fiscal years 2012 and 2011 were as follows (in thousands):

	March 31,
	2012	2011
Projected benefit obligation, beginning of year	$76,145	$57,531
Service cost	6,295	4,396
Interest cost	2,205	1,745
Plan participant contributions	2,878	2,321
Actuarial loss	9,989	3,911
Benefits paid	(3,812)	(2,220)
Plan amendments	—	19
Settlement	—	(218)
Intial adoption of Japanese plan	86	—
Administrative expense paid	(197)	(131)
Foreign currency exchange rate changes	546	8,791

Projected benefit obligation, end of year	$94,135	$76,145

        The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2012 and 2011 was $72.8 million and $60.2 million.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Fair value of plan assets, beginning of year	$45,937	$35,427
Actual return on plan assets	219	34
Employer contributions	5,071	4,612
Plan participant contributions	2,878	2,321
Benefits paid	(3,812)	(2,220)
Settlement	—	(85)
Administrative expenses paid	(197)	(131)
Foreign currency exchange rate changes	573	5,979

Fair value of plan assets, end of year	$50,669	$45,937

        The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges: 28 - 43% for equities, 33-63% for Swiss bonds, 5-15% for foreign bonds, 5-15% for hedge and investment funds, and 0-20% for cash and cash equivalents. The Company's other defined benefit plans, which comprise approximately 2% of total defined benefit plan assets as of March 31, 2012, have similar investment and allocation strategies. The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2012 and 2011 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,675	$—	$—	$2,675
Equity securities	17,513	—	—	17,513
Debt securities	22,892	—	—	22,892
Swiss real estate fund	3,561	—	—	3,561
Hedge fund	—	3,167	—	3,167
Commodity fund	590	—	—	590
Other	—	271	—	271

Total plan assets at fair value	$47,231	$3,438	$—	$50,669

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash	$3,859	$—	$—	$3,859
Equity securities	15,546	—	—	15,546
Debt securities	20,142	—	—	20,142
Swiss real estate fund	3,026	—	—	3,026
Hedge fund	—	1,942	—	1,942
Commodity fund	622	275	—	897
Other	204	321	—	525

Total plan assets at fair value	$43,399	$2,538	$—	$45,937

        Refer to Note 8 for a discussion of how the defined benefit pension plan assets are classified into each of the fair value hierarchy levels.

        The funded status of the defined benefit pension plans is the fair value of plan assets as determined by the governmental regulatory agency less benefit obligations. The funded status of the non-retirement post-employment benefits is the fair value of the benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $43.5 million and $30.2 million as of March 31, 2012 and 2011. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2012	2011
Current assets	$752	$759
Current liabilities	(4,129)	(3,563)
Non-current liabilities	(39,337)	(26,645)

Net liability	$(42,714)	$(29,449)

        Amounts recognized in other comprehensive income related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2012	2011
Net prior service cost	$(1,918)	$(2,084)
Net actuarial loss	(28,172)	(16,714)
Amortization of net transition obligation	(24)	(34)

Accumulated other comprehensive loss	(30,114)	(18,832)
Deferred tax benefit	752	759

Accumulated other comprehensive loss, net of tax	$(29,362)	$(18,073)

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	March 31,
	2012	2011
Accumulated other comprehensive loss, beginning of year	$(18,073)	$(10,813)
Transition obligation recognized	—	5
Prior service cost recognized	(15)	146
Loss recognized	275	396
Settlement loss recognized	—	23
Loss occurred	(11,808)	(5,609)
Deferred tax benefit (expense)	170	(241)
Foreign currency exchange rate changes	89	(1,980)

Accumulated other comprehensive loss, end of year	$(29,362)	$(18,073)

        The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2012, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2013 (in thousands):

March 31, 2012
Amortization of net transition obligation	$5
Amortization of net prior service costs	152
Amortization of net actuarial loss	1,719

$1,876

        The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal years 2012 and 2011 were as follows:

	2012		2011
	Benefit Obligation	Periodic Cost	Benefit Obligation	Periodic Cost
Discount rate	1.75% to 3.25%	2.00% to 3.75%	2.00% to 3.75%	2.00% to 3.75%
Estimated rate of compensation increase	3.00% to 8.00%	2.50% to 5.00%	3.00% to 5.00%	2.50% to 5.00%
Expected average rate of return on plan assets	1.00% to 3.75%	1.00% to 4.75%	1.00% to 4.00%	1.00% to 4.75%

        The discount rate is estimated based on corporate bond yields or securities of similar quality in the respective country, with a duration approximating the period over which the benefit obligations are expected to be paid. The Company bases the compensation increase assumptions on historical experience and future expectations. The expected average rate of return for the Company's defined benefit pension plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid, based on government bond notes in the respective country, adjusted for corporate risk premiums as appropriate.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2013	$4,026
2014	4,145
2015	4,166
2016	4,420
2017	4,176
Thereafter	20,714

$41,647

        The Company expects to contribute approximately $4.5 million to its defined benefit pension plans during fiscal year 2013.

Deferred Compensation Plan

        One of the Company's subsidiaries offers a deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan. Prior to December 2010, the participants' deferrals were invested in Company-owned life insurance contracts held in a Rabbi Trust. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds of $11.3 million, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a Company-selected portfolio of marketable securities, which are also held by the Rabbi Trust.

        The fair value of the deferred compensation plan's assets is included in other assets in the statements of financial position. The marketable securities are classified as trading investments and are recorded at a fair value of $14.3 million and $13.1 million as of March 31, 2012 and 2011, based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net.

        The unsecured obligation to pay the compensation deferred was approximately $14.4 million and $13.1 million at March 31, 2012 and 2011, and was included in other liabilities.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Interest and Other Income

        Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2012	2011	2010
Interest income	$3,121	$2,343	$2,406
Interest expense	(447)	(27)	(286)

Interest income, net	$2,674	$2,316	$2,120

Gain on sale of buildings	$8,967	$838	$—
Gain on sale of available-for-sale securities	6,109	—	—
Foreign currency exchange gains, net	1,575	480	1,720
Investment income related to deferred compensation plan	227	1,409	1,221
Write-down of investments	—	(43)	(643)
Other, net	(256)	792	841

Other income, net	$16,622	$3,476	$3,139

Note 6—Income Taxes

        The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for income taxes are generated outside of Switzerland.

        Income before income taxes for the fiscal years ended March 31, 2012, 2011 and 2010 is summarized as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Income before income taxes:
Swiss	$(66,512)	$50,219	$13,352
Non-Swiss	157,789	98,229	70,271

Total	$91,277	$148,448	$83,623

        The provision for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Current:
Swiss	$258	$(1,073)	$1,463
Non-Swiss	25,187	26,218	22,279
Deferred:
Swiss	(254)	—	—
Non-Swiss	(5,372)	(5,157)	(5,076)

Total	$19,819	$19,988	$18,666

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2012	2011	2010
Expected tax provision at statutory income tax rates	$7,759	$12,618	$7,108
Income taxes at different rates	11,968	5,062	8,997
Research and development tax credits	(1,666)	(2,315)	(1,628)
Unrealized investment income	—	(315)	(428)
Stock compensation	2,696	1,965	2,189
Transaction costs	—	—	1,257
Valuation allowance	(104)	2,309	—
Other	(834)	664	1,171

Total provision for income taxes	$19,819	$19,988	$18,666

        The Company negotiated a tax holiday on certain earnings in China which was effective from January 2006 through December 2010. The tax holiday was a tax exemption aimed to attract foreign technological investment in China. The tax holiday decreased income tax expense by approximately $3.6 million, and $2.4 million for fiscal years 2011 and 2010.

        On December 17, 2010, the enactment in the U.S. of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended retroactively through the end of calendar year 2011 the U.S. federal research and development tax credit which had expired on December 31, 2009. As of December 31, 2011, such U.S. federal research tax credit expired. The income tax expense for the fiscal year ended March 31, 2012 reflected a $1.4 million tax benefit for U.S. federal research tax credit.

        Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$24,332	$33,029
Tax credit carryforwards	8,418	5,645
Accruals	38,954	35,172
Depreciation and amortization	6,871	12,310
Share-based compensation	25,516	21,997
Valuation allowance	(2,205)	(2,309)

Gross deferred tax assets	101,886	105,844
Deferred tax liabilities:
Acquired intangible assets	(17,454)	(24,013)

Gross deferred tax liabilities	(17,454)	(24,013)

Net deferred tax assets	$84,432	$81,831

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        The current and deferred tax provision is calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between the tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

        Management regularly assesses the ability to realize deferred tax assets recorded in the Company's entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. In the event that future taxable income is below management's estimates or is generated in tax jurisdictions different than projected, the Company could be required to establish a valuation allowance for deferred tax assets. This would result in an increase in the Company's effective tax rate.

        The Company had $2.2 million of valuation allowance as of March 31, 2012, decreased slightly from $2.3 million established in fiscal year 2011. In fiscal year 2011, the Company sold its equity interest in certain 3Dconnexion subsidiaries, and its intellectual property rights related to the manufacture and sale of certain 3Dconnexion products, to a group of third party individuals and certain 3Dconnexion employees. A full valuation allowance of $2.2 million was provided for $5.7 million of capital loss carryforward from the sale of 3Dconnexion Inc. in the U.S. as the Company determined that it is more likely than not that the Company would not generate adequate capital gains in the next five years before the capital loss expires under the U.S. tax law. The remaining valuation allowance of $0.1 million represents a full valuation allowance for certain foreign tax credit carryforwards in the U.S. In fiscal year 2012, a nominal amount of capital gain generated from investment securities and adjustments in foreign tax credits in the U.S. resulted in a release of the valuation allowance.

        Deferred tax assets relating to tax benefits of employee stock option grants and RSUs have been reduced to reflect exercises in fiscal years 2012 and 2011. Exercises in fiscal year 2011 resulted in tax deductions in excess of previously recorded share-based compensation expense ("windfalls"). The additional tax benefit associated with the windfall is not recorded until the deduction reduces cash taxes payable. On the contrary, exercises in fiscal year 2012 resulted in a "shortfall" in which tax deductions were less than previously recorded share-based compensation expense. During fiscal years 2012 and 2011, the Company recorded a shortfall to equity of $0.9 million and a credit to equity of $4.8 million, respectively.

        As of March 31, 2012, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $253.5 million and $26.8 million. Approximately $93.6 million of the net operating loss carryforwards and $19.1 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. A full valuation allowance has been provided for foreign tax credits of $0.1 million. Unused net operating loss carryforwards will expire at various dates in fiscal years 2015 to 2032, and the tax credit carryforwards will begin to expire in fiscal year 2013.

        As of March 31, 2012, the Company had capital loss carryforwards of approximately $5.5 million for which a full valuation allowance has been provided. The loss will begin to expire in fiscal year 2016.

        Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2012, the cumulative amount of unremitted earnings of non-Swiss subsidiaries was approximately $156.3 million.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

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

        As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $143.3 million and $138.1 million, of which $125.4 million and $118.2 million would affect the effective income tax rate if realized. The Company classified the unrecognized tax benefits as non-current income taxes payable.

        The aggregate changes in gross unrecognized tax benefits in fiscal years 2012, 2011 and 2010 were as follow (in thousands):

Balance as of March 31, 2009	$97,627
Lapse of statute of limitations	(3,667)
Decreases in balances related to tax positions taken during prior periods	(229)
Increases in balances related to tax positions taken during prior periods	2,690
Increases in balances related to tax positions taken during the current period	17,207

Balance as of March 31, 2010	$113,628
Lapse of statute of limitations	(4,760)
Settlements with tax authorities	(6,290)
Increases in balances related to tax positions taken during the current period	27,550

Balance as of March 31, 2011	$130,128
Lapse of statute of limitations	(6,760)
Increases in balances related to tax positions taken during the current period	12,810

Balance as of March 31, 2012	$136,178

        The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.2 million, $1.3 million and $1.9 million in interest and penalties in income tax expense during fiscal years 2012, 2011 and 2010. As of March 31, 2012, 2011 and 2010, the Company had approximately $7.5 million, $8.0 million and $12.5 million of accrued interest and penalties related to uncertain tax positions.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. The U.S. Internal Revenue Service has completed its field examinations of tax returns for the Company's U.S. subsidiary for fiscal years 2006 and 2007, and has issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagrees with the NOPAs and is contesting through the administrative process for the U.S. Internal Revenue Service claims regarding 2006 and 2007. The Company believes the outcome of this examination will not have a material adverse effect on our consolidated operating results.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        In addition, the U.S. Internal Revenue Service is in the process of examining the Company's U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

        Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. Although the timing of the resolution or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components

        The following provides the components of certain balance sheet asset amounts as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Accounts receivable:
Accounts receivable	$376,917	$435,331
Allowance for doubtful accounts	(2,472)	(4,086)
Allowance for returns	(24,599)	(29,666)
Allowances for cooperative marketing arrangements	(24,109)	(28,669)
Allowances for customer incentive programs	(42,262)	(52,358)
Allowances for pricing programs	(60,371)	(62,258)

	$223,104	$258,294

Inventories:
Raw materials	$38,613	$37,126
Work-in-process	73	3
Finished goods	258,386	243,685

	$297,072	$280,814

Other current assets:
Tax and VAT refund receivables	$19,360	$17,810
Deferred taxes	25,587	27,018
Prepaid expenses and other	21,043	14,519

	$65,990	$59,347

Property, plant and equipment:
Plant, buildings and improvements	$48,555	$52,681
Equipment	148,059	137,248
Computer equipment	40,353	60,344
Computer software	75,758	85,338

	312,725	335,611
Less: accumulated depreciation	(249,657)	(260,283)

	63,068	75,328
Construction-in-progress	28,968	5,974
Land	2,848	2,858

	$94,884	$84,160

Other assets:
Deferred taxes	$61,358	$55,897
Trading investments	14,301	13,113
Deposits and other	7,374	10,200

	$83,033	$79,210

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components (Continued)

        Inventories are stated at the lower of cost or market. Inventory as of March 31, 2012 includes an adjustment of $8.5 million to reflect the lower of cost or market on the Company's inventory of Logitech Revue and related peripherals on hand. In the three months ended June 30, 2011, a valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management's decision in early July 2011 to reduce the retail price of Logitech Revue from $249 to $99.

        The increase in construction-in-progress primarily relates to new facilities for the Company's Americas operations in Northern California.

        The following provides the components of certain balance sheet liability amounts as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Accrued liabilities:
Accrued personnel expenses	$42,809	$50,552
Accrued marketing expenses	33,209	32,599
Deferred revenue	19,358	15,859
Accrued freight and duty	11,376	12,497
VAT payable	7,140	5,614
Accrued royalties	6,243	5,144
Warranty accrual	5,184	4,970
Non-retirement post-employment benefit obligations	4,129	3,563
Income taxes payable—current	6,047	2,569
Other accrued liabilities	51,185	39,193

	$186,680	$172,560

Other liabilities:
Income taxes payable—non-current	$137,319	$131,968
Obligation for deferred compensation	14,393	13,076
Defined benefit pension plan liability	39,337	26,645
Deferred rent	16,042	1,181
Other long-term liabilities	11,371	12,965

	$218,462	$185,835

        The increase in deferred rent primarily relates to new facilities for the Company's Americas operations in Northern California.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments

Fair Value Measurements

        The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The following table presents the Company's financial assets and liabilities, except for assets related to the Company's defined benefit pension plan assets which are described and disclosed in Note 4, that were accounted for at fair value, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2012			March 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$478,370	$—	$—	$477,931	$—	$—
Trading investments	14,301	—	—	13,113	—	—
Available-for-sale securities	—	—	429	—	—	1,695
Foreign exchange derivative assets	—	658	—	—	566	—

Total assets at fair value	$492,671	$658	$429	$491,044	$566	$1,695

Foreign exchange derivative liabilities	$—	$245	$—	$—	$1,881	$—

Total liabilities at fair value	$—	$245	$—	$—	$1,881	$—

        The Company reclassified its foreign exchange derivative assets and liabilities from Level 1 of the fair value hierarchy to Level 2 beginning the quarter ended December 31, 2011, to reflect the inputs used to measure fair value as observable inputs other than quoted market prices.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The following table presents the changes in the Company's Level 3 financial assets during the fiscal years ended March 31, 2012, 2011 and 2010 (in thousands):

	March 31,
	2012	2011	2010
Available-for-sale securities, beginning balance	$1,695	$994	$1,637
Proceeds from sales of securities	(6,550)	—	—
Realized gain on sales of securities	6,050	—	—
Realized loss on sales of securities	(9)	—	—
Unrealized gain	—	744	—
Unrealized loss	(757)	(43)	(643)

Available-for-sale securities, ending balance	$429	$1,695	$994

Cash and Cash Equivalents

        Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original terms of less than 62 days. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Securities

        The Company's investment securities portfolio consists of marketable securities related to a deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages.

        The marketable securities related to the deferred compensation plan are classified as non-current trading investments and do not have maturity dates. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested, and may actively trade funds within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company's normal operating cycle of one year. The marketable securities are recorded at a fair value of $14.3 million and $13.1 million as of March 31, 2012 and 2011, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains of $0.1 million are included in other income (expense), net for the fiscal year ended March 31, 2012 and relate to trading securities held at March 31, 2012.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The auction rate securities are classified as non-current available-for-sale securities. These securities are collateralized by residential and commercial mortgages, and are second-priority senior secured floating rate notes with maturity dates in excess of 10 years. Interest rates on these notes were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. During the fiscal year ended March 31, 2012, the Company sold two of the auction rate securities with a total carrying value of $0.5 million and a total par value of $10.0 million for $6.6 million. The gain of $6.1 million was recognized in other income (expense), net. During the three months ended March 31, 2012, two securities with a total carrying value of $0.4 million and a total par value of $22.2 million were liquidated. The Company did not receive any proceeds from the liquidation. The loss of $0.4 million was recorded in accumulated other comprehensive loss, offsetting a previously recorded temporary increase in fair value. The par value and original cost of the auction rate securities held as of March 31, 2012 and 2011 were $15.2 million and $47.5 million. These securities are recorded at an estimated fair value of $0.4 million and $1.7 million at March 31, 2012 and 2011. The estimated fair value was determined by estimating future cash flows through time according to each security's terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy.

Derivative Financial Instruments

        The following table presents the fair values of the Company's derivative instruments and their locations on the Balance Sheet as of March 31, 2012 and 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31,			March 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedges	Other assets	$250	$—	Other liabilities	$—	$1,763

		250	—		—	1,763

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	Other assets	341	486	Other liabilities	148	—
Foreign Exchange Swap Contracts	Other assets	67	80	Other liabilities	97	118

		408	566		245	118

		$658	$566		$245	$1,881

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The following table presents the amounts of gains and losses on the Company's derivative instruments for the fiscal years ended March 31, 2012 and 2011 and their locations on its Consolidated Financial Statements (in thousands):

				Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income
	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss
			Location of gain/(Loss) reclassified from accumulated other comprehensive loss into income				Amount of gain/ (loss) recognized in income immediately
						Location of gain/(loss) recognized in income immediately
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedges	$2,916	$(4,366)	Cost of goods sold	$(421)	$6,078	Other income/expense	$(198)	$(5)

	2,916	(4,366)		(421)	6,078		(198)	(5)

Derivatives not designated as hedging instruments:
Foreign Exchange Forward Contracts	—	—		—	—	Other income/expense	(350)	855
Foreign Exchange Swap Contracts	—	—		—	—	Other income/expense	(1,884)	(2,865)

	—	—		—	—		(2,234)	(2,010)

	$2,916	$(4,366)		$(421)	$6,078		$(2,432)	$(2,015)

Cash Flow Hedges

        The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the fiscal years ended March 31, 2012, 2011 and 2010. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $58.1 million (€43.5 million) and $54.9 million (€38.7 million) at March 31, 2012 and 2011. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

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

        The notional amounts of foreign exchange forward contracts outstanding at March 31, 2012 and 2011 relating to foreign currency receivables or payables were $18.7 million and $12.9 million. Open forward contracts as of March 31, 2012 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2011 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2012 and 2011 were $22.4 million and $17.1 million. Swap contracts outstanding at March 31, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese Yen. Swap contracts outstanding at March 31, 2011 consisted of contracts in Canadian dollars, Japanese yen, and Mexican pesos.

        The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows. Beginning the quarter ended December 31, 2011, the Company reclassified its foreign exchange derivative assets and liabilities from Level 1 of the fair value hierarchy to Level 2, to reflect the inputs used to measure fair value as observable inputs other than quoted market prices.

Note 9—Goodwill and Other Intangible Assets

        The following table summarizes the activity in the Company's goodwill account during fiscal years ended March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Goodwill, beginning balance	$547,184	$553,462
Additions	14,415	332
Sale of business	—	(6,610)
Fluctuation in foreign currency rates	(1,076)	—

Goodwill, ending balance	$560,523	$547,184

        Our acquisition of Mirial S.r.l. on July 18, 2011 added $14.4 million to goodwill. Mirial's business has been fully integrated into the Company's video conferencing reporting unit, and discrete financial information for Mirial is not maintained. Accordingly, the acquired goodwill related to Mirial is evaluated for impairment at the video conferencing reporting unit level. Additions to goodwill during fiscal year 2011 related to our acquisition of Paradial. The sale of business relates to goodwill associated with the 3Dconnexion entities which were sold on March 31, 2011.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Other Intangible Assets (Continued)

        Management performed a goodwill impairment analysis of each of its reporting units as of December 31, 2011. The carrying value of goodwill attributable to the peripherals and video conferencing reporting units was $220.9 million and $339.7 million as of March 31, 2012. As of December 31, 2011, management determined the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 30% of the carrying value, and the fair value of our video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 80% of the carrying value. Management continues to evaluate and monitor all key factors impacting the carrying value of the Company's recorded goodwill, as well as other long-lived assets. Further adverse changes in the Company's expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

        The Company's acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2012			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/trade name	$32,104	$(26,095)	$6,009	$31,907	$(23,290)	$8,617
Technology	91,954	(62,548)	29,406	88,068	(45,686)	42,382
Customer contracts	39,926	(21,823)	18,103	38,537	(14,920)	23,617

	$163,984	$(110,466)	$53,518	$158,512	$(83,896)	$74,616

        During fiscal year 2012, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Mirial. During fiscal year 2011, changes in the gross carrying value of other intangible assets related primarily to our acquisition of Paradial.

        For fiscal years 2012, 2011 and 2010, amortization expense for other intangible assets was $26.5 million, $27.8 million and $14.5 million. The Company expects that annual amortization expense for the fiscal years ending 2013, 2014, 2015 and 2016 will be $24.4 million, $18.2 million, and $9.1 million, and $1.8 million thereafter.

Note 10—Financing Arrangements

        In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at March 31, 2012.

        The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. Borrowings under the credit facility will accrue interest at a per annum rate based on LIBOR (London Interbank Offered Rate), or EURIBOR (Euro Interbank Offered Rate) in the case of loans denominated in euros, plus a variable margin determined quarterly based on the ratio of senior debt to earnings before interest, taxes, depreciation and

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Financing Arrangements (Continued)

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

        The facility agreement contains representations, covenants and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2012, the Company was in compliance with all covenants and conditions.

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

        The Company had several uncommitted, unsecured bank lines of credit aggregating $77.3 million at March 31, 2012. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2012, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $30.8 million as of March 31, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies

Operating Leases

        The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2012 are as follows (in thousands):

Year ending March 31,
2013	$20,834
2014	15,707
2015	13,978
2016	12,465
2017	10,874
Thereafter	37,141

$110,999

        Rent expense was $23.5 million, $19.8 million and $16.3 million for the years ended March 31, 2012, 2011 and 2010. The increase in future minimum annual rentals as of March 31, 2012 compared with $72.6 million as of March 31, 2011 was due to approximately $35 million related to new facilities for our Americas operations in Northern California, and approximately $13 million for an expansion of our LifeSize headquarters in Austin, Texas.

        In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company's asset retirement obligation liability for the years ended March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Asset retirement obligation, beginning of year	$1,636	$1,374
Liabilities incurred	66	275
Liabilities settled	(85)	(120)
Accretion expense	92	71
Revisions	218	—
Foreign currency translation	(9)	36

Asset retirement obligation, end of year	$1,918	$1,636

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

Product Warranties

        Certain of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company's estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company's warranty liability for the years ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31,
	2012	2011
Warranty liability, beginning of year	$4,970	$3,002
Provision for warranties issued during the year	19,280	18,666
Settlements made during the year, net of adjustments	(19,066)	(16,698)

Warranty liability, end of year	$5,184	$4,970

Purchase Commitments

        At March 31, 2012, the Company had the following outstanding purchase commitments:

March 31, 2012
Inventory purchases	$140,549
Operating expenses	48,886
Capital expenditures	19,554

Total purchase commitments	$208,989

        Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by March 31, 2012. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for tooling, computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

        Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At March 31, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under six guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of March 31, 2012, $3.9 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of March 31, 2012. As of March 31, 2012, $0.7 million of guaranteed purchase obligations were outstanding under these agreements.

        Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $69.1 million as of March 31, 2012. As of March 31, 2012, $16.0 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

        Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. No amounts have been accrued for indemnification provisions at March 31, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

        Logitech also indemnifies its current and former directors and certain of its current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. Logitech is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise.

Legal Proceedings

        On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech's disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011.

        On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). The complaint alleges that Logitech's Harmony remotes, Logitech Revue for Google TV and other products for the digital home infringe one or more of the seventeen UEI patents asserted in the action, and seeks unspecified monetary damages and other relief against the defendants. On November 3, 2011, the Company filed a counter suit against UEI for infringement of five patents by various UEI products, for

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

UEI's abuse of the legal process in suing the Company on three expired patents, and for unfair competition. On April 17, 2012, UEI filed a related suit against Logitech Europe S.A. seeking a declaratory judgment that one of the patents in the counter suit is unenforceable.

        In addition, from time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings.

        The Company believes these lawsuits and claims lack merit and intends to vigorously defend against them. However, there can be no assurances that its defenses will be successful, or that any judgment or settlement in any of these lawsuits would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations. The Company is presently unable to estimate the effects of these claims and legal proceedings on its results of operations, cash flows or financial position.

Note 12—Shareholders' Equity

Share Capital

        The Company's nominal share capital is CHF 47,901,655, consisting of 191,606,620 shares with a par value of CHF 0.25 each, all of which were issued and 27,173,339 of which were held in treasury as of March 31, 2012.

        In September 2008, the Company's shareholders approved an amendment to reserve conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans. The shareholders also approved the creation of conditional capital representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. This conditional capital was created in order to provide financing flexibility for future expansion, investments or acquisitions.

Dividends

        Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 460.9 million or $511.1 million based on exchange rates at March 31, 2012) and is subject to shareholder approval.

Legal Reserves

        Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.6 million at March 31, 2012 (based on exchange rates at March 31, 2012).

        Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the cost of repurchased treasury shares owned as of year-end. The reserve for treasury shares, which is not available for distribution, totaled $369.7 million at March 31, 2012 (based on exchange rates at March 31, 2012).

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Shareholders' Equity (Continued)

Share Repurchases

        During the years ended March 31, 2012 and 2011, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). In November 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	12,075	$94,255
September 2008	8,344	250,000	August 2013	—	—	—

(1)
Represents an estimate of the shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2012, $94.3 million, divided by the adjusted closing price of the Company's shares traded on the SIX Swiss Exchange as of the same date, $7.81 per share.

        The Company repurchased shares under these buyback programs as follows (in thousands):

	Amounts Repurchased During Year ended March 31,(1)
	Program to date		2012		2011
Date of Announcement	Shares	Amount	Shares	Amount	Shares	Amount
September 2008—amended	9,900	82,902	9,900	82,902	—	—
September 2008	7,609	73,134	7,609	73,134	—	—

	17,509	$156,036	17,509	$156,036	—	$—

(1)
Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

        The Company intends to request shareholder approval at the Company's next Annual General Meeting of Shareholders to cancel the 9.9 million shares repurchased under the September 2008 amended share buyback program.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2012	2011
Cumulative translation adjustment	$(66,854)	$(58,641)
Pension liability adjustments, net of tax of $752 and $759	(29,362)	(18,073)
Unrealized gain on investments	343	1,168
Net deferred hedging gains (losses)	(56)	(2,972)

	$(95,929)	$(78,518)

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information

        Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Retail—Pointing Devices	$619,505	$618,404	$528,236
Retail—Keyboards & Desktops	447,991	386,968	329,038
Retail—Audio	483,485	466,927	454,957
Retail—Video	215,657	255,015	228,344
Retail—Gaming	111,480	104,545	107,595
Retail—Digital Home	104,665	173,351	96,982
OEM	185,959	223,775	198,364

Peripherals	2,168,742	2,228,985	1,943,516
Video Conferencing	147,461	133,901	23,232

Total net sales	$2,316,203	$2,362,886	$1,966,748

        The Company has two operating segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. The video conferencing segment consists of the LifeSize division, and encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company's operating segments do not record revenue on sales between segments, as such sales are not material.

        Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech's Chief Executive Officer, who is considered to be the Company's chief operating decision maker. These operating performance measures do not include share-based compensation expense, amortization of intangible assets, and assets by operating segment. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as "all other." Long-lived assets are presented by geographic region. Net

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

sales, operating income and depreciation and amortization for the Company's operating segments were as follows (in thousands):

	Year ended March 31
	2012	2011	2010
Net sales by operating segment
Peripherals	$2,168,742	$2,228,985	$1,943,516
Video Conferencing	147,461	133,901	23,232

Total net sales	$2,316,203	$2,362,886	$1,966,748

Operating income by segment
Peripherals	$137,430	$204,202	$127,530
Video Conferencing	(7,386)	1,100	(8,844)
All other	(58,063)	(62,646)	(40,322)

Total operating income	$71,981	$142,656	$78,364

Depreciation and amortization by segment
Peripherals	$52,578	$55,816	$65,130
Video Conferencing	19,924	20,175	5,765

Total depreciation and amortization	$72,502	$75,991	$70,895

        Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

        Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Americas	$953,867	$1,032,988	$729,473
EMEA	846,464	872,774	882,635
Asia Pacific	515,872	457,124	354,640

Total net sales	$2,316,203	$2,362,886	$1,966,748

        Sales are attributed to countries on the basis of the customers' locations. The United States represented 34% and 36% of the Company's total consolidated net sales for the fiscal years 2012 and 2011. In fiscal year 2010, the United States represented 32% and Germany represented 11% of our total consolidated net sales. No other single country represented more than 10% of the Company's total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company's home domicile, represented a small portion of the Company's total consolidated net sales in all periods presented. In fiscal years 2012, 2011 and 2010, one customer group represented 14%, 12% and 13% of net sales. As of March 31, 2012 and 2011, one customer group represented 14% and 13% of total accounts receivable.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

        Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2012	2011
Americas	$41,254	34,587
EMEA	9,304	$9,774
Asia Pacific	41,576	45,272

Total long-lived assets	$92,134	$89,633

        Long-lived assets in China and the United States each represented more than 10% of the Company's total consolidated long-lived assets at March 31, 2012 and 2011.

Note 14—Acquisitions and Divestitures

Mirial

        On July 18, 2011, the Company acquired all of the outstanding shares of Mirial S.r.l., a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In addition, Logitech incurred $0.4 million in transaction costs, which are included in operating expenses in fiscal year 2012. Mirial has been integrated into the video conferencing reporting unit, and we expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

        The acquisition has been accounted for using the purchase method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of Mirial were included in Logitech's consolidated financial statements from the date of acquisition, and were not material to the Company's reported results.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Acquisitions and Divestitures (Continued)

        The existing technology of Mirial relates to the software and architecture which provides the ability to engage in high quality video conferencing on mobile phones, tablets and personal computers. The value of the technology was determined based on the present value of estimated expected future cash flows attributable to the technology. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology to Mirial's existing customer base, valued based on projected discounted cash flows generated from customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes.

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

LifeSize

        On December 11, 2009, pursuant to a merger agreement signed November 10, 2009, Logitech acquired LifeSize Communications, Inc., an Austin, Texas-based privately-held company specializing in high definition video communication products and services. Logitech expects the acquisition to drive growth in video communication for the enterprise and small-to-medium business markets by leveraging the two companies' technology expertise, including camera design, firewall traversal, video compression and bandwidth management.

        The total consideration paid to acquire LifeSize was $382.8 million, not including cash acquired of $3.7 million. In addition, Logitech incurred $6.6 million in transaction costs, which are included in operating expenses. Logitech paid $382.3 million in cash to the holders of all outstanding shares of LifeSize capital stock, all vested options issued by LifeSize, and all outstanding warrants to purchase LifeSize stock. As part of the acquisition, Logitech assumed all outstanding unvested LifeSize stock options and unvested restricted stock held by continuing LifeSize employees at December 11, 2009. The assumed options are exercisable for a total of approximately 1.0 million Logitech shares and the assumed restricted stock was exchanged for 0.1 million Logitech shares. The stock options and restricted stock continue to have the same terms and conditions as under LifeSize's option plan. The fair value attributable to precombination employee services for the stock options assumed, which is part of the consideration paid to acquire LifeSize, was $0.5 million. The weighted average fair value of $12.07 per share for the stock options assumed was determined using a Black-Scholes-Merton option-pricing valuation model with the following weighted-average assumptions: expected term of 2.0 years, expected volatility of 57%, and risk-free interest rate of 0.7%.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Acquisitions and Divestitures (Continued)

        The total cash consideration paid of $382.3 million included $37.0 million deposited into an escrow account as security for indemnification claims under the merger agreement and $0.5 million deposited in a stockholder representative expense fund. The escrow trustee disbursed 50% of the escrow fund to the former holders of LifeSize capital stock, vested options and warrants in December 2010, and the remaining fifty percent was disbursed in June 2011, subject to indemnification claims.

        In connection with the merger, Logitech also agreed to establish a cash and stock option retention and incentive plan for certain LifeSize employees, linked to the achievement of LifeSize performance targets. The duration of the plan's performance period was two years, from January 1, 2010 to December 31, 2011. The total available cash incentive was $9.0 million over the two year performance period. The Company paid the entire $9.0 million in available cash incentive during fiscal year 2012. In December 2009, options to purchase 850,000 Logitech shares were issued in connection with the retention and incentive plan.

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

        The deferred tax asset primarily relates to the tax benefit of a net operating loss carryforward, net of the deferred tax liability related to intangible assets. The existing technology of LifeSize relates to the platform technology used in LifeSize's high-definition video conferencing systems. The value of the technology was determined based on the present value of estimated expected cash flows attributable to the technology, assuming the highest and best use by a market participant. The patents and core technology represent awarded patents, filed patent applications and core architectures, trade secrets or processes used in LifeSize's current and planned future products. Trademark/trade name relates to the LifeSize brand names. The value of the patents, core technology and trademark/trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. Customer relationships and other relates to the ability to sell existing, in-process, and future versions of the technology and services to LifeSize's existing customer base, valued based on projected discounted cash flows generated from

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Acquisitions and Divestitures (Continued)

customers in place. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is primarily attributable to the opportunities and economies of scale from combining the operations and technologies of Logitech and LifeSize. This goodwill is not subject to amortization and is not expected to be deductible for income tax purposes. The debt that Logitech assumed as part of the acquisition was repaid in full on December 18, 2009.

  Unaudited pro forma financial information

        The unaudited pro forma financial information in the table below summarizes the combined results of operations of Logitech and LifeSize during the fiscal years ended March 31, 2010 as though the acquisition took place as of the beginning of each fiscal year. The pro forma financial information also includes certain adjustments such as amortization expense from acquired intangible assets, share-based compensation expense related to unvested stock options and restricted stock assumed, depreciation adjustments from alignment of the companies' policies related to property, plant and equipment, interest expense related to debt assumed, expense related to retention bonuses, pre-acquisition transaction costs, and the income tax impact of the pro forma adjustments. The pro forma financial information presented below (in thousands except per share amounts) is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

2010
(Unaudited)
Net sales	$2,023
Net income	$44
Net income per share—basic	$0.25
Net income per share—diluted	$0.25

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Acquisitions and Divestitures (Continued)

3Dconnexion

        On March 31, 2011, the Company sold its equity interest in certain 3Dconnexion subsidiaries, the provider of the Company's 3D controllers, and its intellectual property rights related to the manufacture and sale of certain 3Dconnexion products, to a group of third party individuals and certain 3Dconnexion employees. The sale price was $9.1 million, not including cash retained. Under the sale agreement, the Company will continue to manufacture 3Dconnexion products and sell to the buyers for a period of three years. The loss resulting from the sale was not material.

Note 15—Subsequent Events

        On April 9, 2012, Bracken P. Darrell joined Logitech as President. On January 1, 2013, Mr. Darrell will succeed Guerrino De Luca, Chairman and Chief Executive Officer, as Chief Executive Officer of Logitech. In connection with the commencement of his employment, Mr. Darrell was granted equity inducement awards which are described in Note 4, Employee Benefit Plans.

        Fair value of future rent obligations of approximately $4 million related to the Company's former Americas headquarters will be charged to expense during the first quarter of fiscal year 2013 when the Company ceases use of the facility.

        On April 25, 2012, Logitech announced a restructuring plan to reduce operating costs and improve financial results. In connection with this plan, the position of Senior Vice President, Worldwide Sales and Marketing and the position of Executive Vice President, Products and President, Logitech Europe were eliminated. The Company estimates pre-tax restructuring charges related to employee termination costs, contract termination costs, and other associated costs of approximately $25 million to $40 million will be incurred in connection with the restructuring plan, which is expected to be completed within fiscal year 2013.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA
(Unaudited)

        The following table contains selected unaudited quarterly financial data for fiscal years 2012 and 2011 (in thousands except per share amounts):

	Year ended March 31, 2012				Year ended March 31, 2011
	First	Second	Third	Fourth	First	Second	Third	Fourth*
Net sales	$480,441	$589,204	$714,596	$531,962	$479,330	$581,884	$754,054	$547,618
Gross profit	125,607	198,421	258,674	193,887	169,029	216,934	271,173	179,370
Operating expenses:
Marketing and selling	99,793	107,446	116,313	100,302	91,477	97,412	124,914	106,777
Research and development	39,981	39,491	41,911	40,948	38,389	40,927	38,955	38,119
General and administrative	30,865	27,989	30,673	28,896	27,360	27,420	31,264	30,836
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expense	170,639	174,926	188,897	170,146	157,226	165,759	195,133	175,732
Operating income (loss)	(45,032)	23,495	69,777	23,741	11,803	51,175	76,040	3,638
Net income (loss)	$(29,606)	$17,445	$55,333	$28,286	$19,522	$41,160	$65,002	$2,776
Net income (loss) per share**:
Basic	$(0.17)	$0.10	$0.32	$0.17	$0.11	$0.23	$0.37	$0.02
Diluted	$(0.17)	$0.10	$0.32	$0.17	$0.11	$0.23	$0.36	$0.02
Shares used to compute net income (loss) per share:
Basic	179,331	176,878	173,003	169,387	175,492	176,359	177,233	178,562
Diluted	179,331	177,277	173,656	170,401	177,358	177,958	179,703	180,423

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

        The following table sets forth certain quarterly financial information as a percentage of net sales:

	Year ended March 31, 2012				Year ended March 31, 2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	26.1	33.7	36.2	36.4	35.3	37.3	36.0	32.8
Operating expenses:
Marketing and selling	20.8	18.2	16.3	18.9	19.1	16.7	16.6	19.5
Research and development	8.3	6.7	5.9	7.7	8.0	7.0	5.2	7.0
General and administrative	6.4	4.8	4.3	5.4	5.7	4.7	4.1	5.6
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expense	35.5	29.7	26.4	32.0	32.8	28.5	25.9	32.1
Operating income (loss)	(9.4)	4.0	9.8	4.4	2.5	8.8	10.1	0.7
Net income (loss)	(6.2)%	3.0%	7.7%	5.3%	4.1%	7.1%	8.6%	0.5%

Schedule II

LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2012, 2011 and 2010 (in thousands)
(Revised for Fiscal Years Ended March 31, 2011 and 2010)

        Our Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers. We also have sales incentive programs for indirect customers with whom we do not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

        The Schedule II included in our Form 10-K for fiscal year 2011 included errors in the presentation of the valuation and qualifying accounts, which we have revised in this Schedule II. The impact and nature of the revisions are described in the footnotes below. These revisions have no impact on the consolidated financial statements listed on the index appearing under Item 15(a)(1) of this Form 10-K.

Fiscal Year	Description	Balance at beginning of period	Charged (credited) to Statement of Operations	Claims and adjustments applied against allowances	Balance at end of period
2012	Allowance for doubtful accounts	$4,086	$(592)	$(1,022)	$2,472
2011	Allowance for doubtful accounts	$5,870	$663	$(2,447)	$4,086
2010	Allowance for doubtful accounts	$6,705	$(72)	$(763)	$5,870
2012	Allowance for sales returns	$29,666	$72,543	$(77,610)	$24,599
2011	Allowance for sales returns	$23,657	$74,749	$(68,740)	$29,666
2010	Allowance for sales returns	$28,705	$78,950	$(83,998)	$23,657
2012	Allowances for cooperative marketing arrangements	$28,669	$101,557	$(106,117)	$24,109
2011	Allowances for cooperative marketing arrangements	$24,004	$100,498	$(95,833)	$28,669
2010	Allowances for cooperative marketing arrangements	$37,587	$78,833	$(92,416)	$24,004
2012	Allowances for customer incentive programs	$52,358	$108,683	$(118,779)	$42,262
2011	Allowances for customer incentive programs	$38,756	$138,969	$(125,367)	$52,358
2010	Allowances for customer incentive programs	$31,447	$102,007	$(94,698)	$38,756
2012	Allowances for pricing programs	$62,258	$196,808	$(198,695)	$60,371
2011	Allowances for pricing programs	$59,123	$178,631	$(175,496)	$62,258
2010	Allowances for pricing programs	$25,178	$130,147	$(96,202)	$59,123

        The tables below present the amounts as reported in the Schedule II included in our Form 10-K for fiscal year 2011 and the revisions to the amounts previously reported. Explanations of the revisions are described in the footnotes below the tables. No revisions were made to the allowances for doubtful accounts and sales returns; consequently, these allowances are not presented below.

Description	Balance at beginning of period	Charged (credited) to Statement of Operations	Claims and adjustments applied against allowances	Balance at end of period
Revisions to Valuation and Qualifying Accounts for Fiscal Year 2011:
Allowances for cooperative marketing arrangements
As reported for fiscal year 2011	$17,527	$133,125	$(121,983)	$28,669
Direct customer amounts not previously included in Schedule II(1)	8,261	—	(8,261)	—
Indirect customer amounts incorrectly included in Schedule II(2)	(1,784)	(32,627)	34,411	—

As revised for fiscal year 2011	$24,004	$100,498	$(95,833)	$28,669

Allowances for customer incentive programs
As reported for fiscal year 2011	$44,306	$162,958	$(154,906)	$52,358
Indirect customer amounts incorrectly included in Schedule II(2)	(5,550)	(37,479)	43,029	—
Computational error(3)	—	13,448	(13,448)	—
Customer incentive program activity previously included in pricing programs(4)	—	42	(42)	—

As revised for fiscal year 2011	$38,756	$138,969	$(125,367)	$52,358

Allowances for pricing programs
As reported for fiscal year 2011	$63,115	$189,293	$(190,150)	$62,258
Indirect customer amounts incorrectly included in Schedule II(2)	(3,992)	(10,620)	14,612	—
Customer incentive program activity previously included in pricing programs(4)	—	(42)	42	—

As revised for fiscal year 2011	$59,123	$178,631	$(175,496)	$62,258

Revisions to Valuation and Qualifying Accounts for Fiscal Year 2010:
Allowance for cooperative marketing arrangements
As reported for fiscal year 2010	$28,567	$98,450	$(109,490)	$17,527
Direct customer amounts not previously included in Schedule II(1)	11,194	—	(2,933)	8,261
Indirect customer amounts incorrectly included in Schedule II(2)	(2,174)	(19,617)	20,007	(1,784)

As revised for fiscal year 2010	$37,587	$78,833	$(92,416)	$24,004

Allowance for customer incentive programs
As reported for fiscal year 2010	$36,454	$101,851	$(93,999)	$44,306
Indirect customer amounts incorrectly included in Schedule II(2)	(5,007)	(12,118)	11,575	(5,550)
Computational error(3)	—	10,989	(10,989)	—
Customer incentive program amounts previously included in pricing programs(4)	—	1,285	(1,285)	—

As revised for fiscal year 2010	$31,447	$102,007	$(94,698)	$38,756

Pricing programs
As reported for fiscal year 2010	$25,543	$134,323	$(96,751)	$63,115
Indirect customer amounts incorrectly included in Schedule II(2)	(365)	(2,891)	(736)	(3,992)
Customer incentive program activity previously included in pricing programs(4)	—	(1,285)	1,285	—

As revised for fiscal year 2010	$25,178	$130,147	$(96,202)	$59,123

(1)
Represents amounts for programs related to direct customers which were incorrectly excluded from the valuation accounts previously reported in Schedule II. The amounts were incorrectly classified in accrued liability accounts in our consolidated balance sheets as of March 31, 2010 and 2009.

(2)
Represents amounts for programs related to indirect customers which were incorrectly included in the valuation accounts previously reported in Schedule II. The balances were incorrectly classified in allowance accounts in our consolidated balance sheets as of March 31, 2010 and 2009. The activity was correctly recorded as a reduction of revenue in the Statements of Operations for fiscal years 2011 and 2010.

(3)
Represents customer incentive program activity incorrectly subtracted from amounts previously reported in Schedule II in the column titled "Charged (credited) to Statement of Operations," when this activity should have been added to such amounts. The amounts incorrectly subtracted (which should have been added) were $6.724 million for fiscal year 2011 and $5.495 million for fiscal year 2010. The offsetting errors of the same amount were originally reported in the column titled "Claims and adjustments applied against allowances." These computational errors only affected our Schedule II presentation and had no effect on our consolidated statement of operations.

(4)
Represents customer incentive program activity which was previously included in pricing program activity. The activity is now properly included in customer incentive programs, consistent with the presentation of the related allowance account balance.