Form 10-Q
period 2012-06-30
LOGITECH INTERNATIONAL SA
filed 2012-08-06
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of August 1, 2012, there were 155,995,827 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended June 30,
	2012	2011
	(Unaudited)

Net sales	$468,604	$480,441
Cost of goods sold	324,352	354,834
Gross profit	144,252	125,607
Operating expenses:
Marketing and selling	100,897	99,793
Research and development	38,928	39,981
General and administrative	32,480	30,865
Restructuring charges	31,227	—
Total operating expenses	203,532	170,639
Operating loss	(59,280)	(45,032)
Interest income, net	384	690
Other income (expense), net	(159)	5,191
Loss before income taxes	(59,055)	(39,151)
Benefit from income taxes	(6,910)	(9,545)
Net loss	$(52,145)	$(29,606)

Net loss per share:
Basic	$(0.32)	$(0.17)
Diluted	$(0.32)	$(0.17)

Shares used to compute net loss per share:
Basic	160,733	179,331
Diluted	160,733	179,331

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)

Net loss	$(52,145)	$(29,606)

Other comprehensive income (loss):
Foreign currency translation	(6,265)	1,330

Defined benefit pension plan adjustments during the period:
Foreign currency exchange rate changes	1,463	(1,241)
Amortization included in net loss:
Transition obligation for the period	1	1
Prior service cost for the period	38	39
Net loss for the period	416	100
Pension liability adjustments, net of tax	1,918	(1,101)

Deferred hedging gain	1,205	3,160
Less reclassification adjustment for gain included in net loss	106	2,478
Net deferred hedging gain	1,099	682

Reversal of unrealized gains previously recognized in accumulated other comprehensive income	(343)	—
Net change in accumulated other comprehensive income (loss)	(3,591)	911
Total comprehensive loss	$(55,736)	$(28,695)

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,737	$478,370
Accounts receivable	213,973	223,104
Inventories	280,533	297,072
Other current assets	69,367	65,990
Total current assets	924,610	1,064,536
Non-current assets:
Property, plant and equipment	94,491	94,884
Goodwill	558,211	560,523
Other intangible assets	47,037	53,518
Other assets	75,972	83,033
Total assets	$1,700,321	$1,856,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$262,929	$301,111
Accrued liabilities	213,552	186,680
Total current liabilities	476,481	487,791
Non-current liabilities	219,934	218,462
Total liabilities	696,415	706,253

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at June 30, 2012 and March 31, 2012	33,370	33,370
Additional paid-in capital	1,726	—
Less shares in treasury, at cost, 35,647 at June 30, 2012 and 27,173 at March 31, 2012	(429,834)	(343,829)
Retained earnings	1,498,164	1,556,629
Accumulated other comprehensive loss	(99,520)	(95,929)
Total shareholders’ equity	1,003,906	1,150,241
Total liabilities and shareholders’ equity	$1,700,321	$1,856,494

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,145)	$(29,606)
Non-cash items included in net loss:
Depreciation	11,152	13,172
Amortization of other intangible assets	6,232	6,630
Inventory valuation adjustment	—	34,074
Share-based compensation expense	6,171	9,715
Gain on disposal of property and plant	—	(4,904)
Gain on sale of available-for-sale securities	(831)	—
Excess tax benefits from share-based compensation	(5)	(24)
Deferred income taxes and other	(1,055)	(13,701)
Changes in assets and liabilities:
Accounts receivable	6,577	19,097
Inventories	11,445	(54,783)
Other assets	33	(6,015)
Accounts payable	(37,408)	29,346
Accrued liabilities	42,778	743
Net cash (used in) provided by operating activities	(7,056)	3,744
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,621)	(10,561)
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	—
Purchases of trading investments	(1,397)	(3,545)
Proceeds from sales of trading investments	1,385	3,500
Net cash used in investing activities	(18,716)	(5,702)
Cash flows from financing activities:
Purchases of treasury shares	(89,955)	—
Proceeds from sale of shares upon exercise of options and purchase rights	404	607
Tax withholdings related to net share settlements of restricted stock units	(170)	(176)
Excess tax benefits from share-based compensation	5	24
Net cash (used in) provided by financing activities	(89,716)	455
Effect of exchange rate changes on cash and cash equivalents	(2,145)	(61)
Net decrease in cash and cash equivalents	(117,633)	(1,564)
Cash and cash equivalents at beginning of period	478,370	477,931
Cash and cash equivalents at end of period	$360,737	$476,367

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Total comprehensive loss	—	—	—	—	—	(29,606)	911	(28,695)
Tax benefit from exercise of stock options	—	—	4	—	—	—	—	4
Sale of shares upon exercise of options and purchase rights	—	—	(1,580)	(77)	2,197	—	—	617
Issuance of shares upon vesting of restricted stock units	—	—	(1,060)	(30)	884	—	—	(176)
Share-based compensation expense	—	—	9,588	—	—	—	—	9,588
June 30, 2011	191,606	$33,370	$6,952	12,326	$(260,938)	$1,484,562	$(77,607)	$1,186,339

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,556,629	$(95,929)	$1,150,241
Total comprehensive loss	—	—	—	—	—	(52,145)	(3,591)	(55,736)
Purchase of treasury shares	—	—	—	8,600	(89,955)	—	—	(89,955)
Tax benefit from exercise of stock options	—	—	(500)	—	—	—	—	(500)
Deferred tax asset adjustment related to share-based compensation expense	—	—	—	—	—	(6,320)	—	(6,320)
Sale of shares upon exercise of options and purchase rights	—	—	(2,289)	(86)	2,697	—	—	408
Issuance of shares upon vesting of restricted stock units	—	—	(1,423)	(40)	1,253	—	—	(170)
Share-based compensation expense	—	—	5,938	—	—	—	—	5,938
June 30, 2012	191,606	$33,370	$1,726	35,647	$(429,834)	$1,498,164	$(99,520)	$1,003,906

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communications and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet, video security and home-entertainment control. Our products for home and business PCs (personal computers) include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, earphones and stands. Our Internet communications products include webcams, headsets, video communication services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors, and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include a range of gaming controllers and microphones, as well as other accessories. Our video conferencing segment offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

We sell our peripheral products to a network of distributors, retailers and OEMs (original equipment manufacturers). We sell our video conferencing products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers.

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbols LOGN and LOGNE.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2012 included in its Annual Report on Form 10-K.

In the quarter ended June 30, 2012, we recorded a reduction in deferred tax assets and a decrease to retained earnings of $6.3 million, related to vested unexercised non-qualified stock options for former employees who terminated in fiscal year 2012 and prior.  We reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the error to be immaterial to any period presented.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income.

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in our significant accounting policies during the three months ended June 30, 2012 compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Note 3 — Net Loss per Share

The computations of basic and diluted net loss per share for the Company were as follows (in thousands except per share amounts):

	Three months ended June 30,
	2012	2011

Net loss	$(52,145)	$(29,606)

Weighted average shares - basic	160,733	179,331
Effect of potentially dilutive share equivalents	—	—
Weighted average shares - diluted	160,733	179,331

Net loss per share - basic	$(0.32)	$(0.17)
Net loss per share - diluted	$(0.32)	$(0.17)

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 18,955,767 and 15,939,015 for the three months ended June 30, 2012 and 2011 were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2012, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 ESPP, and 1.8 million shares under the 2012 Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended
	June 30,
	2012	2011

Cost of goods sold	$789	$1,160
Share-based compensation expense included in gross profit	789	1,160
Operating expenses:
Marketing and selling	1,780	3,517
Research and development	1,825	1,808
General and administrative	1,777	3,230
Share-based compensation expense included in operating expenses	5,382	8,555
Total share-based compensation expense	6,171	9,715
Income tax benefit	(1,376)	(2,389)
Share-based compensation expense, net of income tax	$4,795	$7,326

Share-based compensation expense for the quarter ended June 30, 2012 includes a reduction of $1.6 million in expense applicable to employees terminated as a result of the restructuring plan announced in April 2012. As of June 30, 2012 and 2011, $0.5 million and $0.9 million of share-based compensation cost was capitalized to inventory.

The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	June 30, 2012
	Compensation Cost Not Yet Recognized	Months of Future Recognition

Non-vested stock options	$7,202	17
Premium-priced stock options	2,769	45
Time-based RSUs	27,790	22
Performance-based RSUs	5,454	19
Total compensation cost not yet recognized	$43,215

A summary of the Company’s stock option activity for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Three Months ended June 30,
	2012		2011
	Number	Exercise Price	Number	Exercise Price

Options outstanding, beginning of period	13,034	$19	16,312	$19
Granted	1,700	14	—	—
Exercised	(84)	5	(74)	8
Cancelled or expired	(439)	19	(599)	22
Options outstanding, end of period	14,211	18	15,639	20
Options exercisable, end of period	10,984	$19	11,446	$20

The total pretax intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $0.5 million and $0.3 million and the tax benefit realized for the tax deduction from options exercised during each of those periods was $0.1 million. The total fair value of options vested as of June 30, 2012 and 2011 was $70.6 million and $74.9 million.

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model. During the three months ended June 30, 2012, the Company also granted premium-priced stock options which will vest in full if and only when Logitech’s average closing share price, over a consecutive ninety-day trading period, meets or exceeds the exercise price of the grants. The fair value of premium-priced stock options was estimated using the Monte-Carlo simulation method. There were no stock options granted during the three months ended June 30, 2011. The table below presents the assumptions used to determine the fair value of employee stock options, premium-priced stock options and shares purchased under the employee purchase plans:

	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Purchase Plans		Stock Option Plans		Premium-Priced Stock Options

Dividend yield	0%	0%	0%	n/a	0%	n/a
Expected life	6 months	6 months	4 years	n/a	7 years	n/a
Expected volatility	64%	33%	46%	n/a	46%	n/a
Risk-free interest rate	0.08%	0.17%	1.20%	n/a	2.00%	n/a

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. The Company has not paid dividends since 1996. If approved by shareholders, the distribution of qualifying additional paid-in capital described in Note 11 is expected by management to be a one-time event. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using the Company’s daily closing prices over the term of past options or purchase offerings. The Company considers historical share price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company’s stock options or purchase offerings.

The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates. There were no stock options granted during the three months ended June 30, 2011.

	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Purchase Plans		Stock Option Plans		Premium-Priced Stock Options

Weighted average grant-date fair value of options granted	$2.67	$4.69	$8.03	n/a	$2.52	n/a
Expected forfeitures	0%	0%	11%	n/a	0%	n/a

The Company has granted time-based RSUs, which vest in annual installments on the grant-date anniversary, and performance-based RSUs, which vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. A summary of the Company’s time- and performance-based RSU activity for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Three Months ended June 30,
	2012		2011
	Number	Grant Date Fair Value	Number	Grant Date Fair Value

RSUs outstanding, beginning of period	4,125	$13	2,370	$21
Granted	170	$9	714	$13
Vested	(60)	$14	(50)	$13
Cancelled or expired	(240)	$16	(155)	$19
RSUs outstanding, end of period	3,995	$13	2,879	$20

The total pretax intrinsic value (fair value) of RSUs vested during the three months ended June 30, 2012 and 2011 was $0.8 million and $0.7 million and the tax benefit realized for the tax deduction from RSUs vested during each of those periods was $0.2 million.

The Company determines the fair value of time-based RSUs based on the market price of the Company’s shares on the date of grant. The fair value of performance-based RSUs is estimated using the Monte-Carlo simulation method applying the following assumptions:

	Q1 FY 2013 Grants	FY 2012 Grants

Dividend yield	n/a	0%
Expected life	n/a	3 years
Expected volatility	n/a	51%
Risk-free interest rate	n/a	1.35%

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. If approved by shareholders, the distribution of qualifying additional paid-in capital described in Note 11 is expected by management to be a one-time event. The expected life of the performance-based RSUs is the service period at the end of which the RSUs will vest if the performance conditions are satisfied. The volatility assumption is based on the actual volatility of Logitech’s daily closing share price over a look-back period equal to the years of expected life. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a term of the same number of years as the expected life.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2012 and 2011 were $2.8 million and $3.1 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,
	2012	2011

Service cost	$1,875	$1,295
Interest cost	494	505
Expected return on plan assets	(93)	(418)
Amortization of net transition obligation	1	1
Amortization of net prior service cost	38	39
Recognized net actuarial loss	416	100
Net periodic benefit cost	$2,731	$1,522

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

On April 25, 2012, Logitech announced a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring was completed during the three months ended June 30, 2012. In determining the annual effective tax rate, the restructuring was treated as a discrete event in the quarter as it was significantly unusual and infrequent in nature. As such, restructuring-related charges and costs were excluded from ordinary income in determining the annual effective tax rate. The tax benefit associated with the restructuring is approximately $0.2 million.

Tax benefits for the three months ended June 30, 2012 and 2011 were $6.9 million and $9.5 million based on effective income tax rates of 11.7% and 24.4% of pre-tax loss. The change in the effective income tax rate for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate.

As of June 30 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $141.0 million and $143.3 million, of which $124.0 million and $125.4 million would affect the effective income tax rate if recognized. The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2012, the Company had approximately $7.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007. On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process. On July 12, 2012, the Company accepted the proposed revised assessments. The IRS is completing their RAR review process which generally takes sixty days from the time of acceptance. The proposed revised assessments will not have a material adverse effect on the Company’s consolidated operating results.

In addition, the IRS is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s consolidated operating results.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that resolution of fiscal years 2006 and 2007 with the IRS will lead to a decrease of unrecognized tax benefits within the next twelve months, which may have a material positive effect on the Company’s consolidated operating results.  At this time, the Company is not able to estimate the change as of June 30, 2012.

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2012 (in thousands):

	June 30, 2012	March 31, 2012
Accounts receivable:
Accounts receivable	$361,339	$376,917
Allowance for doubtful accounts	(2,321)	(2,472)
Allowance for returns	(24,995)	(24,599)
Allowances for cooperative marketing arrangements	(22,259)	(24,109)
Allowances for customer incentive programs	(36,237)	(42,262)
Allowances for pricing programs	(61,554)	(60,371)
	$213,973	$223,104
Inventories:
Raw materials	$32,129	$38,613
Work-in-process	3	73
Finished goods	248,401	258,386
	$280,533	$297,072
Other current assets:
Tax and value-added tax refund receivables	$15,331	$19,360
Deferred taxes	33,179	25,587
Prepaid expenses and other	20,857	21,043
	$69,367	$65,990
Property, plant and equipment:
Plant, buildings and improvements	$62,775	$48,555
Equipment	151,159	148,059
Computer equipment	40,956	40,353
Computer software	77,094	75,758
	331,984	312,725
Less: accumulated depreciation	(254,079)	(249,657)
	77,905	63,068
Construction-in-progress	13,754	28,968
Land	2,832	2,848
	$94,491	$94,884
Other assets:
Deferred taxes	$55,234	$61,358
Trading investments	14,172	14,301
Deposits and other	6,566	7,374
	$75,972	$83,033

Inventories are stated at the lower of cost or market. Inventory as of June 30, 2012 and March 31, 2012 includes an adjustment of an immaterial amount and $8.5 million to reflect the lower of cost or market on the Company’s inventory of Logitech Revue and related peripherals on hand. In the three months ended June 30, 2011, a valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the retail price of Logitech Revue.

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2012 (in thousands):

	June 30, 2012	March 31, 2012
Accrued liabilities:
Accrued personnel expenses	$50,229	$42,809
Accrued marketing expenses	7,664	7,097
Customer incentive program accruals	25,007	26,112
Accrued restructuring	26,095	—
Deferred revenue	20,339	19,358
Accrued freight and duty	10,168	11,376
Value-added tax payable	4,698	7,140
Accrued royalties	6,114	6,243
Warranty accrual	4,821	5,184
Non-retirement post-employment benefit obligations	4,325	4,129
Income taxes payable - current	4,501	6,047
Other accrued liabilities	49,591	51,185
	$213,552	$186,680
Non-current liabilities:
Income taxes payable - non-current	$134,988	$137,319
Obligation for deferred compensation	14,235	14,393
Defined benefit pension plan liability	37,730	39,337
Deferred rent	20,638	16,042
Other long-term liabilities	12,343	11,371
	$219,934	$218,462

The following table presents the changes in the allowance for doubtful accounts during the three months ended June 30, 2012 and 2011 (in thousands):

	June 30,
	2012	2011

Allowance for doubtful accounts, beginning of period	$(2,472)	$(4,086)
Bad debt expense	86	401
Write-offs, net of recoveries	65	(351)
Allowance for doubtful accounts, end of period	$(2,321)	$(4,036)

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, except for assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2012			March 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$360,737	$—	$—	$478,370	$—	$—
Trading investments:
Money market funds	3,542	—	—	3,383	—	—
Mutual funds	10,630	—	—	10,918	—	—
Available-for-sale securities:
Collateralized debt obligations	—	—	—	—	—	429
Foreign exchange derivative assets	—	45	—	—	658	—
Total assets at fair value	$374,909	$45	$—	$492,671	$658	$429

Foreign exchange derivative liabilities	$—	$966	$—	$—	$245	$—
Total liabilities at fair value	$—	$966	$—	$—	$245	$—

The following table presents the changes in the Company’s Level 3 financial assets during the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011

Available-for-sale securities, beginning balance	$429	$1,695
Proceeds from sales of securities	(917)	—
Realized gain on sales of securities	831	—
Reversal of unrealized gains previously recognized in accumulated other comprehensive income	(343)	—
Available-for-sale securities, ending balance	$—	$1,695

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of less than 32 days. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities related to a deferred compensation plan and auction rate securities collateralized by residential and commercial mortgages.

The marketable securities related to the deferred compensation plan are classified as non-current trading investments and do not have maturity dates. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested, and may actively trade funds within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $14.2 million and $14.3 million as of June 30 and March 31, 2012, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income

(expense), net. Unrealized trading loss of $0.3 million are included in other income (expense), net for the three months ended June 30, 2012 and relate to trading securities held at June 30, 2012.

The auction rate securities are classified as non-current available-for-sale securities. These securities are collateralized by residential and commercial mortgages, and are second-priority senior secured floating rate notes with maturity dates in excess of 10 years. Interest rates on these notes were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. During the three months ended June 30, 2012, the Company sold its remaining two auction rate securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive income. The par value and original cost of the auction rate securities held as of March 31, 2012 was $15.2 million. These securities were recorded at an estimated fair value of $0.4 million at March 31, 2012. The estimated fair value was determined by estimating future cash flows through time according to each security’s terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on its Consolidated Balance Sheets as of June 30 and March 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		June 30,	March 31,		June 30,	March 31,
	Location	2012	2012	Location	2012	2012

Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$25	$250	Other liabilities	$547	$—
		25	250		547	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	13	341	Other liabilities	122	148
Foreign exchange swap contracts	Other assets	7	67	Other liabilities	297	97
		20	408		419	245
		$45	$658		$966	$245

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2012 and 2011 and their locations on its Consolidated Statements of Operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income immediately
	2012	2011	loss into income	2012	2011	immediately	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges	$1,099	$682	Cost of goods sold	$106	$2,478	Other income/expense	$52	$(97)
	1,099	682		106	2,478		52	(97)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(745)	(52)
Foreign exchange swap contracts	—	—		—	—	Other income/expense	825	(217)
	—	—		—	—		80	(269)

	$1,099	$682		$106	$2,478		$132	$(366)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the three months ended June 30, 2012 and 2011. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $98.2 million (€78.0 million) and $66.3 million (€45.8 million) at June 30, 2012 and 2011. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2012 and 2011 relating to foreign currency receivables or payables were $6.4 million and $8.9 million. Open forward contracts as of June 30, 2012 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. Open forward contracts as of June 30, 2011 consisted of contracts in British pounds to purchase euros at a future date at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2012 and 2011 were $24.7 million and $14.6 million. Swap contracts outstanding at June 30, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese yen. Swap contracts outstanding at June 30, 2011 consisted of contracts in Mexican pesos and Japanese yen.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

There were no changes in the Company’s goodwill accounts during the three months ended June 30, 2012 or 2011 attributable to activity other than fluctuations in foreign currency rates.

The Company evaluates the goodwill of each reporting unit for impairment at least annually as of December 31, or more frequently if events or circumstances warrant. The Company’s reporting units consist of peripherals and video conferencing. On April 25, 2012, the Company announced a restructuring plan as described in Note 13, and as a result, management performed a test to evaluate the recoverability of goodwill after implementation of the restructuring. The Company measures the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using a discounted cash flow model, which considers estimates of projected future operating results and cash flows, discounted at an estimated after-tax weighted-average cost of capital. In addition, market-based valuation techniques are used to test the reasonableness of the value indicated by the discounted cash flow model. In the market-based valuation technique, the implied premium of the aggregate fair value over the market capitalization is considered attributable to an acquisition control premium, which is the price in excess of a stock’s market price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market-based valuation techniques require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

As of June 30, 2012, the carrying value of goodwill attributable to its peripherals and video conferencing reporting units was $219.3 million and $338.9 million. The goodwill impairment evaluation performed by management as of June 30, 2012 indicated that the fair value of its peripherals reporting unit exceeded the carrying value of the reporting unit by more than 70% of the carrying value, and the fair value of its video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 100% of the carrying value.

In connection with the restructuring, management also reviewed long-lived assets, such as property and equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of the review.

Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Further adverse changes in the Company’s expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2012			March 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,053	$(26,754)	$5,299	$32,104	$(26,095)	$6,009
Technology	91,732	(66,283)	25,449	91,954	(62,548)	29,406
Customer contracts	39,846	(23,557)	16,289	39,926	(21,823)	18,103
	$163,631	$(116,594)	$47,037	$163,984	$(110,466)	$53,518

For the three months ended June 30, 2012 and 2011, amortization expense for other intangible assets was $6.2 million and $6.6 million. The Company expects that amortization expense for the remaining nine months of fiscal year 2013 will be $18.2 million, and annual amortization expense for fiscal years 2014, 2015 and 2016 will be $18.2 million, $9.1 million, and $1.2 million, and $0.3 million thereafter.

Note 9 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at June 30, 2012.

The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. Borrowings under the credit facility will accrue interest at a per annum rate based on LIBOR (London Interbank Offered Rate), or EURIBOR (Euro Interbank Offered Rate) in the case of loans denominated in euros, plus a variable margin determined quarterly based on the ratio of senior debt-to-earnings before interest, taxes, depreciation and amortization for the preceding four-quarter period, plus, if applicable, an additional rate per annum intended to compensate the lenders for the cost of compliance with regulatory reserve requirements and other banking regulations. The Company also pays a quarterly commitment fee of 40% of the applicable margin on the available commitment. In connection with entering into the credit facility, the Company incurred non-recurring fees totaling $1.5 million, which are amortized on a straight-line basis over the term of the credit facility.

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of June 30, 2012, the Company was in compliance with all covenants and conditions.

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

The Company had several uncommitted, unsecured bank lines of credit aggregating $43.9 million at June 30, 2012. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2012, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $29.9 million as of June 30, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at June 30, 2012 amounted to $106.0 million. In the three months ended June 30, 2012, the Company recognized additional rent expense of $3.4 million, representing the fair value of future rent obligations on its former Americas headquarters, which are no longer used by the Company.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011

Asset retirement obligations, beginning of period	$1,918	$1,636
Liabilities incurred	—	—
Liabilities settled	—	(17)
Accretion expense	12	19
Foreign currency translation	71	32
Asset retirement obligations, end of period	$2,001	$1,670

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,
	2012	2011

Warranty liability, beginning of period	$5,184	$4,970
Provision for warranties issued during the period	1,632	4,421
Settlements made during the period	(1,995)	(4,758)
Warranty liability, end of period	$4,821	$4,633

Purchase Commitments

At June 30, 2012, the Company had the following outstanding purchase commitments:

June 30, 2012

Inventory purchases	$152,617
Operating expenses	57,655
Capital expenditures	21,896
Total purchase commitments	$232,168

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by December 2012. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At June 30, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of June 30, 2012, $3.6 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of June 30, 2012. As of June 30, 2012, $1.7 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $67.9 million as of June 30, 2012. As of June 30, 2012, $15.7 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

Logitech also indemnifies its current and former directors and certain of its current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. Logitech is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.

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

Note 11 — Shareholders’ Equity

Capital Distribution

The Board of Directors has proposed that the Company distribute CHF 125.7 million of qualifying additional paid-in capital to shareholders out of its capital contribution reserves. If approved by shareholders, the cash is expected to be distributed in September 2012.

Share Repurchases

During the three months ended June 30, 2012 and 2011, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). The amended September 2008 share buyback program enables the Company to repurchase shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	414	$4,435
September 2008	8,344	$250,000	August 2013	—	—	—

(1)  Represents an estimate of the number of shares remaining to be repurchased, calculated based on the $4.4 million amount remaining to repurchase as of June 30, 2012 divided by the CHF 10.22 per share adjusted closing price on the SIX Swiss Exchange as of the same date, translated at the exchange rate on June 30, 2012.

During the three months ended June 30, 2012 and 2011, the Company repurchased shares under these programs as follows (in thousands):

	Amounts Repurchased During Three Months ended June 30, (1)
Date of	Program to date		2012		2011
Announcement	Shares	Amount	Shares	Amount	Shares	Amount

September 2008 - amended	18,500	$172,857	8,600	$89,955	—	$—
September 2008	7,609	73,134	—	—	—	—
	26,109	$245,991	8,600	$89,955	—	$—

(1)  Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

The Company’s Board of Directors has proposed that shareholders approve, at the Company’s next Annual General Meeting of Shareholders, the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2012	March 31, 2012

Cumulative translation adjustment	$(73,119)	$(66,854)
Pension liability adjustments, net of tax of $752 and $752	(27,444)	(29,362)
Unrealized gain on investments	—	343
Net deferred hedging gains (losses)	1,043	(56)
	$(99,520)	$(95,929)

Note 12 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended
	June 30,
	2012	2011 (*)

Retail - Pointing Devices	$115,727	$121,750
Retail - Keyboards & Desktops	110,445	94,596
Retail - Audio	90,047	77,673
Retail - Video	36,880	49,586
Retail - Gaming	27,274	37,166
Retail - Digital Home	14,728	14,005
OEM	36,675	49,178
Peripherals	431,776	443,954
Video Conferencing	36,828	36,487
Total net sales	$468,604	$480,441

(*) Certain products within the retail product families as presented in the prior year have been reclassified to conform to the current year presentation, with no impact on previously reported total net retail sales.

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. These operating performance measures do not include share-based compensation expense, amortization of intangible assets, and assets by operating segment. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “all other.” Long-lived assets are presented by geographic region. Net sales, operating loss and depreciation and amortization for the Company’s operating segments were as follows (in thousands):

	Three months ended June 30,
	2012	2011

Net sales by operating segment
Peripherals	$431,776	$443,954
Video Conferencing	36,828	36,487
Total net sales	$468,604	$480,441

Operating loss by segment
Peripherals	$(45,826)	$(26,879)
Video Conferencing	(1,065)	(1,808)
All other	(12,389)	(16,345)
Total operating loss	$(59,280)	$(45,032)

Depreciation and amortization by segment
Peripherals	$12,133	$15,017
Video Conferencing	5,251	4,785
Total depreciation and amortization	$17,384	$19,802

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended
	June 30,
	2012	2011

Americas	$203,926	$226,020
EMEA	150,006	130,852
Asia Pacific	114,672	123,569
Total net sales	$468,604	$480,441

Sales are attributed to countries on the basis of the customers’ locations. The United States and China each represented more than 10% of the Company’s total consolidated net sales for each of the quarters ended June 30, 2012 and 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2012 and 2011. One customer group represented 10% of net sales in each of the quarters ended June 30, 2012 and 2011.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2012	March 31, 2012

Americas	$50,256	$49,365
EMEA	8,529	9,304
Asia Pacific	40,969	41,576
Total long-lived assets	$99,754	$100,245

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at June 30 and March 31, 2012.

Note 13 — Restructuring

On April 25, 2012, Logitech announced a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, the Company reduced its worldwide non-direct-labor workforce by approximately 340 employees. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. Charges of approximately $3.0 million related to discontinuance of certain product development efforts are included in cost of goods sold in the consolidated statements of operations. The Company estimates completing the restructuring plan during the current fiscal year, and incurring additional pre-tax restructuring charges related to employee termination costs, lease exit costs, and other associated costs of less than $5 million during the remaining nine months of fiscal year 2013.

The following table summarizes restructuring related activities during the three months ended June 30, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Note 14 — Subsequent Event

Subsequent to June 30, 2012, the Company discontinued sales of a product which it determined carried an inaccurate regulatory label, and plans to withdraw the product from its customers and either re-label or replace the product.  The Company evaluated whether this matter resulted in a probable and estimable loss, and concluded that there was no significant loss that should have been recorded in the quarter ended June 30, 2012. In addition, the Company does not currently expect a material impact from this issue on future results of operations or cash flows.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of  investment prioritization decisions, product offerings, sales and marketing initiatives, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue mix among our lower- and higher-margin products and our geographic sales mix, our expectations regarding the potential growth opportunities for our products in emerging markets, our competitive position and the effect of pricing, product, marketing and other initiatives by our competitors, the impact of our restructuring plan on future costs, expenses and financial performance, our estimates of future charges related to our restructuring plan, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses, the sufficiency of our cash and cash equivalents, cash generated and available borrowings to fund future cash requirements, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, and Logitech’s ability to achieve renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2013 and our fiscal year 2012 Form 10-K, which was filed on May 30, 2012, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, earphones and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors and Squeezebox Wi-Fi music players. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include a range of gaming controllers and microphones, as well as other accessories.

Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our business groups are organized by product categories. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insight, public relations and social media, customer care and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (including North and South America), EMEA (Europe-Middle East-Africa), and Asia Pacific (including, among other countries, China, Taiwan, Japan, India and Australia).

We sell our peripheral products to a network of distributors, retailers, and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers, and online merchants. Sales of peripherals to our retail channels were 84% and 82% of our net sales for the three months ended June 30, 2012 and 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 8% and 10% of our net sales for the three months ended June 30, 2012 and 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure, and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platforms group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 8% of our net sales in each of the three months ended June 30, 2012 and 2011.

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

As we address the current and future market challenges we face, we are simplifying our current product portfolio and roadmap to align our resources, prioritize our investments, and focus on fewer, more compelling products. From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2012 decreased 2% compared with the three months ended June 30, 2011, primarily due to flat retail sales and a sharp decline in OEM sales. OEM sales decreased 25% in the three months ended June 30, 2012 compared with the same period of the prior fiscal year, and OEM units sold decreased 7%, primarily in keyboard/desktops and pointing devices.

Retail sales during the three months ended June 30, 2012 were flat and retail units increased 4% compared with the three months ended June 30, 2011. Growth in our EMEA region, led by the keyboards/desktops and audio categories, was offset by flat sales in our Asia Pacific region and sales declines in our Americas region, particularly in pointing devices, video, and gaming. If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, the percentage changes in our constant dollar retail sales would have been an increase of 28% in EMEA, a decrease of 1% in Asia Pacific, and a decrease of 11% in the Americas.

Sales of LifeSize Communications products, which were 8% of total net sales in both the three months ended June 30, 2012 and 2011, increased by 1% in the three months ended June 30, 2012 compared with the same period of the prior fiscal year, reflecting strong growth in the Asia Pacific region and weak sales in the Americas and EMEA regions.

Our gross margin for the three months ended June 30, 2012 improved to 30.8% compared with 26.1% in the same period of the prior fiscal year. Gross margin in the quarter ended June 30, 2011 was negatively impacted by an inventory valuation adjustment of $34.1 million related to Logitech Revue and related peripherals. In the quarter ended June 30, 2012, the primary negative impacts on gross margin were $4.5 million in pricing actions related to the simplification of our product portfolio and $3.0 million in restructuring-related costs.

Operating expenses for the three months ended June 30, 2012 were 43% of net sales compared with 36% in the same period of the prior fiscal year. Of the 19% increase over the prior year, 95% was attributable to $31.2 million in costs related to the restructuring plan initiated in April 2012.

Net loss for the three months ended June 30, 2012 was $52.1 million compared with $29.6 million in the three months ended June 30, 2011. The decline in net income was due to lower net sales and restructuring charges.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. We believe Logitech’s future growth will be determined by our ability to create innovative products across a multiplicity of digital platforms, to sustain the growth of our PC peripherals and to optimize growth opportunities in emerging markets, products for tablets, smartphones and other mobile devices, products for the consumption of digital music, sales to enterprise markets, and LifeSize video conferencing.

Emerging Markets. In our traditional, mature markets, such as North America, Western and Nordic Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for PCs and peripherals is slowing and potentially may decline in future years. We believe there are continued growth opportunities for our PC peripherals outside the more mature markets of the Americas and Europe. However, PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, one of our largest target emerging markets, with the result that China was our second-largest country in retail sales for the three months ended June 30, 2012. We are also expanding our presence and our sales in Russia, India and Latin America.

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, have created new markets and usage models for peripherals and accessories. Logitech has begun to offer products to augment the use of mobile devices. For example, consumers are optimizing their audio experiences on their tablets and smartphones with premium earphones and wireless speakers that pair easily with their mobile devices. And they are enhancing their tablet experience with a range of accessories and peripherals that enable them to create, consume and share digital content more conveniently and comfortably.

Digital Music. We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a significant and natural growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including Logitech UE earphones and speakers, and Squeezebox Wi-Fi music players.

Enterprise Market.  We are also increasing our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base, and this consumerization of information technology has made the enterprise market open to embracing consumer technology and design. We are still in the early stages of our enterprise market team’s efforts for our productivity peripherals. Growing our enterprise peripherals business will continue to require investment in creation of business-specific products, targeted product marketing, and sales channel development.

Video Conferencing.  The trend among businesses and institutions to use video conferencing offers a key growth opportunity for Logitech. However, the growth of our video conferencing segment depends in part on our ability to increase sales to enterprises with installed bases of competitor equipment, and to enterprises that may purchase competitor equipment in the future.

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

Some of our product categories are experiencing significant market challenges. As the quality of embedded webcams improves, we expect future sales of tethered consumer webcams in the consumer market to continue declining, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We intend to address the market decline by enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam. Sales in our digital home category have declined significantly. We believe the recent disappointing sales results for Harmony reflect the aging of our Harmony products at the mid- and high-level price points as we previously directed significant digital home engineering and marketing resources towards our Logitech Revue and related peripherals for Google TV. We have exited the Google TV product category, and we plan to strengthen our Harmony line in fiscal year 2013.

Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Our balance sheet includes goodwill of $219.3 million related to various past acquisitions which are part of our peripherals reporting unit, and $338.9 million related to our video conferencing reporting unit. We perform our annual goodwill impairment test annually as of December 31, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company specific factors described in our Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. On April 25, 2012, the Company announced a restructuring plan as described in Note 13, and as a result, we performed a test as of June 30, 2012 to evaluate the recoverability of goodwill after implementation of the restructuring. The goodwill impairment evaluation we performed indicated that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 70% of the carrying value, and the fair value of our video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 100% of the carrying value. Also in connection with the restructuring, we reviewed long-lived assets, such as property, equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of the review. We continue to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill and long-lived assets. Further adverse changes in our expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

Most of our revenue comes from sales to our retail channels, which resell to consumers, retailers and distributors. As a result, our customers’ demand for our products depends in substantial part on trends in consumer confidence and consumer spending, as well as the levels of inventory which our customers, and their customers, choose to maintain. We use sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data. Although the sell-through data we obtain typically represents a majority of our retail sales, the customers supplying the data vary by geographic region and from period to period. As a result of these limitations, sell-through data may not be an accurate indicator of actual consumer demand for our products.

Although our financial results are reported in U.S. dollars, approximately 44% of our sales for the three months ended June 30, 2012 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen, Canadian dollar and Australian dollar. Our product costs are primarily in U.S. dollars and Chinese renminbi. Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros, and, to a lesser extent, 27 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our sales and operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase

Our gross margins vary with the mix of products sold, competitive activity, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, foreign currency exchange rate fluctuations, geographic sales mix, and the complexity and functionality of new product introductions. Changes in consumer demand affect the need for us to undertake promotional efforts, such as cooperative marketing arrangements, customer incentive programs or other pricing programs, which alter our product gross margins. Our gross margins may also be impacted by the effect of foreign currency exchange rate fluctuations on our revenue, and by macroeconomic conditions in the various global regions in which we operate.

Logitech is incorporated in Switzerland but operates in various countries with differing tax laws and rates. A portion of our income before taxes and the provision for income taxes are generated outside of Switzerland. Therefore, our effective income tax rate depends on the amount of profits generated in each of the various tax jurisdictions in which we operate. For the three months ended June 30, 2012 and 2011, the income tax benefits were $6.9 million and $9.5 million based on effective income tax rates of 11.7% and 24.4% of pre-tax loss. The change in the effective income tax rate for the three months ended June 30, 2012 compared with 2011 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate. The Company is under examination and has received assessment notices in various tax jurisdictions. We are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our consolidated operating results.

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

There have been no significant changes during the three months ended June 30, 2012 to the nature of the critical accounting estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Change %

Retail	$395,101	$394,776	0%
OEM	36,675	49,178	(25)%
Video Conferencing	36,828	36,487	1%
Total net sales	$468,604	$480,441	(2)%

The following table presents the approximate percentage of the Company’s total net sales that were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Currencies other than USD	44%	34%

If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, the percentage change in our constant dollar net sales would have been:

Three Months Ended
June 30, 2012

Retail	3%
OEM	(26)%
LifeSize	1%
Total net sales	0%

Our retail sales in the three months ended June 30, 2012 were flat compared with the prior fiscal year, as the retail sales increase in the EMEA region was offset by a decline in the Americas region. Retail units sold increased 4% during the three months ended June 30, 2012, compared with the preceding fiscal year. Our overall retail average selling price declined 4% in the three months ended June 30, 2012, compared with the preceding fiscal year. Products priced below $40 represented approximately 53% and 61% of retail sales in the three months ended June 30, 2012 and 2011, while products priced above $100 represented 13% and 14% of retail sales in the three months ended June 30, 2012 and 2011. If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, our constant dollar retail sales increase would have been 3%.

OEM net sales decreased 25% and units sold decreased 7% in the three months ended June 30, 2012 compared with the preceding fiscal year. The decline was primarily due to lower sales in the keyboard/desktop category due to product mix changes with a large customer, and lower sales of OEM mice.

LifeSize net sales increased 1% in the three months ended June 30, 2012 over 2011, primarily driven by growth in the Asia Pacific region, offset by weak sales in the Americas and EMEA regions. Foreign currency exchange rates did not affect LifeSize sales.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

	Three months ended June 30, 2012
	Change in		Change in
	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales

EMEA	10%	17%	28%
Asia Pacific	7%	0%	(1)%
Americas	(5)%	(11)%	(11)%
Total retail sales	4%	0%	3%

Our EMEA region was our strongest growing region in the first quarter of fiscal year 2013 compared with the same period in the prior fiscal year, primarily due to improved execution and management of programs with our channel partners. Sales increased significantly in the keyboards/desktops and audio product categories, and increased modestly for pointing devices. These increases were offset in part by decreases in gaming, video and digital home. Sales results varied by country, with declining sales in France and Spain, and strong year-over-year growth in Germany, the United Kingdom, and the Netherlands. Retail sell-through in the EMEA region decreased 1% in the three months ended June 30, 2012 compared with the prior fiscal year.

Asia Pacific region retail sales were relatively flat for the three months ended June 30, 2012 compared with 2011, primarily due to weakness in Australia and India. Retail sales increased in pointing devices, keyboards/desktops and audio, but were offset by declines in gaming, video and digital home. Retail sales in China increased 9% during this period, with strong performance in keyboard/desktop and audio categories.  China was our second-largest country in terms of net revenue. Retail sell-through in China increased 14% in the three months ended June 30, 2012 over 2011, while retail sell-through in the rest of the Asia Pacific region grew modestly.

The decline in retail sales in the Americas region for the three months ended June 30, 2012 compared with 2011 was driven by double-digit percentage sales declines in pointing devices, video and gaming, offset in part by a double-digit percentage sales increase in digital home, and single-digit sales growth in desktop/keyboards and audio. Retail sell-through in the Americas region decreased 5% in the three months ended June 30, 2012 compared with 2011.

We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data. Although the sell-through data we obtain typically represents a majority of our retail sales, the customers supplying the data vary by geographic region and from period to period. As a result of these limitations, sell-through data may not be an accurate indicator of actual consumer demand for our products.

Net Retail Sales by Product Category

Net retail sales by product category during the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Change %

Retail - Pointing Devices	$115,727	$121,750	(5)%
Retail - Keyboards & Desktops	110,445	94,596	17%
Retail - Audio	90,047	77,673	16%
Retail - Video	36,880	49,586	(26)%
Retail - Gaming	27,274	37,166	(27)%
Retail - Digital Home	14,728	14,005	5%
Total net retail sales	$395,101	$394,776	0%

Logitech’s Pointing Devices product category includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and tablet keyboards. Audio includes headsets, unified communications products, and digital music products including docks, speakers, earphones, headphones, and Squeezebox wireless music systems. Our video product category is comprised of PC webcams and Alert video security systems. Gaming includes console, tablet, and PC gaming peripherals, including gaming mice and keyboards. The Digital Home product category combines our Harmony Remote controls and Logitech Revue with related peripherals. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

In the three months ended June 30, 2012, we changed the product category classification for a number of our retail products, in order to include all of our gaming-related retail sales in the gaming product category. The product categories impacted by this change include pointing devices, audio and gaming. Products within the retail product categories as presented in the three months ended June 30, 2011 have been reclassified to conform to the 2012 presentation, with no impact on previously reported total net retail sales.

Retail Pointing Devices

Retail sales of our pointing devices decreased 5% in the three months ended June 30, 2012 compared with 2011, while retail units sold decreased 1% during this period. The sales decline was concentrated in our Americas region, and was only partly offset by increases in our Asia Pacific and EMEA regions. The primary weakness was in our mid-priced cordless mice. Sales of all cordless mice decreased 8% in the three months ended June 30, 2012, while units sold increased 1%. Corded mice sales decreased 5% and units sold decreased 7% in the three months ended June 30, 2012 compared with 2011.

Retail Keyboards and Desktops

Retail sales of keyboards and desktops increased 17% during the three months ended June 30, 2012, compared with the preceding fiscal year, while units sold increased 15% during this period. Sales growth was experienced in all regions, led by a 47% increase in EMEA. Sales of cordless keyboards and desktops increased 24% and units increased 42% in the three months ended June 30, 2012 compared with 2011. Sales of corded keyboards and desktops decreased 12% in dollars and 4% in units in the three months ended June 30, 2012. Our tablet keyboards made a significant contribution, as sales nearly doubled, led by very strong initial demand for the Logitech Ultrathin Keyboard Cover.

Retail Audio

Retail audio sales increased 16% in the three months ended June 30, 2012 compared with 2011, while retail units sold increased 10% during this period.  The sales increase was led by strong growth of our digital music products, led by our Squeezebox WiFi music systems, which nearly doubled in sales. Our Ultimate Ears line of earphones also contributed to the growth in audio, with sales increasing 43% over the prior year.  The Logitech Mini Boombox, a compact Bluetooth sound system that we began shipping in the latter part of fiscal year 2012, was another strong contributor to the growth. In addition, headset sales increased 20% in the three months ended June 30, 2012 compared with 2011, while retail PC speaker dollar and unit sales remained relatively flat.  Unified communication products sales experienced strong growth, increasing 143% in sales in the three months ended June 30, 2012 compared with 2011.

Retail Video

Retail sales of our video products declined 26% in the three months ended June 30, 2012 compared with 2011, while retail units sold decreased 18% during this period. The sales decrease was mainly due to weakness in our webcam product line, which continued to be negatively impacted by the combination of market trends and gaps in our product portfolio. The decline was most pronounced in the Americas region. We expect future sales of tethered consumer webcams in the consumer market to continue declining, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We intend to address the market decline by enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam. For example, we experienced strong growth from our recently launched Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype.

Retail Gaming

Retail sales of our gaming peripherals declined 27% in the three months ended June 30, 2012 compared with 2011, while retail units sold increased 10% during this period.  The decrease was primarily from PC gaming, due to sales declines in steering wheels, and from continued sales declines in console gaming.  PC gaming sales decreased by 16% in dollars and increased by 16% in units in the three months ended June 30, 2012, compared with the prior fiscal year. The difference between the decline in PC gaming sales and the increase in units reflects a mix shift away from steering wheels to lower-priced mice, keyboards and gamepads.  Console gaming sales decreased by 93% in dollars and 81% in units in the three months ended June 30, 2012, compared with 2011.

Retail Digital Home

Retail sales of our digital home category, which includes Harmony remotes and our discontinued Google TV peripherals, increased 5% in the three months ended June 30, 2012 compared with the prior fiscal year, while retail units sold increased 26% during this period. The significant difference between the sales increase and growth in units reflects stronger unit growth in the low end of this category.  Sales of Harmony remotes declined 10% in dollars and increased 16% in units in the three months ended June 30, 2012, compared with the prior fiscal year. We plan to strengthen our Harmony line-up in the coming months. Sales of refurbished Logitech Revue and related peripherals were $1.0 million in the quarter ended June 30, 2012. In the quarter ended June 30, 2012, sales of Logitech Revue were negative $1.3 million due to product returns.

Gross Profit

Gross profit for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Change

Net sales	$468,604	$480,441	(2)%
Cost of goods sold	324,352	354,834	(9)%
Gross profit	$144,252	$125,607	15%
Gross margin	30.8%	26.1%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The improvement in gross margin for the three months ended June 30, 2012 compared with the same period of the prior fiscal year primarily resulted from a $34.1 million valuation adjustment to cost of goods sold which occurred during the three months ended June 30, 2011. This valuation adjustment reflected the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. The gross margin for the three months ended June 30, 2012 was negatively impacted by $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the restructuring, a provision for a likely settlement of a patent dispute, typical sales seasonality, and changes in product mix.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Change

Marketing and selling	$100,897	$99,793	1%
% of net sales	22%	21%
Research and development	38,928	39,981	(3)%
% of net sales	8%	8%
General and administrative	32,480	30,865	5%
% of net sales	7%	6%
Restructuring charges	31,227	—	100%
% of net sales	7%	0%
Total operating expenses	$203,532	$170,639	19%

The increase in total operating expenses as a percentage of net sales was primarily due to the restructuring plan initiated in April 2012, which resulted in $31.2 million in expenses incurred during the current quarter.

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

Marketing and selling expense increased 1% in the three months ended June 30, 2012 compared with the same period of the prior fiscal year, primarily from increased investments in product design, advertising, consulting and marketing expenses.  These increases were substantially offset by decreases in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce resulting from our recent restructuring plan.

If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been an increase of 4% instead of 1%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced a 3% decrease in research and development expense during the three months ended June 30, 2012, compared with the same period of the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plan.

If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, the change in constant dollar research and development expense would have been a decrease of 1% instead of 3%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased by 5% from the three months ended June 30, 2011 to 2012, primarily from the write-off of the remaining lease obligations resulting from us exiting our former corporate headquarters.  This increase was offset in part by decreases in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plan.

If foreign currency exchange rates had been the same in the three months ended June 30, 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been an increase of 8% instead of 5%.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with the restructuring plan initiated in April 2012.

The restructuring plan reduced our worldwide non-direct-labor workforce by approximately 340 employees, resulting in $28.7 million in termination benefits to those employees. Termination benefits are calculated based on regional benefit practices and local statutory requirements. Additional legal, consulting, and other costs of $1.1 million were incurred as a result of the terminations. We also incurred $1.5 million primarily related to costs associated with the closure of existing facilities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. We estimate completing the restructuring plan during fiscal year 2013, and incurring additional pre-tax restructuring charges related to employee termination costs, lease exit costs, and other associated costs of less than $5 million during the remaining nine months of fiscal year 2013.

The following table summarizes restructuring-related activities during the three months ended June 30, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—
Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Interest Income, Net

Interest income and expense for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Change

Interest income	$732	$690	6%
Interest expense	(348)	—	100%
Interest income, net	$384	$690	(44)%

The changes in interest income for the three months ended June 30, 2012 compared with the same period in the prior fiscal year resulted from higher invested balances, partially offset by slightly lower interest rates.

Interest expense for the three months ended June 30, 2012 represents commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income (Expense), Net

Other income and expense for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011

Foreign currency exchange gain (loss), net	$(671)	$340
Gain on sale of property and plant	—	4,904
Investment income (loss) related to deferred compensation plan	(411)	188
Gain on sale of investments	831	—
Other, net	92	(241)
Other income (expense), net	$(159)	$5,191

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

The $4.9 million gain on sale of property and plant for the three months ended June 30, 2011 relates to the sale of an unused manufacturing facility in China.

Investment income (loss) for the three months ended June 30, 2012 and 2011 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the three months ended June 30, 2012, we sold the remaining two of our available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive income.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011

Benefit from income taxes	$(6,910)	$(9,545)
Effective income tax rate	11.7%	24.4%

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

On April 25, 2012, Logitech announced a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring was completed during the three months ended June 30, 2012. In determining the annual effective tax rate, the restructuring was treated as a discrete event in the quarter as it was significantly unusual and infrequent in nature. As such, restructuring-related charges and costs were excluded from ordinary income in determining the annual effective tax rate. The tax benefit associated with the restructuring is approximately $0.2 million.

The change in the effective income tax rate for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate.

As of June 30 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $141.0 million and $143.3 million, of which $124.0 million and $125.4 million would affect the effective income tax rate if recognized. The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2012, the Company had approximately $7.5 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007. On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulted from the administrative process. On July 12, 2012, the Company accepted the proposed revised assessments. The IRS is completing their RAR review process which generally takes sixty days from the time of acceptance. The proposed revised assessments will not have a material adverse effect on the Company’s consolidated operating results.

In addition, the IRS is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s consolidated operating results.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that resolution of fiscal years 2006 and 2007 with the IRS will lead to a decrease of unrecognized tax benefits within the next twelve months, which may have a material positive effect on the Company’s consolidated operating results. At this time, the Company is not able to estimate the change as of June 30, 2012.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2012, our working capital was $448.1 million, compared with $576.7 million at March 31, 2012. The decrease in working capital over the prior year was primarily due to lower cash balances.

During the three months ended June 30, 2012, we used $7.1 million for operating activities. Our largest uses of operating cash flows were net loss after adding non-cash expenses of depreciation, amortization, and share-based compensation expense, and from a decrease in accounts payable. These uses of operating cash flows were offset by an increase in accrued liabilities, a decrease in inventories and a decrease in accounts receivables during this period. Net cash used in investing activities was $18.7 million, including $19.6 million for investments in leasehold improvements, computer hardware and software, tooling and equipment. Net cash used by financing activities was $89.7 million, primarily from using $90.0 million to repurchase 8.6 million shares under our share buyback program.

At June 30, 2012, we had cash and cash equivalents of $360.7 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 54% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 36% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at June 30, 2012.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of June 30, 2012, the Company was in compliance with all covenants and conditions.

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

The Company has credit lines with several European and Asian banks totaling $43.9 million as of June 30, 2012. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At June 30, 2012, there were no outstanding borrowings under these lines of credit. There are no financial covenants under these facilities. The Company also has credit lines related to corporate credit cards totaling $29.9 million as of June 30, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2012 and 2011 (dollars in thousands):

	June 30,
	2012	2011

Accounts receivable, net	$213,973	$241,456
Inventories	280,533	317,548
Working capital	448,129	607,809
Days sales in accounts receivable (DSO) (1)	41 days	45 days
Inventory turnover (ITO) (2)	4.6x	4.5x
Net cash (used in) provided by operating activities	$(7,056)	$3,744

(1)                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the three months ended June 30, 2012, we used net cash of $7.1 million for operating activities, compared with net cash generated of $3.7 million for the same period in the prior fiscal year. The primary drivers of the decline in operating cash flows include the increase in net loss, from $29.6 million in the three months ended June 30, 2011 to $52.1 million in the three months ended June 30, 2012, and from the $37.4 million decrease in accounts payables. These uses of operating cash flows were offset in part by a $42.8 million increase in accrued liabilities, a $11.4 million decrease in inventories and a $6.6 million decrease in accounts receivables during this period.

DSO for the three months ended June 30, 2012 decreased by 4 days compared with the same period of the prior fiscal year. The decrease in the three months ended June 30, 2012 over 2011 was primarily from lower accounts receivable balances due to increased cash collections. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the three months ended June 30, 2012 and 2011 remained relatively consistent between the two periods.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,
	2012	2011

Purchases of property, plant and equipment	$(19,621)	$(10,561)
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	—
Purchases of trading investments	(1,397)	(3,545)
Proceeds from sale of trading investments	1,385	3,500
Net cash used in investing activities	$(18,716)	$(5,702)

Our expenditures for property, plant and equipment during the three months ended June 30, 2012 and 2011 were principally normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

Proceeds from the sale of property and plant were related to the sale of an unused manufacturing facility in China in the three months ended June 30, 2011.

During the three months ended June 30, 2012, we sold our two remaining available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive income.

The purchases and sales of trading investments in the three months ended June 30, 2012 and 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011

Purchase of treasury shares	$(89,955)	$—
Proceeds from sale of shares upon exercise of options and purchase rights	404	607
Tax withholdings related to net share settlements of RSUs	(170)	(176)
Excess tax benefits from share-based compensation	5	24
Net cash (used in) provided by financing activities	$(89,716)	$455

	Three months ended June 30,
	2012	2011

Number of shares repurchased	8,600	—
Value of shares repurchased	$89,955	$—

During the three months ended June 30, 2012, we repurchased 8.6 million shares for $90.0 million under the Company’s amended September 2008 buyback program, compared with the three months ended June 30, 2011, during which no share repurchases were made. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

Cash of $0.4 million and $0.6 million was provided during the three months ended June 30, 2012 and 2011 from the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $0.2 million in cash in each of the three month periods ended June 30, 2012 and 2011.

Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, to repurchase our stock, to distribute cash dividends, or to acquire or invest in complementary businesses, products, services, and technologies.

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at June 30, 2012. As of June 30, 2012, the Company was in compliance with all covenants and conditions.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. In November 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. In fiscal year 2012, the Company repurchased 7.6 million shares for $73.1 million under the September 2008 program. Under the amended September 2008 program, the Company repurchased 9.9 million shares for $82.9 million in fiscal year 2012, and 8.6 million shares for $90.0 million in the three months ended June 30, 2012. As of June 30, 2012, the approved amount remaining under the amended September 2008 program was $4.4 million. Our Board of Directors has proposed that shareholders approve the cancellation of 18.5 million shares at the Company’s Annual General Meeting of Shareholders in September 2012.

The Board of Directors has also proposed that the Company distribute CHF 125.7 million of qualifying additional paid-in capital to shareholders out of its capital contribution reserves. If approved by shareholders, the cash is expected to be distributed in September 2012.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007. On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process. On July 12, 2012, the Company accepted the proposed revised assessments. The IRS is completing their RAR review process which generally takes sixty days from the time of acceptance. The proposed revised assessments will not have a material adverse effect on the Company’s consolidated operating results.

In addition, the IRS is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s consolidated operating results.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that resolution of fiscal years 2006 and 2007 with the IRS will lead to a decrease of unrecognized tax benefits within the next twelve months, which may have a material positive effect on the Company’s operating results. At this time, the Company is not able to estimate the change as of June 30, 2012.

On April 25, 2012, we announced a restructuring plan to reduce operating costs and improve financial results. We estimate completing the restructuring plan during fiscal year 2013 and incurring additional pre-tax restructuring charges related to employee termination costs and other associated costs of less than $5 million during the remaining nine months of fiscal year 2013.

Other contractual obligations and commitments of the Company which require cash are described in the following sections.

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $196.1 million in fiscal year 2012. During the three months ended June 30, 2012, our normal level of cash and cash equivalents was reduced by share repurchases and the net loss for the quarter. In addition, our restructuring plan will result in cash outlays in the second and third quarters of fiscal year 2013, and we intend to distribute cash of approximately CHF 125.7 million as a one-time distribution out of capital contribution reserves. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.  However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances, credit lines and credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months.

Although we believe that we can meet our liquidity needs, if we fail to meet our operating forecast or market conditions negatively affect our cash flows or ability to fund growth opportunities, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Contractual Obligations and Commitments

As of June 30, 2012, the Company’s outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at June 30, 2012 (in thousands):

June 30, 2012

Operating leases	$106,035
Purchase commitments - inventory	152,617
Purchase obligations - capital expenditures	21,896
Purchase obligations - operating expenses	57,655
Income taxes payable - non-current	134,988
Obligation for deferred compensation	14,235
Pension and post-employment obligations	37,730
Other long-term liabilities	12,343
Total contractual obligations and commitments	$537,499

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of June 30, 2012 were $2.0 million.

Purchase Commitments

At June 30, 2012, we have fixed purchase commitments of $152.6 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by December 2012. We also had commitments of $57.7 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $21.9 million at June 30, 2012, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At June 30, 2012, we had $135.0 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $137.3 million in non-current taxes payable as of March 31, 2012.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007. On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process. On July 12, 2012, the Company accepted the proposed revised assessments. The IRS is completing their RAR review process which generally takes sixty days from the time of acceptance. The proposed revised assessments will not have a material adverse effect on the Company’s consolidated operating results.

In addition, the IRS is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s consolidated operating results.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that resolution of fiscal years 2006 and 2007 with the IRS will lead to a decrease of unrecognized tax benefits within the next twelve months, which may have a material positive effect on the Company’s consolidated operating results.  At this time, the Company is not able to estimate the change as of June 30, 2012.

Obligation for Deferred Compensation

At June 30, 2012, we had $14.2 million in liabilities related to a deferred compensation plan offered by one of the Company’s subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Pension and Post-Employment Obligations

At June 30, 2012, we had $42.1 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At June 30, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of June 30, 2012, $3.6 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of June 30, 2012. As of June 30, 2012, $1.7 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $67.9 million as of June 30, 2012. As of June 30, 2012, $15.7 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.

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

Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk as it transacts business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, euro, British pound, Russian ruble and Canadian dollar. The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive income in shareholders’ equity.

The table below provides information about the Company’s underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2012. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

U.S. dollar	Chinese renminbi	$100,464	$(9,133)	$11,163
Taiwanese dollar	U.S. dollar	13,264	(1,206)	1,474
Euro	British pound	6,557	(596)	729
U.S. dollar	Australian dollar	5,677	(516)	631
Singapore dollar	U.S. dollar	1,711	(156)	190
Euro	Russian rouble	1,651	(150)	183
U.S. dollar	Canadian dollar	660	(60)	73
Euro	Romanian leu	(849)	77	(94)
Euro	Norwegian krone	(965)	88	(107)
U.S. dollar	Swiss franc	(1,092)	99	(121)
Euro	Swiss franc	(1,249)	114	(139)
Euro	Swedish krona	(1,296)	118	(144)
Japanese yen	U.S. dollar	(6,020)	547	(669)
Mexican peso	U.S. dollar	(8,252)	750	(917)
		$110,261	$(10,024)	$12,252

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

The Company’s principal manufacturing operations are located in China, with much of its component and raw material costs transacted in CNY. However, the functional currency of its Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, the Company maintains a portion of its cash investments in CNY-denominated accounts. At June 30, 2012, net assets held in CNY totaled $100.5 million. The Company continues to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). As of June 30, 2012, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $98.2 million (€78.0 million). Deferred realized gains of $1.6 million are recorded in accumulated other comprehensive loss at June 30, 2012, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.5 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of June 30, 2012 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2012 relating to foreign currency receivables or payables were $6.4 million. Open forward contracts as of June 30, 2012 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2012 were $24.7 million. Swap contracts outstanding at June 30, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese Yen. Unrealized net losses on the contracts outstanding at June 30, 2012 were $0.4 million.

If the U.S. dollar had appreciated by 10% at June 30, 2012 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $9.1 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $10.9 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact the Company’s anticipated interest income on its cash equivalents and investment securities. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2012 period end rates would not have a material effect on the Company’s results of operations or cash flows.

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

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to ensure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.

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

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating end-user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including the following:

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

•                  We may not fully or timely realize the anticipated benefits from the restructuring plan we announced in April 2012. The restructuring plan is intended to simplify the organization, to reduce operating costs through a global workforce reduction and a reduction in the complexity of our product portfolio, and to better align costs with our current business.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our end-users’ needs or preferences, are unable to complete the development of products and services in a cost-

effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may be not competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

We believe sales of our PC (personal computer) peripherals in our mature markets may decline, and that our future growth will depend on our new product categories and sales in emerging market geographies, and if we do not successfully execute on our growth opportunities, or if our sales of PC peripherals in mature markets are less than we expect, our operating results could be adversely affected.

We have historically targeted peripherals for the PC platform. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, and we believe consumer demand for PCs and peripherals in mature markets is slowing and potentially may decline in future years. In fiscal year 2012, we experienced weak consumer demand for our remotes and PC webcams in our Americas and EMEA regions, which adversely affected our financial performance. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 8% and 9% of total revenues in the fiscal years ended March 31, 2012 and 2011 and 8% in the three months ended June 30, 2012.

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

Emerging Markets. We believe that the world’s emerging markets, such as China, India, Russia and Brazil, will, for the next several years, be the high growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Cisco, Sony Corporation, Polycom and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Consumer Computing Platforms (Pointing Devices, Keyboards and Desktops). Microsoft is our main competitor in the mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially further impact our market share.

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC., Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have increased our focus, as well as our product development and marketing investment, on products for the consumption of digital music as a future sales growth area. Our competitors for products such as earbuds, earphones and mobile speakers include brands such as Skull Candy, Beats by Dre, and Jawbone, each of which have higher consumer recognition and retailer shelf space in digital music than we do. Our Squeezebox Wi-Fi music players for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony and Royal Philips Electronics.

Video. Our competitors for PC Web cameras include Microsoft, Creative Labs, Philips, and Hewlett-Packard Company. The market for PC Web cameras has been declining, particularly in our traditional, mature, consumer-developed markets, as the embedded webcam experience appears to be sufficient to meet the needs of many of these customers. As the worldwide market for PC Web cameras has become more competitive, we are encountering increasingly aggressive pricing practices and promotions on a worldwide basis. These factors have adversely affected our revenues and margins in this category.

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

Video Conferencing.  We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. Our primary competitors are Cisco, Polycom and Avaya Inc. There are also a number of smaller competitors that compete with LifeSize. Some of these companies have longer industry experience or substantially greater financial, sales, marketing and engineering resources than we do. Avaya recently acquired Radvision Ltd. and has become a competitor, though it has also been a distributor and OEM partner for LifeSize. In addition, Microsoft’s acquisition of Skype has given Microsoft a large user base for future competitive video chat and video-conferencing products, along with integration potential across Microsoft’s product portfolio. Microsoft is also a partner for LifeSize. In addition, technology changes are affecting the competitive landscape in this market, and may require interoperability or compatibility with unified communication platforms, Microsoft Lync or other technologies. The developers of those technologies may have an advantage in improving the functionality of their own video conferencing equipment to correspond with these technologies before we can make such improvements, or may restrict the interoperability of their products with ours. In the large enterprise sector of the market, which is dominated by Cisco, interoperability with equipment produced by Cisco and other telecommunications, video conferencing or telepresence equipment suppliers is a key factor in purchasing decisions by current or prospective customers. These factors could adversely affect the sales and growth opportunities of our LifeSize division, and the growth of Logitech as a whole. Moreover, if LifeSize sales declined substantially, the goodwill associated with the acquisition of the division might be determined to be impaired, resulting in a non-cash impairment charge, which would reduce operating results.

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

We may not fully realize the anticipated benefits from the restructuring plan we announced in April, 2012.

We announced a restructuring plan in April 2012, which is intended to simplify the organization, to reduce operating costs through a global workforce reduction and a reduction in the complexity of our product portfolio, and to better align costs with our current business.

Our ability to achieve the anticipated cost savings and other benefits from this restructuring within the expected timeframe are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from this restructuring plan. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future.

We have conducted intensive reviews of our product portfolio, and have concluded that our product strategy has resulted in an assortment of similar products at similar price points within each product category, which we believe has generated confusion for the consumer. In order to improve our product portfolio, we have reprioritized our fiscal year 2013 new product portfolio. While we are constantly replacing products and dependent on the success of our new products, the current product line simplification effort is substantial, making us even more dependent on the success of the new products that we are introducing.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the growth of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including declines in our stock prices in the past year, may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Android phones and tablets, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Our access to these third-party platforms can be withdrawn, denied or not be available on terms acceptable to us. Moreover, as we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

We produce a significant portion of our products at facilities we own in China. The majority of our other production is performed by third-party contract manufacturers in China. We also utilize third-party contract manufacturers in Malaysia and India.

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

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years. The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007. On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process. On July 12, 2012, the Company accepted the proposed revised assessments. The IRS is completing their RAR review process which generally takes sixty days from the time of acceptance. The proposed revised assessments will not have a material adverse effect on the Company’s consolidated operating results. In addition, the IRS is in the process of examining the Company’s U.S. subsidiary for fiscal years 2008 and 2009. The Company is also under examination and has received assessment notices in other tax jurisdictions. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income could be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table presents certain information related to purchases made by Logitech of its equity securities  during the three months ended June 30, 2012 (in thousands, except per share amounts):

				Approximate
	Total Number of			Dollar Value of
	Shares Purchased			Shares That May
	as Part of Publicly			Yet Be Purchased
	Announced	Average Price Paid Per Share		Under the
Period	Program	in USD	in CHF	Program

April 2012	800	9.90	8.99	$86,332
May 2012	7,425	10.52	9.73	8,245
June 2012	375	10.16	9.73	4,435

Total	8,600

During the three months ended June 30, 2012, the following approved share buyback program was in place (in thousands):

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	414	$4,435
September 2008	8,344	$250,000	August 2013	—	—	—

(1)__ Represents an estimate of the number of shares remaining to be repurchased, calculated based on the $4.4 million amount remaining to repurchase as of June 30, 2012 divided by the CHF 10.22 per share adjusted closing price on the SIX Swiss Exchange as of the same date, translated at the exchange rate on June 30, 2012.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Definition Linkbase Document

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

**          Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections. We are deemed to have complied with the reporting obligation relating to the submission of interactive data files in these exhibits and are not subject to liability under the anti-fraud provisions of the Securities Act of 1933 or any other liability provision as long as we make a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Guerrino De Luca
Guerrino De Luca Chairman, President and Chief Executive Officer

/s/ Erik K. Bardman
Erik K. Bardman
Senior Vice President, Finance
and Chief Financial Officer

August 6, 2012