Form 10-Q
period 2012-09-30
LOGITECH INTERNATIONAL SA
filed 2012-11-06
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 157,523,165 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$547,693	$589,204	$1,016,297	$1,069,645
Cost of goods sold	351,698	390,783	676,050	745,617
Gross profit	195,995	198,421	340,247	324,028
Operating expenses:
Marketing and selling	110,522	107,446	211,419	207,239
Research and development	38,019	39,491	76,947	79,472
General and administrative	25,980	27,989	58,460	58,854
Restructuring charges (credits), net	(2,671)	—	28,556	—
Total operating expenses	171,850	174,926	375,382	345,565
Operating income (loss)	24,145	23,495	(35,135)	(21,537)
Interest income, net	153	601	537	1,291
Other income (expense), net	(509)	(1,763)	(668)	3,428
Income (loss) before income taxes	23,789	22,333	(35,266)	(16,818)
Provision for (benefit from) income taxes	(31,076)	4,888	(37,986)	(4,657)
Net income (loss)	$54,865	$17,445	$2,720	$(12,161)

Net income (loss) per share:
Basic	$0.35	$0.10	$0.02	$(0.07)
Diluted	$0.35	$0.10	$0.02	$(0.07)

Shares used to compute net income (loss) per share:
Basic	156,736	176,878	158,723	178,111
Diluted	157,932	177,277	159,853	178,111

Cash dividend per share:	$0.85	$—	$0.85	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$54,865	$17,445	$2,720	$(12,161)

Other comprehensive income (loss):
Foreign currency translation	4,970	(6,154)	(1,295)	(4,824)

Defined benefit pension plan adjustments during the period:
Foreign currency exchange rate changes	6,457	1,126	7,920	(115)
Amortization included in net income (loss):
Transition obligation for the period	1	1	2	2
Prior service cost for the period	38	38	76	77
Net actuarial loss for the period	262	359	678	459
Pension liability adjustments, net of tax	6,758	1,524	8,676	423

Deferred hedging gain (loss)	(5,466)	8,758	(4,261)	11,918
Less reclassification adjustment for gain (loss) included in net income (loss)	(1,683)	1,539	(1,577)	4,017
Net deferred hedging gain (loss)	(3,783)	7,219	(2,684)	7,901

Reversal of unrealized gains previously recognized in accumulated other comprehensive income	—	—	(343)	—
Net change in accumulated other comprehensive income (loss)	7,945	2,589	4,354	3,500
Total comprehensive income (loss)	$62,810	$20,034	$7,074	$(8,661)

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNADUITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$237,033	$478,370
Accounts receivable, net	284,451	223,104
Inventories	321,307	297,072
Other current assets	69,016	65,990
Total current assets	911,807	1,064,536
Non-current assets:
Property, plant and equipment, net	93,854	94,884
Goodwill	561,080	560,523
Other intangible assets, net	41,108	53,518
Other assets	84,563	83,033
Total assets	$1,692,412	$1,856,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$368,509	$301,111
Accrued liabilities	190,234	186,680
Total current liabilities	558,743	487,791
Non-current liabilities	187,372	218,462
Total liabilities	746,115	706,253

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 191,606 issued and authorized and 50,000 conditionally authorized at September 30, 2012 and March 31, 2012	33,370	33,370
Additional paid-in capital	—	—
Less shares in treasury, at cost, 34,138 at September 30, 2012 and 27,173 at March 31, 2012	(384,780)	(343,829)
Retained earnings	1,389,282	1,556,629
Accumulated other comprehensive loss	(91,575)	(95,929)
Total shareholders’ equity	946,297	1,150,241
Total liabilities and shareholders’ equity	$1,692,412	$1,856,494

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,720	$(12,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,307	24,593
Amortization of other intangible assets	12,257	13,556
Inventory valuation adjustment	—	34,074
Share-based compensation expense	13,437	16,453
Gain on disposal of property and plant	—	(4,904)
Gain on sale of available-for-sale securities	(831)	—
Excess tax benefits from share-based compensation	(22)	(30)
Deferred income taxes and other	(3,806)	(8,554)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(58,272)	(36,517)
Inventories	(30,733)	(59,589)
Other assets	(7,339)	(6,886)
Accounts payable	68,875	45,088
Accrued liabilities	(9,498)	(3,489)
Net cash provided by operating activities	9,095	1,634
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,522)	(20,921)
Acquisition, net of cash acquired	—	(18,814)
Investment in privately-held company	(3,970)	—
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	—
Purchases of trading investments for deferred compensation plan	(1,648)	(4,536)
Proceeds from sales of trading investments for deferred compensation plan	1,638	4,522
Net cash used in investing activities	(33,585)	(34,845)
Cash flows from financing activities:
Payment of cash dividends	(133,462)	—
Purchases of treasury shares	(89,955)	(73,134)
Proceeds from sale of shares upon exercise of options and purchase rights	9,008	9,764
Tax withholdings related to net share settlements of restricted stock units	(635)	(185)
Excess tax benefits from share-based compensation	22	30
Net cash used in financing activities	(215,022)	(63,525)
Effect of exchange rate changes on cash and cash equivalents	(1,825)	(1,745)
Net decrease in cash and cash equivalents	(241,337)	(98,481)
Cash and cash equivalents at beginning of period	478,370	477,931
Cash and cash equivalents at end of period	$237,033	$379,450

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Total comprehensive loss	—	—	—	—	—	(12,161)	3,500	(8,661)
Purchase of treasury shares	—	—	—	7,609	(73,134)	—	—	(73,134)
Tax benefit from exercise of stock options	—	—	9	—	—	—	—	9
Shares issued for director services	—	—	(643)	(33)	844	—	—	201
Sale of shares upon exercise of options and purchase rights	—	—	(13,390)	(1,220)	33,850	(10,679)	—	9,781
Issuance of shares upon vesting of restricted stock units	—	—	(2,303)	(78)	2,118	—	—	(185)
Share-based compensation expense	—	—	16,327	—	—	—	—	16,327
September 30, 2011	191,606	$33,370	$—	18,711	$(300,341)	$1,491,328	$(75,018)	$1,149,339

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,556,629	$(95,929)	$1,150,241
Total comprehensive income	—	—	—	—	—	2,720	4,354	7,074
Purchase of treasury shares	—	—	—	8,600	(89,955)	—	—	(89,955)
Tax benefit from exercise of stock options	—	—	(9,331)	—	—	—	—	(9,331)
Deferred tax asset adjustment related to share-based compensation expense	—	—	6,320	—	—	(6,320)	—	—
Sale of shares upon exercise of options and purchase rights	—	—	(1,756)	(1,347)	41,058	(30,285)	—	9,017
Issuance of shares upon vesting of restricted stock units	—	—	(8,526)	(288)	7,946	—	—	(580)
Share-based compensation expense	—	—	13,293	—	—	—	—	13,293
Cash dividends						(133,462)		(133,462)
September 30, 2012	191,606	$33,370	$—	34,138	$(384,780)	$1,389,282	$(91,575)	$946,297

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Logitech and its subsidiaries (“Logitech” or “the Company”). All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2012 included in its Annual Report on Form 10-K.

In the quarter ended June 30, 2012, the Company recorded a reduction in deferred tax assets and a decrease to retained earnings of $6.3 million, related to vested unexercised non-qualified stock options for former employees who terminated in fiscal year 2012 and prior.  The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the error to be immaterial to any period presented.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income.

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three and six months ended September 30, 2012 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Note 2 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$54,865	$17,445	$2,720	$(12,161)

Weighted average shares - basic	156,736	176,878	158,723	178,111
Effect of potentially dilutive share equivalents	1,196	399	1,130	—
Weighted average shares - diluted	157,932	177,277	159,853	178,111

Net income (loss) per share - basic	$0.35	$0.10	$0.02	$(0.07)
Net income (loss) per share - diluted	$0.35	$0.10	$0.02	$(0.07)

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 14,929,137 and 17,054,444 for the three months ended September 30, 2012 and 2011, and 15,127,253 and 17,601,198 for the six months ended September 30, 2012 and 2011 were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2012, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 ESPP, and 1.8 million shares under the 2012 Plan. On September 5, 2012, at the fiscal year 2012 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the 2006 Stock Incentive Plan, which included the increase of 7.3 million additional shares to be issued under this plan and to prohibit the repricing of options or stock appreciation rights. On October 25, 2012, the Company filed a registration statement to register the 7.3 million additional shares under the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of goods sold	$608	$950	$1,397	$2,110
Share-based compensation expense included in gross profit	608	950	1,397	2,110
Operating expenses:
Marketing and selling	2,644	3,448	4,424	6,965
Research and development	1,763	1,754	3,588	3,562
General and administrative	2,251	586	4,028	3,816
Share-based compensation expense included in operating expenses	6,658	5,788	12,040	14,343
Total share-based compensation expense	7,266	6,738	13,437	16,453
Income tax benefit	(1,671)	(2,276)	(3,047)	(4,665)
Share-based compensation expense, net of income tax	$5,595	$4,462	$10,390	$11,788

Share-based compensation expense for the three and six months ended September 30, 2012 includes a reduction of $0.6 million and $2.2 million in expense applicable to employees terminated as a result of the restructuring plan announced in April 2012. As of September 30, 2012 and 2011, $0.6 million and $0.9 million of share-based compensation cost were capitalized to inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2012 and 2011 were $1.8 million and $2.4 million and for the six months ended September 30, 2012 and 2011 were $4.6 million and $5.5 million.

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

During the quarter ended September 30, 2012, the Company’s Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the April 2012 restructuring described in Note 13. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses which resided within accumulated other comprehensive loss and which the Company entirely recognized during the three months ended September 30, 2012.

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Service cost	$1,726	$1,937	$3,601	$3,232
Interest cost	418	632	912	1,137
Expected return on plan assets	(525)	(235)	(618)	(653)
Amortization of net transition obligation	1	1	2	2
Amortization of net prior service cost	38	38	76	77
Recognized net actuarial loss	262	359	678	459
Settlement cost	2,254	—	2,254	—
Net periodic benefit cost	$4,174	$2,732	$6,905	$4,254

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

On April 25, 2012, Logitech announced a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities.  A majority of the restructuring was completed during the three months ended June 30, 2012.  Remaining restructuring not completed during the three months ended September 30, 2012 will be completed in the remainder of the fiscal year.  In determining the annual effective tax rate, the restructuring was treated as a discrete event as it was significantly unusual and infrequent in nature.  As such, restructuring-related charges and costs were excluded from ordinary income in determining the annual effective tax rate.  The tax benefit associated with the restructuring is approximately $0.2 million.

The income tax benefit for the three months ended September 30, 2012 was $31.1 million based on an effective income tax rate of 130.6% of pre-tax income.  For the three months ended September 30, 2011, the income tax provision was $4.9 million based on an effective income tax rate of 21.9% of pre-tax income.  For the six months ended September 30, 2012 and September 30, 2011, the income tax benefit was $38.0 million and $4.7 million based on an effective income tax rate of 107.7% and 27.7% of pre-tax loss.  The change in the effective income tax rate for the three and six months ended September 30, 2012 compared with the same periods in fiscal year 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $32.1 million in the three months ended September 30, 2012 primarily related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

As of September 30 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $107.6 million and $143.3 million, of which $93.3 million and $125.4 million would affect the effective income tax rate if recognized.  The decline in unrecognized tax benefits associated with uncertain tax positions in the amount of $35.7 million is primarily due to $33.8 million from the settlement of income tax examinations in the United States with the remaining from the expiration of statutes of limitations.  The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2012, the Company had approximately $7.7 million and $7.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 2000.  During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for the Company’s U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years.  The Company disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007.  On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process.  Subsequent to the Company’s acceptance of the RAR on July 12, 2012, the Company received the final letter from the IRS dated August 8, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2006 and 2007, the Company reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded $1.7 million tax provision from the proposed revised assessments, resulting in a net tax benefit of $32.1 million.

In addition, the IRS completed its field examination of the Company’s U.S. subsidiary for fiscal years 2008 and 2009 during the quarter.  The Company received NOPAs related to various domestic and international tax issues on August 15, 2012.  After the close of the fiscal quarter ended September 30, 2012, the Company received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, the Company estimates it will reverse $9.0 million of unrecognized tax benefits associated with uncertain tax positions and record a $5.5 million tax provision from the assessments, resulting in a net estimated tax benefit of $3.5 million.

The Company is also under examination and have received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s consolidated operating results.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  With the exception of the resolution of the IRS examinations, it is not possible at this time to reasonably estimate the decrease of the unrecognized tax benefits within the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2012 (in thousands):

	September 30, 2012	March 31, 2012
Accounts receivable, net:
Accounts receivable	$450,108	$376,917
Allowance for doubtful accounts	(2,239)	(2,472)
Allowance for returns	(24,519)	(24,599)
Allowances for cooperative marketing arrangements	(27,657)	(24,109)
Allowances for customer incentive programs	(41,785)	(42,262)
Allowances for pricing programs	(69,457)	(60,371)
	$284,451	$223,104
Inventories:
Raw materials	$42,682	$38,613
Work-in-process	49	73
Finished goods	278,576	258,386
	$321,307	$297,072
Other current assets:
Tax and value-added tax refund receivables	$16,765	$19,360
Deferred taxes	31,252	25,587
Prepaid expenses and other	20,999	21,043
	$69,016	$65,990
Property, plant and equipment, net:
Plant, buildings and improvements	$67,595	$48,555
Equipment	158,149	148,059
Computer equipment	43,539	40,353
Computer software	75,969	75,758
	345,252	312,725
Less: accumulated depreciation	(262,887)	(249,657)
	82,365	63,068
Construction-in-progress	8,629	28,968
Land	2,860	2,848
	$93,854	$94,884
Other assets:
Deferred taxes	$58,884	$61,358
Trading investments	14,805	14,301
Deposits and other	10,874	7,374
	$84,563	$83,033

In the three months ended June 30, 2011, an inventory valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the retail price of Logitech Revue.  The reduction in construction-in-progress balance from March 31, 2012 to September 30, 2012 was from leasehold improvement costs related to the new Americas headquarters which were placed into service during this period.

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2012 (in thousands):

	September 30, 2012	March 31, 2012
Accrued liabilities:
Accrued personnel expenses	$44,787	$42,809
Accrued marketing expenses	9,531	7,097
Indirect customer incentive programs	25,340	26,112
Accrued restructuring	5,786	—
Deferred revenue	21,200	19,358
Accrued freight and duty	13,116	11,376
Value-added tax payable	6,213	7,140
Accrued royalties	4,161	6,243
Warranty accrual	4,243	5,184
Non-retirement post-employment benefit obligations	4,244	4,129
Income taxes payable - current	4,510	6,047
Other accrued liabilities	47,103	51,185
	$190,234	$186,680
Non-current liabilities:
Income taxes payable - non-current	$105,128	$137,319
Obligation for deferred compensation	14,950	14,393
Defined benefit pension plan liability	33,930	39,337
Deferred rent	20,853	16,042
Other long-term liabilities	12,511	11,371
	$187,372	$218,462

The following table presents the changes in the allowance for doubtful accounts during the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Allowance for doubtful accounts, beginning of period	$(2,321)	$(4,036)	$(2,472)	$(4,086)
Bad debt expense	103	(355)	189	46
Write-offs, net of recoveries	(21)	665	44	314
Allowance for doubtful accounts, end of period	$(2,239)	$(3,726)	$(2,239)	$(3,726)

Note 6 — Financial Instruments

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy on a recurring basis (in thousands):

	September 30, 2012			March 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$237,033	$—	$—	$478,370	$—	$—
Trading investments for deferred compensation plan:
Money market funds	3,466	—	—	3,383	—	—
Mutual funds	11,339	—	—	10,918	—	—
Available-for-sale securities:
Collateralized debt obligations	—	—	—	—	—	429
Foreign exchange derivative assets	—	363	—	—	658	—
Total assets at fair value	$251,838	$363	$—	$492,671	$658	$429

Foreign exchange derivative liabilities	$—	$3,375	$—	$—	$245	$—
Total liabilities at fair value	$—	$3,375	$—	$—	$245	$—

The following table presents the changes in the Company’s Level 3 financial assets during the six months ended September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011

Available-for-sale securities, beginning balance	$429	$1,695
Proceeds from sales of securities	(917)	—
Realized gain on sales of securities	831	—
Reversal of unrealized gains previously recognized in accumulated other comprehensive income	(343)	—
Available-for-sale securities, ending balance	$—	$1,695

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio currently consists of marketable securities (money market and mutual funds) related to a deferred compensation plan and previously also included auction rate securities collateralized by residential and commercial mortgages.

The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no stated intent to actively buy and sell securities with the objective of generating profits on short-term differences in market prices.  Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the

Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $14.8 million and $14.3 million as of September 30 and March 31, 2012, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains of $0.5 million and $0.2 million are included in other income (expense), net for the three and six months ended September 30, 2012 and relate to trading securities held at September 30, 2012.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on its consolidated balance sheets as of September 30 and March 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	March 31,		September 30,	March 31,
	Location	2012	2012	Location	2012	2012

Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$52	$250	Other liabilities	$3,045	$—
		52	250		3,045	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	311	341	Other liabilities	75	148
Foreign exchange swap contracts	Other assets	—	67	Other liabilities	255	97
		311	408		330	245
		$363	$658		$3,375	$245

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended September 30, 2012 and 2011 and their locations on its consolidated statements of operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive loss into income	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income immediately	Amount of gain/(loss) recognized in income immediately
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges	$(3,783)	$7,219	Cost of goods sold	$(1,683)	$1,539	Other income/expense	$120	$(161)
	(3,783)	7,219		(1,683)	1,539		120	(161)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(92)	246
Foreign exchange swap contracts	—	—		—	—	Other income/expense	(390)	(403)
	—	—		—	—		(482)	(157)
	$(3,783)	$7,219		$(1,683)	$1,539		$(362)	$(318)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the six months ended September 30, 2012 and 2011 and their locations on its consolidated statements of operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive loss into income	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income immediately	Amount of gain/(loss) recognized in income immediately
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges	$(2,684)	$7,901	Cost of goods sold	$(1,577)	$4,017	Other income/expense	$172	$(258)
	(2,684)	7,901		(1,577)	4,017		172	(258)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(837)	194
Foreign exchange swap contracts	—	—		—	—	Other income/expense	435	(620)
	—	—		—	—		(402)	(426)
	$(2,684)	$7,901		$(1,577)	$4,017		$(230)	$(684)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases.  The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars.  The Company is currently hedging against a weaker euro relative to U.S. dollars in that entity.  The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the three and six months ended September 30, 2012 and 2011. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $94.5 million (€73.0 million) and $77.4 million (€57.3 million) at September 30, 2012 and 2011. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2012 and 2011 relating to foreign currency receivables or payables were $25.6 million and $22.3 million. Open forward contracts as of September 30, 2012 consisted of contracts in euros to sell British pounds, contracts in Australian dollars to purchase U.S. dollars and contracts in Taiwanese dollars to sell U.S. dollars at future dates at pre-determined exchange rates. Open forward contracts as of September 30, 2011 consisted of contracts in euros to purchase or sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2012 and 2011 were $11.5 million and $25.6 million. Swap contracts outstanding at September 30, 2012 consisted of contracts in Mexican pesos and Japanese yen.

Swap contracts outstanding at September 30, 2011 consisted of contracts in Taiwanese dollar Non-Deliverable Forwards, Mexican pesos, Japanese yen and Canadian dollars.

The fair value of all our foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

During the second quarter of fiscal year 2013, the Company invested $4.0 million in a privately-held company in exchange for convertible preferred stock.  The Company accounts for this investment under the cost method of accounting since it has less than a 20% ownership interest and it lacks the ability to exercise significant influence over the operating and financial policies of the investee.  The Company will periodically assess the investment for other-than-temporary impairment.  If it determines that an other-than-temporary impairment has occurred, it will write down this investment to its fair value. The Company will estimate fair value of this investment considering all available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Note 7 — Goodwill and Other Intangible Assets

The Company evaluates the goodwill of each reporting unit for impairment at least annually as of December 31, or more frequently if events or circumstances warrant. The Company’s reporting units consist of peripherals and video conferencing. On April 25, 2012, the Company announced a restructuring plan as described in Note 13, and as a result, management performed a test during the first quarter of fiscal year 2013 to evaluate the recoverability of goodwill after implementation of the restructuring. The Company measures the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using a discounted cash flow model, which considers estimates of projected future operating results and cash flows, discounted at an estimated after-tax weighted-average cost of capital. In addition, market-based valuation techniques are used to test the reasonableness of the value indicated by the discounted cash flow model. In the market-based valuation technique, the implied premium of the aggregate fair value over the market capitalization is considered attributable to an acquisition control premium, which is the price in excess of a stock’s market price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market-based valuation techniques require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference. The goodwill impairment evaluation performed by management as of June 30, 2012 indicated that the fair value of its peripherals reporting unit exceeded the carrying value of the reporting unit by more than 70% of the carrying value, and the fair value of its video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 100% of the carrying value.

Our acquisition of Mirial S.r.l. on July 18, 2011 added $14.1 million to goodwill during the second quarter of fiscal year 2012. Mirial’s business has been fully integrated into the Company’s video conferencing reporting unit, and discrete financial information for Mirial is not maintained. Accordingly, the acquired goodwill related to Mirial is evaluated for impairment at the video conferencing reporting unit level.

As of September 30, 2012, the carrying value of goodwill attributable to the peripherals and video conferencing reporting units was $221.9 million and $339.2 million.

In connection with the restructuring, management also reviewed long-lived assets, such as property and equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of the review during the first quarter of fiscal year 2013.

Management continues to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Further adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2012			March 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,075	$(27,474)	$4,601	$32,104	$(26,095)	$6,009
Technology	91,831	(69,882)	21,949	91,954	(62,548)	29,406
Customer contracts	40,131	(25,573)	14,558	39,926	(21,823)	18,103
	$164,037	$(122,929)	$41,108	$163,984	$(110,466)	$53,518

Amortization expense for other intangible assets was $6.0 million and $6.9 million for the three months ended September 30, 2012 and 2011 and $12.2 million and $13.6 million for the six months ended September 30, 2012 and 2011. The Company expects that amortization expense for the remaining six months of fiscal year 2013 will be $12.1 million, and annual amortization expense for fiscal years 2014, 2015 and 2016 will be $18.2 million, $9.1 million, and $1.2 million, and $0.5 million thereafter.

Note 8 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at September 30, 2012.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions.  As of September 30, 2012, the Company was not in compliance with the adjusted equity ratio of this facility. This situation resulted from the Company’s $133.5 million cash dividend payment to its shareholders on September 18, 2012. The Company believes that this is only a short-term situation.  Until the Company is in compliance with the covenants, this facility may not be available for its use.

This facility stipulates that, upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

The Company had several uncommitted, unsecured bank lines of credit aggregating $76.2 million at September 30, 2012. There are no financial covenants or cross default provisions under these lines of credit with which the Company must comply. At September 30, 2012, the Company had no outstanding borrowings under these lines of credit. The Company also had available credit lines related to corporate credit cards totaling $29.9 million as of September 30, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at September 30, 2012 amounted to $104.3 million. In the six months ended September 30, 2012, the Company recognized additional rent expense of $3.4 million, representing the fair value of future rent obligations on its former Americas headquarters, which are no longer used by the Company.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Asset retirement obligations, beginning of period	$2,001	$1,670	$1,918	$1,636
Liabilities incurred	—	38	—	38
Liabilities settled	—	(9)	—	(26)
Accretion expense	4	20	16	39
Foreign currency translation	(135)	(40)	(64)	(8)
Asset retirement obligations, end of period	$1,870	$1,679	$1,870	$1,679

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Warranty liability, beginning of period	$4,821	$4,633	$5,184	$4,970
Provision for warranties issued during the period	(215)	4,991	1,417	9,412
Settlements made during the period	(363)	(4,792)	(2,358)	(9,550)
Warranty liability, end of period	$4,243	$4,832	$4,243	$4,832

Purchase Commitments

At September 30, 2012, the Company had the following outstanding purchase commitments (in thousands):

September 30, 2012

Inventory purchases	$166,212
Operating expenses	66,402
Capital expenditures	19,000
Total purchase commitments	$251,614

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At September 30, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of September 30, 2012, $2.6 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of September 30, 2012. As of September 30, 2012, $2.0 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $36.9 million as of September 30, 2012. As of September 30, 2012, $10.0 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend.  On September 28, 2012, the Court approved a stipulation and proposed order submitted by the parties dismissing the case with prejudice.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.  The parties subsequently finalized the settlement.

In addition, from time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business.  The Company is currently subject to several such claims and a small number of legal proceedings.  The Company believes that these matters lack merit and intends to vigorously defend against them.  Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.  Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

Note 10 — Shareholders’ Equity

Dividends

On September 5, 2012, the Company’s shareholders approved a cash dividend of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012.  Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012.

Share Repurchases

During the three and six months ended September 30, 2012 and 2011, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). The amended September 2008 share buyback program enables the Company to repurchase shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	482	$4,435
September 2008	8,344	$250,000	August 2013	—	—	—

(1)  Represents an estimate of the number of shares remaining to be repurchased, calculated based on the amount of $4.4 million remaining to repurchase as of September 30, 2012, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date.

During the three and six months ended September 30, 2012 and 2011, the Company repurchased shares under these programs as follows (in thousands):

	Shares Repurchased		Three Months ended September 30, (1)				Six Months ended September 30,
Date of	Program to date		2012		2011		2012		2011
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

September 2008 - amended	18,500	$172,857	—	$—	—	$—	8,600	$89,955	—	$—
September 2008	7,609	73,134	—	—	7,609	73,134	—	—	7,609	73,134
	26,109	$245,991	—	$—	7,609	$73,134	8,600	$89,955	7,609	$73,134

(1)  Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

On September 5, 2012, the Company’s shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares are expected to be legally cancelled during the third quarter of fiscal year 2013.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 30, 2012	March 31, 2012

Foreign currency translation	$(68,149)	$(66,854)
Pension liability adjustments, net of tax of $752 and $752	(20,686)	(29,362)
Unrealized gain on investments	—	343
Net deferred hedging losses	(2,740)	(56)
	$(91,575)	$(95,929)

Note 11 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011 (*)	2012	2011 (*)

Peripherals
Retail - Pointing Devices	$122,490	$133,165	$238,217	$254,915
Retail - Keyboards & Desktops	130,806	109,325	241,251	203,921
Retail - Audio	109,831	126,967	199,878	204,640
Retail - Video	47,352	57,276	84,232	106,862
Retail - Gaming	47,302	47,836	74,576	85,002
Retail - Digital Home	18,698	27,166	33,426	41,171
OEM	36,718	50,261	73,393	99,439
Total peripherals	513,197	551,996	944,973	995,950
Video Conferencing	34,496	37,208	71,324	73,695
Total net sales	$547,693	$589,204	$1,016,297	$1,069,645

(*) Certain products within the retail product families as presented in the prior year have been reclassified to conform to the current year presentation, with no impact on previously reported total peripheral retail sales.

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “all other.” Assets by operating segment are not presented since the Company does not present such data to the chief operating decision maker. Net sales, operating loss and depreciation and amortization for the Company’s operating segments were as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Net sales by operating segment
Peripherals	$513,197	$551,996	$944,973	$995,950
Video Conferencing	34,496	37,208	71,324	73,695
Total net sales	$547,693	$589,204	$1,016,297	$1,069,645

Operating income (loss) by segment
Peripherals	$39,130	$38,632	$(6,696)	$11,753
Video Conferencing	(1,680)	(1,473)	(2,745)	(3,281)
All other	(13,305)	(13,664)	(25,694)	(30,009)
Total operating income (loss)	$24,145	$23,495	$(35,135)	$(21,537)

Depreciation and amortization by segment
Peripherals	$11,921	$13,197	$24,054	$28,214
Video Conferencing	5,259	5,150	10,510	9,935
Total depreciation and amortization	$17,180	$18,347	$34,564	$38,149

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Americas	$216,596	$233,309	$420,522	$459,329
EMEA	212,050	219,898	362,056	350,750
Asia Pacific	119,047	135,997	233,719	259,566
Total net sales	$547,693	$589,204	$1,016,297	$1,069,645

Sales are attributed to countries on the basis of the customers’ locations. The United States represented more than 10% of the Company’s total consolidated net sales for each of the quarters ended September 30, 2012 and 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the three months ended September 30, 2012 and 2011. One customer group represented 13% of net sales in each of the quarters ended September 30, 2012 and 2011. The United States represented more than 10% of the Company’s total consolidated net sales for each of the six months ended September 30, 2012 and 2011, and China represented more than 10% of the Company’s total consolidated net sales for the six months ended September 30, 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the six months ended September 30, 2012 and 2011. One customer group represented 12% of net sales in each of the six month periods ended September 30, 2012 and 2011.

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2012	March 31, 2012

Americas	$47,511	$49,365
EMEA	9,355	9,304
Asia Pacific	42,401	41,576
Total long-lived assets	$99,267	$100,245

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at September 30 and March 31, 2012.

Note 12 — Acquisitions and Divestitures

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

The following table summarizes restructuring related activities during the three and six months ended September 30, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Balance at September 30, 2012	$5,786	$3,494	$1,468	$824

During the current quarter, the Company incurred a $3.8 million credit in termination benefits to affected employees due to the further refinement of estimates which were previously accrued during the three months ended June 30, 2012.  For the six months ended September 30, 2012, the Company incurred $24.8 million in termination benefits to affected employees under this plan. In addition, the Company incurred legal, consulting, and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and six months ended September 30, 2012.  The Company also incurred $1.5 million in lease exit costs primarily related to costs associated with the closure of existing facilities during the six months ended September 30, 2012.

During the six months ended September 30, 2012, charges of approximately $3.0 million related to discontinuance of certain product development efforts are included in cost of goods sold in the consolidated statements of operations.  During the quarter ended September 30, 2012, the Company also incurred $2.2 million from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring. This amount was not included in restructuring charge since it related to prior services.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of  investment prioritization decisions, product offerings, sales and marketing initiatives, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products and in emerging markets, our expectations regarding trends in consumer demand for PCs and mobile, tablet, gaming, audio, video, digital home and other computer devices and the interoperability of our products with such third party platforms, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the impact of our restructuring plan on future costs, expenses and financial performance and the timing thereof, our estimates of future charges related to our restructuring plan, our expectations regarding the recoverability of our goodwill and the potential for future impairment charges, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, compliance with our credit facilities, our expectations regarding share repurchases and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, and Logitech’s ability to achieve renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in fiscal year 2013 and our fiscal year 2012 Form 10-K, which was filed on May 30, 2012, which discuss our business in greater detail. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, earphones and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors and Smart Radios. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include a range of gaming controllers and microphones, as well as other accessories.

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

We sell our peripheral products to a network of distributors, retailers, and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers, and online merchants. Sales of peripherals to our retail channels were 86% and 84% of our net sales for the six months ended September 30, 2012 and 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 7% and 9% of our net sales for the six months ended September 30, 2012 and 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure, and services for the enterprise, public sector, and other business markets. LifeSize products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The LifeSize division maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. LifeSize product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platforms group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 7% of our net sales in each of the six months ended September 30, 2012 and 2011.

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

Summary of Financial Results

Our total net sales for the six months ended September 30, 2012 decreased 5% compared with the six months ended September 30, 2011 due to a sharp decline in OEM sales, and from modest declines in retail and video conferencing.  OEM sales decreased 26% in the six months ended September 30, 2012 compared with the same period of the prior fiscal year, and OEM units sold decreased 11%, primarily in keyboard/desktops and pointing devices.

Retail sales during the six months ended September 30, 2012 decreased 3% and retail units increased 1% compared with the six months ended September 30, 2011.  We experienced modest growth in our EMEA region of 4%, led by keyboards/desktops, decline in our Americas region of 9% overall and in most categories, and decline in our Asia Pacific region of 4% primarily from video and gaming.  If foreign currency exchange rates had been the same in the six months ended September 30, 2012 and 2011, the percentage changes in our constant dollar retail sales would have been an increase of 13% in EMEA, a decrease of 4% in Asia Pacific, and a decrease of 8% in the Americas. Sales incentive spending (including pricing discounts) during the six months ended September 30, 2012, compared with the same period of the prior fiscal year, decreased 12% due to controlled spending for customer incentive programs as well as lower sell-through during this period.  Sales returns expense during the six months ended September 30, 2012, compared with the same period of the prior fiscal year, decreased 27% due to lower return trends and better channel inventory aging during this period.

Sales of video conferencing products, which were 7% of total net sales in each of the six months ended September 30, 2012 and 2011, decreased by 3% in the six months ended September 30, 2012, compared with the same period of the prior fiscal year, due to sales declines in all geographic regions.

Our gross margin for the six months ended September 30, 2012 improved to 33.5% compared with 30.3% in the same period of the prior fiscal year. The gross margin improvement primarily resulted from the absence of a $34.1 million inventory valuation adjustment related to Logitech Revue and related peripherals which occurred during the six months ended September 30, 2011, and from improvements to our channel pricing program and global supply chain process, offset in part by the negative impact of a weaker euro, $4.5 million in pricing actions related to the simplification of our product portfolio and $3.0 million in restructuring-related costs.

Operating expenses for the six months ended September 30, 2012 were 37% of net sales compared with 32% in the same period of the prior fiscal year. This increase was primarily attributable to the $28.6 million in costs related to the restructuring plan initiated in April 2012.

Net income for the six months ended September 30, 2012 was $2.7 million compared with net loss of $12.2 million in the six months ended September 30, 2011. This improvement was primarily from a discrete tax benefit of $32.1 million from the closure of federal income tax examinations in the United States, offset in part by restructuring charges.

Our balance sheet includes goodwill of $221.9 million related to various past acquisitions which are part of our peripherals reporting unit, and $339.2 million related to our video conferencing reporting unit. We perform our annual goodwill impairment test annually as of December 31, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company specific factors described in our Annual Report on Form 10-K, volatility in stock price, a sustained decline in market capitalization relative to net book value, and lower than projected revenue, market growth, or operating results. On April 25, 2012, the Company announced a restructuring plan as described in Note 13, and as a result, we performed an impairment test during the first quarter of fiscal year 2013 to evaluate the recoverability of goodwill after implementation of the restructuring. The goodwill impairment evaluation we performed indicated that the fair value of our peripherals reporting unit exceeded the carrying value of the reporting unit by more than 70% of the carrying value, and the fair value of our video conferencing reporting unit exceeded the carrying value of the reporting unit by more than 100% of the carrying value. Also in connection with the restructuring, we reviewed long-lived assets, such as property, equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of the review. We continue to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill and long-lived assets. Further adverse changes in our actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. We believe Logitech’s future growth will be determined by our ability to create innovative products across multiple digital platforms, to sustain the growth of our PC peripherals, or in some cases to limit their decline, and to pursue growth opportunities in emerging markets, products for tablets, smartphones and other mobile devices, products for digital music, sales to enterprise markets, and LifeSize video conferencing.  The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

Emerging Markets. In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for PCs has declined in recent months and may potentially continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some case declining. While we continue to pursue growth opportunities in selected PC peripheral product lines in mature markets, we believe there are larger growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market, with the result that China was our third-largest country in retail sales for the six months ended September 30, 2012. We are also expanding our presence and our sales in Russia, India and Latin America.

Enterprise Market.  We are increasing our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base, and this “consumerization” of information technology has made the enterprise market open to embracing consumer technology and design. We are still in the early stages of our enterprise market team’s efforts for our productivity peripherals. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, have created new markets and usage models for peripherals and accessories. Logitech has begun to offer products to enhance the use of mobile devices. For example, we are experiencing strong demand for our tablet keyboards, led by strong initial demand for our Logitech Ultrathin Keyboard Cover.

Digital Music. We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a significant growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including Logitech UE earphones, headphones, digital music speakers, and Smart Radios.

OEM business.  Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, the shift away from desktop PCs adversely affected our sales of OEM mice and keyboards, which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Trends in Other Peripheral Product Categories. Some of our other peripherals product categories are experiencing significant market challenges. As the quality of PC embedded webcams improves, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining. We intend to address this market decline by enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam and by targeting webcam applications on non-PC platforms. Sales in our digital home category have declined significantly. We believe the recent disappointing sales results for Harmony reflect the aging of our Harmony products at the mid- and high-level price points as we previously directed significant digital home engineering and marketing resources towards our Logitech Revue and related peripherals for Google TV. We have since exited the Google TV product category.  During the current quarter we released two new products, Logitech TV Cam HD with built-in Skype capability as well as our long-awaited Harmony Touch remote control which features an intuitive, color touch-screen enabling users the ability to personalize their screens.

Trends Specific to our Video Conferencing Segment

The trend among businesses and institutions to use video conferencing offers a key growth opportunity for Logitech. However, the growth of our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors, and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions.  We also are seeking to offer LifeSize products designed to enhance the use of mobile devices in video conferencing applications.

Emerging Market. China also represents a significant targeted emerging market for our video conferencing segment.  We have invested significantly in growing the number of our video conferencing sales, marketing and administrative personnel in China.

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

There have been no significant changes during the six months ended September 30, 2012 to the nature of the critical accounting estimates and other accounting policies disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change %	2012	2011	Change %

Peripherals
Retail	$476,479	$501,735	(5)%	$871,580	$896,511	(3)%
OEM	36,718	50,261	(27)%	73,393	99,439	(26)%
Total peripherals	513,197	551,996	(7)%	944,973	995,950	(5)%
Video Conferencing	34,496	37,208	(7)%	71,324	73,695	(3)%
Total net sales	$547,693	$589,204	(7)%	$1,016,297	$1,069,645	(5)%

Although our financial results are reported in U.S. dollars, a portion of our sales for the three and six months ended September 30, 2012 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen, Canadian dollar and Australian dollar. The following table presents the approximate percentage of our total net sales that were denominated in currencies other than the U.S. dollar in the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Currencies other than USD	49%	47%	47%	41%

If foreign currency exchange rates had been the same in the three and six months ended September 30, 2012 and 2011, the percentage change in our constant dollar net sales would have been:

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012

Peripherals
Retail	(2)%	1%
OEM	(27)%	(26)%
Video Conferencing	(7)%	(3)%
Total net sales	(4)%	(2)%

Our retail sales in the three and six months ended September 30, 2012 declined compared with the same periods of the prior fiscal year. Retail sales declined in all three regions during the three months ended September 30, 2012, and increased in EMEA and declined in the Americas and Asia Pacific regions during the six months ended September 30, 2012, compared with the same periods of the prior fiscal year.  Retail units sold decreased 2% during the three months ended September 30, 2012, and increased 1% in the six months ended September 30, 2012, compared with the same periods of the prior fiscal year. Our overall retail average selling price declined 3% in the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year. Products priced below $40 represented 54% and 57% of retail sales in the three and six months ended September 30, 2012, compared with 55% and 56% of retail sales in the three and six months ended September 30, 2011. Sales of our retail products priced above $100 represented 14% and 13% of retail sales in the three and six months ended September 30, 2012, compared with 15% and 16% of total retail sales in the three and six months ended September 30, 2011. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2012 and 2011, our constant dollar retail sales would have been a decrease of 2% and an increase of 1%.

OEM net sales decreased 27% and 26% and units sold decreased 15% and 11% in the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year. These declines were primarily due to lower sales in the keyboard/desktop category due to product mix changes with a large customer, and lower sales of OEM mice.

Video conferencing net sales decreased 7% and 3% in the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year, due to sales declines in all geographic regions. Foreign currency exchange rates did not affect video conferencing sales.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and six months ended September 30, 2012 compared with the three and six months ended September 30, 2011.

	Three months ended September 30, 2012			Six months ended September 30, 2012
	Change in		Change in	Change in		Change in
	Retail Units	Change in	Constant Dollar	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales	Sold	Retail Sales	Retail Sales

EMEA	1%	(3)%	5%	5%	4%	13%
Asia Pacific	(4)%	(7)%	(7)%	1%	(4)%	(4)%
Americas	(4)%	(6)%	(6)%	(5)%	(9)%	(8)%
Total retail sales	(2)%	(5)%	(2)%	1%	(3)%	1%

Retail sales in our EMEA region experienced a modest decrease during the three months ended September 30, 2012, compared with the same period of the prior fiscal year.  This decrease resulted from double-digit percentage sales declines in audio and digital home, and by a single-digit decline in video, offset in part by double-digit sales increase in keyboards/desktops and gaming product categories, and by a single-digit increase in video.  Retail sales increase in our EMEA region during the six months ended September 30, 2012, compared with the same period of the prior fiscal year, resulted from a double-digit percentage increase in keyboards/desktops and by a single-digit increase in gaming, offset in part by a double-digit decrease in digital home and by a single-digit decrease in audio and pointing devices. Sales results varied by country, with increased sales during the three months ended September 30, 2012 in

Turkey, Ukraine, Italy, Belarus, Norway and Switzerland, and declining sales in Netherlands, Germany, France, Sweden, Spain and the United Kingdom.  During the six months ended September 30, 2012, we experienced increased sales in Italy, Germany, Switzerland, Denmark and Ukraine, and declining sales in Poland, Greece, France and Croatia. Retail sell-through in the EMEA region decreased 6% and 2% in the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year.

Asia Pacific region retail sales decreased by 7% during the three months ended September 30, 2012, compared with the same period in the prior fiscal year.  This decrease resulted from double-digit percentage declines in video and gaming, single-digit declines in pointing devices and keyboard/desktops, offset by sales more than tripling in digital home and with single-digit improvement in audio.  Declines by country within the Asia Pacific region during the three months ended September 30, 2012 were from weakness in India, Australia, Taiwan, China and South Korea.  Asia Pacific region retail sales decreased by 4% during the six months ended September 30, 2012, compared with the same period of the prior fiscal year.  This decrease resulted from double-digit percentage declines in video, gaming, and digital home, offset by single-digit improvement in audio, desktop/keyboards and pointing devices.  Declines by country within the Asia Pacific region during the six months ended September 30, 2012 were from weakness in Australia and India, offset in part by increased sales in Japan and China.  Retail sales in China decreased by 4% during the three months ended September 30, 2012, with declines in all categories except audio where sales more than tripled.  For the six months ended September 30, 2012, retail sales in China increased by 3% primarily from strong audio and keyboard/desktop sales. China was our third-largest country in terms of net revenue during the three and six months ended September 30, 2012, compared to the same periods of the prior fiscal year.  Retail sell-through in China increased 1% and 9% in the three and six months ended September 30, 2012 compared with the same periods in the prior fiscal year, while retail sell-through in the rest of the Asia Pacific region decreased 8% and 4% during the same periods.

The decline in retail sales in the Americas region for the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year, was driven by double-digit percentage sales declines in digital home, video, gaming and pointing devices, and by a single-digit sale decline in audio. These declines were offset in part by a double-digit percentage sales increase in desktop/keyboards during the three and six months ended September 30, 2012, compared to the same periods of the prior fiscal year, driven by strong demand for the Logitech Ultrathin Keyboard Cover for the iPad.  During the three months ended September 30, 2012, compared to the same period of the prior fiscal year, we experienced weakness in the United States, which was offset in part by improvement in Canada and Mexico.  During the six months ended September 30, 2012, the weakness in the United States was offset in part by improvement in Mexico.  Retail sell-through in the Americas region decreased 9% and 7% in the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year.

We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data. Although the sell-through data we obtain typically represents a majority of our retail sales, the customers supplying sell-through data vary by geographic region and from period to period. As a result of these limitations, sell-through data may not be an accurate indicator of actual consumer demand for our products.

Net Retail Sales by Product Category

Net retail sales by product category during the three and six ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change %	2012	2011	Change %

Retail - Pointing Devices	$122,490	$133,165	(8)%	$238,217	$254,915	(7)%
Retail - Keyboards & Desktops	130,806	109,325	20%	241,251	203,921	18%
Retail - Audio	109,831	126,967	(13)%	199,878	204,640	(2)%
Retail - Video	47,352	57,276	(17)%	84,232	106,862	(21)%
Retail - Gaming	47,302	47,836	(1)%	74,576	85,002	(12)%
Retail - Digital Home	18,698	27,166	(31)%	33,426	41,171	(19)%
Total net retail sales	$476,479	$501,735	(5)%	$871,580	$896,511	(3)%

Logitech’s pointing devices product category includes our mice, trackballs and other pointing devices. Keyboards and desktops (mouse and keyboard combined) include cordless and corded keyboards and desktops, and tablet keyboards. Audio includes headsets, unified communications products, and digital music products including docks, speakers, earphones, headphones, and Smart Radios. Our video product category is comprised of PC webcams and Alert video security systems. Gaming includes console, tablet, and PC gaming peripherals, including gaming mice and keyboards. The digital home product category combines our Harmony Remote controls and Logitech Revue with related peripherals. Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

In the first quarter of fiscal year 2013, we changed the product category classification for a number of our retail products, in order to include all of our gaming-related retail sales in the gaming product category. The product categories impacted by this change included pointing devices, audio and gaming. Products within the retail product categories as presented in the three and six months ended September 30, 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales.

Retail Pointing Devices

Retail sales of our pointing devices decreased 8% and 7% in the three and six months ended September 30, 2012, compared with the same period in the prior fiscal year, while retail units sold increased 2% and 1% during these periods. The primary weakness during the three and six months ended September 30, 2012, compared to the same periods of the prior fiscal year, was in our mid-priced and high-priced offerings which experienced double-digit declines, offset in part by single-digit growth in our low-priced offerings. Sales of all cordless mice decreased 4% and 6% in the three and six months ended September 30, 2012, while units sold increased 7% and 4% during the same period.  Corded mice sales decreased 14% and 10% and units sold decreased 3% and 5% in the three and six months ended September 30, 2012 compared with the same periods in the prior fiscal year.  In October 2012, we introduced several new products designed to enhance the touch and navigation capabilities of the new Windows 8 operating system.

Retail Keyboards and Desktops

Retail sales of keyboards and desktops increased 20% and 18% during the three and six months ended September 30, 2012, compared with the same periods in the prior fiscal year, while units sold increased 4% and 9% during these periods. The primary driver of this increase was from continued strong demand for the Logitech Ultrathin Keyboard Cover which experienced sales more than tripling during the three months ended September 30, 2012 and nearly tripling during the six months ended September 30, 2012, compared to the same periods in the prior fiscal year.  Sales of cordless keyboards and desktops increased 4% in sales and 8% in units while sales of corded keyboards and desktops decreased 10% in sales and 8% in units during the three months ended September 30, 2012, compared with the same period in the prior fiscal year.  Sales of cordless keyboards and desktops increased 13% in sales and 22% in units while sales of corded keyboards and desktops decreased 11% in sales and 6% in units during the six months ended September 30, 2012, compared with the same period in the prior fiscal year.

Retail Audio

Retail audio sales decreased 13% and 2% in the three and six months ended September 30, 2012 compared with the same periods in the prior fiscal year, while retail units sold decreased 8% and 1% during these periods.  The decrease during the three months ended September 30, 2012, compared to the same period of the prior fiscal year, was driven by double-digit sales declines in our PC speaker, PC headset and speaker dock categories.  The sales decline in PC-related products is consistent with the decline in our other PC categories, while the decline in speaker docks is consistent with our product development efforts focusing on wireless speakers for smartphones and tablets rather than speaker docks. These declines were offset in part by strong initial sales from our new wireless speakers including Logitech Mini Boombox, which we began shipping in the latter part of fiscal year 2012, and from Logitech UE Mobile Boombox and Logitech UE Boombox, both of which began shipping late in the current quarter.  We also had strong initial sales from our new Logitech UE products which were initially available exclusively through Apple stores. The sales decrease during the six months ended September 30, 2012, compared to the same period of the prior fiscal year, was primarily from a single-digit decline in PC speakers and from a double-digit decline in speaker docks. These declines were partially offset by initial sales success from new products including Logitech Mini Boombox, Logitech UE Mobile Boombox and Logitech UE Boombox and from new Logitech UE products initially available exclusively through Apple stores.

Retail Video

Retail sales of our video products declined 17% and 21% in the three and six months ended September 30, 2012 compared with the same periods in the prior fiscal year, while retail units sold decreased 21% and 19% during these periods. The sales decrease was mainly due to weakness in our webcam product line, which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. We expect future sales of our USB cable connected consumer webcams in the consumer market to continue declining, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We are enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam. For example, we experienced strong growth in the high-end category driven by the Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype, and from Logitech BCC950 Conference Cam for the enterprise market.

Retail Gaming

Retail sales of our gaming peripherals declined 1% and 12% in the three and six months ended September 30, 2012 compared with the same periods in the prior fiscal year, while retail units sold increased 10% during these periods.  The decrease during both periods was from console gaming sales which declined by 85% in sales and 67% in units during the three months ended September 30, 2012 and by 89% in sales and 75% in units during the six months ended September 30, 2012.  In contrast, PC gaming sales increased by 12% in sales and 17% in units during the three months ended September 30, 2012 and declined by 1% in sales and increased by 17% in units during the six months ended September 30, 2012.  The improvement in PC gaming sales during the current quarter was driven by gaming mice, particularly from strong sales of Logitech G600 MMO Gaming Mouse, and by gaming headsets. The difference between the decline in PC gaming sales and the increase in units during the six months ended September 30, 2012 reflects a mix shift away from steering wheels to lower-priced mice, keyboards and gamepads.

Retail Digital Home

Retail sales of our digital home category, which includes Harmony remotes and our discontinued Google TV peripherals, decreased 31% and 19% in the three and six months ended September 30, 2012, compared with same periods in the prior fiscal year, while retail units sold decreased 41% and 22% during these periods. Sales of Harmony remotes declined 14% in dollars and declined 31% in units in the three months ended September 30, 2012, compared with same period in the prior fiscal year.  For the six months ended September 30, 2012, Harmony remotes declined 12% in dollars and 15% in units in the six months ended September 30, 2012, compared with same period in the prior fiscal year.  We recently released two significant digital home products, Logitech TV Cam HD with built-in Skype capability during the three months ended September 30, 2012, and our long-awaited Harmony Touch remote control in October 2012, which features an intuitive, color touch-screen enabling users the ability to personalize their screens.

Gross Profit

Gross profit for the three and six months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Net sales	$547,693	$589,204	(7)%	$1,016,297	$1,069,645	(5)%
Cost of goods sold	351,698	390,783	(10)%	676,050	745,617	(9)%
Gross profit	$195,995	$198,421	(1)%	$340,247	$324,028	5%
Gross margin	35.8%	33.7%		33.5%	30.3%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The improvement in gross margin for the three months ended September 30, 2012, compared with the same period of the prior fiscal year, was primarily a result of tight management of channel pricing programs and a variety of efficiency improvements in our global supply chain process, offset in part by the negative impact of a weaker euro.  The improvement in gross margin for the six months ended September 30, 2012, compared with the same period of the prior fiscal year, primarily resulted from a $34.1 million valuation adjustment to cost of goods sold which occurred during the three months ended June 30, 2011, from the improvements to our channel pricing programs and global supply chain process, offset in part by the negative impact of a weaker euro.  The $34.1 million valuation adjustment reflected the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. The gross margin for the six months ended September 30, 2012 was also negatively impacted by $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the restructuring, a provision for a patent dispute which was settled during the current quarter, typical sales seasonality, and changes in our product mix.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Marketing and selling	$110,522	$107,446	3%	$211,419	$207,239	2%
% of net sales	20%	18%		21%	19%
Research and development	38,019	39,491	(4)%	76,947	79,472	(3)%
% of net sales	7%	7%		8%	7%
General and administrative	25,980	27,989	(7)%	58,460	58,854	(1)%
% of net sales	5%	5%		6%	6%
Restructuring charges	(2,671)	—	100%	28,556	—	100%
% of net sales	0%	0%		3%	0%
Total operating expenses	$171,850	$174,926	(2)%	$375,382	$345,565	9%

The increase in total operating expenses as a percentage of net sales was primarily due to the restructuring plan initiated in April 2012, which resulted in net of $28.6 million in expenses incurred during the six months ended September 30, 2012.

Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros, and, to a lesser extent, 28 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. We refer to our operating expenses excluding the impact of foreign currency exchange rates as constant dollar operating expenses. Constant dollar operating expenses are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating prior period operating expenses in each local currency at the current period’s average exchange rate for that currency.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expense increased 3% and 2% in the three and six months ended September 30, 2012 compared with the same periods of the prior fiscal year, primarily from the product design, advertising, consulting and marketing expenses associated with the launch of new products.  These increases were substantially offset by decreases in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce resulting from our recent restructuring plan initiated in the first quarter of fiscal year 2013.

If foreign currency exchange rates had been the same in the three months ended September 30, 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been an increase of 7% instead of 3%.  If foreign currency exchange rates had been the same in the six months ended September 30, 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been an increase of 6% instead of 2%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced a 4% and 3% decrease in research and development expense during the three and six months ended September 30, 2012, compared with the same periods of the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plan.

If foreign currency exchange rates had been the same in the three months ended September 30, 2012 and 2011, the percentage change in constant dollar research and development expense would have been a less than 1% decrease instead of a 4% decrease.  For the six months ended September 30, 2012 and 2011, the percentage change in constant dollar research and development expense would have been a less than 1% decrease instead of a 3% decrease.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense decreased by 7% from the three months ended September 30, 2011 to 2012, primarily from the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plan.

General and administrative expense decreased by 1% from the six months ended September 30, 2011 to 2012, primarily from the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plan, offset in part by the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters.

If foreign currency exchange rates had been the same in the three months ended September 30, 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been a decrease of 4% instead of 7%. If foreign currency exchange rates had been the same in the six months ended September 30, 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been an increase of 2% instead of a decrease of 1%.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with the restructuring plan initiated in April 2012. The restructuring plan reduced our worldwide non-direct-labor workforce by approximately 340 employees.  During the current quarter, we incurred a $3.8 million credit in termination benefits to affected employees due to the further refinement of estimates which were previously accrued during the three months ended June 30, 2012.  For the six months ended September 30, 2012, we incurred $24.8 million in termination benefits to affected employees under this plan. Termination benefits are calculated based on regional benefit practices and local statutory requirements.  In addition, we incurred legal, consulting, and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and six months ended September 30, 2012.  We also incurred $1.5 million in lease exit costs primarily related to costs associated with the closure of existing facilities during the six months ended September 30, 2012. We believe we will complete the restructuring plan during fiscal year 2013, and will incur additional pre-tax restructuring charges related to employee termination costs, lease exit costs, and other associated costs of less than $3 million during the remaining six months of fiscal year 2013.

The following table summarizes restructuring-related activities during the three and six months ended September 30, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Balance at September 30, 2012	$5,786	$3,494	$1,468	$824

Interest Income, Net

Interest income and expense for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Interest income	$495	$601	(18)%	$1,227	$1,291	(5)%
Interest expense	(342)	—	100%	(690)	—	100%
Interest income, net`	$153	$601	(75)%	$537	$1,291	(58)%

The changes in interest income for the three and six months ended September 30, 2012 compared with the same period in the prior fiscal year primarily resulted from lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012.

Interest expense for the three and six months ended September 30, 2012 represents commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income (Expense), Net

Other income and expense for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Foreign currency exchange gain (loss), net	$(937)	$(1,053)	(11)%	$(1,608)	$(713)	126%
Gain on sale of property and plant	—	—	0%	—	4,904	(100)%
Investment income (loss) related to deferred compensation plan	510	(716)	(171)%	99	(528)	(119)%
Gain on sale of investments	—	—	100%	831	—	100%
Other, net	(82)	6	(1467)%	10	(235)	(104)%
Other income (expense), net	$(509)	$(1,763)	(71)%	$(668)	$3,428	(119)%

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

The $4.9 million gain on sale of property and plant for the six months ended September 30, 2011 relates to the sale of an unused manufacturing facility in China.

Investment income (loss) for the three and six months ended September 30, 2012 and 2011 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the six months ended September 30, 2012, we sold the remaining two of our available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Provision for (benefit from) income taxes	$(31,076)	$4,888	$(37,986)	$(4,657)
Effective income tax rate	(130.6)%	21.9%	107.7%	27.7%

The provision for (benefit from) income taxes consists of income and withholding taxes.  We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets.

On April 25, 2012, we announced a restructuring plan to simplify our organization, to better align costs with our current business, and to free up resources to pursue growth opportunities.  A majority of the restructuring was completed during the three months ended June 30, 2012.  Remaining restructuring not completed during the three months ended September 30, 2012 will be completed in the remainder of the fiscal year.  In determining the annual effective tax rate, the restructuring was treated as a discrete event as it was significantly unusual and infrequent in nature.  As such, restructuring-related charges and costs were excluded from ordinary income in determining the annual effective tax rate.  The tax benefit associated with the restructuring is approximately $0.2 million.

The income tax benefit for the three months ended September 30, 2012 was $31.1 million based on an effective income tax rate of 130.6% of pre-tax income.  For the three months ended September 30, 2011, the income tax provision was $4.9 million based on an effective income tax rate of 21.9% of pre-tax income.  For the six months ended September 30, 2012 and September 30, 2011, the income tax benefit was $38.0 million and $4.7 million based on an effective income tax rate of 107.7% and 27.7% of pre-tax loss.  The change in the effective income tax rate for the three and six months ended September 30, 2012 compared with the same periods in fiscal year 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a discrete tax benefit of $32.1 million in the three months ended September 30, 2012 primarily related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

As of September 30 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $107.6 million and $143.3 million, of which $93.3 million and $125.4 million would affect the effective income tax rate if recognized.  The decline in unrecognized tax benefits associated with uncertain tax positions in the amount of $35.7 million is primarily due to $33.8 million from the settlement of income tax examinations in the United States with the remaining from the expiration of statutes of limitations.  We classified the unrecognized tax benefits as non-current income taxes payable.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2012, we had approximately $7.7 million and $7.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to 2000.  During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for our U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years.  We disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007.  On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process.  Subsequent to our acceptance of the RAR on July 12, 2012, we received the final letter from the IRS dated August 8, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2006 and 2007, we reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded $1.7 million tax provision from the proposed revised assessments, resulting in a net tax benefit of $32.1 million.

In addition, the IRS completed its field examination of our U.S. subsidiary for fiscal years 2008 and 2009 during the quarter.  We received NOPAs related to various domestic and international tax issues on August 15, 2012.  After the close of the fiscal quarter ended September 30, 2012, we received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, we estimate we will reverse $9.0 million of unrecognized tax benefits associated with uncertain tax positions and record a $5.5 million tax provision from the assessments, resulting in a net estimated tax benefit of $3.5 million.

We are also under examination and have received assessment notices in other tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our consolidated operating results.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  With the exception of the resolution of the IRS examinations, it is not possible at this time to reasonably estimate the decrease of the unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2012, our working capital was $353.1 million, compared with $576.7 million at March 31, 2012. The decrease in working capital over the prior year was primarily due to lower cash balances, which primarily resulted from a $133.5 million cash dividend payment.  This dividend was approved on September 5, 2012 by our shareholders at the Annual General Meeting of Shareholders.

During the six months ended September 30, 2012, we generated $9.1 million from operating activities. Our main sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization, and share-based compensation expense, and from an increase in accounts payables. These sources of operating cash flows were offset in part by an increase in accounts receivables and inventories and by a decrease in accrued liabilities during this period. Net cash used in investing activities was $33.6 million, primarily from $30.5 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from a $4.0 million investment in a privately-held company. Net cash used by financing activities was $215.0 million, primarily from the $133.5 million cash dividend payment and from the $90.0 million used to repurchase 8.6 million shares under our share buyback program, offset in part by $9.0 million in proceeds received from sale of shares upon exercise of options and purchase rights.

At September 30, 2012, we had cash and cash equivalents of $237.0 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 35% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 53% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at September 30, 2012.

The credit facility matures on October 31, 2016. We may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. Borrowings under the credit facility will accrue interest at a per annum rate based on LIBOR (London Interbank Offered Rate), or EURIBOR (Euro Interbank Offered Rate) in the case of loans denominated in euros, plus a variable margin determined quarterly based on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization for the preceding four-quarter period, plus, if applicable, an additional rate per annum intended to compensate the lenders for the cost of compliance with regulatory reserve requirements and other banking regulations. We also pay a quarterly commitment fee of 40% of the applicable margin on the available commitment. In connection with entering into the credit facility, we incurred non-recurring fees totaling $1.5 million, which are amortized on a straight-line basis over the term of the credit facility.

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of September 30, 2012, we were not in compliance with the adjusted equity ratio of this facility. This situation resulted from our $133.5 million cash dividend payment to our shareholders on September 18, 2012.  We believe that this is only a short-term situation.  Until we are in compliance with the covenants, this facility may not be available for our use.

This facility stipulates that, upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

We have credit lines with several European and Asian banks totaling $76.2 million as of September 30, 2012. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At September 30, 2012, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. We also have available credit lines related to corporate credit cards totaling $29.9 million as of September 30, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2012 and 2011 (dollars in thousands):

	September 30,
	2012	2011

Accounts receivable, net	$284,451	$294,691
Inventories	321,307	325,053
Working capital	353,064	555,111
Days sales in accounts receivable (DSO) (1)	47 days	45 days
Inventory turnover (ITO) (2)	4.4x	4.8x
Net cash provided by operating activities	$9,095	$1,634

(1)                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the six months ended September 30, 2012, we generated net cash of $9.1 million from operating activities, compared to $1.6 million for the same period in the prior fiscal year. The primary drivers of this increase includes net income of $2.7 million generated in the six months ended September 30, 2012 compared with a net loss of $12.2 million in the six months ended September 30, 2011, and from a $68.9 million increase in accounts payables.  These increases to operating activities were offset in part by a $58.3 million increase in accounts receivables, a $30.7 million increase in inventories, a $7.3 million increase in other assets, and from a $9.5 million decrease in accrued liabilities.

DSO for the current quarter increased by 2 days compared with the same period of the prior fiscal year primarily from higher accounts receivable balance due to decreased cash collections.  Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the six months ended September 30, 2012 and 2011 decreased due to higher inventory levels between the two periods.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Six months ended September 30,
	2012	2011

Purchases of property, plant and equipment	$(30,522)	$(20,921)
Acquisition, net of cash acquired	—	(18,814)
Investment in privately-held company	(3,970)	—
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	—
Purchases of trading investments	(1,648)	(4,536)
Proceeds from sale of trading investments	1,638	4,522
Net cash used in investing activities	$(33,585)	$(34,845)

Our expenditures for property, plant and equipment during the six months ended September 30, 2012 and 2011 were principally normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

During the second quarter of fiscal year 2013, we invested $4.0 million in a privately-held company in exchange for convertible preferred stock.  We account for this investment under the cost method of accounting since we have less than a 20% ownership interest and we lack the ability to exercise significant influence over the operating and financial policies of the investee.

Proceeds from the sale of property and plant were related to the sale of an unused manufacturing facility in China in the six months ended September 30, 2011.

During the six months ended September 30, 2012, we sold our two remaining available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive income.

The purchases and sales of trading investments in the six months ended September 30, 2012 and 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2012 and 2011 (in thousands):

	Six months ended September 30,
	2012	2011

Cash dividend payment	$(133,462)	$—
Purchase of treasury shares	(89,955)	(73,134)
Proceeds from sale of shares upon exercise of options and purchase rights	9,008	9,764
Tax withholdings related to net share settlements of RSUs	(635)	(185)
Excess tax benefits from share-based compensation	22	30
Net cash used in financing activities	$(215,022)	$(63,525)

	Six months ended September 30,
	2012	2011

Number of shares repurchased	8,600	7,609
Value of shares repurchased	$89,955	$73,134
Average price per share	$10.46	$9.61

On September 5, 2012, our shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012.  Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012.

During the six months ended September 30, 2012, we repurchased 8.6 million shares for $90.0 million under the Company’s amended September 2008 buyback program, compared with the six months ended September 30, 2011, during which we repurchased 7.6 million shares for $73.1 million. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

Cash of $9.0 million and $9.8 million was provided during the six months ended September 30, 2012 and 2011 from the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $0.6 million and $0.2 million in cash in the six month periods ended September 30, 2012 and 2011.

Cash Outlook

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, or to acquire or invest in complementary businesses, products, services, and technologies.

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at September 30, 2012.  As of September 30, 2012, we were not in compliance with the adjusted equity ratio of this facility. This situation resulted from our $133.5 million cash dividend payment to our shareholders on September 18, 2012.  We believe that this is only a short-term situation.  Until we are in compliance with the covenants, this facility may not be available for our use.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. In fiscal year 2012, we repurchased 7.6 million shares for $73.1 million under the September 2008 program. Under the amended September 2008 program, we repurchased 9.9 million shares for $82.9 million in fiscal year 2012 and 8.6 million shares for $90.0 million in the three months ended June 30, 2012. As of September 30, 2012, the approved amount remaining under the amended September 2008 program was $4.4 million. On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares are expected to be legally cancelled during the third quarter of fiscal year 2013.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to 2000.  During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for our U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years.  We disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007.  On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process.  Subsequent to our acceptance of the RAR on July 12, 2012, we received the final letter from the IRS dated August 8, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2006 and 2007, we reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded $1.7 million tax provision from the proposed revised assessments, resulting in a net tax benefit of $32.1 million.

In addition, the IRS completed its field examination of our U.S. subsidiary for fiscal years 2008 and 2009 during the quarter.  We received NOPAs related to various domestic and international tax issues on August 15, 2012.  After the close of the fiscal quarter ended September 30, 2012, we received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, we estimate we will reverse $9.0 million of unrecognized tax benefits associated with uncertain tax positions and record a $5.5 million tax provision from the assessments, resulting in a net estimated tax benefit of $3.5 million.

We are also under examination and have received assessment notices in other tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our consolidated operating results.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  With the exception of the resolution of the IRS examinations, it is not possible at this time to reasonably estimate the decrease of the unrecognized tax benefits within the next twelve months.

On April 25, 2012, we announced a restructuring plan to reduce operating costs and improve financial results. We estimate completing the restructuring plan during fiscal year 2013 and incurring additional pre-tax restructuring charges related to employee termination costs and other associated costs of less than $3 million during the remaining six months of fiscal year 2013.

Our other contractual obligations and commitments which require cash are described in the following sections.

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $196.1 million in fiscal year 2012. During the six months ended September 30, 2012, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid during the current quarter) out of retained earnings, and by share repurchases during this period. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.  However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances, credit lines and credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

As of September 30, 2012, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at September 30, 2012 (in thousands):

September 30, 2012

Operating leases	$104,275
Purchase commitments - inventory	166,212
Purchase obligations - capital expenditures	19,000
Purchase obligations - operating expenses	66,402
Income taxes payable - non-current	105,128
Obligation for deferred compensation	14,950
Pension and post-employment obligations	38,174
Other long-term liabilities	12,511
Total contractual obligations and commitments	$526,652

Operating Leases

We lease facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of September 30, 2012 were $1.9 million.

Purchase Commitments

At September 30, 2012, we have fixed purchase commitments of $166.2 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by December 2012. We also had commitments of $66.4 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $19.0 million at September 30, 2012, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At September 30, 2012, we had $105.1 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $137.3 million in non-current taxes payable as of March 31, 2012.   The decline in income tax liability associated with uncertain tax positions in the amount of $32.2 million is primarily due to $30.3 million from the closure of income tax examinations in the United States with the remaining from the expiration of statutes of limitations.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to 2000.  During fiscal year 2012, the IRS (U.S. Internal Revenue Service) completed its field examinations of tax returns for our U.S. subsidiary for fiscal years 2006 and 2007, and issued NOPAs (notices of proposed adjustment) related to international tax issues for those years.  We disagreed with the NOPAs and contested through the administrative process for the IRS claims regarding 2006 and 2007.  On July 2, 2012, the IRS issued an RAR (Revenue Agent’s Report) for fiscal years 2006 and 2007 proposing revised assessments resulting from the administrative process.  Subsequent to our acceptance of the RAR on July 12, 2012, we received the final letter from the IRS dated August 8, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2006 and 2007, we reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded $1.7 million tax provision from the proposed revised assessments, resulting in a net tax benefit of $32.1 million.

In addition, the IRS completed its field examination of our U.S. subsidiary for fiscal years 2008 and 2009 during the quarter.  We received NOPAs related to various domestic and international tax issues on August 15, 2012.  After the close of the fiscal quarter ended September 30, 2012, we received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, we estimate we will reverse $9.0 million of unrecognized tax benefits associated with uncertain tax positions and record a $5.5 million tax provision from the assessments, resulting in a net estimated tax benefit of $3.5 million.

We are also under examination and have received assessment notices in other tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our consolidated operating results.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  With the exception of the resolution of the IRS examinations, it is not possible at this time to reasonably estimate the decrease of the unrecognized tax benefits within the next twelve months.

Obligation for Deferred Compensation

At September 30, 2012, we had $15.0 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Pension and Post-Employment Obligations

At September 30, 2012, we had $38.2 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At September 30, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary and third-party contract manufacturers under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of September 30, 2012, $2.6 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $3.7 million as of September 30, 2012. As of September 30, 2012, $2.0 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $36.9 million as of September 30, 2012. As of September 30, 2012, $10.0 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies some of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2012. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend.  On September 28, 2012, the Court approved a stipulation and proposed order submitted by the parties dismissing the case with prejudice.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.  The parties subsequently finalized the settlement.

In addition, from time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business.  The Company is currently subject to several such claims and a small number of legal proceedings.  The Company believes that these matters lack merit and intends to vigorously defend against them.  Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.  Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Taiwanese dollar, Australian dollar, euro, British pound, Canadian dollar, Japanese Yen and Mexican peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive loss in shareholders’ equity.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2012. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Taiwanese dollar	U.S. dollar	$13,101	$(1,191)	$1,456
U.S. dollar	Australian dollar	12,560	(1,142)	1,396
Euro	British pound	9,235	(840)	1,026
Canadian dollar	U.S. dollar	3,331	(303)	370
Singapore dollar	U.S. dollar	2,607	(237)	290
Euro	Russian rouble	1,830	(166)	203
Euro	Romanian leu	572	(52)	64
Euro	U.S. dollar	(538)	49	(60)
Swiss franc	British pound	(644)	59	(72)
Euro	Norwegian krone	(676)	61	(75)
Euro	Hungarian forint	(739)	67	(82)
Euro	Swedish krona	(1,262)	115	(140)
Euro	Swiss franc	(1,594)	145	(177)
U.S. dollar	Swiss franc	(2,319)	211	(258)
Japanese yen	U.S. dollar	(5,043)	458	(560)
Mexican peso	U.S. dollar	(9,238)	840	(1,026)
Chinese renminbi	U.S. dollar	(63,324)	5,757	(7,036)
		$(42,141)	$3,831	$(4,681)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts.  At September 30, 2012, net liabilities held in USD totaled $63.3 million.  We continue to evaluate the level of net liabilities held in USD relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

We enter into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated.  If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of September 30, 2012, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $94.5 million (€73.0 million). Deferred unrealized gains of $0.3 million are recorded in accumulated other comprehensive loss at September 30, 2012, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $3.0 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of September 30, 2012 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. We may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2012 relating to foreign currency receivables or payables were $25.6 million. Open forward contracts as of September 30, 2012 consisted of contracts in euros to sell British pounds, contracts in Australian dollars to purchase U.S. dollars and contracts in Taiwanese dollars to sell U.S. dollars at future dates at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2012 were $11.5 million. Swap contracts outstanding at September 30, 2012 consisted of contracts in Mexican pesos and Japanese Yen. Unrealized net losses on the contracts outstanding at September 30, 2012 was immaterial.

If the U.S. dollar had appreciated by 10% at September 30, 2012 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.5 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $13.6 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities.  We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2012 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 23, 2011, a class action complaint was filed against Logitech International S.A. and certain of its officers in the United States District Court for the Southern District of New York on behalf of individuals who purchased Logitech shares between October 28, 2010 and April 1, 2011. The complaint relates to Logitech’s disclosure on March 31, 2011 that its results for fiscal year 2011 would fall below expectations and seeks unspecified monetary damages and other relief against the defendants. The action was transferred to the United States District Court for the Northern District of California on July 28, 2011. The California Court appointed a lead plaintiff on October 27, 2011. The plaintiff filed an amended complaint on January 9, 2012 which expanded the alleged class period to between October 28, 2010 and September 22, 2011. On July 13, 2012, the California Court granted defendants’ motion to dismiss the amended complaint, with leave to amend. On September 28, 2012, the Court approved a stipulation and proposed order submitted by the parties dismissing the case with prejudice.

On July 15, 2011, a complaint was filed against Logitech International S.A. and two of its subsidiaries in the United States District Court for the Central District of California by Universal Electronics, Inc. (UEI). On November 3, 2011, the Company filed a counter suit against UEI. On July 18, 2012, Logitech and UEI signed a nonbinding settlement and license agreement term sheet, and the District Court thereafter dismissed the suits without prejudice to the right, upon good cause shown within 60 days, to reopen the action if a settlement is not consummated.  The parties subsequently finalized the settlement.

In addition, from time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business.  The Company is currently subject to several such claims and a small number of legal proceedings.  The Company believes that these matters lack merit and intends to vigorously defend against them.  Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors.  Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

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

We believe sales of our PC (personal computer) peripherals in our mature markets may continue to decline, and that our future growth will depend on our new product categories and sales in emerging market geographies, and if we do not successfully execute on our growth opportunities, or if our sales of PC peripherals in mature markets are less than we expect, our operating results could be adversely affected.

We have historically targeted peripherals for the PC platform. Consumer demand for PCs is decelerating in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, and we believe consumer demand for PCs and peripherals in mature markets is slowing and potentially may decline in future years. In fiscal year 2012, we experienced weak consumer demand for our remotes and PC webcams in our Americas and EMEA regions, which adversely affected our financial performance. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 8% and 9% of total revenues in the fiscal years ended March 31, 2012 and 2011 and 7% in the six months ended September 30, 2012.

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

Emerging Markets. We believe that the world’s emerging markets, such as China, India, Russia and Brazil, will, for the next several years, be the high growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets declines or does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

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

In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft Corporation, Apple Inc., Cisco, Sony Corporation, Polycom and others, have greater financial, technical, sales, marketing and other resources than we have.

Microsoft and Apple are leading producers of operating systems, hardware and applications with which our mice, keyboards and other peripherals are designed to operate. In addition, Microsoft and Apple each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft and Apple each may be able to improve the functionality of its own peripherals to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft and Apple with significant lead-time advantages. In addition, Microsoft and Apple may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Consumer Computing Platforms (Pointing Devices, Keyboards and Desktops). Microsoft is our main competitor in the mice, keyboard and desktop product lines. Our products also compete against those produced by Apple for its computing platforms. In addition, we experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially further impact our market share.

Audio. Competitors in audio devices vary by product line. In the PC, mobile entertainment and communication platform speaker business, competitors include Plantronics, Inc., Altec Lansing LLC., Creative Labs, Inc. and Bose Corporation. In the PC headset and microphone business, our main competitors include Plantronics and Altec Lansing. We have increased our focus, as well as our product development and marketing investment, on products for the consumption of digital music as a future sales growth area. Our competitors for products such as earbuds, earphones and mobile speakers include brands such as Skull Candy, Beats by Dre, and Jawbone, each of which have higher consumer recognition and retailer shelf space in digital music than we do. Our Smart Radios for digital music compete with systems from several small competitors as well as larger established consumer electronics companies, like Sony and Royal Philips Electronics.

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

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, foreign currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Android phones and tablets, Sony PlayStation, and Nintendo Wii. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better than our products in connection with those platforms. Our access to these third-party platforms can be withdrawn, denied or not be available on terms acceptable to us. Moreover, as we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

•      lack of infrastructure or services necessary or appropriate to support our products and services;

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

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management’s assessment of matters such as whether we will be able to realize deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

We file Swiss and foreign tax returns. We are frequently subject to tax audits, examinations and assessments in various jurisdictions.  A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income could be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table presents certain information related to purchases made by Logitech of its equity securities during the six months ended September 30, 2012 (in thousands, except per share amounts):

				Approximate
	Total Number of			Dollar Value of
	Shares Purchased			Shares That May
	as Part of Publicly			Yet Be Purchased
	Announced	Average Price Paid Per Share		Under the
Period	Program	in USD	in CHF	Program

April 2012	800	9.90	8.99	$86,332
May 2012	7,425	10.52	9.73	8,245
June 2012	375	10.16	9.73	4,435
July 2012	—	—	—	4,435
August 2012	—	—	—	4,435
September 2012	—	—	—	4,435
Total	8,600

During the six months ended September 30, 2012, the following approved share buyback program was in place (in thousands):

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	482	$4,435
September 2008	8,344	$250,000	August 2013	—	—	—

(1)

Represents an estimate of the number of shares remaining to be repurchased, calculated based on the $4.4 million amount remaining to repurchase as of September 30, 2012, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1 **	Logitech International S.A. 2006 Stock Incentive Plan (previously filed as Appendix A on DEFA 14A filed with the SEC on August 10, 2012, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ***	XBRL Taxonomy Definition Linkbase Document

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

November 5, 2012