Form 10-Q
period 2012-12-31
LOGITECH INTERNATIONAL SA
filed 2013-02-05
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were 158,003,097 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$614,500	$714,596	$1,630,797	$1,784,241
Cost of goods sold	404,402	455,922	1,080,452	1,201,539
Gross profit	210,098	258,674	550,345	582,702
Operating expenses:
Marketing and selling	112,698	116,313	324,117	323,552
Research and development	40,393	41,911	117,340	121,383
General and administrative	26,382	30,673	84,842	89,527
Goodwill impairment	211,000	—	211,000	—
Restructuring charges (credits), net	(358)	—	28,198	—
Total operating expenses	390,115	188,897	765,497	534,462
Operating income (loss)	(180,017)	69,777	(215,152)	48,240
Interest income, net	114	917	651	2,208
Other income (expense), net	(3,670)	6,713	(4,338)	10,141
Income (loss) before income taxes	(183,573)	77,407	(218,839)	60,589
Provision for (benefit from) income taxes	11,370	22,074	(26,616)	17,417
Net income (loss)	$(194,943)	$55,333	$(192,223)	$43,172

Net income (loss) per share:
Basic	$(1.24)	$0.32	$(1.21)	$0.24
Diluted	$(1.24)	$0.32	$(1.21)	$0.24

Shares used to compute net income (loss) per share:
Basic	157,706	173,003	158,383	176,414
Diluted	157,706	173,656	158,383	177,201

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income (loss)	$(194,943)	$55,333	$(192,223)	$43,172

Other comprehensive income (loss):
Foreign currency translation	(321)	(5,854)	(1,617)	(10,677)

Defined benefit pension plan adjustments during the period:
Foreign currency exchange rate changes	(389)	535	7,531	420
Amortization included in net income (loss):
Transition obligation for the period	1	1	3	3
Prior service cost for the period	39	37	115	114
Net actuarial loss for the period	271	210	950	669
Pension liability adjustments, net of tax	(78)	783	8,599	1,206

Deferred hedging gain (loss)	1,359	(3,083)	(2,902)	8,834
Less: reclassification adjustment for gain (loss) included in net income (loss)	1,137	(1,672)	(440)	2,345
Net deferred hedging gain (loss)	222	(1,411)	(2,462)	6,489

Unrealized losses on investment recognized in earnings	—	(68)	—	(68)
Reversal of unrealized gains previously recognized in accumulated other comprehensive income (loss)	—	—	(343)	—
Net change in accumulated other comprehensive income (loss)	(177)	(6,550)	4,177	(3,050)
Total comprehensive income (loss)	$(195,120)	$48,783	$(188,046)	$40,122

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNADUITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$321,999	$478,370
Accounts receivable, net	264,589	223,104
Inventories	277,477	297,072
Other current assets	59,808	65,990
Assets held for sale	17,697	—
Total current assets	941,570	1,064,536
Non-current assets:
Property, plant and equipment, net	89,128	94,884
Goodwill	345,313	560,523
Other intangible assets, net	35,033	53,518
Other assets	78,021	83,033
Total assets	$1,489,065	$1,856,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$339,283	$301,111
Accrued liabilities	204,528	186,680
Liabilities held for sale	2,020	—
Total current liabilities	545,831	487,791
Non-current liabilities	186,663	218,462
Total liabilities	732,494	706,253

Commitments and contingencies

Shareholders’ equity:
Shares, par value CHF 0.25 - 173,106 issued and authorized and 50,000 conditionally authorized at December 31, 2012 and 191,606 issued and authorized at March 31, 2012 and 50,000 conditionally authorized at March 31, 2012	30,148	33,370
Additional paid-in capital	—	—
Less: shares in treasury, at cost, 15,113 at December 31, 2012 and 27,173 at March 31, 2012	(200,514)	(343,829)
Retained earnings	1,018,689	1,556,629
Accumulated other comprehensive loss	(91,752)	(95,929)
Total shareholders’ equity	756,571	1,150,241
Total liabilities and shareholders’ equity	$1,489,065	$1,856,494

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(192,223)	$43,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,861	35,201
Amortization of other intangible assets	17,914	20,209
Goodwill impairment	211,000	—
Investment impairment in privately-held company	3,600	—
Inventory valuation adjustment	—	34,074
Share-based compensation expense	18,659	23,380
Gain on disposal of property and plant	—	(4,904)
Gain on sale of available-for-sale securities	(831)	(6,118)
Excess tax benefits from share-based compensation	(26)	(33)
Deferred income taxes and other	9,398	(998)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(41,310)	(63,092)
Inventories	1,444	(35,720)
Other assets	(2,201)	(11,853)
Accounts payable	39,673	81,973
Accrued liabilities	5,238	38,877
Net cash provided by operating activities	104,196	154,168
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,737)	(31,417)
Acquisition, net of cash acquired	—	(18,814)
Investment in privately-held company	(3,970)	—
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	6,550
Purchases of trading investments for deferred compensation plan	(2,294)	(5,577)
Proceeds from sales of trading investments for deferred compensation plan	2,309	5,520
Net cash used in investing activities	(42,775)	(38,834)
Cash flows from financing activities:
Payment of cash dividends	(133,462)	—
Purchases of treasury shares	(89,955)	(73,134)
Proceeds from sale of shares upon exercise of options and purchase rights	8,843	9,852
Tax withholdings related to net share settlements of restricted stock units	(1,995)	(890)
Excess tax benefits from share-based compensation	26	33
Net cash used in financing activities	(216,543)	(64,139)
Effect of exchange rate changes on cash and cash equivalents	(1,249)	(5,793)
Net increase (decrease) in cash and cash equivalents	(156,371)	45,402
Cash and cash equivalents at beginning of period	478,370	477,931
Cash and cash equivalents at end of period	$321,999	$523,333

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001
Total comprehensive income	—	—	—	—	—	43,172	(3,050)	40,122
Purchase of treasury shares	—	—	—	7,609	(73,134)	—	—	(73,134)
Tax benefit from exercise of stock options	—	—	468	—	—	—	—	468
Shares issued for director services	—	—	(643)	(33)	844	—	—	201
Sale of shares upon exercise of options and purchase rights	—	—	(13,818)	(1,240)	34,373	(10,679)	—	9,876
Issuance of shares upon vesting of restricted stock units	—	—	(7,963)	(276)	7,073	—	—	(890)
Share-based compensation expense	—	—	22,862	—	—	—	—	22,862
December 31, 2011	191,606	$33,370	$906	18,493	$(294,863)	$1,546,661	$(81,568)	$1,204,506

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,556,629	$(95,929)	$1,150,241
Total comprehensive loss	—	—	—	—	—	(192,223)	4,177	(188,046)
Purchase of treasury shares	—	—	—	8,600	(89,955)	—	—	(89,955)
Tax benefit from exercise of stock options	—	—	(2,984)	—	—	—	—	(2,984)
Deferred tax asset adjustment related to share -based compensation expense	—	—	(4,272)	—	—	—	—	(4,272)
Deferred tax asset adjustment related to share-based compensation expense from prior years	—	—	6,320	—	—	(6,320)	—	—
Sale of shares upon exercise of options and purchase rights	—	—	3,508	(1,377)	41,646	(36,300)	—	8,854
Issuance of shares upon vesting of restricted stock units	—	—	(20,709)	(783)	18,767	—	—	(1,942)
Share-based compensation expense	—	—	18,137	—	—	—	—	18,137
Cash dividends						(133,462)		(133,462)
Cancellation of treasury shares	(18,500)	(3,222)		(18,500)	172,857	(169,635)		—
December 31, 2012	173,106	$30,148	$—	15,113	$(200,514)	$1,018,689	$(91,752)	$756,571

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Logitech International S.A. and its subsidiaries (“Logitech” or “the Company”). All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2012 included in its Annual Report on Form 10-K.

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

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income (loss).

In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no significant changes to the nature of the critical accounting policies, and no significant changes in the critical accounting estimates that were disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, except for Valuation of Long-Lived Assets described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.

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

Note 2 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share were as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$(194,943)	$55,333	$(192,223)	$43,172

Weighted average shares - basic	157,706	173,003	158,383	176,414
Effect of potentially dilutive share equivalents	—	653	—	787
Weighted average shares - diluted	157,706	173,656	158,383	177,201

Net income (loss) per share - basic	$(1.24)	$0.32	$(1.21)	$0.24
Net income (loss) per share - diluted	$(1.24)	$0.32	$(1.21)	$0.24

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

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 15,951,244 for the three months ended December 31, 2011, and 17,505,162 for the nine months ended December 31, 2011, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2012, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 ESPP, and 1.8 million shares under the 2012 Plan. On September 5, 2012, at the fiscal year 2012 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the 2006 Stock Incentive Plan, which included the increase of 7.3 million additional shares to be issued under this plan and to prohibit the repricing of options or stock appreciation rights. On October 25, 2012, the Company filed a registration statement to register the 7.3 million additional shares under the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Cost of goods sold	$704	$948	$2,101	$3,058
Share-based compensation expense included in gross profit	704	948	2,101	3,058
Operating expenses:
Marketing and selling	953	2,380	5,377	9,345
Research and development	2,430	1,802	6,018	5,364
General and administrative	1,135	1,797	5,163	5,613
Share-based compensation expense included in operating expenses	4,518	5,979	16,558	20,322
Total share-based compensation expense	5,222	6,927	18,659	23,380
Income tax provision (benefit)	(1,043)	70	(4,090)	(4,595)
Share-based compensation expense, net of income tax	$4,179	$6,997	$14,569	$18,785

Share-based compensation expense for the three and nine months ended December 31, 2012 includes a reduction of $0 and $2.2 million in expense applicable to employees terminated as a result of the restructuring plan announced in April 2012. As of December 31, 2012 and 2011, $0.2 million and $0.5 million of share-based compensation cost were capitalized in inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended December 31, 2012 and 2011 were $2.0 million and $2.5 million and for the nine months ended December 31, 2012 and 2011 were $6.6 million and $8.1 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Service cost	$1,770	$1,520	$5,371	$4,752
Interest cost	440	531	1,351	1,668
Expected return on plan assets	(378)	(277)	(996)	(930)
Amortization of net transition obligation	1	1	3	3
Amortization of net prior service cost	39	37	115	114
Recognized net actuarial loss	271	210	950	669
Settlement cost	—	—	2,254	—
Net periodic benefit cost	$2,143	$2,022	$9,048	$6,276

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates.  Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

In determining the annual effective tax rate, both the restructuring described in Note 13 and the goodwill impairment described in Note 7 were treated as discrete events as they were significantly unusual and infrequent in nature.  As such, related charges and costs were excluded from ordinary income in determining the annual effective tax rate.  The tax benefit associated with the restructuring is approximately $0.2 million.   There was no tax benefit associated with goodwill impairment as the goodwill is not tax-deductible.

The income tax provision for the three months ended December 31, 2012 was $11.4 million based on an effective income tax rate of 6.2% of pre-tax loss.  For the three months ended December 31, 2011, the income tax provision was $22.1 million based on an effective income tax rate of 28.5% of pre-tax income. The income tax benefit for the nine months ended December 31, 2012 was $26.6 million based on an effective income tax rate of 12.2% of pre-tax loss. For the nine months ended December 31, 2011, the income tax provision was $17.4 million based on an effective income tax rate of 28.7% of pre-tax income. The change in the effective income tax rate for the three and nine months ended December 31, 2012 compared with the same periods in fiscal year 2012 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and a discrete tax benefit of $32.1 million and $3.5 million during the fiscal quarter ended September 30, 2012 and December 31, 2012, respectively, related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013.  An estimated tax benefit of approximately $2.5 million from the extension of the Federal research tax credit will be reflected in the income tax provision in the quarter ending March 31, 2013.

As of December 31 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $102.5 million and $143.3 million, of which $89.2 million and $125.4 million would affect the effective income tax rate if recognized.  The decline in unrecognized tax benefits associated with uncertain tax positions in the amount of $40.8 million is primarily due to $42.8 million from the settlement of income tax examinations in the United States.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2012, the Company had approximately $6.8 million and $7.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 2000.  In the fiscal quarter ended September 30, 2012, the Company effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service).  The Company reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the proposed revised assessments as a result of the closure, resulting in a net tax benefit of $32.1 million.  There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

In addition, the IRS completed its field examination of the Company’s U.S. subsidiary for fiscal years 2008 and 2009 during the fiscal quarter ended September 30, 2012.  The Company received Notices of Proposed Adjustments related to various domestic and international tax issues on August 15, 2012 and subsequently, received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, the Company reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million.  There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

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

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2012 (in thousands):

	December 31, 2012	March 31, 2012
Accounts receivable, net:
Accounts receivable	$450,376	$376,917
Allowance for doubtful accounts	(2,368)	(2,472)
Allowance for returns	(23,509)	(24,599)
Allowances for cooperative marketing arrangements	(32,129)	(24,109)
Allowances for customer incentive programs	(55,488)	(42,262)
Allowances for pricing programs	(72,293)	(60,371)
	$264,589	$223,104
Inventories:
Raw materials	$33,408	$38,613
Work-in-process	4	73
Finished goods	244,065	258,386
	$277,477	$297,072
Other current assets:
Tax and value-added tax refund receivables	$18,292	$19,360
Deferred taxes	22,647	25,587
Prepaid expenses and other	18,869	21,043
	$59,808	$65,990
Property, plant and equipment, net:
Plant, buildings and improvements	$68,749	$48,555
Equipment	162,671	148,059
Computer equipment	43,989	40,353
Computer software	79,445	75,758
	354,854	312,725
Less: accumulated depreciation	(276,946)	(249,657)
	77,908	63,068
Construction-in-progress	8,343	28,968
Land	2,877	2,848
	$89,128	$94,884
Other assets:
Deferred taxes	$55,925	$61,358
Trading securities	15,135	14,301
Deposits and other	6,961	7,374
	$78,021	$83,033

In the three months ended June 30, 2011, an inventory valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the retail price of Logitech Revue.  The reduction in construction-in-progress balance from March 31, 2012 to December 31, 2012 was from leasehold improvement costs related to the new Americas headquarters which were placed into service during this period.

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2012 (in thousands):

	December 31, 2012	March 31, 2012
Accrued liabilities:
Accrued personnel expenses	$52,133	$42,809
Accrued marketing expenses	11,006	7,097
Indirect customer incentive programs	33,570	26,112
Accrued restructuring	917	—
Deferred revenue	21,778	19,358
Accrued freight and duty	11,624	11,376
Value-added tax payable	8,659	7,140
Accrued royalties	4,986	6,243
Warranty accrual	3,397	5,184
Non-retirement post-employment benefit obligations	4,490	4,129
Income taxes payable - current	4,554	6,047
Other accrued liabilities	47,414	51,185
	$204,528	$186,680
Non-current liabilities:
Income taxes payable - non-current	$100,358	$137,319
Obligation for deferred compensation	15,199	14,393
Defined benefit pension plan liability	34,435	39,337
Deferred rent	23,931	16,042
Other long-term liabilities	12,740	11,371
	$186,663	$218,462

Assets Held for Sale

During the third quarter of fiscal year 2013, the Company made a strategic decision to divest its remote controls and digital video security product categories by the end of calendar year 2013, both of which are included in the Company’s peripherals operating segment. This decision primarily resulted from the Company’s belief that these product categories would not make a meaningful contribution to improving either the Company’s growth or profitability because they are not critical to the Company’s plans for improved future performance. As a result, assets and liabilities of the remote controls and digital video security product categories have been classified as held for sale as of December 31, 2012. The components of assets and liabilities held for sale at December 31, 2012 were as follows:

December 31, 2012

Assets held for sale:
Inventory	$12,561
Property, plant and equipment, net	520
Goodwill	4,116
Other intangible assets, net	500
$17,697

Liabilities held for sale:
Warranty and other liabilities	$2,020
$2,020

Allowance for Doubtful Accounts

The following table presents the changes in the allowance for doubtful accounts during the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Allowance for doubtful accounts, beginning of period	$(2,239)	$(3,726)	$(2,472)	$(4,086)
Bad debt expense (credit)	(141)	267	48	313
Write-offs, net	12	399	56	713
Allowance for doubtful accounts, end of period	$(2,368)	$(3,060)	$(2,368)	$(3,060)

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy on a recurring basis (in thousands):

	December 31, 2012			March 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash and cash equivalents	$321,999	$—	$—	$478,370	$—	$—
Trading investments for deferred compensation plan:
Money market funds	3,319	—	—	3,383	—	—
Mutual funds	11,816	—	—	10,918	—	—
Available-for-sale securities:
Collateralized debt obligations	—	—	—	—	—	429
Foreign exchange derivative assets	—	518	—	—	658	—
Total assets at fair value	$337,134	$518	$—	$492,671	$658	$429

Foreign exchange derivative liabilities	$—	$1,088	$—	$—	$245	$—
Total liabilities at fair value	$—	$1,088	$—	$—	$245	$—

The following table presents the changes in the Company’s Level 3 financial assets for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Available-for-sale securities, beginning balance	$—	$1,695	$429	$1,695
Proceeds from sales of securities	—	(6,550)	(917)	(6,550)
Realized gain on sales of securities	—	6,050	831	6,050
Reversal of unrealized gains previously recognized in accumulated other comprehensive income	—	—	(343)	—
Available-for-sale securities, ending balance	$—	$1,195	$—	$1,195

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio currently consists of marketable securities (money market and mutual funds) related to a deferred compensation plan.

The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no stated intent to actively buy and sell securities with the objective of generating profits on short-term differences in market prices.  Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $15.1 million and $14.3 million as of December 31 and March 31, 2012, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains (losses) of $(0.1) million and $0.1 million are included in other income (expense), net for the three and nine months ended December 31, 2012 and relate to trading securities held at December 31, 2012.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on its consolidated balance sheets as of December 31 and March 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,	March 31,		December 31,	March 31,
	Location	2012	2012	Location	2012	2012

Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$24	$250	Other liabilities	$984	$—
		24	250		984	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	174	341	Other liabilities	31	148
Foreign exchange swap contracts	Other assets	320	67	Other liabilities	73	97
		494	408		104	245
		$518	$658		$1,088	$245

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended December 31, 2012 and 2011 and their locations on its consolidated statements of operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income immediately
	2012	2011	loss into income	2012	2011	immediately	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges	$222	$(1,411)	Cost of goods sold	$1,137	$(1,672)	Other income/expense	$70	$21
	222	(1,411)		1,137	(1,672)		70	21

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	122	(1,535)
Foreign exchange swap contracts	—	—		—	—	Other income/expense	744	227
	—	—		—	—		866	(1,308)

	$222	$(1,411)		$1,137	$(1,672)		$936	$(1,287)

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the nine months ended December 31, 2012 and 2011 and their locations on its consolidated statements of operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income immediately
	2012	2011	loss into income	2012	2011	immediately	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges	$(2,462)	$6,489	Cost of goods sold	$(440)	$2,345	Other income/expense	$242	$(237)
	(2,462)	6,489		(440)	2,345		242	(237)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(715)	(1,341)
Foreign exchange swap contracts	—	—		—	—	Other income/expense	1,179	(393)
	—	—		—	—		464	(1,734)

	$(2,462)	$6,489		$(440)	$2,345		$706	$(1,971)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases.  The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars.  The Company is currently hedging against a weaker euro relative to U.S. dollars in that entity.  The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the three and nine months ended December 31, 2012 and 2011. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $49.7 million (€37.7 million) and $54.9 million (€42.4 million) at December 31, 2012 and 2011. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2012 and March 31, 2012 relating to foreign currency receivables or payables were $38.6 million and $18.7 million. Open forward contracts as of December 31, 2012 consisted of contracts in euros to sell British pounds, contracts in Australian dollars to purchase U.S. dollars, contracts in Taiwanese dollars to sell U.S. dollars and contracts in Canadian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2012 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2012 and March 31, 2012 were $14.4 million and $22.4 million. Swap contracts outstanding at December 31, 2012 consisted of contracts in Mexican pesos and Japanese yen. Swap contracts outstanding at March 31, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese yen.

The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

During the second quarter of fiscal year 2013, the Company invested $4.0 million in a privately-held company in exchange for convertible preferred stock.  The Company accounts for this investment under the cost method of accounting since it has less than a 20% ownership interest and it lacks the ability to exercise significant influence over the operating and financial policies of the investee. The Company will periodically assess the investment for other-than-temporary impairment.  If it determines that an other-than-temporary impairment has occurred, it will write down this investment to its fair value. The Company will estimate fair value of this investment considering all available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.  During the third quarter of fiscal 2013, the Company performed an impairment assessment of this investment due to significant deterioration of its financial results and financial position, determining that an other-than-temporary impairment had occurred and, consequently recorded a $3.6 million investment impairment charge during this period.

Note 7 — Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test of each reporting unit as of December 31 and completes the assessment during its fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company-specific factors, including, but not limited to, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions.  The Company has two reporting units: peripherals and video conferencing. The allocation of assets and liabilities to each of its reporting units also involves judgment and assumptions.

The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2.  The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit.  The Company may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using an income approach employing both a discounted cash flow (“DCF”) and a market-based model.  The DCF model is based on projected cash flows from the Company’s most recent forecast (“assessment forecast”) developed in connection with each of its reporting units to perform the goodwill impairment assessment.  The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate (“CAGR”) during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast.  The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses.  The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of its reporting units to the respective revenue and earnings metrics of the Company’s reporting units.  To test the reasonableness of the fair values indicated by the income approach and the market-based approach, the Company also assess the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market’s price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach model require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss.  The Step 2 test measures the impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

The Company performed its annual goodwill impairment analysis of each of its reporting units as of December 31, 2012 using the income approach and market approach described above.  The Company chose not to perform the Step 0 test and to proceed directly to the Step 1 test. This assessment resulted in the Company determining that its peripherals reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by more than 75%.  By contrast, the video conferencing reporting unit failed the Step 1 test because the estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in the expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. These factors had an adverse effect on the Company’s recent video conferencing operating results and are anticipated to have an adverse effect on its future outlook. The Company was unable to fully complete the Step 2 analysis prior to filing of this Form 10-Q due to the complexities of determining the implied fair value of goodwill of its video conferencing reporting unit. Based on the work performed as of this filing date, the Company recorded a non-cash goodwill impairment charge estimate of $211.0 million related to its video conferencing reporting unit.  The accounting write down, which was performed as part of this annual impairment test, was required to reflect the carrying amount of the reporting unit had exceeded its implied fair value due to the slowdown in the enterprise video conferencing industry in recent quarters.

The video conferencing reporting unit encompasses the integrated operations of the Company’s acquisitions of SightSpeed Inc., LifeSize Communications, Inc., Paradial AS and Mirial S.r.l.

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

The following table summarizes the activity in the Company’s goodwill balance during the nine months ended December 31, 2012:

	Peripheral	Video Conferencing	Total
Balance at March 31, 2012	$220,860	$339,663	$560,523
Impairment		(211,000)	(211,000)
Foreign currency movements	78	(172)	(94)
	$220,938	$128,491	$349,429
Reclassified to Assets Held for Sale:
Goodwill - Digital Video Security and Remote Controls	(4,116)	—	(4,116)
Balance at December 31, 2012	$216,822	$128,491	$345,313

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2012			March 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,085	$(28,162)	$3,923	$32,104	$(26,095)	$6,009
Technology	91,904	(73,114)	18,790	91,954	(62,548)	29,406
Customer contracts	39,908	(27,088)	12,820	39,926	(21,823)	18,103
	$163,897	$(128,364)	$35,533	$163,984	$(110,466)	$53,518
Reclassified to Assets Held for Sale:
Trademark/tradename - Digital Video Security	(1,300)	1,300	—	—	—	—
Technology - Digital Video Security	(6,700)	6,200	(500)	—	—	—
Customer contracts - Digital Video Security	(200)	200	—	—	—	—
	$155,697	$(120,664)	$35,033	$163,984	$(110,466)	$53,518

Amortization expense for other intangible assets was $5.7 million and $6.7 million for the three months ended December 31, 2012 and 2011 and $17.9 million and $20.2 million for the nine months ended December 31, 2012 and 2011. The Company expects that amortization expense for the remaining three months of fiscal year 2013 will be $6.3 million, and annual amortization expense for fiscal years 2014, 2015 and 2016 will be $17.9 million, $9.1 million, $1.2 million and $0.5 million thereafter.

Note 8 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at December 31, 2012.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions.  As of December 31, 2012, the Company was in compliance with all covenants and conditions of this facility.

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

The Company had several uncommitted, unsecured bank lines of credit aggregating $76.8 million at December 31, 2012. There are no financial covenants or cross default provisions under these lines of credit with which the Company must comply. At December 31, 2012, the Company had no outstanding borrowings under these lines of credit. The Company also had available credit lines related to corporate credit cards totaling $30.2 million as of December 31, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at December 31, 2012 amounted to $102.4 million. In the nine months ended December 31, 2012, the Company recognized additional rent expense of $3.4 million, representing the fair value of future rent obligations on its former Americas headquarters, which are no longer used by the Company.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Asset retirement obligations, beginning of period	$1,870	$1,679	$1,918	$1,636
Liabilities incurred	63	27	63	65
Liabilities settled	(200)	(27)	(200)	(53)
Accretion expense	5	17	21	56
Foreign currency translation	32	(25)	(32)	(33)
Asset retirement obligations, end of period	$1,770	$1,671	$1,770	$1,671

Product Warranties

Certain of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Warranty liability, beginning of period	$4,243	$4,832	$5,184	$4,970
Provision for warranties issued during the period	5,251	5,218	13,942	14,630
Settlements made during the period	(5,258)	(4,687)	(14,890)	(14,237)
Less: Amount classified as Liabilities Held for Sale	(839)	—	(839)	—
Warranty liability, end of period	$3,397	$5,363	$3,397	$5,363

During the third quarter of fiscal year 2013, the Company determined that the warranty provision and settlement amounts previously reported for the first and second quarter of fiscal year 2013 were not properly stated.  The table below presents revised amounts along with amounts previously reported in its Form 10-Q for the first and second quarter of fiscal year 2013. These revisions have no impact on the previously reported consolidated statements of operations, consolidated balance sheet, or other consolidated financial statements.

	Three months ended		Three months ended
	June 30, 2012		September 30, 2012
	As Reported	As Revised	As Reported	As Revised

Warranty liability, beginning of period	$5,184	$5,184	$4,821	$4,821
Provision for warranties issued during the period	1,632	4,575	(215)	4,116
Settlements made during the period	(1,995)	(4,938)	(363)	(4,694)
Warranty liability, end of period	$4,821	$4,821	$4,243	$4,243

Purchase Commitments

At December 31, 2012, the Company had the following outstanding purchase commitments (in thousands):

December 31, 2012

Inventory purchases	$131,990
Operating expenses	63,986
Capital expenditures	18,608
Total purchase commitments	$214,584

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by March 2013. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At December 31, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of December 31, 2012, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $5.3 million as of December 31, 2012. As of December 31, 2012, $0.6 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $36.4 million as of December 31, 2012.  As of December 31, 2012, $9.9 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2012. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

From time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business.  The Company is currently subject to several such claims and a small number of legal proceedings.  The Company believes that these matters lack merit and intends to vigorously defend against them.  Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company’s business.

Note 10 — Shareholders’ Equity

Shares Outstanding

On September 5, 2012, the Company’s shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares were legally cancelled during the third quarter of fiscal year 2013, which decreased its treasury shares outstanding by this amount but also decreased its shares issued and outstanding from 191.6 million shares to 173.1 million shares.

Dividends

On September 5, 2012, the Company’s shareholders approved a cash dividend of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012.  Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012.

Share Repurchases

During the three and nine months ended December 31, 2012 and 2011, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). The amended September 2008 share buyback program enables the Company to repurchase shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	584	$4,435
September 2008	8,344	250,000	August 2013	—	—	—

(1) Represents an estimate of the number of shares remaining to be repurchased, calculated based on the amount of $4.4 million remaining to repurchase as of December 31, 2012, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date.

During the three and nine months ended December 31, 2012 and 2011, the Company repurchased shares under these programs as follows (in thousands):

	Shares Repurchased		Three Months ended December 31, (1)				Nine Months ended December 31,
Date of	Program to date		2012		2011		2012		2011
Announcement	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

September 2008 - amended	18,500	$172,857	—	$—	—	$—	8,600	$89,955	—	$—
September 2008	7,609	73,134	—	—	—	—	—	—	7,609	73,134
	26,109	$245,991	—	$—	—	$—	8,600	$89,955	7,609	$73,134

(1) Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2012	March 31, 2012

Foreign currency translation	$(68,470)	$(66,854)
Pension liability adjustments, net of tax of $752 and $752	(20,764)	(29,362)
Unrealized gain on investments	—	343
Net deferred hedging losses	(2,518)	(56)
	$(91,752)	$(95,929)

Note 11 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011 (*)	2012	2011 (*)

Peripherals
Retail - Pointing Devices	$153,921	$171,920	$392,274	$427,031
Retail - PC Keyboards & Desktops	110,671	117,507	302,299	302,840
Retail - Tablet Accessories	39,398	17,976	89,021	36,565
Retail - Audio - PC	75,366	92,766	214,158	238,932
Retail - Audio - Wearables & Wireless	23,577	23,233	57,284	39,071
Retail - Video	51,664	58,343	138,276	166,370
Retail - PC Gaming	45,111	56,177	118,567	129,839
Retail - Remotes	30,094	39,706	60,260	74,105
Retail - Other	12,586	53,245	41,829	112,632
OEM	35,300	45,527	108,693	144,966
Total Peripherals	577,688	676,400	1,522,661	1,672,351
Video Conferencing	36,812	38,196	108,136	111,890
Total net sales	$614,500	$714,596	$1,630,797	$1,784,241

(*)In the third quarter of fiscal year 2013, the Company changed the product category classification for a number of its retail products in an effort to help investors more clearly track the progress of its various product initiatives.  Products within the retail product categories as presented in the three and nine months ended December 31, 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales.

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

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Net sales by operating segment
Peripherals	$577,688	$676,400	$1,522,661	$1,672,351
Video Conferencing	36,812	38,196	108,136	111,890
Total net sales	$614,500	$714,596	$1,630,797	$1,784,241

Operating income (loss) by segment
Peripherals	$41,915	$83,949	$35,219	$95,702
Video Conferencing	(211,054)	(592)	(213,799)	(3,873)
All other	(10,878)	(13,580)	(36,572)	(43,589)
Total operating income (loss)	$(180,017)	$69,777	$(215,152)	$48,240

Depreciation and amortization by segment
Peripherals	$11,878	$11,980	$35,932	$40,194
Video Conferencing	5,333	5,281	15,843	15,216
Total depreciation and amortization	$17,211	$17,261	$51,775	$55,410

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Americas	$263,398	$286,661	$683,920	$745,473
EMEA	233,132	291,089	595,188	642,355
Asia Pacific	117,970	136,846	351,689	396,413
Total net sales	$614,500	$714,596	$1,630,797	$1,784,241

Sales are attributed to countries on the basis of the customers’ locations. The United States represented more than 10% of the Company’s total consolidated net sales for each of the quarters ended December 31, 2012 and 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the three months ended December 31, 2012 and 2011. One customer group represented 11% and 12% of net sales in each of the quarters ended December 31, 2012 and 2011. The United States represented more than 10% of the Company’s total consolidated net sales for each of the nine months ended December 31, 2012 and 2011. No other single country represented more than 10% of the Company’s total consolidated net sales for the nine months ended December 31, 2012 and 2011. One customer group represented 12% and 13% of net sales in each of the nine month periods ended December 31, 2012 and 2011.

Long-lived assets, primarily fixed assets, by geographic region were as follows (in thousands):

	December 31, 2012	March 31, 2012

Americas	$44,700	$49,365
EMEA	8,234	9,304
Asia Pacific	41,990	41,576
Total long-lived assets	$94,924	$100,245

Long-lived assets in China and the United States each represented more than 10% of the Company’s total consolidated long-lived assets at December 31, 2012 and March 31, 2012.

Note 12 — Acquisitions and Divestitures

On July 18, 2011, the Company acquired all of the outstanding shares of Mirial S.r.l., a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In addition, Logitech incurred $0.4 million in transaction costs, which are included in operating expenses in fiscal year 2012. Mirial has been integrated into the video conferencing reporting unit, and expect that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

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

The following table summarizes restructuring related activities during the three and nine months ended December 31, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Accrual balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Accrual balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Accrual balance at September 30, 2012	$5,786	$3,494	$1,468	$824

Charges (credits)	(358)	(188)	(182)	12
Cash payments	(4,511)	(2,633)	(1,104)	(774)
Foreign exchange	—	—	—	—

Accrual balance at December 31, 2012	$917	$673	$182	$62

During the three months ended December 31, 2012, the Company incurred a $0.2 million credit related to termination benefits to affected employees due to the further refinement of estimates which were previously accrued during the three months ended June 30, 2012.  For the nine months ended December 31, 2012, the Company incurred $24.7 million charge in termination benefits to affected employees under this plan. In addition, the Company incurred legal, consulting, and other costs of $2.2 million as a result of the terminations during the nine months ended December 31, 2012.  The Company also incurred a $0.2 million credit and a $1.3 million charge related to lease exit costs associated with the closure of existing facilities during the three and nine months ended December 31, 2012.

During the nine months ended December 31, 2012, charges of approximately $3.0 million related to discontinuance of certain product development efforts are included in cost of goods sold in the consolidated statements of operations.  During the second quarter of fiscal year 2013, the Company also incurred $2.2 million from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring. This amount was not included in restructuring charge since it related to prior services.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products and in emerging markets, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile, tablet, gaming, audio, video, digital home and other computer devices and the interoperability of our products with such third party platforms, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the impact of our restructuring plan on future costs, expenses and financial performance and the timing thereof, our estimates of future charges related to our restructuring plan, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures and the timing thereof, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding share repurchases and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, and Logitech’s ability to achieve renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessories include keyboards, keyboard cases and covers, headsets, wireless speakers, earphones and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones, custom in-ear monitors and Smart Radios. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include a range of gaming controllers and microphones, as well as other accessories. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our remote controls and digital video security product categories, and we plan to discontinue other non-strategic products, such as speaker docks and console gaming peripherals, by the end of calendar year 2013. This decision primarily resulted from our belief that these categories of products would not make a meaningful contribution to improving our growth or profitability because they are not critical to our plans for improved future performance and in some cases we believe they may no longer be relevant in today’s markets.

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

We sell our peripheral products to a network of distributors, retailers, and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers, and online merchants. Sales of peripherals to our retail channels were 87% and 86% of our net sales for the nine months ended December 31, 2012 and 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world’s largest PC manufacturers. Sales to OEM customers were 7% and 8% of our net sales for the nine months ended December 31, 2012 and 2011.

Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure, and services for the enterprise, public sector, and other business markets.  Video conferencing products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platforms group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales for the nine months ended December 31, 2012 and 2011.  As discussed in Note 7, during the quarter ended December 31, 2012 we recorded a non-cash goodwill impairment charge estimate of $211.0 million related to our video conferencing segment.

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

We are developing new categories of products, such as tablet accessories, expanding in emerging retail markets, such as China, Russia and Latin America, increasing our presence in digital music, and entering new product arenas, such as hosted video conferencing as a service, and peripherals and services for UC (unified communications). As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

Summary of Financial Results

Our total net sales for the nine months ended December 31, 2012 decreased 9%, compared with the nine months ended December 31, 2011, due to the continued sharp decline in OEM sales, and from declines in retail and video conferencing.  The most significant decline was in OEM, with sales decreasing by 25% in the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, and OEM units sold decreasing by 12%, primarily in keyboard/desktops and pointing devices.

Retail sales during the nine months ended December 31, 2012 decreased 7% and retail units decreased 6%, compared with the nine months ended December 31, 2011.  We experienced declines in all retail regions, 9% in the Americas region, 7% in the EMEA region, and 6% in the Asia Pacific region.  If foreign currency exchange rates had been the same in the nine months ended December 31, 2012 and 2011, the percentage changes in our constant dollar retail sales would have been a decrease of 8% in the Americas, 2% in EMEA, and 6% in the Asia Pacific region. Sales incentive spending (including pricing discounts) during the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, decreased by 5% due to lower sell-through during this period.  Sales returns expense during the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, decreased by 2% due to improved channel inventory aging during this period.

Sales of video conferencing products, which were 6% of total net sales in each of the nine months ended December 31, 2012 and 2011, decreased by 3% in the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, due to sales declines in all geographic regions.

Our gross margin for the nine months ended December 31, 2012 improved to 33.7% compared with 32.7% in the same period of the prior fiscal year. The gross margin improvement primarily resulted from the absence of a $34.1 million inventory valuation adjustment related to Logitech Revue and related peripherals which occurred during the nine months ended December 31, 2011, and from improvements to our channel pricing program and global supply chain process, offset in part by an unfavorable change in retail product mix, the negative impact of a weaker euro, $4.5 million in pricing actions related to the simplification of our product portfolio and $3.0 million in restructuring-related costs.

Operating expenses for the nine months ended December 31, 2012 were 47% of net sales compared with 30% in the same period of the prior fiscal year. This increase was primarily attributable to an estimated $211.0 million goodwill impairment charge related to our video conferencing reporting unit and from $28.2 million in costs related to the restructuring plan initiated in April 2012.

Net loss for the nine months ended December 31, 2012 was $192.2 million, compared with net income of $43.2 million in the nine months ended December 31, 2011. This decline primarily resulted from the estimated $211.0 million goodwill impairment charge and $28.2 million in restructuring charges, offset in part by a discrete tax benefit of $32.1 million from the closure of federal income tax examinations in the United States.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. In the last two years, the PC market has changed dramatically and there continues to be significant weakness in the global market for new PCs. This weakness has had a negative impact on our net sales in all of our PC-related categories.  We believe that this weakness reflects the growing popularity of tablets and smartphones as mobile computing devices. We believe Logitech’s future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones and other mobile devices, and for digital music, including wireless speakers and wearables such as earphones and headphones, to limit and offset the decline in our PC peripherals and to pursue growth opportunities in emerging markets, mobility-related products, products for digital music and sales to enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

Emerging Markets. In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for PCs has declined in recent months and may potentially continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some case declining. While we continue to pursue growth opportunities in selected PC peripheral product lines in mature markets, we believe there are large growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market, with the result that China was our third-largest country in retail sales for the nine months ended December 31, 2012. We are also expanding our presence and our sales in Russia and Latin America.

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

Digital Music. We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a significant growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including Logitech UE earphones, headphones, and digital music speakers.

OEM business.  Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be significant weakness in the global market for PCs which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Trends in Other Peripheral Product Categories. Some of our other peripherals product categories are experiencing significant market challenges. As the quality of PC-embedded webcams improves, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining. We intend to address this market decline by enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam and by targeting webcam applications on non-PC platforms. We believe the recent disappointing sales results for Harmony reflect the aging of our Harmony products at the mid- and high-level price points as we previously directed significant digital home engineering and marketing resources towards our Logitech Revue and related peripherals for Google TV. We have since exited the Google TV product category.  We recently released two new products, Logitech TV Cam HD with built-in Skype capability as well as our long-awaited Harmony Touch remote control which features an intuitive, color touch-screen enabling users the ability to personalize their screens. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our remote controls and digital video security product categories, and we plan to discontinue other non-strategic products, such as speaker docks and console gaming peripherals, by the end of calendar year 2013.

Trends Specific to our Video Conferencing Segment

The trend among businesses and institutions to use video conferencing offers a key growth opportunity for Logitech.  However, the overall video conferencing industry has experienced a slowdown in recent quarters.  In addition, there has been an increase in the competitive environment in fiscal year 2013 and we have experienced lower demand related to our new product launches.  This resulted in an estimated $211.0 million non-cash goodwill impairment charge in the quarter ended December 31, 2012.  We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors, and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions.  We also are seeking to offer LifeSize products designed to enhance the use of mobile devices in video conferencing applications.

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

There have been no significant changes to the nature of the critical accounting policies, and no significant changes to the critical accounting estimates that were disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, except for Valuation of Long-Lived Assets described below, during the nine months ended December 31, 2012.

Valuation of Long-Lived Assets

We perform our annual goodwill impairment test of each reporting unit as of December 31 and complete the assessment during our fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company-specific factors, including, but not limited to, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions.  We have two reporting units: peripherals and video conferencing. The allocation of assets and liabilities to each of our reporting units also involves judgment and assumptions.

The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2.  The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit.  We may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using an income approach employing both a discounted cash flow (“DCF”) and a market-based model.  The DCF model is based on projected cash flows from our most recent forecast (“assessment forecast”) developed in connection with each of our reporting units to perform the goodwill impairment assessment.  The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate (“CAGR”) during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast.  The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses.  The market approach model was based on applying certain revenue and earnings multiples of comparable companies relevant to each of our reporting units to the respective revenue and earnings metrics of our reporting units.  To test the reasonableness of the fair values indicated by the income approach and the market-based approach, we also assessed the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market’s price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss.  The Step 2 test measures the impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

We performed our annual goodwill impairment analysis of each of our reporting units as of December 31, 2012 using the income approach and market approach described above.  We chose not to perform the Step 0 test and to proceed directly to the Step 1 test. This assessment resulted in us determining that our peripherals reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by more than 75%.  By contrast, our video conferencing reporting unit failed the Step 1 test because the estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in our expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. These factors had an adverse effect on our recent video conferencing operating results and are anticipated to have an adverse effect on its future business.

Peripherals

Key assumptions used in the Step 1 income approach analyses for our peripherals reporting unit included the appropriate discount rates, CAGR during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period.  Sensitivity assessment of key assumptions for the peripherals reporting unit Step 1 test is presented below.

•                Discount rate assumptions. A hypothetical percentage increase of approximately 108% in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

•                CAGR assumptions.  A hypothetical percentage decrease of approximately 600% in the CAGR rate, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value.

•                Terminal value assumptions.  A hypothetical percentage decrease of approximately 110% in the terminal value, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value.

Video Conferencing

Key assumptions used in the Step 1 income approach analyses for our video conferencing reporting unit also included the appropriate discount rates, CAGR during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period.  Both the income and market approaches arrived at estimated fair values within a relatively close range, which supported the reasonableness of each assessment.  We proceeded with a Step 2 assessment because the estimated fair value of our video conferencing reporting unit was less than its carrying value.  The Step 2 test required us to fair value all assets and liabilities of our video conferencing reporting unit to determine the implied fair value of this reporting unit’s goodwill.  We were unable to fully complete the Step 2 analysis prior to filing of this Form 10-Q for the quarterly period ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of our video conferencing reporting unit.  Based on the work performed as of this filing date, we recorded an estimated goodwill impairment charge of $211.0 million.  This impairment charge had no cash flow impact.  Additional adjustments to this estimated goodwill impairment charge may be required during the fourth quarter of fiscal year 2013 when our Step 2 assessment is finalized.

Applicable to Both Reporting Units

We continue to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long-lived assets. There are a number of uncertainties associated with the key assumptions described above based primarily on the difficulty of predicting our revenues and profitability. Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating end-user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including, but not limited to:

•                Our revenues are impacted by end-user consumer demand and future global conditions, which could fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

•                We must incur a large portion of our costs in advance of sales orders, because we must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers.  This makes it difficult for us to rapidly adjust our costs in response to a revenue shortfall.

•                Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies.

•                The peripherals industry is characterized by short product life cycles, frequent new product introductions, rapidly changing technology, dynamic consumer demand and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

•                The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, we expect competition in the industry to further intensify.

Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of the reporting units to be significantly different in future periods.

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change %	2012	2011	Change %

Peripherals
Retail	$542,388	$630,873	(14)%	$1,413,968	$1,527,385	(7)%
OEM	35,300	45,527	(22)%	108,693	144,966	(25)%
Total Peripherals	577,688	676,400	(15)%	1,522,661	1,672,351	(9)%
Video Conferencing	36,812	38,196	(4)%	108,136	111,890	(3)%
Total net sales	$614,500	$714,596	(14)%	$1,630,797	$1,784,241	(9)%

Although our financial results are reported in U.S. dollars, a portion of our sales for the three and nine months ended December 31, 2012 were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen, Canadian dollar and Australian dollar. The following table presents the approximate percentage of our total net sales that were denominated in currencies other than the U.S. dollar in the three and nine months ended December 31, 2012 and 2011:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Currencies other than USD	48%	49%	47%	44%

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2012 and 2011, the percentage change in our constant dollar net sales would have been:

	Three Months Ended	Nine months ended
	December 31, 2012	December 31, 2012

Peripherals
Retail	(13)%	(5)%
OEM	(22)%	(25)%
Video Conferencing	(4)%	(3)%
Total net sales	(13)%	(7)%

Our retail sales in the three and nine months ended December 31, 2012 declined by 14% and 7%, compared with the same periods of the prior fiscal year. We experienced declines in all three regions during these periods. Retail units sold decreased 15% during the three months ended December 31, 2012, and decreased 6% in the nine months ended December 31, 2012, compared with the same periods of the prior fiscal year.  Our overall retail average selling price declined 2% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year. Products priced below $40 represented 50% and 54% of retail sales in the three and nine months ended December 31, 2012, compared with 53% and 55% of retail sales in the three and nine months ended December 31, 2011.  Sales of our retail products priced above $100 represented 15% and 13% of retail sales in the three and nine months ended December 31, 2012, compared with 16% and 15% of total retail sales in the three and nine months ended December 31, 2011. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2012 and 2011, our constant dollar retail sales would have been decreases of 13% and 5%.

OEM net sales decreased 22% and 25% and units sold decreased 13% and 12% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year. These declines were primarily due to lower sales in the keyboard/desktop category due to product mix changes with a large customer, and lower sales of OEM mice.

Video conferencing net sales decreased 4% and 3% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, due to sales declines in all geographic regions, and were impacted by the slowdown in the overall video conferencing industry in recent quarters, together with the competitive environment in fiscal year 2013 and lower demand related to new product launches. Foreign currency exchange rates did not affect video conferencing sales.

We refer to our net sales excluding the impact of foreign currency exchange rates as constant dollar sales. Constant dollar sales are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in net sales. Constant dollar sales are calculated by translating current period sales in each local currency at the prior period’s average exchange rate for that currency.

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and nine months ended December 31, 2012 compared with the three and nine months ended December 31, 2011.

	Three months ended December 31, 2012			Nine months ended December 31, 2012
	Change in		Change in	Change in		Change in
	Retail Units	Change in	Constant Dollar	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales	Sold	Retail Sales	Retail Sales

EMEA	(22)%	(20)%	(18)%	(7)%	(7)%	(2)%
Asia Pacific	(15)%	(11)%	(11)%	(5)%	(6)%	(6)%
Americas	(7)%	(8)%	(9)%	(5)%	(9)%	(8)%
Total retail sales	(15)%	(14)%	(13)%	(6)%	(7)%	(5)%

Retail sales in our EMEA region experienced a significant decrease during the three months ended December 31, 2012, compared with the same period of the prior fiscal year.  This decrease resulted from double-digit percentage sales declines in all of our product categories, except tablet accessories where sales increased by 172% due to continued strong demand for our Logitech Ultrathin Keyboard Cover for the iPad. Retail sales decreased in our EMEA region during the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, resulted from double-digit percentage sales declines in our other, audio-PC and remote categories, single-digit percentage sales declines in pointing devices and video, offset in part by a 275% sales increase in tablet accessories.  Sales results varied by country, with significant sales decreases during the three months ended December 31, 2012 in Germany, France, Switzerland, Netherlands, Spain, Poland, United Kingdom and Czech Republic, offset in part by significant increases in Italy, Turkey and Belarus. During the nine months ended December 31, 2012, we experienced significant sales decreases in Germany, France, Poland, Spain, Netherlands, Switzerland, Czech Republic, Russia and Greece, offset in part by significant increases in Italy, Turkey, Belarus, Denmark and Slovakia.  Retail sell-through in the EMEA region decreased 14% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year.

Asia Pacific region retail sales decreased by 11% during the three months ended December 31, 2012, compared with the same period in the prior fiscal year.  This decrease resulted from double-digit percentage declines in retail other, PC gaming, audio-PC and PC keyboards and desktops, offset in part by a 162% increase in tablet accessories and a 81% increase in audio-wearables and wireless categories. Declines by country within the Asia Pacific region during the three months ended December 31, 2012 were from weakness in Australia, Japan, Taiwan, India and South Korea, offset in part by continued growth in China.  Asia Pacific region retail sales decreased by 6% during the nine months ended December 31, 2012, compared with the same period of the prior fiscal year.  This decrease resulted from double-digit percentage declines in retail other, PC gaming and video, single-digit percentage declines in PC keyboards and desktops, audio-PC and pointing devices, partially offset by a 192% increase in tablet accessories and by a 130% increase in the audio-wearables and wireless categories. Declines by country within the Asia Pacific region during the nine months ended December 31, 2012 were primarily from weakness in Australia, India, Taiwan and South Korea, offset in part by significant sales increases in China, New Zealand, Indonesia, Thailand and Vietnam.  Retail sales in China increased by 7% during the three months ended December 31, 2012, with declines in all categories except tablet accessories where sales increased by 486%, audio-wearables and wireless where sales increased by 165%, and PC keyboards and desktops with a 10% increase. For the nine months ended December 31, 2012, retail sales in China increased by 4%, primarily from a 478% increase in tablet accessories, a 528% increase in audio-wearables and wireless, and by a 5% increase in PC keyboards and desktops, offset in part by double-digit declines in audio-PC and video, and by single-digit declines in pointing devices and PC gaming. China was our third-largest country in terms of net revenue during the three and nine months ended December 31, 2012, compared to the same periods of the prior fiscal year.  Retail sell-through in China increased 20% and 13% in the three and nine months ended December 31, 2012 compared with the same periods in the prior fiscal year, while retail sell-through in the rest of the Asia Pacific region decreased 5% and 4% during the same periods.

The 8% decline in retail sales in the Americas region for the three months ended December 31, 2012, compared with the same period in the prior fiscal year, was driven by declines in most categories except tablet accessories where sales increased by 85% and PC keyboards and desktops where sales increased by 8%. The Americas region experienced a 9% decline in retail sales during the nine months ended December 31, 2012, compared with the same period in the prior fiscal year, due to declines in most categories except tablet accessories where sales increased by 89%, audio-wearables and wireless where sales increased by 34%, as well as a 6% increase in PC keyboards and desktops.  During the three months ended December 31, 2012, compared to the same period of the prior fiscal year, we experienced weakness in the United States and Canada, which was offset in part by improvement in Brazil.  During the nine months ended December 31, 2012, we experienced weakness in the United States and Canada, which was offset in part by improvement in Mexico and Brazil.  Retail sell-through in the Americas region decreased 7% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year.

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

Net Retail Sales by Product Category

Net retail sales by product category during the three and six ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change %	2012	2011	Change %

Retail - Pointing Devices	$153,921	$171,920	(10)%	$392,274	$427,031	(8)%
Retail - PC Keyboards & Desktops	110,671	117,507	(6)%	302,299	302,840	0%
Retail - Tablet Accessories	39,398	17,976	119%	89,021	36,565	143%
Retail - Audio - PC	75,366	92,766	(19)%	214,158	238,932	(10)%
Retail - Audio - Wearables & Wireless	23,577	23,233	1%	57,284	39,071	47%
Retail - Video	51,664	58,343	(11)%	138,276	166,370	(17)%
Retail - PC Gaming	45,111	56,177	(20)%	118,567	129,839	(9)%
Retail - Remotes	30,094	39,706	(24)%	60,260	74,105	(19)%
Retail - Other	12,586	53,245	(76)%	41,829	112,632	(63)%
Total net retail sales	$542,388	$630,873	(14)%	$1,413,968	$1,527,385	(7)%

In the third quarter of fiscal year 2013, we changed the product category classification for a number of our retail products in an effort to help investors more clearly track the progress of our various product initiatives.  Products within the retail product categories as presented in the three and nine months ended December 31, 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales.  During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our remote controls, which represents our retail remotes category, and digital video security categories, included within our retail video category, and we plan to discontinue other non-strategic products, such as speaker docks and console gaming peripherals, by the end of calendar year 2013.

Net sales reflect accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Pointing Devices

Our retail pointing device category is comprised of PC-related mice, trackpads, touchpads and presenters.  Retail sales of our pointing devices decreased 10% and 8% in the three and nine months ended December 31, 2012, compared with the same period in the prior fiscal year, while retail units sold decreased 12% and 4% during these periods.  The continued weakness in the global PC market was a major factor in the sales declines in this category across all regions, particularly EMEA.  The primary weakness during the three and nine months ended December 31, 2012, compared to the same periods of the prior fiscal year, was in our low and mid-range product offerings which experienced double-digit declines, offset in part by our high-end product offerings which increased by 90% and 32% during these periods.  The high-end sales growth was driven by our TouchMouse T620 and our new Wireless Rechargeable Touchpad T650.  Sales of all cordless mice decreased 10% and 7% in the three and nine months ended December 31, 2012, while units sold decreased 10% and 2% during the same period.  Corded mice sales decreased 18% and 13% and units sold decreased 16% and 9% in the three and nine months ended December 31, 2012 compared with the same periods in the prior fiscal year.

Retail PC Keyboards and Desktops

Our retail PC keyboard and desktop category is comprised of PC keyboards and keyboard/mice combo products.  Retail sales of PC keyboards and desktops decreased 6% and remained constant during the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while units sold decreased 10% and 1% during these periods. This category also continued to be affected by the global PC market, particularly in the EMEA and APAC regions.  Sales of corded and cordless desktops decreased 27% and 10% in sales and 25% and 4% in units during the three months ended December 31, 2012, compared with the same period in the prior fiscal year.  During the nine months ended December 31, 2012, compared with the same period in the prior fiscal year, corded and cordless desktops decreased 15% and increased 2% in sales and decreased 10% and increased 7% in units.  Sales of corded and cordless keyboards increased 9% and 18% in sales and decreased 16% and increased 29% in units during the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year.  The primary driver of the increase in sales of corded and cordless keyboards during both periods was from strong sales of Logitech Wireless Touch Keyboard K400.

Retail Tablet Accessories

Our retail table accessory is comprised of our tablet keyboards and accessories.  Retail sales of tablets and accessories increased 119% and 143% during the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while units sold increased 119% and 116% during these periods.  These increases were driven by continued strong demand for the Logitech Ultrathin Keyboard Cover during both the three and nine months ended December 31, 2012, compared to the same periods in the prior fiscal year.

Retail Audio - PC

Our retail audio-PC category is comprised of PC speakers and PC headsets. Retail audio-PC sales decreased 19% and 10% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while retail units sold decreased 22% and 11% during these periods.  The decrease during the three months ended December 31, 2012, compared to the same period of the prior fiscal year, was due to a 16% decline in PC speakers and a 25% decline in PC headsets.  For the nine months ended December 31, 2012, PC speakers declined by 11% and PC headsets declined by 9%.  These declines were primarily due to the overall weakness in PCs and a market shift towards mobile audio devices.

Retail Audio - Wearables & Wireless

Our retail audio-wearables and wireless category is comprised of non-PC audio products, including ear and headphones, and wireless speakers.  Retail audio-wearables and wireless sales increased 1% and 47% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while retail units sold decreased 15% and increased 24% during these periods.  The increase in sales during the three and nine months ended December 31, 2012, compared to the same period of the prior fiscal year, was driven by 29% and 98% increases in our wireless speakers for smartphones and tablets during these periods.  We continued to experience strong sales from our new wireless speakers including Logitech UE Mobile Boombox and Logitech UE Boombox, both of which began shipping late in the second quarter of fiscal year 2013.  Our audio wearables product category experienced a 26% decline in sales during the three months ended December 31, 2012, almost entirely due to our participation in an aggressive Black Friday promotion of our UE earphones with a large U.S. online retailer in the same period of the prior fiscal year.  This year we chose not to participate in similarly aggressive promotions for our new music products launched under the Logitech UE brand, which caused our sales to decline substantially during the three months ended December 31, 2012, as compared to the same period of the prior fiscal year.  For the nine months ended December 31, 2012, compared to the same period of the prior fiscal year, our audio wearables product category experienced a 12% increase in sales, driven in part by the strong initial sales of the new Logitech UE products which were initially available exclusively through Apple stores during the second quarter of fiscal year 2013.

Retail Video

Our retail video category is comprised of webcams, digital video security systems and TV Cams.  Retail sales of our video products declined 11% and 17% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while retail units sold decreased 29% and 23% during these periods. The sales decrease was mainly due to weakness in our webcam product line, which declined by 21% and 22% during both periods, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. We expect future sales of our USB cable connected consumer webcams in the consumer market to continue declining, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We are enhancing our webcam product line-up to enable experiences that cannot be easily achieved with an embedded webcam. For example, we experienced strong growth in the high-end category driven by the Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype, and from Logitech BCC950 Conference Cam for the enterprise market during both the three and nine months ended December 31, 2012.  The retail video sales decrease was also due to 6% and 3% declines in our digital video security products during both the three and nine months ended December 31, 2012.  These decreases were offset in part by 74% and 22% increase in sales of Logitech TV Cam HD during both the three and nine months ended December 31, 2012. We made a strategic decision to divest our digital video security category of products, included within our retail video category by the end of calendar year 2013.

Retail PC Gaming

Our retail PC gaming category is comprised of PC gaming mice, gamepads, headsets, joysticks and steering wheels.  Retail sales of our PC gaming peripherals declined 20% and 9% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while retail units sold decreased 10% and increased 5% during these periods.  During the three months ended December 31, 2012, we experienced declines across most product categories, with the most significant decline in our steering wheel products, offset in part by strong sales of Logitech G600 MMO Gaming Mouse.  For the nine months ended December 31, 2012, we experienced significant sales decline in our steering wheel products, offset in part by increased sales from gaming mice, due primarily to strong sales of Logitech G600 MMO Gaming Mouse, and gaming headsets, due to strong sales of Logitech G35 and G930 Wireless Gaming Headsets. The difference between the decline in PC gaming sales and the increase in units during the nine months ended December 31, 2012 reflects a product mix shift away from steering wheels to lower-priced mice, keyboards and gamepads.

Retail Remotes

Retail sales of our remotes category, comprised of our Harmony remotes, decreased 24% and 19% in the three and nine months ended December 31, 2012, compared with the same periods in the prior fiscal year, while retail units sold decreased 55% and 36% during these periods.  Sales decline was concentrated in the low and mid-range remotes during both the three and nine months ended December 31, 2012.  The high-end category experienced a modest increase of 4% during the three months ended December 31, 2012 due to the launch of Harmony Touch in October 2012, our first new high-end remote in over four years.  The significantly steeper decline in units, relative to sales, primarily reflects our transition over the last several quarters away from selling low to mid-range remotes. We made a strategic decision to divest our remotes category by the end of calendar year 2013.

Retail Other

This category is comprised of a variety of products that we currently intend to transition out of, or have already transitioned out of, as they are no longer strategic to our business.  Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products. Retail sales of this category decreased by 76% and 63% in the three and nine months ended December 31, 2012, compared with same periods in the prior fiscal year, while retail units sold decreased 68% and 48% during these periods.  Speaker docks decreased by 74% and 60%, streaming media systems decreased by 83% and 38%, Logitech Revue for Google TV decreased by 100% and 93%, and console gaming peripherals decreased by 60% and 76%, during the three and nine months ended December 31, 2012, compared to the same periods of the prior fiscal year. We plan to discontinue other non-strategic products, such as speaker docks and console gaming peripherals, by the end of calendar year 2013.

Gross Profit

Gross profit for the three and nine months ended December 31, 2012 and 2011 was as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change	2012	2011	Change

Net sales	$614,500	$714,596	(14)%	$1,630,797	$1,784,241	(9)%
Cost of goods sold	404,402	455,922	(11)%	1,080,452	1,201,539	(10)%
Gross profit	$210,098	$258,674	(19)%	$550,345	$582,702	(6)%
Gross margin	34.2%	36.2%		33.7%	32.7%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The decline in gross margin for the three months ended December 31, 2012, compared with the same period of the prior fiscal year, was primarily a result of an unfavorable change in retail product mix and the negative impact of a weaker euro, offset in part by tight management of channel pricing programs and a variety of efficiency improvements in our global supply chain process.  The improvement in gross margin for the nine months ended December 31, 2012, compared with the same period of the prior fiscal year, primarily resulted from a $34.1 million valuation adjustment to cost of goods sold which occurred during the three months ended June 30, 2011, and from the improvements to our channel pricing programs and global supply chain process, offset in part by an unfavorable change in retail product mix and the negative impact of a weaker euro.  The $34.1 million valuation adjustment reflected the lower of cost or market on our inventory of Logitech Revue and related peripherals on hand and at our suppliers. The gross margin for the nine months ended December 31, 2012 was also negatively impacted by $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the restructuring, a provision for a patent dispute, and changes in our product mix.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change	2012	2011	Change

Marketing and selling	$112,698	$116,313	(3)%	$324,117	$323,552	0%
% of net sales	18%	16%		20%	18%
Research and development	40,393	41,911	(4)%	117,340	121,383	(3)%
% of net sales	7%	6%		7%	7%
General and administrative	26,382	30,673	(14)%	84,842	89,527	(5)%
% of net sales	4%	4%		5%	5%
Goodwill impairment	211,000	—	100%	211,000	—	100%
% of net sales	34%	0%		13%	0%
Restructuring charges (credits)	(358)	—	100%	28,198	—	100%
% of net sales	0%	0%		2%	0%
Total operating expenses	$390,115	$188,897	107%	$765,497	$534,462	43%

The increase in total operating expenses as a percentage of net sales was primarily attributable to the estimated $211.0 million goodwill impairment charge related to our video conferencing reporting unit and from $28.2 million in costs related to the restructuring plan initiated in April 2012.

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

GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating current period operating expenses in each local currency at the prior period’s average exchange rate for that currency.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expense decreased by 3% in the three months ended December 31, 2012, compared with the same period in the prior fiscal year, primarily due to decreases in personnel-related expenses, share-based compensation expense and facility-related costs from the reduction in worldwide workforce resulting from the restructuring plan initiated in the first quarter of fiscal year 2013. These decreases were offset in part by an increase in product design, consulting and marketing expenses associated with the launch of new products.

Marketing and selling expense remained relatively constant during the nine months ended December 31, 2012, compared with same period of the prior fiscal year.  We experienced increased product design, advertising, consulting and marketing expenses associated with the launch of new products, which were offset by decreases in personnel-related expenses and share-based compensation expense from our recent restructuring plan initiated in the first quarter of fiscal year 2013.

Foreign currency exchange rates did not have a material effect on marketing and sales expense during the three months ended December 31, 2012, compared to the same period of the prior fiscal year. If foreign currency exchange rates had been the same in the nine months ended December 31, 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been an increase of 3% instead of a less than 1% increase.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced 4% and 3% decreases in research and development expense during the three and nine months ended December 31, 2012, compared with the same periods of the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plan.

Foreign currency exchange rates did not have a material effect on research and development expense during the three months ended December 31, 2012, compared to the same period of the prior fiscal year. For the nine months ended December 31, 2012 and 2011, the percentage change in constant dollar research and development expense would have been a 1% decrease instead of a 3% decrease.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense decreased by 14% from the three months ended December 31, 2011 to 2012, primarily from the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plan.

General and administrative expense decreased by 5% from the nine months ended December 31, 2011 to 2012, primarily from the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plan, offset in part by the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters.

Foreign currency exchange rates did not have a material effect on general and administrative expense during the three months ended December 31, 2012, compared to the same period of the prior fiscal year.  If foreign currency exchange rates had been the same in the nine months ended December 31, 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been a decrease of 3% instead of a decrease of 5%.

Goodwill Impairment

While performing our annual goodwill impairment analysis of each of our reporting units as of December 31, 2012, we determined that our video conferencing reporting unit’s estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in our expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. The Step 2 test requires us to fair value all assets and liabilities of our video conferencing reporting unit to determine the implied fair value of this reporting unit’s goodwill.  We were unable to complete the Step 2 analysis prior to filing of this Form 10-Q for the quarterly period ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of our video conferencing reporting unit.  Based on the work performed as of this filing date, we recorded an estimated goodwill impairment charge of $211.0 million.  We will not be required to make any current or future cash payments as a result of this impairment charge.  Additional adjustments to this estimated goodwill impairment charge may be required during the fourth quarter of fiscal year 2013 when our Step 2 assessment is finalized.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with the restructuring plan initiated in April 2012. The restructuring plan reduced our worldwide non-direct-labor workforce by approximately 340 employees. During the current quarter, we incurred a $0.2 million credit in termination benefits to affected employees due to the further refinement of estimates which were previously accrued during the three months ended June 30, 2012.  For the nine months ended December 31, 2012, we incurred a $24.7 million charge in termination benefits to affected employees under this plan. Termination benefits are calculated based on regional benefit practices and local statutory requirements.  In addition, we incurred legal, consulting, and other costs of $2.2 million as a result of the terminations during the three and nine months ended December 31, 2012.  We also incurred $0.2 million credit and $1.3 million charge in lease exit costs primarily related to costs associated with the closure of existing facilities during the three and nine months ended December 31, 2012.  We believe we will complete the restructuring plan by the end of our fiscal year 2013.

The following table summarizes restructuring-related activities during the three and nine months ended December 31, 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Accrual balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Accrual balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Accrual balance at September 30, 2012	$5,786	$3,494	$1,468	$824

Charges (credits)	(358)	(188)	(182)	12
Cash payments	(4,511)	(2,633)	(1,104)	(774)
Foreign exchange	—	—	—	—

Accrual balance at December 31, 2012	$917	$673	$182	$62

Interest Income, Net

Interest income and expense for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change	2012	2011	Change

Interest income	$427	$1,020	(58)%	$1,654	$2,312	(28)%
Interest expense	(313)	(103)	204%	(1,003)	(104)	864%
Interest income, net`	$114	$917	(88)%	$651	$2,208	(71)%

The changes in interest income for the three and nine months ended December 31, 2012, compared with the same period in the prior fiscal year, primarily resulted from lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012.

Interest expense for the three and nine months ended December 31, 2012 represents commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income (Expense), Net

Other income and expense for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended			Nine months ended
	December 31,			December 31,
	2012	2011	Change	2012	2011	Change

Investment impairment	$(3,600)	$—	100%	$(3,600)	$—	100%
Foreign currency exchange gain (loss), net	26	32	(19)%	(1,582)	(681)	132%
Gain (loss) on sale of property and plant	(165)	—	100%	(165)	4,904	(103)%
Investment income (loss) related to deferred compensation plan	261	40	553%	360	(488)	(174)%
Gain on sale of investments	—	6,118	0%	831	6,118	(86)%
Other, net	(192)	523	(137)%	(182)	288	(163)%
Other income (expense), net	$(3,670)	$6,713	(155)%	$(4,338)	$10,141	(143)%

The $3.6 million investment impairment resulted from the write-down of an investment in a privately-held company.

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

The $4.9 million gain on sale of property and plant for the nine months ended December 31, 2011 relates to the sale of an unused manufacturing facility in China.

Investment income (loss) for the three and nine months ended December 31, 2012 and 2011 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the nine months ended December 31, 2012, we sold the remaining two of our available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Provision for (benefit from) income taxes	$11,370	$22,074	$(26,616)	$17,417
Effective income tax rate	(6.2)%	28.5%	12.2%	28.7%

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

In determining the annual effective tax rate, both the restructuring described in Note 13 and the goodwill impairment described in Note 7 were treated as discrete events as they were significantly unusual and infrequent in nature.  As such, related charges and costs were excluded from ordinary income in determining the annual effective tax rate.  The tax benefit associated with the restructuring is approximately $0.2 million.  There was no tax benefit associated with goodwill impairment as the goodwill is not tax-deductible.

The income tax provision for the three months ended December 31, 2012 was $11.4 million based on an effective income tax rate of 6.2% of pre-tax loss.  For the three months ended December 31, 2011, the income tax provision was $22.1 million based on an effective income tax rate of 28.5% of pre-tax income. The income tax benefit for the nine months ended December 31, 2012 was $26.6 million based on an effective income tax rate of 12.2% of pre-tax loss. For the nine months ended December 31, 2011, the income tax provision was $17.4 million based on an effective income tax rate of 28.7% of pre-tax income. The change in the effective income tax rate for the three and nine months ended December 31, 2012 compared with the same periods in fiscal year 2012 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a discrete tax benefit of $32.1 million and $3.5 million during the fiscal quarter ended September 30, 2012 and December 31, 2012, respectively, related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013.  An estimated tax benefit of approximately $2.5 million from the extension of the Federal research tax credit will be reflected in our income tax provision in the quarter ending March 31, 2013.

As of December 31 and March 31, 2012, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $102.5 million and $143.3 million, of which $89.2 million and $125.4 million would affect the effective income tax rate if recognized.  The decline in unrecognized tax benefits associated with uncertain tax positions in the amount of $40.8 million is primarily due to $42.8 million from the settlement of income tax examinations in the United States.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2012, we had approximately $6.8 million and $7.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to 2000.  In the fiscal quarter ended September 30, 2012, we effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service).  We reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the proposed revised assessments as a result of the closure, resulting in a net tax benefit of $32.1 million.  There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

In addition, the IRS completed its field examination of our U.S. subsidiary for fiscal years 2008 and 2009 during the fiscal quarter ended September 30, 2012.  We received Notices of Proposed Adjustments (“NOPAs”) related to various domestic and international tax issues on August 15, 2012 and subsequently, received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, we reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million.  There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At December 31, 2012, our working capital was $395.7 million, compared with $576.7 million at March 31, 2012. This decrease in working capital was primarily due to lower cash balances, primarily resulting from the $133.5 million cash dividend payment paid on September 18, 2012.

During the nine months ended December 31, 2012, we generated $104.2 million from operating activities. Our main sources of operating cash flows were net loss after adding non-cash expenses of depreciation, amortization, goodwill impairment, investment impairment and share-based compensation expense, and from an increase in accounts payables and accrued liabilities. These sources of operating cash flows were offset in part by an increase in accounts receivables and other assets during this period. Net cash used in investing activities was $42.8 million, primarily from $39.7 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from a $4.0 million investment in a privately-held company. Net cash used by financing activities was $216.5 million, primarily from the $133.5 million cash dividend payment and from the $90.0 million used to repurchase 8.6 million shares under our share buyback program, offset in part by $8.8 million in proceeds received from sale of shares upon exercise of options and purchase rights.

At December 31, 2012, we had cash and cash equivalents of $322.0 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 52% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 32% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at December 31, 2012.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions.  As of December 31, 2012, we were in compliance with all covenants and conditions of this facility.

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

We have credit lines with several European and Asian banks totaling $76.8 million as of December 31, 2012. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At December 31, 2012, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. We also have available credit lines related to corporate credit cards totaling $30.2 million as of December 31, 2012. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011

Accounts receivable, net	$264,589	$318,678
Inventories	277,477	295,749
Working capital	395,739	621,034
Days sales in accounts receivable (DSO) (1)	39 days	40 days
Inventory turnover (ITO) (2)	5.6x	6.2x
Net cash provided by operating activities	$104,196	$154,168

(1)                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the nine months ended December 31, 2012, we generated net cash of $104.2 million from operating activities, compared to $154.2 million for the same period in the prior fiscal year. The primary drivers of this decrease involved a net loss of $192.2 million generated in the nine months ended December 31, 2012 compared with net income of $43.2 million in the nine months ended December 31, 2011, and from a $39.7 million increase in accounts payables, a $5.2 million increase in accrued liabilities and a $1.4 million decrease in inventories.  These increases to operating activities were offset in part by a $41.3 million increase in accounts receivables and a $2.2 million increase in other assets.

DSO for the current quarter decreased by 1 day compared with the same period of the prior fiscal year primarily from increased cash collections.  Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the nine months ended December 31, 2012 and 2011 decreased due to lower annualized cost of goods sold between the two periods.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Nine months ended December 31,
	2012	2011

Purchases of property, plant and equipment	$(39,737)	$(31,417)
Acquisition, net of cash acquired	—	(18,814)
Investment in privately-held company	(3,970)	—
Proceeds from sale of property and plant	—	4,904
Proceeds from sale of available-for-sale securities	917	6,550
Purchases of trading investments	(2,294)	(5,577)
Proceeds from sale of trading investments	2,309	5,520
Net cash used in investing activities	$(42,775)	$(38,834)

Our expenditures for property, plant and equipment during the nine months ended December 31, 2012 and 2011 were principally normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

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

During the nine months ended December 31, 2012, we sold our two remaining available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive income.

The purchases and sales of trading investments in the nine months ended December 31, 2012 and 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of the Company’s subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2012 and 2011 (in thousands):

	Nine months ended December 31,
	2012	2011

Cash dividend payment	$(133,462)	$—
Purchase of treasury shares	(89,955)	(73,134)
Proceeds from sale of shares upon exercise of options and purchase rights	8,843	9,852
Tax withholdings related to net share settlements of RSUs	(1,995)	(890)
Excess tax benefits from share-based compensation	26	33
Net cash used in financing activities	$(216,543)	$(64,139)

	Nine months ended December 31,
	2012	2011

Number of shares repurchased	8,600	7,609
Value of shares repurchased	$89,955	$73,134
Average price per share	$10.46	$9.61

On September 5, 2012, our shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012.  Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012.

During the nine months ended December 31, 2012, we repurchased 8.6 million shares for $90.0 million under the Company’s amended September 2008 buyback program, compared with the nine months ended December 31, 2011, during which we repurchased 7.6 million shares for $73.1 million. There were no repurchases during the three months ended December 31, 2012. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

Cash of $8.8 million and $9.9 million was provided during the nine months ended December 31, 2012 and 2011 from the sale of shares upon exercise of options and purchase rights pursuant to the Company’s stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $2.0 million and $0.9 million in cash in the nine month periods ended December 31, 2012 and 2011.

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

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. The Company may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at December 31, 2012.  As of December 31, 2012, we were in compliance with all covenants and conditions related to this facility.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. In fiscal year 2012, we repurchased 7.6 million shares for $73.1 million under the September 2008 program. Under the amended September 2008 program, we repurchased 9.9 million shares for $82.9 million in fiscal year 2012 and 8.6 million shares for $90.0 million in the first quarter of fiscal year 2013. As of December 31, 2012, the approved amount remaining under the amended September 2008 program was $4.4 million.  On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares were legally cancelled during the third quarter of fiscal year 2013.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to 2000.  In the fiscal quarter ended September 30, 2012, we effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service).  We reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the proposed revised assessments as a result of the closure, resulting in a net tax benefit of $32.1 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

In addition, the IRS completed its field examination of our U.S. subsidiary for fiscal years 2008 and 2009 during the fiscal quarter ended September 30, 2012.  We received NOPAs related to various domestic and international tax issues on August 15, 2012 and subsequently, received final letters dated October 17, 2012 which effectively settled the examinations.  As a result of the closure of income tax examinations for fiscal years 2008 and 2009, we reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

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

On April 25, 2012, we announced a restructuring plan to reduce operating costs and improve financial results. We believe we will complete the restructuring plan by the end of our fiscal year 2013.

Our other contractual obligations and commitments which require cash are described in the following sections.

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $196.1 million in fiscal year 2012. During the nine months ended December 31, 2012, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by share repurchases during this period. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.  However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances, credit lines and credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

As of December 31, 2012, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations.

The following summarizes our contractual obligations and commitments at December 31, 2012 (in thousands):

December 31, 2012

Operating leases	$102,406
Purchase commitments - inventory	131,990
Purchase obligations - capital expenditures	18,608
Purchase obligations - operating expenses	63,986
Income taxes payable - non-current	100,358
Obligation for deferred compensation	15,199
Pension and post-employment obligations	38,925
Other long-term liabilities	12,740
Total contractual obligations and commitments	$484,212

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of December 31, 2012 were $1.8 million.

Purchase Commitments

At December 31, 2012, we have fixed purchase commitments of $132.0 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by March 2013. We also had commitments of $64.0 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $18.6 million at December 31, 2012, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At December 31, 2012, we had $100.4 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $137.3 million in non-current taxes payable as of March 31, 2012.   The decline in income tax liability associated with uncertain tax positions in the amount of $36.9 million is primarily due to $38.9 million from the closure of income tax examinations in the United States.

Obligation for Deferred Compensation

At December 31, 2012, we had $15.2 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Pension and Post-Employment Obligations

At December 31, 2012, we had $38.9 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $36.0 million. At December 31, 2012, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under three guarantee agreements. Two of these guarantees do not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of December 31, 2012, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under three guarantee agreements. The maximum amount of these guarantees was $5.3 million as of December 31, 2012. As of December 31, 2012, $0.6 million of guaranteed purchase obligations were outstanding under these agreements.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $36.4 million as of December 31, 2012. As of December 31, 2012, $9.9 million of guaranteed liabilities were subject to these guarantees.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at December 31, 2012. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Australian dollar, Taiwanese dollar, euro, British pound, Canadian dollar, Japanese Yen and Mexican peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive loss in shareholders’ equity.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at December 31, 2012. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

U.S. dollar	Chinese renminbi	$63,729	$(5,794)	$7,081
U.S. dollar	Australian dollar	12,451	(1,132)	1,383
Taiwanese dollar	U.S. dollar	12,327	(1,121)	1,370
Euro	British pound	9,857	(896)	1,095
U.S. dollar	Canadian dollar	5,529	(503)	614
U.S. dollar	India rupee	3,884	(353)	432
Singapore dollar	U.S. dollar	2,760	(251)	307
Euro	Russian rouble	1,911	(174)	212
Euro	Romanian leu	566	(51)	63
Euro	Hungarian forint	(503)	46	(56)
Euro	Norwegian krone	(510)	46	(57)
Swiss franc	British pound	(856)	78	(95)
Euro	Polish zloty	(910)	83	(101)
Euro	Swedish krona	(1,039)	94	(115)
U.S. dollar	Swiss franc	(1,621)	147	(180)
Japanese yen	U.S. dollar	(8,026)	730	(892)
Mexican peso	U.S. dollar	(9,894)	899	(1,099)
		$89,655	$(8,152)	$9,962

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts.  At December 31, 2012, net assets held in USD totaled $63.7 million.  We continue to evaluate the level of net assets held in USD relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

We enter into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of December 31, 2012, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $49.7 million (€37.7 million). Deferred realized losses of $1.5 million are recorded in accumulated other comprehensive loss at December 31, 2012, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.0 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of December 31, 2012 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31, 2012 relating to foreign currency receivables or payables were $38.6 million. Open forward contracts as of December 31, 2012 consisted of contracts in euros to sell British pounds, contracts in Australian dollars to purchase U.S. dollars, contracts in Taiwanese dollars to sell U.S. dollars and contracts in Canadian dollars to purchase U.S. dollars at future dates at a predetermined exchange rate. The notional amounts of foreign exchange swap contracts outstanding at December 31, 2012 were $14.4 million. Swap contracts outstanding at December 31, 2012 consisted of contracts in Mexican pesos and Japanese Yen.  There were no unrealized net losses on the contracts outstanding at December 31, 2012.

If the U.S. dollar had appreciated by 10% at December 31, 2012 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $7.0 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $7.5 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities.  We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2012 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have historically targeted peripherals for the PC platform. Consumer demand for PCs in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia has been declining and we expect it to continue to decline in the future.  As a result, consumer demand for PC peripherals in mature markets is slowing and in some cases declining and this trend may continue. For example, we have experienced weak consumer demand for many of our PC peripherals in each quarter of fiscal year 2013, which adversely affected our financial performance. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 8% and 9% of total revenues in the fiscal years ended March 31, 2012 and 2011 and 7% in the nine months ended December 31, 2012.

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

Emerging Markets. We believe that the world’s emerging markets, such as China, Russia and Brazil, will, for the next several years, continue to be growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets declines or does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the consumer PC market. In our retail channels, tablets and smartphones are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with tablets and other mobile computing devices is still uncertain. The increasing popularity of tablets and smartphones has decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and smartphones, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

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

Enterprise Market.  Sales to the enterprise market for our peripherals segment is a relatively new sales channel for us. While we have been able to leverage our indirect distribution channels to sell to the enterprise market, we may not be successful in expanding enterprise sales. Some of our competitors have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Some competitors have larger and more established sales forces calling on enterprise customers, as well as greater marketing resources, and therefore could contact a greater number of potential customers with more frequency and influence their buying decisions. Consequently, these competitors may have a better competitive position than we do, which could adversely affect our ability grow our revenues through the enterprise sales channel.

LifeSize. Competition in the video conferencing industry is intense and has increased in recent quarters, with large, well-financed competitors, and we expect the number of competitors and the intensity of competition to increase. In addition, the overall video conferencing industry has been experiencing a slowdown in recent quarters and we have experienced lower demand related to new product launches.  Although we have maintained the LifeSize enterprise sales organization, Logitech has little experience with selling to enterprise accounts, or in marketing to large enterprises. Additionally, as customers complete video conferencing installations, they may require greater levels of service and support than we have provided in the past. Demand for these types of services and support may increase in the future. There can be no assurance that we can provide products, services and support to effectively compete for these market opportunities. Further, our providing greater levels of services and support may result in a delay in the timing of revenue recognition. We anticipate that the growth of our LifeSize division will require continuing investments in product development and sales and marketing to stimulate and support future growth. If our future investments do not produce the growth that we anticipate, or when we anticipate it, our business and results of operations could be adversely affected.

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

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest our remote controls and digital video security categories and to discontinue other non-strategic products.  If we are unable to effect such sales on favorable terms or if such realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as those offered by Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services.

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

Goodwill impairment charge could have an adverse effect on the results of our operations.

The slowdown in the overall video conferencing industry in recent quarters, together with the competitive environment in fiscal 2013 and lower demand related to new product launches resulted in an estimated $211.0 million non-cash goodwill impairment charge in the quarter ended December 31, 2012, which substantially impacted operating results. We were unable to fully complete the impairment analysis prior to filing this Form 10-Q, and we cannot assure you that additional goodwill impairment charges will not be required when the analysis is completed.  An additional impairment charge could have a material adverse effect on our results of operations.

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

As we transition to the new product portfolio, we must continue to carefully manage production, monitor channel inventory levels, and judiciously implement incentives for both existing and new products. If we are unable to implement the planned initiatives effectively, if our estimates and assumptions regarding sales of existing and new products are incorrect, if we do not manage the product transitions smoothly and cost-effectively, if we experience delays or if other unforeseen events occur, we may not achieve the sales and cost savings expected for the remainder of fiscal year 2013 and beyond, and our business and results of operations could be adversely affected.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table presents certain information related to purchases made by Logitech of its equity securities  during the nine months ended December 31, 2012 (in thousands, except per share amounts):

				Approximate
	Total Number of			Dollar Value of
	Shares Purchased			Shares That May
	as Part of Publicly			Yet Be Purchased
	Announced	Average Price Paid Per Share		Under the
Period	Program	in USD	in CHF	Program

April 2012	800	9.90	8.99	$86,332
May 2012	7,425	10.52	9.73	8,245
June 2012	375	10.16	9.73	4,435
July 2012	—	—	—	4,435
August 2012	—	—	—	4,435
September 2012	—	—	—	4,435
October 2012	—	—	—	4,435
November 2012	—	—	—	4,435
December 2012	—	—	—	4,435

Total	8,600

During the nine months ended December 31, 2012, the following approved share buyback program was in place (in thousands):

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	584	$4,435
September 2008	8,344	250,000	August 2013	—	—	—

(1)              Represents an estimate of the number of shares remaining to be repurchased, calculated based on the $4.4 million amount remaining to repurchase as of December 31, 2012, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

On January 30, 2013, the Compensation Committee of the Company’s Board of Directors put in place an incentive in connection with the Company’s transformation under new Chief Executive Officer, Bracken P. Darrell.  The incentive provides for a $500,000 cash payment to Erik K. Bardman, the Company’s Senior Vice President, Finance and Chief Financial Officer, to be made on January 29, 2015, provided that he is an employee in good standing on that date.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1 ***	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013

10.2 ***	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan

10.3 ***	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Definition Linkbase Document

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

***   Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

/s/ Bracken P. Darrell
Bracken P. Darrell
President and
Chief Executive Officer

/s/ Erik K. Bardman
Erik K. Bardman
Senior Vice President, Finance
and Chief Financial Officer

February 5, 2013