Form 10-K
period 2013-03-31
LOGITECH INTERNATIONAL SA
filed 2013-05-30
CIK 1032975

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2012, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was approximately $819,557,681. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

          As of May 16, 2013, there were 159,304,255 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2013.

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

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include statements related to:

  •
  our business strategy and investment priorities for fiscal year 2014 and beyond, considering evolving consumer demand trends affecting our products and markets, fluctuations in currency exchange rates, and current and future general regional economic conditions;

  •
  our business and product plans for fiscal year 2014, including the impact of reducing complexity in our product portfolio, new product introductions, and product innovation on future operating results and anticipated operating costs;

  •
  our belief that market opportunities for Logitech products are growing in emerging markets such as China, Eastern Europe and Latin America;

  •
  our belief that Logitech is well positioned to compete in providing products and services to enterprise markets, and video and audio solutions that support unified communication platforms;

  •
  our belief there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile platforms;

  •
  our belief that the restructuring plans implemented in fiscal year 2013 will reduce costs and expenses and improve future performance; and

  •
  the sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs.

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

        Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors, as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.    BUSINESS

Company Overview

        Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet.

        Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia). Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K to the "Company," "Logitech," "we," "our," and "us" refer to Logitech International S.A. and its consolidated subsidiaries.

        Logitech has two operating segments, peripherals and video conferencing.

        Our peripherals segment, which includes retail and OEM channels, encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. In the third quarter of fiscal year 2013, we changed the product category classification for a number of our peripheral retail products in an effort to help investors more clearly track the progress of our various product initiatives. Products within the retail product categories as presented in fiscal years ended 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales. Our new peripheral retail product categories are defined as follows:

  •
  Retail—Pointing Devices:  Our pointing devices include PC-related mice, trackpads, touchpads and presenters.

  •
  Retail—PC Keyboards & Desktops:  Our PC keyboards & desktops include PC keyboards and keyboard/mice combo products. This category was formerly Retail—Keyboards & Desktops, except for tablet accessory products which are now separately reported in the newly formed Retail—Tablet Accessories category.

  •
  Retail—Tablet Accessories:  Our tablet accessories include keyboards and other accessories for tablets and other mobile devices. This is a new category, formerly a part of Retail—Keyboards & Desktops.

  •
  Retail—Audio PC:  Our audio-PC products include PC speakers and PC headsets. This newly formed category was formerly a part of Retail—Audio.

  •
  Retail—Audio—Wearables & Wireless:  Our Audio—wearables & wireless products include non-PC audio products, including ear and headphones, and wireless speakers. This newly formed category was formerly a part of Retail—Audio.

  •
  Retail—Video:  Our video products include webcam, digital video securities systems and TV cams. This category now includes TV cams, which were formerly a part of Retail—Digital Home.

  •
  Retail—PC Gaming:  Our PC Gaming products include PC gaming mice, keyboards, headsets and steering wheels.

  •
  Retail—Remotes:  Our remotes include Harmony remotes. This newly formed category was formerly a part of Retail—Digital Home.

  •
  Retail—Other:  This new category is comprised of a variety of products that we currently intend to transition out of, or have already transitioned out of, as they are no longer strategic to our business. Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products.

        Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our business groups are organized by product categories. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insight, public relations and social media, customer care and digital marketing. Our retail sales and marketing activities are organized into three geographic regions: Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Japan, Australia, Taiwan and India).

        We sell our peripheral products to a network of distributors, retailers and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 87%, 86% and 85% of our net sales for the fiscal years ended March 31, 2013, 2012 and 2011. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world's largest PC manufacturers. For the fiscal years ended March 31, 2013, 2012 and 2011, sales to OEM customers were 7%, 8% and 9% of our net sales.

        Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. Video conferencing products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platforms group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs, and direct enterprise customers. Sales of video conferencing products were 6% of our net sales in the fiscal years ended March 31, 2013, 2012 and 2011.

        Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of peripheral products. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Our LifeSize video communications products are manufactured in Malaysia under contract with a third-party manufacturer. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers and of the product supply chain, and the provision of technical support, customer relations and other services.

        For the fiscal year ended March 31, 2013, we generated net sales of $2.1 billion, an operating loss of $252.4 million and a net loss of $228.1 million. The operating loss and net loss primarily resulted from a $214.5 million goodwill impairment charge related to our video conferencing reporting unit and from $43.7 million in costs related to restructuring plans implemented in fiscal year 2013. We employed approximately 7,700 employees as of March 31, 2013 and conducted business in approximately 100 countries.

        A summary of our net sales and long-lived assets by geographic region can be found in Note 13, Segment Information, to the Consolidated Financial Statements in Item 15, incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A, Risk Factors, incorporated herein by reference.

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

        In the last two years, the PC market has changed dramatically and there continues to be significant weakness in the global market for new PCs. This weakness has had a negative impact on our net sales in all of our PC-related categories. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces and the declining popularity of desktop PCs have rapidly changed the market and usage models for PC peripherals. Although the installed base of PC users is large, in our traditional, mature markets, such as the United States, Canada, Western and Nordic Europe, Japan and Australia, consumer demand for PCs has declined in recent years and we believe it will continue to decline in future years. While we continue to pursue growth opportunities in select PC peripheral product lines in mature markets, we believe there are growth opportunities for our PC peripherals outside the mature markets. In emerging markets, such as China, Eastern Europe and Latin America, the installed base of PC users is continuing to grow, which we believe presents new opportunities for us to broaden our PC peripherals customer base. These large populations present a significantly different demographic and trend line compared with our mature markets.

        In both mature and emerging markets, a strong installed base of business and enterprise customers purchase peripherals for their PCs. There are growth opportunities for our PC peripherals in the enterprise market because the preferences of employees increasingly drive companies' choices in the information technologies they deploy to their employee base.

        Both mature and emerging markets are experiencing strong growth in the popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, which have created new markets and usage models for mobile peripherals and accessories. Logitech has begun to offer peripherals and accessories to enhance the use of such digital platforms. For example, consumers are optimizing their audio experiences on their tablets and smartphones with premium earphones and speakers that pair easily with their mobile devices. Consumers are also enhancing their tablet experience with a range of accessories and peripherals such as the Logitech Ultrathin Keyboard Cover for iPad and the Ultrathin Keyboard Cover for iPad mini that enable them to create, consume and share digital content more conveniently and comfortably.

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

        The trend among businesses and institutions to use video conferencing is even more prevalent than consumer use of video calling, and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of higher Internet bandwidth, video conferencing is becoming a key component of UC (unified communications), which is the integration of enterprise-class collaboration and communications solutions such as voice mail, e-mail, chat, presentation sharing and live video meetings. With large, well-financed competitors such as Cisco Systems, Inc., Microsoft Corporation and Polycom, Inc. participating in this market, the competition is intense. However, we believe that Logitech is well positioned to compete with differentiated video and audio solutions that support the emerging UC platforms.

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

Consumer Behavior and Customer Experience Strategy

        Our strategy is to further our understanding of consumers in each market and integrate the voice of our consumers throughout our product development and marketing efforts. The mission of our consumer insights organization is to strive to understand our consumers so that we can create products and provide services that accurately anticipate their needs—and reach them through marketing and communication programs that are relevant to them.

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

Business Strategy

        Logitech's current strategic objectives are to: (1) maximize profitability in our core product categories, (2) invest in growth opportunities, and (3) divest or discontinue non-strategic product categories.

        Our core product categories focuses on the substantial worldwide installed base of PC and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. We believe that the market for PC peripherals will continue to present opportunities for profitability and growth. In developed markets, the installed base of users is large and the market dynamics provide an opportunity to drive profitability. In emerging markets, such as China, Eastern Europe and Latin America, the installed base of users is still growing, which we believe continues to present opportunities for us to broaden our PC peripherals customer base. In the enterprise market, we believe the preferences of employees increasingly drive companies' choices in the information technology they deploy to their employee base.

        The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the peripherals market. We believe there are significant opportunities for Logitech peripherals and accessories to improve the productivity, navigation and control abilities of tablets, smartphones and other mobile devices, enabling consumers to create, consume and share digital content more conveniently and comfortably. To seize the growth opportunities in the peripherals market for mobile devices, we are focusing on innovating new features and products to provide excellent consumer experience, and on reducing production cycle time to meet the evolving market demand and frequent introductions of new devices. Digital music, the seamless consumption of audio content on home and mobile devices, also presents a growth opportunity, because Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption.

        Our video conferencing segment focuses on high-definition universal video collaboration for businesses and institutions. We believe that our strategy of high quality experience combined with a compelling price/performance advantage will allow us to return to profitability our video conferencing, infrastructure and services business in mature markets, as well as expand into emerging markets.

        During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction. As a result, we made a strategic decision to divest our remotes and digital video security product categories, and plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014. This decision primarily resulted from our belief that these categories of products would not make a meaningful contribution to improving our growth or profitability.

        We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Product Strategy

        To take advantage of the opportunities we anticipate in the growing digital marketplace, Logitech's product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many digital devices used by today's consumers and enterprises.

PC/Mac/Mobile Devices

        Logitech continues to provide new, innovative, high-performance PC and Mac computer navigation devices and audio and video products for the large existing installed base of PC and Mac computers in developed markets, for customers of PC and Mac computers in the fast-growing emerging markets, and for the enterprise market, where we believe the opportunities for Logitech peripherals are significant. In addition, we have developed a range of products for the tablet market, as usage models continue to evolve. Our current tablet product portfolio includes the Logitech Ultrathin Keyboard Cover for iPad and the Ultrathin Keyboard Cover for iPad mini along with a new range of tablet folio covers and tablet folio covers with integrated keyboards. We believe there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile devices.

Digital Music

        Today's consumers consider listening to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption. Our music solutions include speakers for PCs and mobile devices, and the Logitech Ultimate Ears brand of earphones and wireless speakers.

Video Conferencing

        Our LifeSize division represents our focused investment in the growth of video communications in enterprises and business organizations. LifeSize is a leader in HD communication innovation at multiple price points, offering complete and scalable solutions including hardware, software, endpoints, services and infrastructure to small and medium enterprises. LifeSize is addressing the video conferencing market with affordable, simplified systems that align video with the way people work.

Geographic Expansion

        We believe the market opportunities for Logitech products are growing in emerging markets such as China, Eastern Europe and Latin America. In China, we have invested significantly in expanding our sales force and local product and marketing initiatives designed specifically for the Chinese market, as well as securing new channel partners and strengthening relationships with existing partners. As part of our business strategy, we are leveraging the knowledge gained in China to address the additional growth opportunities available in other key emerging geographic areas.

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

Technological Innovation

        Logitech seeks to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, and the meeting room, in addition to the PC, as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe this expansion of access points provides additional attractive and opportunities for Logitech because the relevance and importance of navigation, interaction, video and audio interfaces and applications remains substantially the same across platforms.

        We recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Nine of Logitech's products were selected as 2013 CES (Computer Electronics Show) Innovation Award honorees, including the Logitech Wireless Solar Keyboard K760, a solar powered keyboard that allows you to simultaneously pair with multiple devices and quickly switch among them with a push of a button; the Logitech Solar Keyboard Folio, a solar powered keyboard offering stylish design and protection for the iPad; the Logitech Wireless Rechargeable Touchpad T650 and the Logitech Zone Touch Mouse T400, designed for easy and intuitive navigation of Windows 8; the Logitech Ultrathin Keyboard Cover, an all-in-one solution that provides an ultrathin screen protector and built-in keyboard to enhance the iPad experience; the Logitech Washable Keyboard K310, a keyboard that can be submerged in up to 11 inches of water; the Logitech Bluetooth Illuminated Keyboard K810, a keyboard with Bluetooth connectivity to pair with up to three devices simultaneously; the Logitech UE 9000 Wireless Headphone, a headphone combining laser-tuned drivers and a quality Bluetooth connection for a remarkable audio experience; and the Logitech Harmony Touch, an advanced universal remote that enables customization through an intuitive color touch-screen for unprecedented control of your home-entertainment system.

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

Peripherals

Pointing Devices

        Logitech offers many varieties of pointing devices, sold through retail and OEM channels. Our top revenue generating pointing devices during fiscal year 2013 included the Logitech Wireless Mini Mouse M185, the Logitech Wireless Mouse M325, the Logitech Wireless Mouse M510, the Logitech Performance Mouse MX and the Logitech Marathon Mouse M705 for Business. We continue to develop and introduce new and innovative pointing device products, including:

  •
  Logitech Rechargeable Trackpad T651 for Mac, which gives the full set of multi-touch gestures on a smooth glass surface.

  •
  Logitech Wireless Rechargeable Touchpad T650, which is designed for easy and intuitive navigation of Windows 8.

        We also sell both corded and cordless mice designed specifically for OEM customers.

PC Keyboards & Desktops

        Logitech offers a variety of corded and cordless keyboards and desktops (keyboard-and-mouse combinations). Our top revenue generating PC keyboard and desktop devices during fiscal year 2013 included the Logitech Wireless Combo MK520, the Logitech Wireless Combo MK260, the Logitech Wireless Touch K400, the Logitech Wireless Desktop MK710 and the Logitech Wireless Combo MK330. Some of our recently introduced products in this category include:

  •
  Logitech Bluetooth Easy-Switch Keyboard and Illuminated Keyboard K810, both featuring Logitech Easy-Switch which allows you to quickly change between typing on your PC to typing on your tablet or smartphone with the touch of a button.

  •
  Logitech Keyboard K310, a keyboard that can be hand washed and submerged in up to 11 inches of water.

  •
  Logitech Wireless Solar Keyboard 760, a solar-powered keyboard with Bluetooth connectivity for the Mac, iPad or iPhone.

Tablet Accessories

        Tablet Accessories represents our fastest growing category driven by continued strong demand for the Logitech Ultrathin Keyboard Cover for the iPad. We have leveraged on this success by continuing to further enhance this category through introduction of additional innovative and complementary products, including:

  •
  Logitech Ultrathin Keyboard Cover for iPad mini, an all-in-one solution which provides an ultrathin screen protector and built-in keyboard to enhance the iPad mini experience.

  •
  Logitech Keyboard Folio and Folio mini, designed to both safeguard your tablet and touch-screen while complementing it with refined fabrics and colors to match your personal style.

  •
  Logitech Solar Keyboard Folio, a slim, solar powered keyboard offering stylish design and protection for the iPad.

Audio PC

        This category comprises speakers and headsets designed to enhance the PC experience. Our top revenue generating Audio PC products during fiscal year 2013 included the Logitech Speaker System Z623, the Logitech Surround Sound Speakers Z506, the Logitech Speaker System Z323, the Logitech Speaker System Z313, the Logitech USB Headset H390 and the Logitech Wireless Headset H600. Some of our more recent products in this category include:

  •
  Logitech Speaker System Z553, a THX-Certified speaker system that enables simultaneous connection of up to 3 devices—PC, DVD player, game console and smartphone.

  •
  Logitech USB Headset H340 and H540.

Audio—Wearables and Wireless

        This category comprises of Logitech's UE (Ultimate Ears) product line representing our latest audio technology.

  Audio Wearables

        During fiscal year 2013, our top revenue generating Audio Wearable products, comprising earphones and headphones, included the Logitech UE 900, the Logitech UE 6000vi, the Logitech UE 350VM and the Logitech UE 9000. Some of our recently introduced products in this category include:

  •
  Logitech UE 900, a noise-isolating earphone featuring four-armature speakers and a three-way crossover in a universal fit.

  •
  Logitech UE 4000, Logitech UE 6000 and Logitech UE 9000 headphones.

  Wireless Speakers

        Our top revenue generating Wireless Speaker products during fiscal year 2013 included the Logitech UE Mobile Boombox, the Logitech UE Mini Boombox, the Logitech UE Wireless Boombox Z715 and the Logitech UE Boombox.

        Some of our recently introduced products in this category include:

  •
  Logitech UE Boombox and UE Mobile Boombox, portable speakers with Bluetooth® technology, which enable you to use your phone or tablet to stream your music wirelessly.

Video

        This category comprises webcams, TV cams and digital video security systems.

  Webcams

        Our top revenue generating webcams during fiscal year 2013 included the Logitech HD Pro Webcam 920, the Logitech HD Webcam C615 and the Logitech BCC 950 Conference Cam. Some of our recently introduced products in this category include:

  •
  Logitech Broadcaster Wi-Fi Webcam, a webcam designed for video professionals, bloggers and hobbyists, that provides greater flexibility than other webcams, including live streaming, shooting videos from two different angles or video chatting on a Mac computer.

  •
  Logitech Webcam C930e, a webcam that includes an extra-wide 90-degree field of view, support for the H.264 SVC and UVC 1.5 video encoding standards and high-definition digital pan-tilt-zoom.

  •
  Logitech BCC 950 Conference Cam, a webcam that combines a full HD webcam with a high-quality, omni-directional full-duplex speakerphone in one USB device, enabling small groups to collaborate in conference rooms, closed offices or shared work spaces. Optimized for Microsoft Lync and Skype Certified, the BCC950 Conference Cam works with most UC and video platforms.

  TV Cams

        Logitech's TV cam offerings include TV Cam HD, a high-definition TV camera with built-in Skype capability that operates on any HDTV with HDMI input.

  Video Security Systems

        The Logitech Alert digital video security system is a complete home or small business video security system for self-installation, with software that provides motion alerts and a live view from an Internet-connected computer or your smartphone or tablet. In the third quarter of fiscal year 2013, we made a strategic decision to divest this category by the end of fiscal year 2014.

PC Gaming

        Logitech offers a full range of dedicated game controllers for PC gamers including mice and keyboards, headsets and steering wheels. During fiscal year 2013, our top revenue generating PC Gaming products included the Logitech G27 Racing Wheel, the Logitech Optical Gaming Mouse G400, the Logitech G930 Wireless Gaming Headset, the Logitech Gaming Mouse G500, the Logitech Wireless Gaming Mouse G700 and the Logitech G600 MMO Gaming Mouse. In late March 2013, we significantly enhanced this category through the launch of eight new gaming products including the:

  •
  Logitech G700s Rechargeable Gaming Mouse, a wireless gaming mouse with the report rate of a wired gaming mouse.

  •
  Logitech G19s Gaming Keyboard, a gaming keyboard that provides game stats, gaming specific apps and customizable information panels, all in full color on an integrated, adjustable GamePanel LCD.

  •
  Logitech G430 Surround Sound Gaming Headset, a gaming headset with Dolby Headphone 7.1 surround sound technology, which enables users to hear up to seven discrete channels of audio plus a Low Frequency Effects channel.

Remotes

        Our line of Harmony advanced remote controls for home entertainment systems includes:

  •
  Logitech Harmony Ultimate and the Logitech Harmony Smart Control. Both products feature Logitech's Harmony Hub and Harmony Smartphone App to enable closed-cabinet control and one-touch entertainment access to game consoles from a universal remote or smartphone. The Harmony Hub takes personalizing your activities a step farther into home control with the ability to program your Philips Hue lights to the desired brightness and color with a tap of the Logitech Harmony Ultimate.

  •
  Logitech Harmony Touch remote, a premium advanced universal remote that enables customization with an intuitive color touch-screen for control of the home-entertainment system.

  •
  Logitech Harmony 650 remote, a universal remote featuring a color screen and one click activity buttons.

        In the third quarter of fiscal year 2013, we made a strategic decision to divest our remote category by the end of fiscal year 2014.

 Video Conferencing

        Our LifeSize division offers HD video communication solutions including HD video conferencing products, audio conference telephones, hardware and software infrastructure solutions, video management software, and services to support reliable video and audio communications and help users connect to any network securely and with ease. The LifeSize product line includes:

  •
  Icon Series, which introduces a new, simplified user experience designed to make video communication simple and intuitive so that anyone can use it without training. It is tightly integrated with the LifeSize UVC Platform and its applications to make it easier for users to experience the full power of their platform.

  •
  Unity Series, all-in-one HD video conferencing solutions that are designed specifically for simple setup and ease of use, enabling companies of all sizes to reap the benefits of HD telepresence without the normal high price or the need for a room makeover.

  •
  Passport, an HD video system that delivers telepresence quality at a price point that enables broad deployment across an organization.

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

  •
  LifeSize Connections is a cloud-based infrastructure service that enables secure, immersive communication between meeting room-based video conferencing systems and mobile clients on PCs and Mac computers. It offers an intuitive, cost-effective solution for small and medium businesses looking to deploy business class video conferencing.

Competitive Strengths

        We believe the key competitive strengths that allow Logitech to be successful in the markets in which we compete include:

  •
  Our innovative capability, including understanding of product definition, technology and industrial design excellence, as demonstrated by a list of over 100 industry "firsts" to our name and a patent portfolio of approximately 600 patents.

  •
  Our expertise in key engineering disciplines that underlie our products, and our continued enhancement of our products through the use of advanced technologies.

  •
  The Logitech and LifeSize brand names and industrial designs, which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value.

  •
  Our volume manufacturing and distribution capabilities, which allow us to maintain strong quality process controls and realize significant cost efficiencies.

  •
  Our global presence, capable of drawing on the strengths of our global resources, global distribution system and geographical revenue mix.

  •
  Our expertise in a broad array of PC, Mac and mobile device peripherals.

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

        Our research and development expenses for fiscal years 2013, 2012, and 2011 were $153.9 million, $162.3 million, and $156.4 million. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

        During fiscal year 2013, we determined that the net sales to unaffiliated customers by geographic region amounts previously reported for fiscal years 2012 and 2011 were not properly stated. The table below presents revised amounts along with amounts previously reported in our Form 10-K for fiscal year 2012. These revisions have no impact on the previously reported consolidated statements of operations, consolidated balance sheets or other consolidated financial statements.

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Americas	$809,224	$953,867	$(74,791)	$879,076	$1,032,988	$(78,299)	$954,689
EMEA	799,075	846,464	51,093	897,557	872,774	55,647	928,421
Asia Pacific	491,584	515,872	23,698	539,570	457,124	22,652	479,776

Total net sales	$2,099,883	$2,316,203	$—	$2,316,203	$2,362,886	$—	$2,362,886

        Sales are attributed to countries on the basis of the customers' locations. Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in fiscal years 2013, 2012 and 2011. In fiscal years 2013, 2012 and 2011, the United States represented 33%, 34% and 36% of our total consolidated net sales. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2013, 2012 and 2011.

        In fiscal years 2013, 2012 and 2011, Ingram Micro Inc. and its affiliated entities together accounted for 11%, 14% and 12% of our sales. No other customer individually accounted for more than 10% of our net sales during fiscal years 2013, 2012 and 2011. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

  •
  The agreements are non-exclusive in the particular territory and contain no minimum purchase requirements.

  •
  Each agreement may be terminated for convenience at any time by either party. Most agreements provide for termination on 30 days written notice from either party, with two Ingram Micro agreements providing for termination on 90 days notice.

  •
  We generally offer an allowance for marketing activities equal to a negotiated percentage of sales and volume rebates related to purchase volumes or sales of specific products to specified retailers. These terms vary by agreement.

  •
  Most agreements allow price protection credits to be issued for on—hand or in transit new inventory if we, in our sole discretion, lower the price of the product.

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

        Through our operating subsidiaries, we maintain sales offices or sales representatives in approximately 41 countries.

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

Customer Service and Technical Support

        Logitech maintains customer service and technical support capabilities in the United States, Canada, Europe, and the Asia Pacific region. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, forums, chat, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products that range from one to five years.

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

        In addition, we have been expanding the categories of products we sell and entering new markets, such as the markets for tablet accessories, music accessories and enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

        We expect continued competitive pressure in our retail, OEM, and video conferencing businesses, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions, and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

        Pointing Devices and PC Keyboards & Desktops.    Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially impact our market share.

        Tablet Accessories.    We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the front runners in the tablet keyboard market and continue to expand our product portfolio to other tablet products, we expect the competition will increase as large tablet manufactures, such as Microsoft Corporation, start to offer tablet keyboards and other accessories along with their tablet products.

        Audio PC.    In the PC speaker business, our competitors include Bose, Cyber Acoustics, Altec Lansing LLC and Creative Labs,  Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing.

        Audio Wearables & Wireless.    Our competitors for non-PC audio products, such as earphones and wireless speakers, include Skullcandy, Beats Electronics, Bose, Sennheiser and Jawbone, each of which have higher consumer recognition and retailer shelf space than we do.

        Video.    Our primary competitor for PC webcams is Microsoft, with other various manufacturers taking smaller market share. The worldwide market for PC webcams has been declining, and as a result, fewer competitors have entered the market. Our primary competitors for digital video security systems include Swann Communications, Revo America, Samsung, Lorex and D-Link. During the third quarter of fiscal year 2013, we made a strategic decision to divest our digital video security system product line by the end of fiscal year 2014.

        PC Gaming.    Competitors for our PC Gaming peripheral products include Razer USA Ltd., SteelSeries, A4TECH, Turtle Beach and Mad Catz Interactive.

        Remotes.    Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovation in smartphone and tablet devices, as well as subscriber service specific remotes such as Direct TV, will likely result in increased competition. In the third quarter of fiscal year 2013, we made a strategic decision to divest our remote category by the end of fiscal year 2014.

        Video Conferencing.    We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, which could compete with our LifeSize products and services at the lower-end of the video conferencing market, or could provide other competitors with lower barriers of entry into the video conferencing market.

Intellectual Property and Proprietary Rights

        Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights and trade secrets.

        We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A, Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."

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

        Europe.    In Europe we are subject to the European Union's (EU's) RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment) Directive 2011/65/EU, or RoHS 2. This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be RoHS 2 compliant. Logitech has an active program to ensure compliance with the RoHS 2 directive and continues to source and introduce the use of RoHS 2 compliant components and manufacturing methods in order to comply with the requirements of the directive.

        Logitech is also subject to the EU's ErP (Energy-related Products) Directive, which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the 'CE' mark. The Directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics. To date the following implementing measures within the ErP Directive are active and applicable to Logitech products:

  •
  1275/2008: Eco-design requirements for standby and off mode electric power consumption of electrical and electronic household and office equipment.

  •
  278/2009: Eco-design requirements for no-load condition power consumption and average active efficiency of external power supplies.

        Logitech has assessed the applicability of these implementing measures on relevant product lines and has taken steps to ensure that our products meet the requirements. Adoption of the ErP Directive will be aligned in all EU member states, and we expect conformity will be demonstrated by Logitech in conjunction with current CE conformity marking requirements. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland). Such requirements are substantially met by compliance with the ErP Directive.

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

        Logitech has also assessed the applicability of the European REACH Directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals). Logitech is not subject to aspects of this Directive which relate to chemical substance import and control due to our current manufacturing structure. The aspect of this Directive which relates to product content does impact Logitech and we have taken steps to ensure that all substances of very high concern (on a list of candidate substances for authorization that is published on the EU Agency-website) present in products above a concentration limit are eliminated in subsequent product designs or notified per the Directive requirements. Additions to this list of candidate substances are reviewed on a regular basis to give consideration to any updates to the substances of very high concern (SVHC) list performed by the relevant EU agency.

        China.    In China we are subject to China's law on Management Methods on the Control of Pollution Caused by Electronic Information Products (China RoHS). This is substantially similar to the EU RoHS Directive, and as such, Logitech products are already compliant. China RoHS requires additional labelling of product that will be shipped in China and Logitech has taken steps to help ensure we comply with these requirements.

        United States and Canada.    In the U.S., we are subject to, among other laws, Appliance Efficiency Regulations adopted via the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of Logitech's products. The standards apply to appliances sold or offered for sale throughout the U.S., and Logitech has redesigned or changed products to comply with these regulations. We are also subject to California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous.

        Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We are in the process of establishing systems which will facilitate our compliance with the sourcing and traceability obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission to cover calendar year 2013. As an EICC (Electronic Industry Citizenship Coalition) member, Logitech is actively participating in the establishment of this industry-wide "Conflict Minerals" standard by which these requirements will be met.

        In addition, the Transparency in Supply Chain Act of 2010 (S.B. 657) is effective from Logitech's fiscal year 2012. The law requires all retailers and manufacturers of tangible products who do business in California and have annual gross receipts exceeding $100 million to disclose on their company websites their efforts to combat forced labor and human trafficking in their own supply chains. Logitech's disclosure is posted on our website, www.logitech.com.

        In Canada and the United States, we are subject to laws in various Canadian provinces and U.S. states that impose fees to cover the cost of end of life responsible disposal and recycling of packaging, product and batteries. These laws require producers of electrical goods, packaging and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries.

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

        The effects on Logitech's business of complying with other government regulations are limited to the cost of agency fees and testing, as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end of life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will seek to modify our products or processes to address those changes.

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

Employees

        As of March 31, 2013, we employed approximately 7,700 people. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good. During fiscal year 2013, we announced restructuring plans, including a worldwide reduction in workforce, to align our organization to our new strategy and to reduce our future operating costs.

Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of May 30, 2013:

Name	Age	Nationality	Position
Guerrino De Luca	60	Italian and U.S.	Executive Chairman of the Board
Bracken P. Darrell	50	U.S.	President and Chief Executive Officer
L. Joseph Sullivan	59	U.S.	Sr. Vice President, Worldwide Operations

        Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008 and as Chief Executive Officer since April 2012. Mr. De Luca served as Logitech's acting president and chief executive officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech's President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Computer, Inc., a consumer electronics and computer company, from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a Laurea degree in Electronic Engineering from the University of Rome, Italy.

        Bracken P. Darrell joined Logitech as President in April 2012 and became Chief Executive Officer in January 2013. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President,

Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with P&G (The Procter & Gamble Company), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell currently serves on the Board of Trustees of Hendrix College. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.

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

Available Information

        Our Investor Relations Web site is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations Web site. The information we post includes filings we make with the U.S. Securities and Exchange Commission (SEC), including reports on Forms 10-K, 10-Q, 8-K, our proxy statement related to our annual shareholders' meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws or Swiss laws. All such filings and information are available free of charge on the web site, and we make them available on the web site as soon as reasonably possible after we file or furnish them with the SEC. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these Web sites are intended to be inactive textual references only.

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

  •
  We may not fully or timely realize the anticipated benefits from the restructuring plans we implemented during fiscal year 2013. The restructuring plans were intended to simplify the organization, to reduce operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories for mobile devices and digital music.

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

        As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers' ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers' demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

         We believe sales of our PC (personal computer) peripherals in our mature markets will continue to decline, and that our future growth will depend on our new product categories and sales in emerging market geographies, and if we do not successfully execute on our growth opportunities, or if our sales of PC peripherals in mature markets are less than we expect, our operating results could be adversely affected.

        We have historically targeted peripherals for the PC platform. Consumer demand for PCs in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia has been declining and we expect it to continue to decline in the future. As a result, consumer demand for PC peripherals in mature markets is slowing and in some cases declining. We expect this trend to continue. For example, we experienced weak consumer demand for many of our PC peripherals in each quarter of fiscal year 2013, which adversely affected our financial performance. From time to time, our channel partners have also reduced their inventory levels for PC peripherals as the PC market has continued to decline. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 7%, 8% and 9% of total revenues in the fiscal years ended March 31, 2013, 2012 and 2011.

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

        As a result, we are focusing more of our personnel, financial resources, and management attention on product innovations and growth opportunities, on products for tablets and mobile devices, on products for the consumption of digital music, on products for PC gaming, in emerging markets, and on other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

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

        Digital Music.    We are focused on products for the consumption of digital music as a future sales growth area. During fiscal year 2013, we increased our product development and marketing investment in digital music. However, several of our product launches were not as successful in fiscal year 2013 as we had expected due to a combination of our decision to limit our investment in LifeStyle brand marketing and weak competitive differentiation. This remains a new market for us, and we still face a steep learning curve. Historically our audio product development and marketing efforts have focused primarily on products for the PC platform and on sound quality. This past experience has not been transferable to the consumption of music through mobile devices such as tablets and smartphones, where we believe consumers put a greater emphasis on features such as convenience and brand. In addition, competition in the digital music consumption category is intense, and we expect it to increase. If we are not able to identify product development and marketing skill gaps, resolve them, and introduce differentiated product and marketing strategies to separate ourselves from competitors, our digital music efforts will not be successful, and our business and results of operations could be adversely affected.

        PC Gaming.    We are shifting the focus of our gaming accessories from devices for console gaming, such as PlayStation, Xbox and Nintendo Wii, to keyboards, mice and other products for PC gaming, which we believe are the market segments with better growth opportunities. The developing and changing market and increasing competition increase the risk that we will not be successful with this more narrow focus, and our business and results of operations could be adversely affected.

        Emerging Markets.    We believe that the world's emerging markets, such as China, Eastern Europe and Latin America, will, for the next several years, continue to be growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets declines or does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

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

        The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services or could provide other competitors with lower barriers of entry into the video conferencing market.

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

        Pointing Devices and PC Keyboards & Desktops.    Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially impact our market share.

        Tablet Accessories.    We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the front runners in the tablet keyboard market and continue to expand our product portfolio to other tablet products, we expect the competition will increase as large tablet manufactures, such as Microsoft Corporation, start to offer tablet keyboards and other accessories along with their tablet products.

        Audio PC.    In the PC speaker business, our competitors include Bose, Cyber Acoustics, Altec Lansing LLC and Creative Labs,  Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing.

        Audio Wearables & Wireless.    Our competitors for non-PC audio products, such as earphones and wireless speakers, include Skullcandy, Beats Electronics, Bose, Sennheiser and Jawbone, each of which have higher consumer recognition and retailer shelf space than we do.

        Video.    Our primary competitor for PC webcams is Microsoft, with other various manufacturers taking smaller market share. The worldwide market for PC webcams has been declining, and as a result, fewer competitors have entered the market. Our primary competitors for digital video security systems include Swann Communications, Revo America, Samsung, Lorex and D-Link.

        PC Gaming.    Competitors for our PC Gaming peripheral products include Razer USA Ltd., SteelSeries, A4TECH, Turtle Beach and Mad Catz Interactive.

        Remotes.    Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovation in smartphone and tablet devices, as well as subscriber service specific remotes such as Direct TV, will likely result in increased competition.

        Video Conferencing.    We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, which could compete at the lower-end of the video conferencing market with our LifeSize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

         Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

        Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone, Android phones and tablets. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

         We may not fully realize the anticipated benefits from our restructuring plans.

        In order to simplify the organization, to implement our strategic focus on growth opportunities, to reduce operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, and to better align costs with our current business and decreasing revenues, we restructured our business in fiscal year 2013. We may continue to restructure in fiscal year 2014 as we divest or discontinue non-strategic product categories.

        Our ability to achieve the anticipated cost savings and other benefits from these restructurings within our expected timeframes are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from these restructuring plans. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future.

        As part of the restructuring plans, we conducted intensive reviews of our product portfolio in fiscal year 2013 and attempted to reduce the assortment of similar products at similar price points within each product category, which we believe has generated confusion for the consumer. While we are constantly replacing products and dependent on the success of our new products, this product line simplification effort was substantial, making us even more dependent on the success of the new products that we are introducing.

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

        As we expand into accessories for tablets and other mobile devices, and digital music, our products in those categories may have lower gross margins than in our traditional product categories. Consumer demand in these product categories, based on style, color and other factors, tends to be less predictable and tends to vary more across geographic markets. As a result, we may face higher up-front investments and inventory costs associated with attempting to anticipate consumer preferences. If we are unable to offset these potentially lower margins by enhancing the margins in our more traditional product categories, our profitability may be adversely affected.

        The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.

         As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business if they are unsuccessful.

        During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest our remote controls and digital video security categories and to discontinue other non-strategic products. If we are unable to effect such sales on favorable terms or if such realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. In addition, discontinuing products with service components may cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand.

        As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management's attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $214.5 million non-cash goodwill impairment charge in fiscal year 2013. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

        As we expand into accessories for tablets and other mobile devices and digital music, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. Entrenched and more experienced competitors will make these transitions difficult. If we are unable to build successful distribution channels or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to effect a turnaround in our declining revenues could be adversely affected.

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

  •
  varying laws, regulations and other legal protections, uncertain and varying enforcement of those laws and regulations, dependence on local authorities, and the importance of local networks and relationships;

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

        We have been expanding the categories of products we sell, and entering new markets, such as the market for enterprise video conferencing and our introduction of products for tablets, other mobile devices and digital music. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios and by the increasing attempts by companies in the technology industries to enjoin their competitors from selling products that they claim infringe their intellectual property rights. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

         We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

        As disclosed in Item 9A of this report, we identified a material weakness in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remediation measures are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see "Item 9A. Controls and Procedures."

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

         We are upgrading our worldwide business application suite, and difficulties, distraction or disruptions may interrupt our normal operations and adversely affect our business and operating results.

        During fiscal years 2014 and 2015, we plan to devote significant resources to the upgrade of our worldwide business application suite to Oracle's version R12. Oracle has already begun to discontinue its support for our current business application suite, version 11i. As a result of that discontinued support or our upgrade or both, we may experience difficulties with our systems, management distraction, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

         Goodwill impairment charges could have an adverse effect on the results of our operations.

        Goodwill associated with a number of previous acquisitions could result in impairment charges. The slowdown in the overall video conferencing industry in recent quarters, together with the competitive environment in fiscal year 2013, resulted in a $214.5 million non-cash goodwill impairment charge in fiscal year 2013, which substantially impacted operating results. As we attempt to effect a turnaround of our business, including returning our LifeSize video conferencing segment to profitability and divesting or discontinuing product categories or products that we previously acquired, we will need to continue to evaluate the carrying value of our goodwill. Additional impairment charges could adversely affect our results of operations.

         Our effective income tax rates may increase in the future, which could adversely affect our net income.

        We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management's assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

        We file Swiss and foreign tax returns. We are frequently subject to tax audits, examinations and assessments in various jurisdictions. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2013:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Silicon valley campus, research and development, product marketing, sales management, technical support and administration	264,000	Leased
Austin, Texas	LifeSize operating segment	99,000	Leased
Fremont, California	Former silicon valley campus	46,300	Leased
Camas, Washington	Ultimate Ears Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted(1)
Mexico City, Mexico	Distribution center	20,000	Contracted(1)
Montevideo, Uruguay	Distribution center	12,500	Contracted(1)
EMEA:
Morges, Switzerland	EMEA headquarters, sales and marketing management, technical support and administration	62,300	Leased
Lausanne, Switzerland	Research and development, product marketing and technical support	46,700	Leased
Cork, Ireland	Finance, administration, research and development	18,900	Leased
Munich, Germany	LifeSize operating segment, finance, administration, sales and marketing	17,800	Leased
Nijmegen, Netherlands	Finance, administration and distribution center support	14,700	Leased
Oostrum, Netherlands	Distribution center	155,600	Contracted(1)
Dubai, United Arab Emirates	Distribution center	54,000	Contracted(1)
Waalwijk, Netherlands	Distribution center	26,000	Contracted(1)
Asia Pacific:
Suzhou, China	High-volume manufacturing	627,900	Owned
Suzhou, China	High-volume manufacturing	245,200	Leased
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance and administration	116,500	Leased
Bangalore, India	LifeSize Business Division research and development	22,400	Leased
Shanghai, China	Sales and marketing	22,200	Leased
Shenzhen, China	Sales and marketing	11,700	Leased
Tokyo, Japan	Sales, logistics, finance, administration and human resources	10,100	Leased
Chennai, India	Digital Home Group engineering and quality assurance	10,100	Leased
Hong Kong, China	Distribution center	67,300	Contracted(1)
Singapore, Singapore	Distribution center	60,000	Contracted(1)
Tokyo, Japan	Distribution center	33,000	Contracted(1)
Shenzhen, China	Distribution center	32,000	Contracted(1)
Dayuan Township, Taiwan	Distribution center	18,100	Contracted(1)

(1)
Contracted through a third-party warehouse management company.

        Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory. We also have leased sales offices in approximately 66 locations and 41 countries, with various expiration dates from 2014 to 2028.

        We believe that Logitech's manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.

ITEM 3.    LEGAL PROCEEDINGS

        From time-to-time we are involved in claims and legal proceedings which arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and intends to vigorously defend against them. Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on Nasdaq. As of May 16, 2013, there were 173,106,620 shares issued (including 13,802,365 shares held as treasury stock) held by 17,266 holders of record, and the closing price of our shares was CHF 6.30 ($6.53 based on exchange rates on such date) per share on the SIX Swiss Exchange and $6.61 per share as reported by the Nasdaq Stock Market.

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

	Price per share on the SIX Swiss Exchange
	High	Low	High	Low
	CHF	CHF	$	$
Quarterly Highs and Lows:
Fiscal year 2013:
First quarter	10.69	6.93	11.37	7.59
Second quarter	10.31	7.95	10.86	8.50
Third quarter	8.80	6.27	9.36	6.71
Fourth quarter	7.25	6.12	7.87	6.66
Fiscal year 2012:
First quarter	13.95	8.65	15.22	10.35
Second quarter	9.87	5.99	11.81	8.05
Third quarter	8.94	6.65	10.17	7.27
Fourth quarter	8.24	6.57	8.95	7.07

Nasdaq Global Select Market

        The following table sets forth certain historical share price information for the Company's shares traded on the Nasdaq Global Select Market.

	Price per share on Nasdaq
	High	Low
	$	$
Quarterly Highs and Lows:
Fiscal year 2013:
First quarter	11.22	7.64
Second quarter	10.86	8.18
Third quarter	9.38	6.63
Fourth quarter	7.83	6.60
Fiscal year 2012:
First quarter	14.84	10.48
Second quarter	11.64	7.72
Third quarter	10.34	7.21
Fourth quarter	8.91	7.20

Dividends

        Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's board of directors. On September 5, 2012, Logitech's shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.

        Dividends paid and similar cash or in-kind distributions made by Logitech to a holder of Logitech shares (including dividends or liquidation proceeds and stock dividends), other than distributions of qualifying additional paid-in-capital if it is available under the current Swiss tax regime, are subject to a

Swiss federal anticipatory tax at a rate of 35%. The anticipatory tax must be withheld by Logitech from the gross distribution, and paid to the Swiss Federal Tax Administration.

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

Share Repurchases

        The following table presents certain information related to purchases made by Logitech of its equity securities (in thousands, except per share amounts):

	Total Number of Shares Purchased as Part of Publicly Announced Program			Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
		Average Price Paid Per Share
Period		in USD	in CHF
April 2011	—	—	—	$250,000
May 2011	—	—	—	250,000
June 2011	—	—	—	250,000
July 2011	—	—	—	250,000
August 2011	7,329	9.54	7.62	180,061
September 2011	280	10.83	8.61	177,030
October 2011	—	—	—	177,030
November 2011	—	—	—	177,030
December 2011	—	—	—	177,030
January 2012	1,780	7.51	6.90	163,662
February 2012	7,195	8.55	7.79	102,145
March 2012	925	8.53	7.66	94,255
April 2012	800	9.90	8.99	86,332
May 2012	7,425	10.52	9.73	8,245
June 2012	375	10.16	9.73	4,435
July 2012	—	—	—	4,435
August 2012	—	—	—	4,435
September 2012	—	—	—	4,435
October 2012	—	—	—	4,435
November 2012	—	—	—	4,435
December 2012	—	—	—	4,435
January 2013	—	—	—	4,435
February 2013	—	—	—	4,435
March 2013	—	—	—	4,435

Total	26,109

        In fiscal year 2013, the following approved share buyback programs were in place (in thousands):

Date of Announcement	Approved Share Amount	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	657	$4,435
September 2008	8,344	250,000	August 2013	—	—	—

(1)
Represents an estimate of the shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2013, $4.4 million, divided by the adjusted close price of Logitech shares traded on the SIX Swiss Exchange as of the same date, $6.75 per share.

        On September 5, 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during the third quarter of fiscal year 2013, which decreased treasury shares outstanding by this amount but also decreased shares issued and outstanding from 191.6 million to 173.1 million.

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

        The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2008, and calculates the annual return through March 31, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2008	2009	2010	2011	2012	2013
Logitech	$100	$40	$64	$71	$31	$27
Nasdaq Composite Index	$100	$67	$105	$122	$136	$143
S&P 500 IT Index	$100	$60	$88	$100	$106	$120

ITEM 6.    Selected Financial Data

        The selected financial data set forth below as of March 31, 2013 and 2012, and for the fiscal years ended March 31, 2013, 2012 and 2011, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of March 31, 2011, 2010 and 2009, and for the fiscal years ended March 31, 2010 and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$2,099,883	$2,316,203	$2,362,886	$1,966,748	$2,208,832
Gross profit	707,302	776,589	836,506	626,896	691,226
Operating expenses:
Marketing and selling	431,598	423,854	420,580	304,788	319,167
Research and development	153,922	162,331	156,390	135,813	128,755
General and administrative	113,824	118,423	116,880	106,147	113,103
Impairment of goodwill and other assets(1)	216,688	—	—	—	—
Restructuring charges(2)	43,704	—	—	1,784	20,547

Total operating expenses	959,736	704,608	693,850	548,532	581,572
Operating income (loss)	(252,434)	71,981	142,656	78,364	109,654
Net income (loss)	$(228,137)	$71,458	$128,460	$64,957	$107,032
Net income (loss) per share:
Basic	$(1.44)	$0.41	$0.73	$0.37	$0.60
Diluted	$(1.44)	$0.41	$0.72	$0.36	$0.59
Shares used to compute net income (loss) per share:
Basic	158,468	174,648	176,928	177,279	178,811
Diluted	158,468	175,591	178,790	179,340	182,911
Cash dividend per share	$0.85	$—	$—	$—	$—
Net cash provided by operating activities	$116,990	$196,142	$156,742	$365,259	$200,587

	March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$333,824	$478,370	$477,931	$319,944	$492,759
Total assets	$1,374,111	$1,856,494	$1,861,556	$1,599,678	$1,421,530
Shareholders' equity	$733,704	$1,150,241	$1,205,001	$999,715	$997,708

(1)
Impairment of goodwill and other assets during fiscal year 2013 was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit.

(2)
The $43.7 million in restructuring costs during fiscal year 2013 related to restructuring plans we implemented in fiscal year 2013.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth above in Item 1A, Risk Factors, and below in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Overview of Our Company

        Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet. We have two operating segments: peripherals and video conferencing.

        Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, headsets, wireless speakers, earphones and stands. Our Internet communications products include webcams, headsets, video communications services, and digital video security systems. Our digital music products include speakers, earphones and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include a range of gaming controllers and microphones, as well as other accessories. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction. As a result, we made a strategic decision to divest our Retail-Remote product category and our digital video security product line, included within our Retail-Video product category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014. This decision primarily resulted from our belief that these categories of products would not make a meaningful contribution to improve our growth or profitability.

        Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our business groups are organized by the following product categories: Pointing Devices, PC Keyboards & Desktops, Tablet Accessories, Audio PC, Audio-Wearables & Wireless, Video, PC Gaming, and Remotes. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insight, public relations and social media, customer care and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

        We sell our peripheral products to a network of distributors, retailers and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 87% and 86% of our net sales for the fiscal years ended March 31, 2013 and 2012. The large majority of our revenues have historically been derived from sales of our peripheral products for use by consumers. Our OEM customers include the majority of the world's largest PC manufacturers. Sales to OEM customers were 7% and 8% of our net sales for the fiscal years ended March 31, 2013 and 2012.

        Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. Video conferencing products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a separate marketing and sales organization which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and occasionally, direct enterprise customers. Sales of LifeSize products were 6% of our net sales in the fiscal years ended March 31, 2013 and 2012. During fiscal year 2013, we recorded a non-cash goodwill impairment charge of $214.5 million related to our video conferencing segment.

        We seek to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, the digital home, and the enterprise as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe that continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future consumer trends with new and improved product technologies, partnering with others where our strengths are complementary, as well as leveraging the value of the Logitech and LifeSize brands from a competitive, channel partner and consumer experience perspective. We believe innovation and product quality are important to gaining market acceptance and maintaining market leadership.

        We have been expanding the categories of products we sell and entering new markets, such as the markets for tablet accessories. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

        Our peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by platform evolution, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both mature retail and OEM markets. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

        From time-to-time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world.

Summary of Financial Results

        Our total net sales for the fiscal year ended March 31, 2013 decreased 9%, compared with the fiscal year ended March 31, 2012, due to the continued decline in retail, as well as OEM and video conferencing sales.

        Retail sales during the fiscal year ended March 31, 2013 decreased 8% and retail units sold decreased 7%, compared with the fiscal year ended March 31, 2012. We experienced declines in all retail regions, 7% decline in the Americas region, 11% decline in the EMEA region, and 4% decline in the Asia Pacific region. If foreign currency exchange rates had been the same in the fiscal year ended March 31, 2013 and 2012, the percentage changes in our constant dollar retail sales would have been a decrease of 7% in the Americas regions, 7% in the EMEA region, and 4% in the Asia Pacific region. Sales incentive spending (including pricing discounts) during fiscal year ended March 31, 2013, compared with fiscal year ended March 31, 2012, decreased by 12% due to lower sell-through during this period. Sales returns expense during fiscal year ended March 31, 2013, compared with fiscal year ended March 31, 2012, decreased by 15% due to lower channel inventory aging during this period.

        Sales of video conferencing products, which were 6% of total net sales in each of the fiscal years ended March 31, 2013 and 2012, decreased by 7% in the fiscal year ended March 31, 2013, compared with the prior fiscal year, due to sales declines in all geographic regions.

        Our gross margin for the fiscal year ended March 31, 2013 remained relatively constant at 33.7%, compared with 33.5% for the prior fiscal year. During fiscal year 2013, we benefitted from gross margin improvement primarily due to the absence of an inventory valuation adjustment related to Logitech Revue and related peripherals which occurred during fiscal year 2012, and from improvements to our channel pricing program and global supply chain process. These improvements were almost entirely offset by an unfavorable change in retail product mix, the negative impact of a weaker euro, a charge to revalue our inventory of several headphones and a large form-factor wireless speaker included in our Audio—Wearables & Wireless retail product category, actions related to the simplification of our product portfolio and restructuring-related costs.

        Operating expenses for the fiscal year ended March 31, 2013 were 46% of net sales, compared with 30% in the prior fiscal year. This increase was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit and from $43.7 million in costs related to restructuring plans we implemented in fiscal year 2013.

        Net loss for the fiscal year ended March 31, 2013 was $228.1 million, compared with net income of $71.5 million in the fiscal year ended March 31, 2012. This decline primarily resulted from the $214.5 million goodwill impairment charge and the $43.7 million in restructuring charges, offset in part by a discrete tax benefit of $32.1 million from the closure of federal income tax examinations in the United States.

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

        We believe Logitech's future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones and other mobile devices, and for digital music, including wireless speakers and wearables such as earphones, to limit and offset the decline in our PC peripherals and to pursue growth opportunities in emerging markets, mobility-related products, products for digital music and sales to enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

        Mature and Emerging Markets.    In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some case declining. While we continue to pursue growth opportunities in select PC peripheral product lines in mature markets, we believe there are growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market, with the result that China was our third-largest country in retail sales for fiscal ended March 31, 2013. We are also expanding our presence in other emerging markets.

        Enterprise Market.    We are continuing our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies' choices in the information technologies they deploy to their employee base. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

        Tablets, Smartphones and Other Mobile Devices.    The increasing popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, have created new markets and usage models for peripherals and accessories. Logitech has begun to offer products to enhance the use of mobile devices. For example, we are experiencing strong demand for our tablet keyboards, led by our Logitech Ultrathin Keyboard Cover, which currently represents our best selling product across all of our product categories. During the fourth quarter of fiscal year 2013, we also introduced the Logitech Ultrathin Keyboard mini, a slim protective keyboard cover designed to enhance the iPad mini experience. Initial demand for the Logitech Ultrathin Keyboard mini has been very positive. The tablets and accessories category is one of the primary strategic categories of our business. We continue to expand and leverage on our success in this category through the introduction of innovative products such as the Logitech Keyboard Folio and Folio mini, and the Logitech FabricSkin Keyboard Folio for iPad and iPad, announced in late March 2013 and April 2013.

        Digital Music.    We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers' needs for music consumption, including Logitech UE earphones and digital music speakers.

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

        Trends in Other Peripheral Product Categories.    Some of our other peripherals product categories are experiencing significant market challenges. As the quality of PC-embedded webcams improves, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction. As a result, we made a strategic decision to divest our entire Retail-Remotes product category and our digital video security product line included in our Retail-Video product category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014.

Trends Specific to our Video Conferencing Segment

        The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for Logitech. However, the overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment in fiscal year 2013. This resulted in a $214.5 million non-cash goodwill impairment charge in the fiscal year ended March 31, 2013. We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors, and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions. We also are seeking to offer LifeSize products designed to enhance the use of mobile devices in video conferencing applications.

        Emerging Market.    China also represents a significant targeted emerging market for our video conferencing segment. We have invested significantly in growing the number of our video conferencing sales, marketing and administrative personnel in China.

Critical Accounting Estimates

        The preparation of financial statements and related disclosures in conformity with U.S. GAAP (generally accepted accounting principles in the United States of America) requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities.

        We consider an accounting estimate critical if it: (i) requires management to make judgments and estimates about matters that are inherently uncertain; and (ii) is important to an understanding of our financial condition and operating results.

        We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

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

        Returns.    We grant limited rights to return products. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.

        Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of our products, or a fixed dollar credit for various marketing arrangements. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the time of sale, or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

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

        We regularly evaluate the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require us to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to revenue or increase operating expenses. If, at any future time, we become unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

Inventory Valuation

        We must order components for our products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.

        We record inventories at the lower of cost or market value and record write-downs of inventories which are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. We identify inventory exposures by comparing inventory on hand, in the channel and on order to historical and forecasted sales over forecasted sales periods. Inventory on hand which is not expected to be sold or utilized based on review of forecasted sales and utilization is considered excess, and we recognize the write-off in cost of sales at the time of such determination. The write-off is determined by comparison of the current replacement cost with the estimated selling price less any costs of completion and disposal (net realizable value) and the net realizable value less an allowance for normal profit. At the time of loss recognition, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs which could adversely affect gross margins in the period when the write-downs are recorded.

Share-Based Compensation Expense

        Share-based compensation expense includes compensation expense, reduced for estimated forfeitures. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (restricted stock units) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the share market price on the date of grant. For stock options and restricted stock assumed by Logitech when LifeSize was acquired, the grant date used to estimate fair value was deemed to be December 11, 2009, the date of acquisition. Compensation expense for awards granted or assumed after April 1, 2006 is recognized on a straight-line basis over the service period of the award.

        Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. We use historical data to estimate pre-vesting forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

        The assumptions used in calculating the fair value of share-based compensation expense and related tax effects represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our share-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.

Accounting for Income Taxes

        Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by the changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in our assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

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

Goodwill

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

        The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit. We may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using an income approach employing a discounted cash flow ("DCF") and a market-based model. The DCF model is based on projected cash flows from our most recent forecast ("assessment forecast") developed in connection with each of our reporting units to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate ("CAGR") during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach model was based on applying certain revenue and earnings multiples of comparable companies relevant to each of our reporting units to the respective revenue and earnings metrics of our reporting units. To test the reasonableness of the fair values indicated by the income approach and the market-based approach, we also assessed the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market's price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. The Step 2 test measures the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

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

  •
  Discount rate assumptions.  A hypothetical percentage increase of 108% in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

  •
  CAGR assumptions.  A hypothetical percentage decrease of 600% in the CAGR rate, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value.

  •
  Terminal value assumptions.  A hypothetical percentage decrease of 110% in the terminal value, holding all other assumptions constant, would not have decreased the fair value of the peripherals reporting unit below its carrying value.

Video Conferencing

        Key assumptions used in the Step 1 income approach analyses for our video conferencing reporting unit also included the appropriate discount rates, CAGR during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period. Both the income and market approaches arrived at estimated fair values within a relatively close range, which supported the reasonableness of each assessment. We proceeded with a Step 2 assessment because the estimated fair value of our video conferencing reporting unit was less than its carrying value. The Step 2 test required us to fair value all assets and liabilities of our video conferencing reporting unit to determine the implied fair value of this reporting unit's goodwill. We were unable to fully complete the Step 2 analysis prior to filing of our Form 10-Q for the quarterly period ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of our video conferencing reporting unit. Based on our work performed during the third quarter of fiscal year 2013, we initially recorded an estimated goodwill impairment charge of $211.0 million during that period. During the fourth quarter of fiscal year 2013, we completed our annual goodwill impairment assessment and recorded an additional $3.5 million in goodwill impairment charge related to our video conferencing reporting unit. The total goodwill impairment charge of $214.5 million had no cash flow impact.

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

Results of Operations

Net Sales

        Net sales by channel for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
Peripherals
Retail	$1,821,657	$1,982,783	$2,005,210	(8)%	(1)%
OEM	141,186	185,959	223,775	(24)%	(17)%

Total Peripherals	1,962,843	2,168,742	2,228,985	(9)%	(3)%
Video Conferencing	137,040	147,461	133,901	(7)%	10%

Total net sales	$2,099,883	$2,316,203	$2,362,886	(9)%	(2)%

        Our retail sales decreased 8% and retail units sold decreased 7% in fiscal year 2013, compared with the prior fiscal year. We experienced declines in all three regions during fiscal year 2013. Our overall retail average selling price declined 1% in fiscal year 2013 compared with the prior fiscal year.

        Our retail sales in fiscal year 2012 were essentially flat compared with fiscal year 2011, as the retail sales increase in the Asia Pacific region was offset by declines in the EMEA and Americas regions. Retail units sold increased 3% in fiscal year 2012 compared with the prior fiscal year. Our overall retail average selling price declined 4% in fiscal year 2012 compared with the prior fiscal year.

        Products priced below $40 represented approximately 56%, 55% and 56% of retail sales in fiscal years 2013, 2012 and 2011, while products priced above $100 represented 14%, 13% and 18% of retail sales in fiscal years 2013, 2012 and 2011.

        If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, our constant dollar retail sales would have decreased 6%. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, our constant dollar retail sales would have decreased 3%.

        OEM net sales decreased 24% and 17% and units sold decreased 12% in fiscal years 2013 and 2012, compared with the preceding fiscal years. These declines were primarily due to lower sales in the keyboard/desktop category due to product mix changes with a large customer, and lower sales of OEM mice. If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, our constant dollar OEM sales would have decreased 24%. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, our constant dollar OEM sales would have decreased 18%.

        Video conferencing net sales decreased 7% in fiscal year 2013, compared with the prior fiscal year, due to sales declines in all geographic regions, and were impacted by the slowdown in the overall video conferencing industry in recent quarters, together with the competitive environment in fiscal year 2013 and lower demand related to new product launches. Video conferencing net sales increased 10% in fiscal year 2012 over 2011, primarily driven by growth in the EMEA and Asia Pacific regions, with strong growth in Russia, China and Australia. Sales of infrastructure software and hardware grew due to the launch of the LifeSize Bridge and the LifeSize UVC Video Center in late fiscal year 2011. Foreign currency exchange rates did not affect LifeSize sales.

        Although our financial results are reported in U.S. dollars, a portion of our sales were made in currencies other than the U.S. dollar, such as the euro, Chinese renminbi, Japanese yen, Canadian dollar and Australian dollar. The following table presents the approximate percentage of our total net sales that were denominated in currencies other than the U.S. dollar in the fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Currencies other than USD	46%	45%	42%

        If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, and in fiscal years 2012 and 2011, the percentage changes in our constant dollar net sales would have been:

	2013	2012
Peripherals
Retail	(6)%	(3)%
OEM	(24)%	(18)%
Video Conferencing	(7)%	10%

Total net sales	(8)%	(3)%

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

        Net sales reflect allowances for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs.

Retail Sales by Region

        The following table presents the change in retail sales by region and the change in constant dollar retail sales if foreign currency exchange rates had been the same in fiscal year 2013 compared with fiscal year 2012, and fiscal year 2012 compared with fiscal year 2011:

	2013 vs 2012			2012 vs 2011
	Change in Retail Units Sold	Change in Retail Sales	Change in Constant Dollar Retail Sales	Change in Retail Units Sold	Change in Retail Sales	Change in Constant Dollar Retail Sales
Americas	(4)%	(7)%	(7)%	(5)%	(7)%	(7)%
EMEA	(11)%	(11)%	(7)%	(3)%	(2)%	(4)%
Asia Pacific	(5)%	(4)%	(4)%	25%	18%	15%

Total retail sales	(7)%	(8)%	(6)%	3%	(1)%	(3)%

        We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third party nature of the data. Although the sell-through data we obtained typically represents a majority of our retail sales, the customers supplying sell-through data vary by geographic region and from period-to-period. As a result of these limitations, sell-through data may not be an accurate indicator of actual consumer demand for our products.

  Americas

        The Americas region experienced a 7% decline in retail sales during the fiscal year ended March 31, 2013, compared with the prior fiscal year. This decline was primarily from a significant decrease in our Other category, comprised of products that are no longer strategic to our business, and from decreases in our Video, Remotes, PC Gaming and Pointing Device categories. These decreases were offset in part by an increase of 108% in Tablet Accessories due to continued strong demand from the Logitech Ultrathin Keyboard Cover for the iPad. During fiscal year 2013, we experienced weakness primarily in the United States, offset in part by improvement in Mexico and Brazil. Retail sell-through in the Americas region decreased 5% in fiscal year 2013 compared with the prior fiscal year.

        Retail sales in the Americas region experienced a 7% decline during fiscal year 2012 compared with fiscal year 2011. This decline was primarily due to significant decreases in our Other, Remotes and Video categories. This decline was offset in part by a significant increase in revenue from our then newly created Tablet Accessories category due to strong demand from the Logitech Ultrathin Keyboard Cover for the iPad, and from a significant increase in our Audio-Wearables & Wireless and PC Gaming categories. The sales decline during fiscal year 2012 was due to weakness in the United States and Canada. Retail sell-through in the Americas region increased 2% in fiscal year 2012 over fiscal year 2011.

  EMEA

        Retail sales in the EMEA region experienced an 11% decline during the fiscal year ended March 31, 2013, compared with the prior fiscal year, caused by extreme weakness in the PC market and from continued macro-economic uncertainty across many European countries. This decline was due to weakness in all product categories except Tablet Accessories which increased by 322%. During fiscal year 2013, we experienced significant sales decreases in Germany, France, Switzerland, Poland, Spain, Russia, Netherlands, Norway, Czech Republic, Austria, Greece, Croatia and Finland, offset in part by significant increases in Turkey, Denmark, Belarus, Italy and Lithuania. Retail sell-through in the EMEA region decreased 14% in fiscal year 2013, compared with the prior fiscal year.

        Retail sales in the EMEA region experienced a modest 2% decline in fiscal year 2012, compared with the prior fiscal year, as a result of the uneven economic recovery, particularly in western Europe, and ineffective regional pricing and channel management programs. This decline was due to significant decreases in our Remotes and Video categories. These decreases were offset in part by significant increases in our Audio-Wearables & Wireless and PC Gaming categories. The sales decline during fiscal year 2012 was primarily due to weakness in Germany, France, Italy, Spain, Norway, Denmark, United Kingdom, Finland, Netherlands, Sweden, Poland and Belgium, offset in part by increases in Russia, Switzerland, Austria, Turkey and Ukraine. Retail sell-through in the EMEA region increased 12% in fiscal year 2012 over 2011.

  Asia Pacific

        Asia Pacific region retail sales decreased by 4% in fiscal year 2013 compared with the prior fiscal year. This decline was primarily due to decreases in our Other, Remotes, PC Gaming and Video categories. These decreases were offset in part by a significant increase of 211% in Tablet Accessories and by an increase in Audio-Wearables & Wireless. Declines by country within the Asia Pacific region were primarily from weakness in India, Australia, Taiwan and South Korea, offset in part by sales increases in China, New Zealand and Indonesia. Retail sales in China increased by 4%, led by a significant increase of 391% in Tablet Accessories, and by increases in Audio-Wearables & Wireless and PC Keyboards & Desktops. These increases in China were offset in part by decreases in all other categories. China was our third-largest country in terms of net revenue in fiscal year 2013. Retail sell-through in China increased 14% compared with the prior fiscal year, while retail sell-through in the rest of the Asia Pacific region decreased 3% during fiscal year 2013.

        In fiscal year 2012, Asia Pacific region retail sales increased by 18% compared with fiscal year 2011. This increase was due to strong performance in all of our retail categories except Remotes and Audio—PC. The Asia Pacific region also benefited from strong initial demand of our Logitech Ultrathin Keyboard Cover for the iPad, included in Tablet Accessories. The Asia Pacific region increase was primarily driven by strong sales growth in China, followed by India, Japan, Taiwan, Indonesia, South Korea, Hong Kong and Malaysia, offset in part by a significant decrease in Australia. Retail sales in China increased in all product categories in fiscal year 2012 compared with fiscal year 2011, as a result of our increased investment in sales and marketing efforts in the country. In fiscal year 2012, China was our third largest country in terms of net revenue.

Net Retail Sales by Product Categories

        Net retail sales by product categories for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
Net retail sales by product categories:
Retail—Pointing Devices	$521,083	$559,366	$564,758	(7)%	(1)%
Retail—PC Keyboards & Desktops	407,896	404,298	386,968	1%	4%
Retail—Tablet Accessories	119,804	43,693	—	174%	NM
Retail—Audio PC	271,197	309,896	318,478	(12)%	(3)%
Retail—Audio—Wearables & Wireless	65,826	53,140	23,975	24%	122%
Retail—Video	179,340	216,387	256,170	(17)%	(16)%
Retail—PC Gaming	142,184	170,948	146,373	(17)%	17%
Retail—Remotes	71,641	91,000	144,737	(21)%	(37)%
Retail—Other	42,686	134,055	163,751	(68)%	(18)%

Total net retail sales	$1,821,657	$1,982,783	$2,005,210	(8)%	(1)%

NM—Not Meaningful.

        In the third quarter of fiscal year 2013, we changed the product category classification for a number of our retail products in an effort to help investors more clearly track the progress of our various product initiatives. Products within the retail product categories as presented in fiscal years ended 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction. As a result, we made a strategic decision to divest our entire Retail-Remote product category and our digital video security product line, included within our Retail-Video category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014.

  Retail Pointing Devices

        Our Retail Pointing Device category is comprised of PC-related mice, trackpads, touchpads and presenters.

        Retail sales of Pointing Devices decreased 7% while retail units sold decreased 4% in fiscal year 2013, compared with the prior fiscal year. The continued weakness in the global PC market was a major factor in the sales declines in this category across all regions except the Asia Pacific region where sales remained constant. The primary weakness during fiscal year 2013 was in our low-end product offerings, which experienced a 12% decline, offset in part by increases of 9% in our mid-range and 3% in our high-end product offerings. Sales of all cordless mice decreased 5%, while units sold increased 1% in fiscal year 2013 compared with the prior fiscal year. Corded mice sales decreased 16%, while units sold decreased 12% in fiscal year 2013 compared with the prior fiscal year. By geography, the Americas region sales and units sold decreased by 9% and 4%, and the EMEA region sales and units sold decreased by 9% during this period. The Asia Pacific region sales were flat and units sold increased by 2% during this period. China sales and units sold decreased by 8% and 2% during this period.

        Retail sales of Pointing Devices decreased 1%, while retail units sold increased 7% in fiscal year 2012 compared with fiscal year 2011. The stronger growth in units relative to sales reflects the success of our value-priced offerings, particularly in the Asia Pacific region, where sales in dollars increased 21% and units sold increased 33% in fiscal year 2012 compared to fiscal year 2011. China was a strong contributor in the Asia Pacific region with sales and units sold increases of 54% and 50% during this period. In our EMEA and America regions, sales in dollars decreased 2% and 3% in fiscal year 2012 compared with fiscal year 2011, while units sold increased 3% and decreased 4%. Sales of cordless mice increased 5%, while unit sold increased 17% in fiscal year 2012 compared with fiscal year 2011. The stronger growth in units sold was driven by the sales of our value-priced cordless notebook mice, including the Wireless Mouse M185 and the Wireless Mouse M315. Sales of corded mice decreased 14% while units sold decreased 5% in fiscal year 2012, compared with fiscal year 2011. The primary weakness of our pointing device category during fiscal year 2012 compared to fiscal year 2011, was in our high-end product offerings, which experienced a 16% sales decline, followed by our mid-range offerings, which experienced a 7% sales decline, offset in part by an increase of 9% in our low-end offerings.

  Retail PC Keyboards & Desktops

        Our Retail PC Keyboard & Desktop category is comprised of PC keyboards and keyboard/mice combo products.

        Retail sales of PC Keyboards & Desktops increased 1% during the year ended March 31, 2013, compared with the prior fiscal year, while units sold decreased 1% during this period. Although this category was affected by the continued weakness in the global PC market, we managed to achieve a modest sales increase in this category due to continued development of new, innovative products led by the Logitech Wireless Touch K400, and from other new products, including the Logitech Washable Keyboard K310, Logitech Wireless Combo MK240, Logitech Bluetooth Illuminated Keyboard K810 and the Logitech Wireless Solar Keyboard for Mac. Sales of corded and cordless desktops decreased 9% and remained flat in sales and decreased 7% and increased 4% in units sold during fiscal year 2013 compared with the same period in the prior fiscal year. Sales of corded and cordless keyboards decreased 5% and increased 28% in sales and decreased 11% and increased 38% in units sold during fiscal year 2013 compared with the same period in the prior fiscal year. By geography, we experienced growth in the Americas region where sales and units sold increased by 7% and 13% during this period. This increase was offset in part by the Asia Pacific region where sales and units sold decreased by 4% and 7% during this period, and the EMEA region where sales and units sold decreased by 1% and 4% during this period. We experienced solid growth in China where sales and units sold increased by 7% during this period.

        Retail sales of PC Keyboards & Desktops increased 4%, while the units sold increased 3% during fiscal year 2012 compared with fiscal year 2011. Sales of corded and cordless desktops increased 15% and remained flat in sales and increased 20% and increased 9% in units sold during fiscal year 2012 compared with fiscal year 2011, primarily driven by strong sales from the Logitech Wireless Combo products including the MK260, MK220, MK520, MK320 and MK550. Sales of corded and cordless keyboards decreased 26% and increased 82% in sales and decreased 20% and increased 164% in units sold during fiscal year 2012 compared with fiscal year 2011, primarily driven by strong sales from the Logitech Wireless Keyboard K360 and the Logitech Wireless Solar Keyboard K750. Overall increase in sales and units sold of keyboard and desktop was due to strong performance in our Asia Pacific region which increased by 21% in sales and 24% in units sold during fiscal year 2012 compared to fiscal year 2011. China was a strong contributor in the Asia Pacific region with sales and units sold increases of 48% and 44% during this period. These increases were offset in part by our Americas region which experienced a 2% decrease in sales and a 3% decrease in units sold, and by our EMEA region which experienced flat sales and a 10% decrease in units sold, during this period.

  Retail Tablet Accessories

        Our Retail Tablet Accessories category is comprised of our tablet keyboards and accessories.

        Retail Tablet Accessories represented our strongest product category with sales and unit increases of 174% and 133% during fiscal year 2013, compared with the same period in the prior fiscal year. This increase was driven by continued strong demand for the Logitech Ultrathin Keyboard Cover, which currently represents our best selling product across all of our categories. During the fourth quarter of fiscal year 2013, we also introduced the Logitech Ultrathin Keyboard mini, a slim protective keyboard cover designed to enhance the iPad mini experience. Initial demand for the Logitech Ultrathin Keyboard mini has been very positive. The tablets and accessories category is one of the primary strategic categories of our business. We continue to expand and leverage on our success in this category through the introduction of newly innovative products such as the Logitech Keyboard Folio and Folio mini, and the Logitech FabricSkin Keyboard Folio for iPad and iPad, announced in late March 2013 and April 2013. By geography, we experienced strong growth in all regions, led by the EMEA region where sales and units sold increased by 322% and 224%, followed by the Asia Pacific region where sales and units sold increased by 211% and 205%, and by the Americas region where sales and units sold increased by 108% and 87% during this period. China experienced strong growth where sales and units sold increased by 391% and 520% during this period.

        Retail sales of $43.7 million from associated products within our Retail Tablet Accessories category began in fiscal year 2012. Primary products of this category during fiscal year 2012 included the Logitech Keyboard Case and the Logitech Tablet Keyboard for Tablets.

  Retail Audio-PC

        Our Retail Audio-PC category is comprised of PC speakers and PC headsets.

        Retail Audio-PC sales and units sold decreased 12% and 14% during fiscal year 2013, compared with the same period in the prior fiscal year. This decrease was due to sales and unit declines of 14% and 17% in PC speakers and sales and unit declines of 8% and 10% in PC headsets. These declines reflect both weakness in the overall market for new PCs, a market shift towards mobile audio devices, and a product line that has not been meaningfully refreshed in over a year. By geography, we experienced declines in all regions during this period. The declines were led by the EMEA region where sales and units sold decreased by 18%, followed by the Asia Pacific region where sales and units sold decreased by 9% and 15%, and by the Americas region where sales and units sold decreased by 5% and 10%. China sales and units sold decreased by 27% and 20% during this period.

        Retail Audio-PC sales experienced decreases of 3% in sales and 6% in units sold in fiscal year 2012, compared with fiscal year 2011. The decline of this category in fiscal year 2012 was attributable to weakness in our PC headsets, which decreased 9% in sales and 15% in units sold. Our PC speaker sales remained relatively flat in sales and units sold from fiscal year 2011 to fiscal year 2012. Geographically, Americas region decreased 4% in sales and units sold, EMEA region decreased 2% in sales and 10% in units sold, and Asia Pacific region decreased 2% in sales and was flat in units sold during fiscal year 2012, compared to fiscal year 2011. China sales and units sold increased by 18% during this period.

  Retail Audio—Wearables & Wireless

        Our Retail Audio-Wearables & Wireless category is comprised of non-PC audio products, including ear and headphones, and wireless speakers.

        Retail Audio-Wearables & Wireless sales increased 24% during fiscal year 2013, compared with the prior fiscal year, while retail units sold increased 14% during this period. The increase in sales during fiscal year 2013 was from a 56% increase in our wireless speakers for smartphones and tablets. We experienced strong initial sales from our new wireless speakers including the Logitech UE Mobile Boombox and Logitech UE Boombox, both of which began shipping late in the second quarter of fiscal year 2013. During the fourth quarter of fiscal year 2013, this category was negatively impacted by very weak demand for the Logitech UE Boombox. The poor sales performance of this product was due to a lack of competitive differentiation and a form factor that has proved to be too large for many consumers. Contrasting, sales continued to be strong for our smaller, lower cost Logitech UE Mobile Boombox. Sales of our audio wearables products were flat during fiscal year 2013, compared to the prior fiscal year. We initially experienced strong sales in audio wearables during fiscal year 2013, driven in part by the strong initial sales of the new Logitech UE products which were initially available exclusively through Apple stores during the second quarter of fiscal year 2013. During the third quarter of fiscal year 2013, audio wearables sales were negatively impacted by our participation in an aggressive Black Friday promotion of our UE earphones with a large U.S. online retailer in the same period of the prior fiscal year. This year we chose not to participate in similarly aggressive promotions for our new music products launched under the Logitech UE brand, which caused our sales to decline substantially during the three months ended December 31, 2012, as compared to the same period of the prior fiscal year. Audio wearables sales continued to decline during the fourth quarter of fiscal year 2013. Despite exceptional product quality and consistently positive reviews, we have discovered that this category requires a significant marketing investment to drive lifestyle brand appeal. We chose not to increase our marketing spend to the level that would be required to clearly distinguish our brand from the competition in the minds of the consumer, which has had an adverse effect on the sales of this category. By geography, we experienced growth in the Asia Pacific region, where sales and units sold increased by 94% and 28%, and in the Americas region, where sales and units sold increased by 8% and 24%. These increases were offset in part by weakness in the EMEA region, where sales and units sold decreased by 22% and 25%. China contributed significantly to the strong performance in the Asia Pacific region where sales and units sold increased by 248% and 136% during this period.

        We experienced strong performance in our Retail Audio-Wearables & Wireless product category during fiscal year 2012, compared to fiscal year 2011, with increases of 122% in sales and 79% in units sold. Sales of our wireless speaker products increased by 405% in sales and 452% in units sold during fiscal year 2012, compared to fiscal year 2011. This increase was primarily driven by strong sales from our then newly introduced Logitech Mini Boombox and Logitech Wireless Boombox. Sales of our audio-wearable products also performed well with increases of 58% in sales and 47% in units sold during fiscal year 2012, compared to fiscal year 2011, driven by strong demand for our Ultimate Ears line of products. Geographically, EMEA led the way with increases in sales and units sold of 219% and 169%, followed by the Asia Pacific region with increases in sales and units sold of 106% and 55%, and by the Americas region with increases in sales and units sold of 92% and 70% during fiscal year 2012, compared to fiscal year 2011.

  Retail Video

        Our Retail Video category is comprised of webcams, digital video security systems and TV cams.

        Retail Video sales declined by 17% during fiscal year 2013, compared with the same period in the prior fiscal year, while retail units sold decreased 26% during this period. The sales decrease was mainly due to weakness in our webcam product line, which declined by 22% during this period, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. We expect future sales of our USB cable connected consumer webcams in the consumer market to continue declining, as the embedded webcam experience appears to be sufficient to meet the needs of many retail consumers. We experienced strong growth in the high-end category driven by the Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype, and from Logitech BCC950 Conference Cam for the enterprise market during fiscal year 2013. The retail video sales decrease was also due to a 1% decline in our digital video security products during this period. We made a strategic decision to divest our digital video security category of products by the end of fiscal year 2014. These decreases were offset in part by a 453% increase in our TV Cam product line driven by strong initial sales from Logitech TV Cam HD which began shipping during the third quarter of fiscal year 2013. We experienced declines in all geographic regions during this period. The declines were led by the Americas region, where sales and units sold decreased by 21% and 28%, followed by the Asia Pacific region, where sales and units sold decreased by 15% and 24%, and by the EMEA region, where sales and units sold decreased by 14% and 25%. China sales and units sold decreased by 6% and 12% during this period.

        Retail Video sales decreased 16% and unit sold decreased 15% in fiscal year 2012 compared with fiscal year 2011. This sales decline was mainly due to weakness in our webcam product line, which decreased 19% in sales and 15% in units sold during this period. Our webcam product line continued to be negatively impacted by the combination of market trends and gaps in this product portfolio. In fiscal year 2012, we enhanced this product line by enabling experiences that cannot be easily achieved with an embedded webcam. For example, we experienced strong growth with our initial launch of the Logitech HD Pro Webcam C920, which offers full HD 1080p video calls on Skype, in the latter part of the fiscal year 2012. The sales decline in our webcams was offset in part by strong performance from our video security products, which experienced increases of 45% in sales and 63% in units sold during fiscal year 2012, compared to fiscal year 2011. Geographically, the Americas region led the decline with sales and unit decreases of 25% and 30%, followed by the EMEA region with sales and unit decreases of 12% and 13%. These decreases were offset in part by increase in sales and units sold in the Asia Pacific region of 11% and 23% during this period. China contributed significantly to the solid performance in the Asia Pacific region with sales and unit increases of 80% and 95% during this period.

  Retail PC Gaming

        Our Retail PC Gaming category is comprised of PC gaming mice, keyboards, headsets and steering wheels.

        Retail sales of our PC Gaming category declined 17% during fiscal year 2013, compared with the prior fiscal year, while retail units sold decreased 7%. During fiscal year 2013, we experienced a decline in almost all our PC Gaming categories, with the most significant decline in our steering wheel product category. These declines were offset in part by strong sales from select gaming products including Logitech G600 MMO Gaming Mouse, Logitech G710 Mechanical Gaming Keyboard, and Logitech G930 Wireless Gaming Headsets. The difference between the decline in PC gaming sales and the decrease in units sold during fiscal year 2013 reflects a product mix shift away from higher-priced steering wheels to lower-priced mice, keyboards and gamepads. The overall decline in this category primarily reflects an aging product line-up that we have started addressing. For instance, in late March 2013, we announced the launch of eight new gaming products, including mice, keyboards and headsets. PC Gaming sales in the Americas, EMEA and Asia Pacific regions decreased by 10%, 15% and 26% in fiscal year 2013, compared to fiscal year 2012. China sales and units sold decreased by 14% and 13% during this period.

        Retail sales of our PC Gaming category increased 17% in sales and 10% in units sold in fiscal year 2012, compared with fiscal year 2011. During fiscal year 2012, we experienced an increase in almost all of our PC gaming categories. This increase was primarily driven by increased sales and units sold of 56% and 59% in our steering wheel product line, followed by increased sales and units sold of 12% in gaming mice. PC gaming sales in the Americas, EMEA and Asia Pacific regions increased by 17%, 13% and 23% in fiscal year 2012, compared to fiscal year 2011. China contributed significantly to the increase in the Asia Pacific region with increased sales and units sold of 65% and 54% during this period.

  Retail Remotes

        Our Retail Remotes category is comprised of our Harmony remotes.

        Retail sales of our Remotes category decreased 21% during fiscal year 2013, compared with the prior fiscal year, while retail units sold decreased 37%. Sales decline was concentrated in the low and mid-range remotes, which decreased by 39% and 66% during this period. The high-end category experienced a less steep decrease of 7% decrease during this period due to the launch of Harmony Touch in October 2012, our first new high-end remote in over four years. The significantly steeper decline in units sold, relative to sales, primarily reflects our transition over the last several quarters away from selling low to mid-range remotes. In the third quarter of fiscal year 2013, we made a strategic decision to divest our remotes category by the end of fiscal year 2014. Remote sales in the Americas, EMEA and Asia Pacific regions decreased by 15%, 40% and 28% in fiscal year 2013, compared to fiscal year 2012.

        Our Retail Remotes category decreased by 37% in sales and 22% in units sold in fiscal year 2012, compared to fiscal year 2011. This sales decline in fiscal year 2012 was due to the lack of a meaningful refresh of new products in this category. Remotes sales in the Americas, EMEA and Asia Pacific regions decreased by 30%, 47% and 66% in fiscal year 2012, compared to fiscal year 2011.

  Retail Other

        This category is comprised of a variety of products that we currently intend to transition out of, or have already transitioned out of, as they are no longer strategic to our business. Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products.

        Retail sales of this category decreased by 68% during fiscal year 2013, compared with same period in the prior fiscal year, while retail units sold decreased 53% during this period. Speaker docks decreased by 68%, streaming media systems decreased by 51%, Logitech Revue for Google TV decreased by 95%, and console gaming peripherals decreased by 166% during fiscal year 2013, compared to the same period of the prior fiscal year. Our other category sales in the Americas, EMEA and Asia Pacific regions decreased by 71%, 62% and 81% in fiscal year 2013, compared to fiscal year 2012. We plan to discontinue other non-strategic products by the end of fiscal year 2014.

        Retail sales of this category decreased 18%, while unit sold decreased 4% in fiscal year 2012 compared with the prior fiscal year. Logitech Revue for Google TV decreased by 53%, console gaming peripherals decreased by 28%, streaming media systems decreased by 14%, and Speaker docks decreased by 2% during fiscal year 2012, compared to fiscal year 2011. Our other category sales decreased by 34% and 8% in the Americas and EMEA regions, and increased by 13% in the Asia Pacific region in fiscal year 2012, compared to fiscal year 2011.

  OEM

        OEM net sales decreased 24% and 17% and units sold decreased 12% in fiscal years 2013 and 2012, compared with the preceding fiscal years. These declines were primarily due to lower sales in the keyboard/desktop category due to product mix changes with a large customer, and lower sales of OEM mice.

  Video Conferencing

        Video conferencing net sales decreased 7% in fiscal year 2013, compared with the prior fiscal year, due to sales declines in all geographic regions, and were impacted by the slowdown in the overall video conferencing industry in recent quarters, together with the competitive environment in fiscal year 2013 and lower demand related to new product launches. Video conferencing net sales increased 10% in fiscal year 2012 over 2011, primarily driven by growth in the EMEA and Asia Pacific regions, with strong growth in Russia, China and Australia. Sales of infrastructure software and hardware grew due to the launch of the LifeSize Bridge and the LifeSize UVC Video Center in late fiscal year 2011.

Gross Profit

        Gross profit for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

				Change %
	Year Ended March 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
Net sales	$2,099,883	$2,316,203	$2,362,886	(9)%	(2)%
Cost of goods sold	1,392,581	1,539,614	1,526,380	(10)%	1%

Gross profit	$707,302	$776,589	$836,506	(9)%	(7)%

Gross margin	33.7%	33.5%	35.4%

        Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

        Our gross margin for fiscal year 2013 remained relatively constant at 33.7%, compared with 33.5% of the prior fiscal year. During fiscal year 2013, we experienced gross margin improvement from a valuation adjustment related to Logitech Revue and related peripherals which occurred during fiscal year 2012, and from the improvements to our channel pricing program and global supply chain process. These improvements were almost entirely offset by an unfavorable change in retail product mix, the negative impact of a weaker euro, a charge to revalue our inventory of several headphones and a large form-factor wireless speaker included in our Audio- Wearables & Wireless retail product category, pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, costs related to product development efforts that were discontinued as a result of our restructuring plans announced during fiscal year 2013, and a provision for a patent dispute.

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

Operating Expenses

        Operating expenses for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
Marketing and selling	$431,598	$423,854	$420,580	2%	1%
% of net sales	20.6%	18.3%	17.8%
Research and development	153,922	162,331	156,390	(5)%	4%
% of net sales	7.3%	7.0%	6.6%
General and administrative	113,824	118,423	116,880	(4)%	1%
% of net sales	5.4%	5.1%	4.9%
Impairment of goodwill and other assets	216,688	—	—	NM	0%
% of net sales	10.3%	0.0%	0.0%
Restructuring charges	43,704	—	—	NM	0%
% of net sales	2.1%	0.0%	0.0%

Total operating expenses	$959,736	$704,608	$693,850	36%	2%

% of net sales	45.7%	30.4%	29.4%

        The increase in total operating expenses as a percentage of net sales in fiscal year 2013 compared with fiscal year 2012 was primarily attributable to the $214.5 million goodwill impairment charge related to our video conferencing reporting unit and from the $43.7 million in costs related to restructuring plans we implemented in fiscal year 2013.

        Our operating expenses are incurred in U.S. dollars, Chinese renminbi, Swiss francs, euros, and, to a lesser extent, 29 other currencies. To the extent that the U.S. dollar significantly increases or decreases in value relative to the currencies in which our operating expenses are denominated, the reported dollar amounts of our sales and expenses may decrease or increase. We refer to our operating expenses excluding the impact of foreign currency exchange rates as constant dollar operating expenses. Constant dollar operating expenses are a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in operating expenses. Constant dollar operating expenses are calculated by translating current period operating expenses in each local currency at the prior period's average exchange rate for that currency.

  Marketing and Selling

        Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

        Marketing and selling expense increased 2% in fiscal year 2013 compared with the same period of the prior fiscal year. We experienced increased advertising, product design, consulting and marketing expenses associated with the launch of new products, which were partially offset by decreases in personnel-related expenses and share-based compensation expense from restructuring plans we implemented in fiscal year 2013.

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

        Foreign currency exchange rates did not have a material effect on marketing and sales expense in fiscal years 2013, 2012 and 2011. If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, the percentage change in constant dollar marketing and sales expense would have been an increase of 3% instead of an increase of 2%. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the percentage change in constant dollar marketing and sales expense would have been a decrease of 1% instead of an increase of 1%.

  Research and Development

        Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

        Although we continued to make investments in product development, we experienced a 5% decrease in research and development expense in fiscal year 2013 compared with the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plans.

        The 4% increase in research and development expense in fiscal year 2012 compared with fiscal year 2011 was primarily due to higher personnel-related expenses, mainly from our LifeSize division, and from increased investments in product development for pointing devices, audio and digital home. These increases were offset in part by decreases in accrued bonus expense resulting from lower than anticipated profitability levels, lower share-based compensation expense, and cost containment efforts in consulting and outsourcing.

        Foreign currency exchange rates did not have a material effect on marketing and sales expense in fiscal years 2013, 2012 and 2011. If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, the percentage change in constant dollar research and development expense would have been a decrease of 4% instead of a decrease of 5%. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the change in constant dollar research and development expense would have been an increase of 1% instead of 4%.

  General and Administrative

        General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

        General and administrative expense decreased 4% in fiscal year 2013 compared with the prior fiscal year, primarily from the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plans, offset in part by the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters.

        General and administrative expense increased by 1% in fiscal year 2012 compared with fiscal year 2011, primarily due to higher personnel-related expenses resulting from increased headcount, mainly from our LifeSize division, offset in part by a decrease in accrued bonus expense resulting from lower than anticipated profitability levels and lower share-based compensation expense resulting from executive departures.

        Foreign currency exchange rates did not have a material effect on marketing and sales expense in fiscal years 2013, 2012 and 2011. If foreign currency exchange rates had been the same in fiscal years 2013 and 2012, the percentage change in constant dollar general and administrative expense would have been a decrease of 2% instead of a decrease of 4%. If foreign currency exchange rates had been the same in fiscal years 2012 and 2011, the percentage change in constant dollar general and administrative expense would have been a decrease of 1% instead of an increase of 1%.

  Impairment of Goodwill and Other Assets

        While performing our annual goodwill impairment analysis of each of our reporting units as of December 31, 2012, we determined that our video conferencing reporting unit's estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in our expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. The Step 2 test required us to fair value all assets and liabilities of our video conferencing reporting unit to determine the implied fair value of this reporting unit's goodwill. We were unable to complete the Step 2 analysis prior to filing of our Form 10-Q for the quarterly period ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of our video conferencing reporting unit. Based on our work performed during the third quarter of fiscal year 2013, we initially recorded an estimated goodwill impairment charge of $211.0 million. During the fourth quarter of fiscal year 2013, we completed this goodwill impairment assessment and recorded an additional $3.5 million in goodwill impairment charge related to our video conferencing reporting unit. During the fourth quarter of fiscal year 2013, we also recorded impairment charges of $2.1 million related to our digital video security product line, included within our Retail Video product category, which we plan to divest by the end of fiscal year 2014.

  Restructuring Charges

        Our restructuring activities were mainly attributable to the peripheral operating segment. The following table summarizes restructuring-related activities during the year ended March 31, 2013 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other
Accrual balance at March 31, 2012	$—	$—	$—	$—
Charges	43,705	41,088	1,308	1,309
Cash payments	(30,324)	(27,768)	(1,233)	(1,323)
Foreign exchange	77	63	—	14

Accrual balance at March 31, 2013	$13,458	$13,383	$75	$—

        During the first quarter of fiscal year 2013, we implemented a restructuring plan to simplify our organization, to better align costs with our current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce by approximately 340 employees. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the year ended March 31, 2013, restructuring charges under this plan included $25.9 million in termination benefits to affected employees, $1.3 million in legal, consulting, and other costs as a result of the terminations, and $1.3 million in lease exit costs associated with the closure of existing facilities. We substantially completed this restructuring plan during the fourth quarter of fiscal year 2013.

        During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce by approximately 220 employees. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the year ended March 31, 2013, restructuring charges under this plan included $15.2 million in termination benefits to affected employees. We estimate completing this restructuring plan during fiscal year 2014.

Interest Income, Net

        Interest income and expense for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
Interest income	$2,215	$3,121	$2,343	(29)%	33%
Interest expense	(1,308)	(447)	(27)	193%	1556%

Interest income, net	$907	$2,674	$2,316	(66)%	15%

        Interest income was lower in fiscal year 2013 compared with fiscal year 2012 primarily due to lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012 and from the $90.0 million paid to repurchase 8.6 million shares under our amended September 2008 buyback program. Interest income was higher in fiscal year 2012 compared with fiscal year 2011 primarily due to higher interest rates.

        Interest expense was higher in fiscal year 2013 and 2012 compared with corresponding prior fiscal year primarily due to commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income, Net

        Other income and expense for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Investment impairment	$(3,600)	$—	$(43)
Gain (loss) on sale of property and plant	—	8,967	838
Gain on sale of investments	831	6,109	—
Foreign currency exchange gains, net	104	1,575	480
Investment income related to deferred compensation plan	933	227	1,409
Other, net	(466)	(256)	792

Other income (expense), net	$(2,198)	$16,622	$3,476

        The $3.6 million investment impairment in fiscal year 2013 resulted from the write-down of an investment in a privately-held company.

        The gain on sale of property and plant in fiscal year 2012 relates to the sale of unused manufacturing properties in China. The gain on sale of building in the fiscal year 2011 relates to the sale of our building in Romanel, Switzerland.

        During fiscal year 2013, we sold the remaining two of our available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss. During fiscal year 2012, we sold two of our available-for-sale securities, with a total carrying value of $0.5 million and a total par value of $10.0 million, for $6.6 million, resulting in a gain of $6.1 million.

        Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

        Investment income for fiscal years 2013 and 2012 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries. Investment income for fiscal year 2011 represents earnings, gains, and losses on the trading investments and changes in the cash surrender value of Company-owned life insurance contracts, related to the same deferred compensation plan. In December 2010, we surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which represent the trading investments.

Provision for (benefit from) for Income Taxes

        The provision for (benefit from) income taxes and effective income tax rate for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Provision for (benefit from) income taxes	$(25,588)	$19,819	$19,988
Effective income tax rate	10.1%	21.7%	13.5%

        The provision for income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets.

        The change in the effective income tax rate to 10.1% in fiscal year 2013 compared with 21.7% in fiscal year 2012 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a tax benefit of $35.6 million in fiscal year 2013 related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the U.S.

        The change in the effective income tax rate to 21.7% in fiscal year 2012 compared with 13.5% in 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a tax benefit of $7.2 million in fiscal year 2011 from the closure of income tax audits in certain jurisdictions.

        On January 2, 2013, the enactment in the U.S. of the American Taxpayer Relief Act of 2012 extended retroactively through the end of calendar year 2013 the U.S. federal research and development tax credit which had expired on December 31, 2011. The income tax benefit for the fiscal year ended March 31, 2013 reflected a $2.2 million tax benefit from the reinstatement of the U.S. federal research tax credit.

        As of March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $102.0 million, of which $90.3 million would affect the effective income tax rate if realized. The decline in unrecognized tax benefits associated with uncertain tax positions in the amount of $42.0 million in fiscal year 2013 is primarily due to $42.8 million from the effective settlement of income tax examinations in the U.S. in which a $35.6 million of tax benefit was recognized.

        We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. We recognized $1.0 million, $1.2 million and $1.3 million in interest and penalties in income tax expense during fiscal years 2013, 2012 and 2011. As of March 31, 2013, 2012 and 2011, we had approximately $6.6 million, $7.5 million and $8.0 million of accrued interest and penalties related to uncertain tax positions.

        We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001. In the fiscal quarter ended September 30, 2012, we effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service). We reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the assessments as a result of the closure, resulting in a net tax benefit of $32.1 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

        We also effectively settled the examinations of fiscal years 2008 and 2009 with the IRS in the subsequent fiscal quarter ended December 31, 2012. We reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards. The effective settlement of the IRS examinations of fiscal years 2006 through 2009 resulted in an overall net tax benefit of $35.6 million in fiscal year 2013.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

        At March 31, 2013, our working capital was $391.3 million, compared with $576.7 million at March 31, 2012. This decrease in working capital was due to lower cash balances, primarily resulting from the $133.5 million cash dividend payment paid on September 18, 2012 and from the repurchase of 8.6 million shares for $90.0 million.

        During the fiscal year 2013, we generated $117.0 million of cash flow from operating activities. Our main sources of operating cash flows were net loss after adding non-cash expenses of depreciation, amortization, impairment of goodwill and other assets, investment impairment, share-based compensation expense and inventory valuation adjustment, and from decreases in accounts receivables and inventories. These sources of operating cash flows were offset in part by decreases in accounts payables and accrued liabilities and an increase in other assets. Net cash used in investing activities was $50.2 million, primarily from $46.9 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from investments in privately-held companies of $4.4 million. Net cash used in financing activities was $210.0 million, primarily from the $133.5 million cash dividend payment and from the $90.0 million used to repurchase 8.6 million shares under our share buyback program, offset in part by $16.0 million in proceeds received from sale of shares upon exercise of options and purchase rights.

        At March 31, 2013, we had cash and cash equivalents of $333.8 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 45% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 37% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

        In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at March 31, 2013.

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

        The facility agreement contains representations and covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, we were not in compliance with the interest cover ratio of this facility. This situation resulted from the significant operating loss incurred during fiscal year 2013. We believe that this is only a short-term situation. Until we are in compliance with all covenants, including the interest cover ratio, this facility is not available for our use.

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

        We have credit lines with several European and Asian banks totaling $55.8 million as of March 31, 2013. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At March 31, 2013, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. The Company also has credit lines related to corporate credit cards totaling $17.3 million as of March 31, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

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

Cash Flow from Operating Activities

        The following table presents selected financial information and statistics for fiscal years 2013, 2012 and 2011 (dollars in thousands):

	As of March 31,
	2013	2012	2011
Accounts receivable, net	$179,565	$223,104	$258,294
Inventories	$261,083	$297,072	$280,814
Working capital	$391,325	$579,946	$605,666
Days sales in accounts receivable (DSO)(1)	34 days	38 days	42 days
Inventory turnover (ITO)(2)	4.8x	4.6x	5.2x

	Year Ended March 31,
	2013	2012	2011
Net cash provided by operating activities	$116,990	$196,142	$156,742

(1)
DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)
ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

        During fiscal year 2013, we generated cash of $117.0 million from operating activities compared with $196.1 million in the prior fiscal year. The primary drivers of this decrease involved a net loss of $228.1 million in fiscal year 2013 compared with a net income of $71.5 million in fiscal year 2012, accounts payable decrease of $36.3 million in fiscal year 2013 compared with a $3.6 million increase in fiscal year 2012, and accrued liabilities decrease of $11.0 million in fiscal year 2013 compared with a $9.9 million increase in fiscal year 2012. These decreases to operating cash flows were offset in part by increases to operating cash flows from a $44.9 million decrease in accounts receivable in fiscal year 2013 compared with a $29.3 million decrease in fiscal year 2012, and from a $25.0 million decrease in inventories in fiscal year 2013 compared with a $36.6 million increase in fiscal year 2012.

        During fiscal year 2012, we generated net cash of $196.1 million, compared with $156.7 million in 2011 and $365.3 million in 2009. The increase in fiscal year 2012 compared with 2011 was primarily due to lower accounts receivable balances, and a smaller increase in inventories. The increases in cash provided by operating activities were offset in part by lower net income and lower accounts payable balance.

        DSO for fiscal year 2013 decreased by 4 days compared with fiscal year 2012 and increased by 9 days compared with fiscal year 2011. The decrease in fiscal year 2013 over 2012 was primarily due to increased cash collections. The decrease in fiscal year 2012 over 2011 was primarily due to lower accounts receivable balances resulting from increased cash collections.

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

        Inventory turnover increased between fiscal years 2013 and 2012 primarily due to lower inventory levels at fiscal-end in relation to sales during the fourth quarter. Inventory turnover decreased between 2012 and 2011 primarily due to higher inventory levels at fiscal year-end in relation to sales during the fourth quarter.

Cash Flow from Investing Activities

        Cash flows from investing activities during fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Purchases of property, plant and equipment	$(46,945)	$(47,807)	$(43,039)
Acquisitions, net of cash acquired	—	(18,814)	(7,300)
Investment in privately-held company	(4,420)	—	—
Proceeds from sales of available-for-sale securities	917	6,550	—
Proceeds from sales of property and plant	—	8,967	2,688
Purchases of trading investments for deferred compensation plan	(4,196)	(7,505)	(19,075)
Proceeds from sales of trading investments for deferred compensation plan	4,463	7,399	6,470
Proceeds from cash surrender of life insurance policies	—	—	11,313
Proceeds from sales of business	—	—	9,087
Premiums paid on cash surrender value life insurance policies	—	—	(5)

Net cash used in investing activities	$(50,181)	$(51,210)	$(39,861)

        Our expenditures for property, plant and equipment during fiscal years 2013, 2012 and 2011 were principally for normal expenditures for leasehold improvements, computer hardware and software, tooling, and equipment. Purchasing activity in fiscal year 2012 compared with 2011 was higher primarily due to leasehold improvement costs related to our new Americas headquarters.

        In fiscal year 2012, we acquired Mirial S.r.l. for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In fiscal year 2011, we acquired substantially all of the assets of Paradial AS for $7.3 million in a business combination.

        During the fiscal year 2013, we invested $4.0 million in a privately-held company in exchange for convertible preferred stock. We account for this investment under the cost method of accounting since we have less than a 20% ownership interest and we lack the ability to exercise significant influence over the operating and financial policies of the investee. During fiscal year 2013, we also invested $0.4 million in another privately-held company in exchange for an approximate 20% ownership interest. We accounted for this investment under the equity method of accounting since we appear to have the ability to exercise significant influence over the operating and financial policies of the investee.

        During fiscal year 2013, we sold our two remaining available-for-sale securities for $0.9 million.

        Proceeds from the sale of property and plant related to the sale of unused manufacturing properties in China in fiscal year 2012 and the sale of our building in Romanel, Switzerland in fiscal year 2011.

        The purchases and sales of trading investments for deferred compensation plan in fiscal year 2013, 2012 and 2011 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

        In fiscal year 2011, we surrendered the life insurance contracts for cash, and invested the proceeds in a portfolio of mutual funds, which represent the trading investments.

        In fiscal year 2011, we sold our equity interest in certain 3Dconnexion subsidiaries and the related intellectual property rights for $9.1 million, not including cash retained. The loss resulting from this sale was not material.

Cash Flow from Financing Activities

        The following table presents information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2013, 2012 and 2011 (in thousands except per share amounts):

	Year Ended March 31,
	2013	2012	2011
Cash dividend payment	$(133,462)	$—	$—
Purchases of treasury shares(1)	(89,955)	(156,036)	—
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	17,591	43,001
Tax withholdings related to net share settlements of restricted stock units	(2,375)	(966)	(223)
Excess tax benefits from share-based compensation	26	37	3,455

Net cash provided by (used in) financing activities	$(209,784)	$(139,374)	$46,233

	Year Ended March 31,
	2013	2012	2011
Number of shares repurchased	8,600	17,509	—
Value of shares repurchased(1)	$89,955	$156,036	$—
Average price per share	$10.46	$8.91	$—

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

        During fiscal year 2013, we repurchased 8.6 million shares for $90.0 million under our amended September 2008 buyback program. During fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under our September 2008 buyback program. There were no repurchases during fiscal year 2011.

        Cash of $16.0 million, $17.6 million and $43.0 million was provided during the fiscal years 2013, 2012 and 2011 from the sale of shares upon exercise of options and purchase rights pursuant to the Company's stock plans. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required the use of $2.4 million, $1.0 million and $0.2 million in cash in fiscal years 2013, 2012 and 2011. Tax benefits recognized on the exercise of share-based payment awards provided $0.03 million, $0.04 million and $3.5 million in fiscal years 2013, 2012 and 2011.

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

        In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016. We may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at March 31, 2013. As of March 31, 2013, we were not in compliance with the interest cover ratio of this facility. This situation resulted from the significant operating loss incurred during fiscal year 2013. We believe that this is only a short-term situation. Until we are in compliance with all covenants, including the interest cover ratio, this facility is not available for our use.

        In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250.0 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. In fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under the September 2008 program. Under the amended September 2008 program, we repurchased 8.6 million shares for $90.0 million during fiscal year 2013. As of March 31, 2013, the approved amount remaining under the amended September 2008 program was $4.4 million. On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during the third quarter of fiscal year 2013.

        We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001. In the fiscal quarter ended September 30, 2012, we effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service). We reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the assessments as a result of the closure, resulting in a net tax benefit of $32.1 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

        We also effectively settled the examinations of fiscal years 2008 and 2009 with the IRS in the subsequent fiscal quarter ended December 31, 2012. We reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards. The effective settlement of the IRS examinations of fiscal years 2006 through 2009 resulted in an overall net tax benefit of $35.6 million in fiscal year 2013.

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

        During the first quarter of fiscal year 2013, we implemented a restructuring plan to reduce operating costs and improve financial results. We substantially completed this restructuring plan during the fourth quarter of fiscal year 2013. During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to realign our organization to increase our focus on mobility products, improve profitability in PC-related products and enhance our global operational efficiencies.

        Our other contractual obligations and commitments which require cash are described in the following sections.

        For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $117.0 million in fiscal year 2013. During the fiscal year 2013, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by the $90.0 million in share repurchases during this period. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances, credit lines and credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

        As of March 31, 2013, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at March 31, 2013 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$90,963	$18,018	$26,269	$17,176	$29,500
Purchase commitments—inventory	158,859	158,859	—	—	—
Purchase obligations—operating expenses	55,051	55,051	—	—	—
Purchase obligations—capital expenditures	16,476	16,476	—	—	—
Income taxes payable—non-current(1)	98,827	—	—	—	—
Obligation for deferred compensation(1)	15,631	—	—	—	—
Pension and post-employment obligations(1)	40,314	—	—	—	—
Other long-term liabilities(2)	10,676	—	—	—	—

Total contractual obligations and commitments	$486,797	$248,404	$26,269	$17,176	$29,500

(1)
As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table. We expect to contribute approximately $3.8 million to our defined benefit pension plans during fiscal year 2014.

(2)
Other long-term liabilities at March 31, 2013 related to various other obligations. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Operating Leases

        We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of March 31, 2013 were $1.8 million.

Purchase Commitments

        At March 31, 2013, we have fixed purchase commitments of $158.9 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by June 30, 2013. We also had commitments of $55.1 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $16.5 million at March 31, 2013, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

        At March 31, 2013, we had $98.8 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions, compared with $137.3 million in non-current taxes payable as of March 31, 2012. The decline in income tax liability associated with uncertain tax positions in the amount of $38.5 million is primarily due to $38.9 million from the effective settlement of income tax examinations in the U.S.

        As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Obligation for Management Deferred Compensation

        At March 31, 2013, we had $15.6 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. See Note 4, Employee Benefit Plans, for more information.

Pension and Post-Employment Obligations

        At March 31, 2013, we had $40.3 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $4.4 million is payable in the next 12 months. See Note 4, Employee Benefit Plans, for more information.

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

Guarantees

        Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At March 31, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of March 31, 2013, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under two guarantee agreements. The maximum amount of these guarantees was $3.8 million as of March 31, 2013. As of March 31, 2013, $2.0 million of guaranteed purchase obligations were outstanding under these agreements.

        Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $22.4 million as of March 31, 2013. As of March 31, 2013, $3.0 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

        Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. No amounts have been accrued for indemnification provisions at March 31, 2013. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Research and Development

        For a discussion of the Company's research and development activities, patents and licenses, please refer to Item 1, Business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, we face exposure to adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

Foreign Currency Exchange Rates

        We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Australian dollar, Taiwanese dollar, euro, British pound, Canadian dollar, Japanese Yen and Mexican Peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive (loss)in shareholders' equity.

        The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at March 31, 2013. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency
Taiwanese dollar	U.S. dollar	$17,868	$(1,624)	$1,985
Canadian dollar	U.S. dollar	8,554	(778)	950
Euro	British pound	8,261	(751)	918
U.S. dollar	Australian dollar	6,219	(565)	691
Singapore dollar	U.S. dollar	2,778	(253)	309
U.S. dollar	Indian rupee	1,280	(116)	142
Swiss franc	U.S. dollar	716	(65)	80
Euro	Romanian new lei	579	(53)	64
Korean won	U.S. dollar	514	(47)	57
Euro	Polish zloty	(584)	53	(65)
Euro	Swedish krona	(834)	76	(93)
Japanese yen	U.S. dollar	(5,343)	486	(594)
Mexican peso	U.S. dollar	(8,401)	764	(933)
Chinese renminbi	U.S. dollar	(95,374)	8,670	(10,597)

		$(63,767)	$5,797	$(7,086)

        Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

        Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts. At March 31, 2013, net liabilities held in CNY totaled $95.4 million. We continue to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

        We enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to our subsidiaries' forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of March 31, 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $38.5 million (€30.1 million). Deferred realized losses of $0.6 million are recorded in accumulated other comprehensive loss at March 31, 2013, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $1.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2013 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

        The notional amounts of foreign exchange forward contracts outstanding at March 31, 2013 relating to foreign currency receivables or payables were $14.2 million. Open forward contracts as of March 31, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contract in euros to sell British pounds. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2013 were $19.6 million. Swap contracts outstanding at March 31, 2013 consisted of contracts in Mexican pesos, Japanese Yen and Australian dollars. Unrealized net losses on the contracts outstanding at March 31, 2013 were $0.7 million.

        If the U.S. dollar had appreciated by 10% at March 31, 2013 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $5.6 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $4.3 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

        Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2013 and March 31, 2012 period end rates would not have a material effect on our results of operations or cash flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

        Based on that evaluation, Logitech's Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting described in Management's Report on Internal Control over Financial Reporting below.

        Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

        Logitech's management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. Logitech's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

        Logitech's management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by COSO because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        As of March 31, 2013, we did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements. While this control deficiency did not result in any material misstatement of our historical financial statements through March 31, 2013, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company's fiscal 2013 consolidated financial statements and will result in additional similar revisions to our interim consolidated financial statements for the first three interim periods in fiscal 2013 when reported in fiscal 2014, if applicable to the interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement to the Company's consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Management's Plan for Remediation

        Logitech's management has been actively engaged in developing a comprehensive remediation plan to fully address the material weakness. Remediation efforts are expected to include the following:

  •
  enhance the controls over financial reporting, including disclosures in the notes to the financial statements; and

  •
  perform the enhanced controls quarterly as well as annually.

        Logitech's management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

        Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those controls determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On May 23, 2013, the board of directors of the Company appointed Michael A. Doktorczyk, age 47, as the Company's principal accounting officer and principal financial officer. Mr. Doktorczyk has been the Company's Vice President of Finance and Corporate Controller since he joined the Company in August 2011. He has also taken on additional responsibilities, including Finance leadership for Manufacturing, Supply Chain and Sourcing, as well as responsibility for Corporate and Workplace Services. Prior to joining Logitech, Mr. Doktorczyk held several positions with Cadence Design Systems, Inc., a technology company enabling global electronic design innovation and design of integrated circuits and electronics, including Corporate Vice President, Global Services & Design IP Businesses from February 2009 to July 2011, Corporate Vice President and Corporate Controller from January 2008 to January 2009, Vice President, Finance—Worldwide Field Operations from September 2006 to January 2008, Vice President, Finance—R&D and Marketing from April 2005 to August 2006, and other Finance Group leadership positions from November 2002 to March 2005. He was also the Vice President, Finance and Administration of SpinCircuit Inc., an enterprise software company, from December 1999 to November 2002. Mr. Doktorczyk holds BA and MBA degrees from the University of California Irvine.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

        Other information required by this Item may be found in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2013 (the "Proxy Statement").

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

        Any amendments or waivers of the code of ethics for members of the Company's board of directors or executive officers will be disclosed in the investor relations section of the Company's Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company's next Form 10-K filing. During fiscal year 2013, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

        Logitech's code of ethics is available on the Company's Web site at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:

    Logitech
    Investor Relations
    7600 Gateway Boulevard
    Newark, CA 94560 USA
    Main 510-795-8500

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item may be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this item may be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements

        Report of the Independent Registered Public Accounting Firm

        Consolidated Statements of Operations—Years Ended March 31, 2013, 2012 and 2011

        Consolidated Statements of Comprehensive Income—Years Ended March 31, 2013, 2012 and 2011

        Consolidated Balance Sheets—March 31, 2013 and 2012

        Consolidated Statements of Cash Flows—Years Ended March 31, 2013, 2012 and 2011

        Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2013, 2012 and 2011

        Notes to Consolidated Financial Statements

        Unaudited Quarterly Financial Data

    2.
    Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1
3.1		Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/08/10	3.1
3.2		Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	05/27/03	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009	8-K	0-29174	09/03/09	10.2

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.3	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	06/01/09	10.3
10.4	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/04/08	10.1
10.5	**	1996 Employee Share Purchase Plan (U.S.), as amended	10-Q	0-29174	11/07/11	10.1
10.6	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended	10-Q	0-29174	11/07/11	10.2
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	05/21/03	4.1
10.8	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	05/21/03	4.2
10.9	**	Logitech Management Performance Bonus Plan	8-K	0-29174	05/13/08	10.1
10.10	**	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.1
10.11	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.4
10.12	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	05/30/08	10.10
10.13	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca	8-K	0-29174	12/09/08	10.5
10.14	**	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan	8-K	0-29174	12/09/08	10.2
10.15	**	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer	10-K	0-29174	05/30/08	10.12

			Incorporated by Reference
							Filed Herewith
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.
10.16	**	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid	10-K	0-29174	06/01/09	10.16
10.17	**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.1
10.18	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.2
10.19	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.3
10.20	**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.4
10.21	**	Compensation terms for non-executive board members for September 2009 - September 2010 board year	10-Q	0-29174	11/04/09	10.5
10.22	**	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008	10-Q	0-29174	11/04/09	10.14.1
10.23	**	LifeSize Communications, Inc. 2003 Stock Option Plan	S-8	333-163933	12/22/09	10.1
10.24	**	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman	8-K	0-29174	09/22/09	10.1
10.25	**	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse	8-K	0-29174	03/24/11	10.1
10.27	**	Compensation terms for non-executive board members for September 2010 - September 2011 board year	10-Q	0-29174	11/08/11	10.1
10.28	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	05/27/11	10.28

			Incorporated by Reference
							Filed Herewith
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.
10.29	**	Compensation terms for non-executive board members for September 2011 - September 2012 board year	10-Q	0-29174	11/07/11	10.3
10.30		Senior revolving credit facility agreement dated December 31, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AGas Arranger and Agent	8-K	0-29174	01/04/12	10.1
10.31	**	Offer letter dated March 13, 2012 between Logitech Inc. and Bracken Darrell	8-K	0-29174	03/15/12	10.1
10.32	**	2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.1
10.33	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.2
10.34	**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.3
10.35	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 5, 2012	DEFA14A	0-29174	08/10/12	App. A
10.36		Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	02/05/13	10.1
10.37		Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.2
10.38		Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.3
10.39	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
21.1		List of subsidiaries of Logitech International S.A.					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	***	XBRL Instance Document					X

101.SCH	***	XBRLTaxonomy Extension Schema Document					X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN P. DARRELL Bracken P. Darrell President and Chief Executive Officer
/s/ MICHAEL A. DOKTORCZYK Michael A. Doktorczyk Vice President of Finance and Corporate Controller

May 30, 2013

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bracken P. Darrell and Michael A. Doktorczyk, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	May 30, 2013
/s/ BRACKEN P. DARRELL Bracken P. Darrell	President and Chief Executive Officer	May 30, 2013
/s/ MICHAEL A. DOKTORCZYK Michael A. Doktorczyk	Vice President of Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	May 30, 2013
/s/ DANIEL BOREL Daniel Borel	Director	May 30, 2013
/s/ MATTHEW BOUSQUETTE Matthew Bousquette	Director	May 30, 2013
/s/ ERH-HSUN CHANG Erh-Hsun Chang	Director	May 30, 2013
/s/ KEE-LOCK CHUA Kee-Lock Chua	Director	May 30, 2013
/s/ SALLY DAVIS Sally Davis	Director	May 30, 2013
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 30, 2013
/s/ NEIL HUNT Neil Hunt	Director	May 30, 2013
/s/ MONIKA RIBAR Monika Ribar	Director	May 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 30, 2013

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended March 31,
	2013	2012	2011
Net sales	$2,099,883	$2,316,203	$2,362,886
Cost of goods sold	1,392,581	1,539,614	1,526,380

Gross profit	707,302	776,589	836,506

Operating expenses:
Marketing and selling	431,598	423,854	420,580
Research and development	153,922	162,331	156,390
General and administrative	113,824	118,423	116,880
Impairment of goodwill and other assets	216,688	—	—
Restructuring charges	43,704	—	—

Total operating expenses	959,736	704,608	693,850

Operating income (loss)	(252,434)	71,981	142,656
Interest income, net	907	2,674	2,316
Other income (expense), net	(2,198)	16,622	3,476

Income (loss) before income taxes	(253,725)	91,277	148,448
Provision for (benefit from) income taxes	(25,588)	19,819	19,988

Net income (loss)	$(228,137)	$71,458	$128,460

Net income (loss) per share:
Basic	$(1.44)	$0.41	$0.73
Diluted	$(1.44)	$0.41	$0.72
Shares used to compute net income (loss) per share:
Basic	158,468	174,648	176,928
Diluted	158,468	175,591	178,790
Cash dividends per share	$0.85	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended March 31,
	2013	2012	2011
Net income (loss)	$(228,137)	$71,458	$128,460

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,415)	(8,213)	5,005
Change in net loss (gain), and prior service cost related to defined benefit pension plans:
Net loss (gain) and prior service cost	4,794	(11,564)	(7,679)
Less amortization included in net income (loss)	4,252	275	419
Net change in hedging gain (loss):
Unrealized hedging gain (loss)	(1,190)	3,337	(10,444)
Less reclassification adjustment for (gain) loss included in net income (loss)	1,756	(421)	6,078
Net change in unrealized investment gain (loss):
Unrealized gain (loss) on investments for the period	—	(342)	744
Less reclassification adjustment for gain included in net income (loss)	(343)	(483)	—

Net change in accumulated other comprehensive gain (loss)	3,854	(17,411)	(5,877)

Total comprehensive income (loss)	$(224,283)	$54,047	$122,583

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$333,824	$478,370
Accounts receivable	179,565	223,104
Inventories	261,083	297,072
Other current assets	57,036	65,990
Assets held for sale	13,002	—

Total current assets	844,510	1,064,536
Non-current assets:
Property, plant and equipment, net	87,649	94,884
Goodwill	340,132	560,523
Other intangible assets	26,024	53,518
Other assets	75,796	83,033

Total assets	$1,374,111	$1,856,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$265,995	$301,111
Accrued and other current liabilities	185,848	186,680
Liabilities held for sale	1,342	—

Total current liabilities	453,185	487,791
Non-current liabilities	187,222	218,462

Total liabilities	640,407	706,253

Commitments and contingencies (Note 11)
Shareholders' equity:
Shares, par value CHF 0.25—173,106 issued and authorized and 50,000 conditionally authorized at March 31, 2013 and 191,606 issued and authorized and 50,000 conditionally authorized at March 31, 2012	30,148	33,370
Additional paid-in capital	—	—
Less: shares in treasury, at cost, 13,855 at March 31, 2013 and 27,173 at March 31, 2012	(179,990)	(343,829)
Retained earnings	975,621	1,556,629
Accumulated other comprehensive loss	(92,075)	(95,929)

Total shareholders' equity	733,704	1,150,241

Total liabilities and shareholders' equity	$1,374,111	$1,856,494

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(228,137)	$71,458	$128,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,419	45,968	48,191
Amortization of other intangible assets	23,073	26,534	27,800
Impairment of goodwill and other assets	216,688	—	—
Impairment of investments	3,600	—	43
Inventory valuation adjustment	—	34,074	—
Share-based compensation expense	25,198	31,529	34,846
Gain on disposal of property,plant and equipment	—	(8,967)	(838)
Gain on sales of available-for-sale securities	(831)	(6,109)	—
Excess tax benefits from share-based compensation	(26)	(37)	(3,455)
Gain on cash surrender value of life insurance policies	—	—	(901)
Deferred income taxes and other	11,552	137	(8,492)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,928	29,279	(54,684)
Inventories	25,046	(36,621)	(60,482)
Other current assets	(1,189)	(4,621)	5,825
Accounts payable	(36,289)	3,622	37,714
Accrued and other current liabilities	(11,042)	9,896	2,715

Net cash provided by operating activities	116,990	196,142	156,742

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,945)	(47,807)	(43,039)
Acquisitions, net of cash acquired	—	(18,814)	(7,300)
Investment in privately-held company	(4,420)	—	—
Proceeds from sales of available-for-sale securities	917	6,550	—
Proceeds from sales of property and plant	—	8,967	2,688
Purchases of trading investments for deferred compensation plan	(4,196)	(7,505)	(19,075)
Proceeds from sales of trading investments for deferred compensation plan	4,463	7,399	6,470
Proceeds from cash surrender of life insurance policies	—	—	11,313
Proceeds from sales of business	—	—	9,087
Premiums paid on cash surrender value life insurance policies	—	—	(5)

Net cash used in investing activities	(50,181)	(51,210)	(39,861)

Cash flows from financing activities:
Payment of cash dividends	(133,462)	—	—
Purchases of treasury shares	(89,955)	(156,036)	—
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	17,591	43,001
Tax withholdings related to net share settlements of restricted stock units	(2,375)	(966)	(223)
Excess tax benefits from share-based compensation	26	37	3,455

Net cash provided by (used in) financing activities	(209,784)	(139,374)	46,233

Effect of exchange rate changes on cash and cash equivalents	(1,571)	(5,119)	(5,127)

Net increase (decrease) in cash and cash equivalents	(144,546)	439	157,987
Cash and cash equivalents at beginning of period	478,370	477,931	319,944

Cash and cash equivalents at end of period	$333,824	$478,370	$477,931

Supplemental cash flow information:
Interest paid	$1,293	$110	$25
Income taxes paid, net	$14,108	$14,422	$16,619
Non-cash investing activities:
Net increase (decrease) in accrued purchases of property and equipment	(8,737)	$11,216	$(522)

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Registered shares			Treasury shares			Accumulated other comprehensive loss
			Additional paid-in capital			Retained earnings
	Shares	Amount		Shares	Amount			Total
March 31, 2010	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715
Total comprehensive income	—	—	—	—	—	128,460	(5,877)	122,583
Tax benefit from exercise of stock options	—	—	4,783	—	—	—	—	4,783
Sale of shares upon exercise of options and purchase rights	—	—	(52,738)	(3,934)	116,649	(20,910)	—	43,001
Issuance of shares upon vesting of restricted stock units	—	—	(1,876)	(68)	1,844	—	—	(32)
Share-based compensation expense	—	—	34,951	—	—	—	—	34,951

March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,514,168	$(78,518)	$1,205,001

Total comprehensive income						71,458	(17,411)	54,047
Purchase of treasury shares	—	—	—	17,509	(156,036)	—	—	(156,036)
Tax benefit from exercise of stock options	—	—	(908)	—	—	—	—	(908)
Sale of shares upon exercise of options and purchase rights	—	—	(21,138)	(2,442)	67,754	(28,997)	—	17,619
Issuance of shares upon vesting of restricted stock units	—	—	(9,237)	(327)	8,472	—	—	(765)
Share-based compensation expense	—	—	31,283	—	—	—	—	31,283

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,556,629	$(95,929)	$1,150,241

Total comprehensive loss	—	—	—	—	—	(228,137)	3,854	(224,283)
Purchase of treasury shares	—	—	—	8,600	(89,955)	—	—	(89,955)
Tax benefit from exercise of stock options	—	—	3,318			—	—	3,318
Deferred tax asset adjustment related to share-based compensation expense	—	—	(4,619)	—	—	—	—	(4,619)
Deferred tax asset adjustment related to share-based compensation expense from prior year	—	—	—	—	—	(6,320)	—	(6,320)
Sale of shares upon exercise of options and purchase rights	—	—	(2,203)	(2,604)	61,653	(43,454)	—	15,996
Issuance of shares upon vesting of restricted stock units	—	—	(21,341)	(814)	19,284	—	—	(2,057)
Share-based compensation expense	—	—	24,845	—	—	—	—	24,845
Cash dividends	—	—				(133,462)	—	(133,462)
Cancellation of treasury shares	(18,500)	(3,222)	—	(18,500)	172,857	(169,635)	—	—

March 31, 2013	173,106	$30,148	$—	13,855	$(179,990)	$975,621	$(92,075)	$733,704

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

        Logitech International S.A, together with its consolidated subsidiaries, ("Logitech" or the "Company") develops and markets innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet.

        Logitech has two operating segments, peripherals and video conferencing. Logitech's peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Logitech's video conferencing segment offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

        Logitech sells its peripheral products to a network of distributors, retailers and OEMs (original equipment manufacturers). Logitech sells its video conferencing products and services to distributors, value-added resellers, OEMs, and, occasionally, direct enterprise customers. The large majority of its sales have historically been derived from peripheral products for use by consumers.

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

        During fiscal year 2013, the Company recorded a reduction in deferred tax assets and a decrease to retained earnings of $6.3 million, related to vested but unexercised non-qualified stock options for former employees who terminated in fiscal year 2012 and prior. The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No.99, Materiality, and SEC Staff Accounting Bulletin No. 108, Effect of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the error to be immaterial to any period presented.

        Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income (loss).

        During fiscal year 2013, the Company determined that advertising costs (Note 2), property, plant and equipment (Note 7), rent expense (Note 11) and depreciation and amortization by operating segment (Note 13), and geographic net sales (Note 13), previously reported for fiscal years 2012 and 2011 were not properly stated. In each of these areas, the Company has presented the revised amounts along with amounts previously reported in its Form 10-K for fiscal year 2012. These revisions had no impact on the previously reported consolidated statements of operations or consolidated balance sheets.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Fiscal Year

        The Company's fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, accruals for customer programs, inventory valuation, and valuation allowances for deferred tax assets. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Foreign Currencies

        The functional currency of the Company's operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Chinese renminbi, Swiss franc, or other local currencies of the country as their functional currencies. The financial statements of the Company's subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders' equity in accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reported in other income (expense), net in the consolidated statements of operations.

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

        The Company's video conferencing segment has some multiple-deliverable revenue arrangements that include both undelivered software elements and hardware with software essential to its functionality. The Company uses the following hierarchy to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (estimated selling price), if neither VSOE or TPE is available. Management judgment must be used to determine the appropriate deliverables and associated

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

relative selling prices. The Company has identified Logitech Revue, discontinued in fiscal year 2013, and the LifeSize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.

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

        Revenues from sales to distributors and authorized resellers are recognized net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

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

        The Company enters into cooperative marketing arrangements with many of its distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the later of time of sale or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

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

        The Company regularly evaluates the adequacy of its estimates for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increases or reductions to revenue, cost of goods sold or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

        The Company's shipping and handling costs are included in cost of sales in the consolidated statements of operations for all periods presented.

Research and Development Costs

        Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue. Advertising costs for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Advertising costs(1)	$165,825	$158,111	$9,866	$167,977	$184,750	$10,414	$195,164

(1)
During fiscal year 2013, the Company determined that advertising costs previously reported in fiscal years 2012 and 2011 were not properly stated due to the exclusion of certain advertising-related accounts from the amounts disclosed.

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

        The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2013 and 2012, one customer group represented 14% of total accounts receivable. No other customer represented more than 10% of the Company's total accounts receivable at either March 31, 2013 or 2012. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

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

Inventories

        Inventories are stated at the lower of cost or market. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical sales, and assumptions about future demand and market conditions.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Additions and improvements are capitalized, and maintenance and repairs are expensed as incurred. The Company capitalizes the cost of software developed for internal use in connection with major projects. Costs incurred during the feasibility stage are expensed, whereas direct costs incurred during the application development stage are capitalized.

        Depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, internal-use software development over useful lives of three to five years and leasehold improvements over the lesser of the useful life of the improvement or the term of the lease.

        When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of net income (loss).

Valuation of Long-Lived Assets

        The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. This assessment was performed in connection with the Company's fiscal year 2013 annual goodwill impairment assessment.

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

        The Company performs its annual goodwill impairment test of each reporting unit as of December 31 and completes the assessment during its fiscal fourth quarter, or more frequently, if events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include company-specific factors, including, but not limited to, restructuring, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company's reporting units consist of peripherals and video conferencing. The allocation of assets and liabilities to each of the Company reporting units also involves judgment and assumptions.

        The Company's goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit. The Company may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using both an income approach employing a discounted cash flow ("DCF") model and a market approach. The DCF model is based on projected cash flows from the Company's most recent forecast ("assessment forecast") developed in connection with each of the Company's reporting units to perform the goodwill impairment assessment. The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of the Company's reporting units to the respective revenue and earnings metrics of the Company's reporting units. To test the reasonableness of the fair values indicated by the income approach and the market approach, the Company also assesses the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market's price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. The Step 2 test measures the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

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

Net Income (Loss) per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average outstanding shares. Diluted net income (loss) per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based compensation awards, including stock options and restricted stock.

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

Share-Based Compensation Expense

        Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs ("restricted stock units") which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the market price on the date of grant.

        Tax benefits resulting from the exercise of stock options are classified as cash flows from financing activities in the consolidated statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share-based compensation costs for such options.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments from those entities not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable equity securities, net deferred gains and losses and prior service costs for defined benefit pension plans, and net deferred gains and losses on hedging activity.

Treasury Shares

        The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost, as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights, the vesting of restricted stock units, and acquisitions, or may be cancelled with shareholder approval. Treasury shares that are reissued are accounted for using the first-in, first-out basis.

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

        Gains and losses in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense), net.

Restructuring Charges

        The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, lease exist cost, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. In addition, liabilities associated with restructuring activities are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.

Note 3—Net Income (Loss) per Share

        The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2013	2012	2011
Net income (loss)	$(228,137)	$71,458	$128,460

Weighted average shares—basic	158,468	174,648	176,928
Effect of potentially dilutive share equivalents	—	943	1,862

Weighted average shares—diluted	158,468	175,591	178,790

Net income (loss) per share—basic	$(1.44)	$0.41	$0.73

Net income (loss) per share—diluted	$(1.44)	$0.41	$0.72

        During fiscal years 2013, 2012 and 2011, 22,859,941, 18,431,855 and 13,705,406 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.

Note 4—Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

        As of March 31, 2013, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 Employee Share Purchase Plan (Non-U.S.) and 1.8 million shares under the 2012 Stock Inducement Equity Plan. On September 5, 2012, at the fiscal year 2012 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the 2006 Stock Incentive Plan, which included the increase of 7.3 million additional shares to be issued under this plan and to prohibit the repricing of options or stock appreciation rights. On October 25, 2012, the Company filed a registration statement to register the 7.3 million additional shares under the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The following table summarizes share-based compensation expense and related tax benefit recognized for fiscal years 2013, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2013	2012	2011
Cost of goods sold	$2,499	$3,620	$4,223

Share-based compensation expense included in gross profit	2,499	3,620	4,223

Operating expenses:
Marketing and selling	7,825	12,716	12,030
Research and development	7,532	7,187	7,829
General and administrative	7,342	8,006	10,764

Share-based compensation expense included in operating expenses	22,699	27,909	30,623

Total share-based compensation expense	25,198	31,529	34,846
Income tax benefit	5,356	6,294	8,279

Share-based compensation expense, net of income tax	$19,842	$25,235	$26,567

        As of March 31, 2013, 2012 and 2011, $0.4 million, $0.7 million and $1.0 million of share-based compensation cost were capitalized in inventory. The following table summarizes total share-based compensation cost not yet recognized and the number of months over which such cost is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2013
	Compensation Cost Not Yet Recognized	Months of Future Recognition
Non-vested stock options	$3,767	10
Premium-priced stock options	2,015	36
Performance stock options	4,556	21
Time-based RSUs	31,152	21
Performance-based RSUs	3,184	13

Total compensation cost not yet recognized	$44,674

        Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 21,000,000 shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2013, a total of 2,316,415 shares were available for issuance under these plans.

        The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

criteria. The 2006 Stock Plan has an expiration date of June 16, 2016. Stock options granted under the 2006 Plan generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary. Performance-based options and RSUs granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is four years for performance-based options granted in fiscal year 2013. The performance period is three years for performance-based RSU grants made in fiscal years 2013, 2012 and 2011. An aggregate of 24,800,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2013, a total of 10,156,268 shares were available for issuance under this plan.

        Under the 2012 Stock Inducement Equity Plan, stock options and RSUs may be granted to eligible employees to serve as inducement material to enter into employment with the Company. Awards under the 2012 Stock Inducement Equity Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria, based on individual written employment offer letter and subject to change. The 2012 Stock Inducement Equity Plan has an expiration date of March 28, 2022. An aggregate of 1,800,000 shares was reserved for issuance under the 2012 Stock Inducement Equity Plan. As of March 31, 2013, no shares were available for issuance under this plan.

        A summary of the Company's stock option activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Year ended March 31,
	2013		2012		2011
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price
Outstanding, beginning of year	13,034	$19	16,312	$19	20,037	$18
Granted	3,718	$8	—	$—	294	$16
Exercised	(389)	$6	(316)	$8	(2,747)	$10
Cancelled or expired	(2,679)	$20	(2,962)	$22	(1,272)	$21

Outstanding, end of year	13,684	$16	13,034	$19	16,312	$19

Exercisable, end of year	9,355	$19	10,867	$20	11,205	$20

        The total pretax intrinsic value of stock options exercised during the fiscal years ended March 31, 2013, 2012 and 2011 was $1.1 million, $0.8 million and $23.9 million and the tax benefit realized for the tax deduction from options exercised during those periods was $0.3 million, $0.2 million and $7.4 million. The total fair value of options vested as of March 31, 2013, 2012 and 2011 was $60.5 million, $76.0 million and $74.3 million.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The fair value of employee stock options granted and shares purchased under the Company's employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values.

	Year ended March 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Purchase Plans			Stock Option Plans			Premium-Priced Options			Performance Stock Option Plan
Dividend yield	0%	0%	0%	0%	n/a	0%	0%	n/a	n/a	0%	n/a	n/a
Expected life	6 months	6 months	6 months	6 years	n/a	4 years	7 years	n/a	n/a	6 years	n/a	n/a
Expected volatility	47%	52%	35%	46%	n/a	48%	46%	n/a	n/a	44%	n/a	n/a
Risk-free interest rate	0.09%	0.13%	0.16%	1.20%	n/a	1.57%	2.00%	n/a	n/a	1.93%	n/a	n/a

        The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. On September 5, 2012, the Company's shareholders approved a cash dividend of CHF 125.7 million ($133.5 million in U.S. dollars) out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital. Logitech considers the cash dividend to be a one-time, discrete event unlikely to be repeated within the next four years. As such, the Company considers the expected dividend yield to be 0%. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using the Company's daily closing prices over the term of past options or purchase offerings. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company's stock options or purchase offerings.

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

        The following table presents the weighted average grant-date fair values of options granted and the expected forfeiture rates:

	Year ended March 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Purchase Plans			Stock Option Plans			Premium-Priced Options			Performance Stock Option Plan
Weighted average grant-date fair value of options granted	$2.14	$2.96	$4.26	$3.64	n/a	$6.11	$2.52	n/a	n/a	$2.58	n/a	n/a
Expected forfeitures	0%	0%	0%	0%	n/a	9%	0%	n/a	n/a	0%	n/a	n/a

        As of March 31, 2013, the exercise price of outstanding options ranged from $1 to $42 per option, and the weighted average remaining contractual life of outstanding options was 5.4 years. As of March 31, 2013, the weighted average remaining contractual life of exercisable options was 3.7 years.

        The total number of fully vested in-the-money options exercisable as of March 31, 2013 was 282,846. As of March 31, 2013, 4,329,723 options were unvested, of which 3,853,453 are expected to vest, based on an estimated forfeiture rate of 11%.

        A summary of the Company's time- and performance-based RSU activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Year ended March 31,
	2013		2012		2011
	Number	Grant Date Fair Value	Number	Grant Date Fair Value	Number	Grant Date Fair Value
Outstanding, beginning of year	4,125	$13	2,370	$21	514	$18
Time-based RSUs granted	2,219	$7	2,496	$9	1,599	$20
Performance-based RSUs granted	101	$6	516	$11	538	$28
Vested	(1,097)	$11	(399)	$19	(142)	$15
Cancelled or expired	(706)	$13	(858)	$19	(139)	$24

Outstanding, end of year	4,642	$10	4,125	$13	2,370	$21

        The total pretax intrinsic value (fair value) of RSUs vested during the fiscal years ended March 31, 2013, 2012 and 2011 was $ 8.3 million, $3.8 million and $1.7 million. The tax benefit realized for the tax deduction from RSUs vested during the fiscal years ended March 31, 2013, 2012 and 2011 was $1.9 million, $0.9 million and $0.2 million.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The Company determines the fair value of the time-based RSUs based on the market price on the date of grant. The fair value of the performance-based RSUs is estimated using the Monte-Carlo simulation model applying the following assumptions:

	Year ended March 31,
	2013	2012	2011
	Performance-Based RSUs
Dividend yield	0%	0%	0%
Expected life	3 years	3 years	3 years
Expected volatility	47%	49%	51%
Risk-free interest rate	0.31%	0.99%	0.81%

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

        As of March 31, 2013, the grant date fair values of outstanding RSUs ranged from $6 to $28 per RSU, and the weighted average remaining contractual life was 8.9 years.

        In April 2012, Logitech's Board of Directors approved the 2012 Stock Inducement Equity Plan. Under this plan, Logitech's newly-hired President, Bracken P. Darrell, who became President and Chief Executive Officer in January 2013, was granted the following equity incentive awards (in thousands, except per share exercise price, vesting period and term):

				In Years
Type of Grant	Number of Shares	Exercise Price	Grant Date Fair Value	Vesting Period(1)	Term
Stock Options	500	$8	$1,820	4.0	10.0
Time-based RSUs	100	$—	803	4.0	10.0
Premium-priced stock options:(2)
First Tranche	400	$14	1,100	2.5	10.0
Second Tranche	400	$16	1,024	3.0	10.0
Third Tranche	400	$20	896	3.9	10.0

(1)
Vesting period for premium-price stock options represents estimated requisite service period.

(2)
Each grant of premium-priced stock options will vest in full if and only when Logitech's average closing share price, over a consecutively ninety-day trading period, meets or exceeds the exercise price of the grant.

Defined Contribution Plans

        Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2013, 2012 and 2011, were $6.9 million, $11.6 million and $8.9 million.

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

        During the quarter ended September 30, 2012, the Company's Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the restructuring implemented during the first quarter of fiscal year 2013, described in Note 15, Restructuring. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses which resided within accumulated other comprehensive loss and which the Company entirely recognized during the quarter ended September 30, 2012. The Company's restructuring plan implemented during the fourth quarter of fiscal year 2013 resulted in an additional $1.2 million in previously unrecognized losses related to affected plan participants which resided within accumulated other comprehensive income (loss) and which the Company entirely recognized during the quarter ended March 31, 2013.

        The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are measured as of March 31 each year.

        The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Service cost	$7,261	$6,295	$4,396
Interest cost	1,800	2,205	1,745
Expected return on plan assets	(1,688)	(1,968)	(1,818)
Amortization of net transition obligation	5	5	4
Amortization of net prior service cost	712	156	161
Settlement	3,439	—	2
Recognized net actuarial loss	846	205	482

Net periodic benefit cost	$12,375	$6,898	$4,972

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The changes in projected benefit obligations for fiscal years 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012
Projected benefit obligation, beginning of year	$94,135	$76,145
Service cost	7,261	6,295
Interest cost	1,800	2,205
Plan participant contributions	2,814	2,878
Actuarial loss	7,146	9,989
Benefits paid	(2,285)	(3,812)
Plan amendments	(1,456)	—
Settlement and curtailment	(18,737)	—
Initial adoption of Japanese plan	—	86
Administrative expense paid	(164)	(197)
Foreign currency exchange rate changes	(4,176)	546

Projected benefit obligation, end of year	$86,338	$94,135

        The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2013 and 2012 was $66.8 million and $72.8 million.

        The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2013 and 2012 (in thousands):

	Year Ended March 31,
	2013	2012
Fair value of plan assets, beginning of year	$50,669	$45,937
Actual return on plan assets	2,889	219
Employer contributions	5,800	5,071
Plan participant contributions	2,814	2,878
Benefits paid	(2,285)	(3,812)
Settlement	(11,093)	—
Administrative expenses paid	(164)	(197)
Foreign currency exchange rate changes	(2,628)	573

Fair value of plan assets, end of year	$46,002	$50,669

        The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges: 28 - 43% for equities, 33- 63% for Swiss bonds, 5-15% for foreign bonds, 5-15% for hedge and investment funds, and 0-20% for cash and cash

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

equivalents. The Company's other defined benefit plans, which comprise approximately 3% of total defined benefit plan assets as of March 31, 2013, have similar investment and allocation strategies. The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2013 and 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash	$5,405	$—	$—	$5,405
Equity securities	14,802	—	—	14,802
Debt securities	19,714	—	—	19,714
Swiss real estate fund	3,968	—	—	3,968
Hedge fund	—	1,062	—	1,062
Commodity fund	693	—	—	693
Other	106	252	—	358

Total plan assets at fair value	$44,688	$1,314	$—	$46,002

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash	$2,675	$—	$—	$2,675
Equity securities	17,513	—	—	17,513
Debt securities	22,892	—	—	22,892
Swiss real estate fund	3,561	—	—	3,561
Hedge fund	—	3,167	—	3,167
Commodity fund	590	—	—	590
Other	—	271	—	271

Total plan assets at fair value	$47,231	$3,438	$—	$50,669

        The funded status of the defined benefit pension plans is the fair value of plan assets less benefit obligations. The funded status of the non-retirement post-employment benefits is the fair value of the benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $40.3 million and $42.7 million as of March 31, 2013 and 2012. Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2013	2012
Current assets	$—	$752
Current liabilities	(4,351)	(4,129)
Non-current liabilities	(35,963)	(39,337)

Net liabilities	$(40,314)	$(42,714)

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2013	2012	2011
Net prior service cost	$(2,307)	$(1,918)	$(2,084)
Net actuarial loss	(18,308)	(28,172)	(16,714)
Amortization of net transition obligation	(16)	(24)	(34)

Accumulated other comprehensive loss	(20,631)	(30,114)	(18,832)
Deferred tax benefit	315	752	759

Accumulated other comprehensive loss, net of tax	$(20,316)	$(29,362)	$(18,073)

        Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Accumulated other comprehensive loss, beginning of year	$(29,362)	$(18,073)	$(10,813)
Transition obligation recognized	5	—	5
Prior service cost recognized	(791)	(15)	146
Loss recognized	1,195	275	396
Curtailment loss recognized	3,363	—	—
Settlement loss recognized	3,057	—	23
Gain (loss) occurred	1,351	(11,808)	(5,609)
Deferred tax benefit (expense)	(435)	170	(241)
Foreign currency exchange rate changes	1,301	89	(1,980)

Accumulated other comprehensive loss, end of year	$(20,316)	$(29,362)	$(18,073)

        The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2013, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2014 (in thousands):

Year Ending March 31, 2014
Amortization of net transition obligation	$4
Amortization of net prior service costs	207
Amortization of net actuarial loss	1,015

$1,226

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Employee Benefit Plans (Continued)

        The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal years 2013 and 2012 were as follows:

	2013		2012
	Benefit Obligation	Periodic Cost	Benefit Obligation	Periodic Cost
Discount rate	1.50% to 8.00%	1.75% to 8.50%	1.75% to 3.25%	2.00% to 3.75%
Estimated rate of compensation increase	3.00% to 10.00%	3.00% to 10.00%	3.00% to 8.00%	2.50% to 5.00%
Expected average rate of return on plan assets	1.00% to 3.50%	1.00% to 3.75%	1.00% to 3.75%	1.00% to 4.75%

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

        The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Year ending March 31,
2014	$3,797
2015	3,896
2016	4,206
2017	4,023
2018	4,172
Thereafter	19,969

$40,063

        The Company expects to contribute approximately $3.8 million to its defined benefit pension plans during fiscal year 2014.

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

        The fair value of the deferred compensation plan's assets is included in other assets in the consolidated balance sheets. The marketable securities are classified as trading investments and are recorded at a fair value of $15.6 million and $14.3 million as of March 31, 2013 and 2012, based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Interest and Other Income (Expense)

        Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2013	2012	2011
Interest income	$2,215	$3,121	$2,343
Interest expense	(1,308)	(447)	(27)

Interest income, net	$907	$2,674	$2,316

Investment Impairments(1)	$(3,600)	$—	$(43)
Gain (loss) on sale of buildings	—	8,967	838
Gain on sale of available-for-sale securities	831	6,109	—
Foreign currency exchange gains, net	104	1,575	480
Investment income related to deferred compensation plan	933	227	1,409
Other, net	(466)	(256)	792

Other income (expense), net	$(2,198)	$16,622	$3,476

(1)    The $3.6 million investment impairment in fiscal year 2013 resulted from the write-down of an investment in a privately-held company.

Note 6—Income Taxes

        The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

        Income (loss) before income taxes for the fiscal years ended March 31, 2013, 2012 and 2011 is summarized as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Income (loss) before income taxes:
Swiss	$(124,417)	$(66,512)	$50,219
Non-Swiss	(129,308)	157,789	98,229

Total	$(253,725)	$91,277	$148,448

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        The provision for (benefit from) for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Current:
Swiss	$686	$258	$(1,073)
Non-Swiss	(23,078)	25,187	26,218
Deferred:
Swiss	—	(254)	—
Non-Swiss	(3,196)	(5,372)	(5,157)

Total	$(25,588)	$19,819	$19,988

        The difference between the provision for (benefit from) income taxes and the expected tax provision (benefit) at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2013	2012	2011
Expected tax provision (benefit) at statutory income tax rates	$(21,567)	$7,759	$12,618
Income taxes at different rates	7,906	11,968	5,062
Research and development tax credits	(3,302)	(1,666)	(2,315)
Foreign tax credits	(1,535)	—	—
Unrealized investment income	—	—	(315)
Stock compensation	1,643	2,696	1,965
Valuation allowance	3,809	(104)	2,309
Impairment	18,419	—	—
Restructuring charges	4,336	—	—
IRS audit settlement	(35,608)	—	—
Other,net	311	(834)	664

Total provision (benefit) for income taxes	$(25,588)	$19,819	$19,988

        The Company negotiated a tax holiday on certain earnings in China which was effective from January 2006 through December 2010. The tax holiday was a tax exemption aimed to attract foreign technological investment in China. There was no tax benefit from the tax holiday in fiscal years 2013 and 2012. The tax holiday decreased income tax expense by approximately $3.6 million for fiscal year 2011 and the benefit of the tax holiday on net income per share (diluted) in the same year was $0.02.

        On January 2, 2013, the enactment in the U.S. of the American Taxpayer Relief Act of 2012 extended retroactively through the end of calendar year 2013 the U.S. federal research and development tax credit which had expired on December 31, 2011. The income tax benefit for the fiscal year ended March 31, 2013 reflected a $2.2 million tax benefit from the reinstatement of the U.S. federal research tax credit.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$15,147	$24,332
Tax credit carryforwards	13,495	8,418
Accruals	41,746	38,954
Depreciation and amortization	5,517	6,871
Share-based compensation	17,147	25,516

Gross deferred tax assets	93,052	104,091
Valuation allowance	(6,014)	(2,205)

Gross deferred tax assets after valuation allowance	87,038	101,886
Deferred tax liabilities:
Acquired intangible assets and other	(10,961)	(17,454)

Gross deferred tax liabilities	(10,961)	(17,454)

Deferred tax assets, net	$76,077	$84,432

        Management regularly assesses the ability to realize deferred tax assets recorded in the Company's entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

        The Company had $6 million of valuation allowance as of March 31, 2013, increased from $2.2 million in fiscal year 2012. The increase is partly due to the establishment of valuation allowance in the amount of $2.2 million against deferred tax assets in the state of California of the U.S. In addition, the Company increased the valuation allowance of foreign tax credit carryforwards in the U.S. from $0.1 million to $1.6 million. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets and tax credit carryforwards. The remaining valuation allowance primarily represents $2 million of the valuation allowance for capital loss carryforwards in the U.S.

        Deferred tax assets relating to tax benefits of employee stock grants have been reduced to reflect settlement activity in fiscal years 2013 and 2012. Settlement activity of grants in fiscal year 2013 and 2012 resulted in a "shortfall" in which tax deductions were less than previously recorded share-based compensation expense. The Company recorded a shortfall to equity of $10.9 million and $0.9 million, respectively, in fiscal year 2013 and 2012.

        As of March 31, 2013, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $208.5 million and $33.7 million. Approximately $136.2 million of the net operating loss carryforwards and $22.6 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2015 to 2033. The tax credit carryforwards will begin to expire in fiscal year 2019.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        As of March 31, 2013, the Company had capital loss carryforwards of approximately $5.5 million. The loss will begin to expire in fiscal year 2016.

        Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2013, the cumulative amount of unremitted earnings of non-Swiss subsidiaries was approximately $154.7 million. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

        As of March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $102.0 million, of which $90.3 million would affect the effective income tax rate if realized. The Company classified the unrecognized tax benefits as non-current income taxes payable.

        The aggregate changes in gross unrecognized tax benefits in fiscal years 2013, 2012 and 2011 were as follows (in thousands):

Balance as of March 31, 2010	$113,628
Lapse of statute of limitations	(4,760)
Settlements with tax authorities	(6,290)
Foreign exchange impact on tax positions	180
Increases in balances related to tax positions taken during the current period	27,740

Balance as of March 31, 2011	$130,498
Lapse of statute of limitations	(6,760)
Foreign exchange impact on tax positions	(1,200)
Increases in balances related to tax positions taken during the current period	14,350

Balance as of March 31, 2012	$136,888
Lapse of statute of limitations	(6,490)
Settlements with tax authorities	(42,770)
Foreign exchange impact on tax positions	(1,500)
Increases in balances related to tax positions taken during the current period	9,570

Balance as of March 31, 2013	$95,698

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Income Taxes (Continued)

        The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.0 million, $1.2 million and $1.3 million in interest and penalties in income tax expense during fiscal years 2013, 2012 and 2011. As of March 31, 2013, 2012 and 2011, the Company had approximately $6.6 million, $7.5 million and $8.0 million of accrued interest and penalties related to uncertain tax positions.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to fiscal year 2001. In the fiscal quarter ended September 30, 2012, the Company effectively settled the examinations of fiscal years 2006 and 2007 with the IRS (U.S. Internal Revenue Service). The Company reversed $33.8 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $1.7 million tax provision from the assessments as a result of the closure, resulting in a net tax benefit of $32.1 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards.

        The Company also effectively settled the examinations of fiscal years 2008 and 2009 with the IRS in the fiscal quarter ended December 31, 2012. The Company reversed $9.0 million of unrecognized tax benefits associated with uncertain tax positions and recorded a $5.5 million tax provision from the assessments, resulting in a net tax benefit of $3.5 million. There was no cash tax liability from the settlement due to utilization of net operating loss carryforwards. The effective settlement of the IRS examinations of fiscal years 2006 through 2009 resulted in an overall net tax benefit of $35.6 million in fiscal year 2013.

        The Company is also under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.

        Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate the decrease of unrecognized tax benefits within the next twelve months.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components

        The following table presents the components of certain balance sheet asset amounts as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Accounts receivable:
Accounts receivable	$325,870	$376,917
Allowance for doubtful accounts	(2,153)	(2,472)
Allowance for returns	(21,883)	(24,599)
Allowances for cooperative marketing arrangements	(24,160)	(24,109)
Allowances for customer incentive programs	(42,857)	(42,262)
Allowances for pricing programs	(55,252)	(60,371)

	$179,565	$223,104

Inventories:
Raw materials	$37,504	$38,613
Work-in-process	41	73
Finished goods	223,538	258,386

	$261,083	$297,072

Other current assets:
Income tax and value-added tax refund receivables	$17,403	$19,360
Deferred taxes—current	24,333	25,587
Prepaid expenses and other	15,300	21,043

	$57,036	$65,990

Property, plant and equipment:(1)
Plant, buildings and improvements	$70,009	$48,555
Equipment	129,868	115,811
Computer equipment	42,437	40,353
Computer software	80,930	75,758

	323,244	280,477
Less: accumulated depreciation	(247,469)	(217,409)

	75,775	63,068
Construction-in-progress	9,047	28,968
Land	2,827	2,848

	$87,649	$94,884

Other assets:
Deferred taxes	$53,733	$61,358
Trading investments	15,599	14,301
Other	6,464	7,374

	$75,796	$83,033

(1)
During fiscal year 2013, the Company determined that the Property, plant and equipment and accumulated depreciation amounts previously reported for fiscal year 2012 were not properly stated due to the inclusion of $32.2 million in fully depreciated equipment that was previously disposed of by the Company as of March 31, 2012. The table below presents revised amounts along with amounts previously reported in its Form 10-K for fiscal year 2012.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components (Continued)

	March 31, 2012
	As Reported	Adjustment	As Revised
Property, plant and equipment:
Equipment	$148,059	$(32,248)	$115,811
Total gross—Property, plant and equipment	312,725	(32,248)	280,477
Accumulated depreciation	(249,657)	32,248	(217,409)

        In the year ended March 31, 2012, an inventory valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management's decision in early July 2011 to reduce the retail price of Logitech Revue from $249 to $99, which due to its significance, has been presented as a non-cash charge in the consolidated statement of cash flows.

        The decrease in construction-in-progress primarily related to new facilities for the Company's operations in Northern California which occurred during the year ended March 31, 2012.

        The following table presents the components of certain balance sheet liability amounts as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Accrued and other current liabilities:
Accrued personnel expenses	$40,502	$42,809
Accrued marketing expenses	11,005	7,097
Indirect customer incentive programs	29,464	26,112
Accrued restructuring	13,458	—
Deferred revenue	22,698	19,358
Accrued freight and duty	5,882	11,376
Value-added tax payable	8,544	7,140
Accrued royalties	3,358	6,243
Warranty accrual	5,156	5,184
Employment benefit plan obligations	4,351	4,129
Income taxes payable—current	2,259	6,047
Other accrued liabilities	39,171	51,185

	$185,848	$186,680

Non-current liabilities:
Income taxes payable—non-current	$98,827	$137,319
Obligation for deferred compensation	15,631	14,393
Employment benefit plan obligations	35,963	39,337
Deferred rent	24,136	16,042
Deferred taxes	1,989	2,513
Other long-term liabilities	10,676	8,858

	$187,222	$218,462

        The increase in deferred rent primarily relates to new facilities for the Company's operations in Northern California.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components (Continued)

        During the third quarter of fiscal year 2013, the Company made a strategic decision to divest its Retail Remote product category and its digital video security product line, included within its Retail Video product category, by the end of fiscal year 2014. This decision primarily resulted from the Company's belief that these product categories would not make a meaningful contribution to improving either the Company's growth or profitability. As a result, assets and liabilities of the Retail Remote product category and the digital video security product line have been classified as held for sale as of March 31, 2013. The components of assets and liabilities held for sale at March 31, 2013 were as follows (in thousands):

March 31, 2013
Assets held for sale:
Inventory	$6,031
Property, plant and equipment, net	756
Goodwill(1)	2,470
Other intangible assets, net	3,745

$13,002

Liabilities held for sale:
Warranty accrual	$467
Other liabilities	875

$1,342

(1)
Represents the allocated goodwill related to the Company's Retail—Remotes product category which was classified as an asset held for sale as of March 31, 2013.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The following table presents the Company's financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2013			March 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$119,073	$—	$—	$160,558	$—	$—
Trading investments for deferred compensation plan:
Money market funds	4,220	—	—	3,383	—	—
Mutual funds	11,379	—	—	10,918	—	—
Available-for-sale securities:
Collateralized debt obligations	—	—	—	—	—	429
Foreign exchange derivative assets	—	1,197	—	—	658	—

Total assets at fair value	$134,672	$1,197	$—	$174,859	$658	$429

Foreign exchange derivative liabilities	$—	$707	$—	$—	$245	$—

Total liabilities at fair value	$—	$707	$—	$—	$245	$—

(1)
Excludes cash balances of $214.7 million as of March 31, 2013 and $317.8 million as of March 31, 2012.

        The following table presents the changes in the Company's Level 3 financial assets during the fiscal years ended March 31, 2013, 2012 and 2011 (in thousands):

	March 31,
	2013	2012	2011
Available-for-sale securities, beginning balance	$429	$1,695	$994
Proceeds from sales of securities	(917)	(6,550)	—
Realized gain on sales of securities	831	6,050	—
Realized loss on sales of securities	—	(9)	—
Reversal of unrealized gains previously recognized in accumulated other comprehensive loss	—	—	744
Reversal of unrealized losses previously recognized in accumulated other comprehensive loss	(343)	(757)	(43)

Available-for-sale securities, ending balance	$—	$429	$1,695

        The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. For the year ended March 31, 2013, goodwill related to the Company's video conferencing operating segment, investment in a privately-held company, and goodwill, other intangibles and property,

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

plant and equipment related to the digital video security product line were measured at fair value on a non-recurring basis using the type of inputs shown (in thousands):

	Fair Value as of March 31, 2013	Impairment Charge Year Ended March 31, 2013
	Level 3
Goodwill—Video Conferencing segment	$124,613	$214,500
Investment in privately-held company	370	3,600
Goodwill, other intangibles and other assets—Digital Video Security	—	2,188

	$124,983	$220,288

        The fair value of the video conferencing goodwill was determined using a combination of an income approach employing a discounted cash flow model and a market approach, which are considered to be Level 3 inputs. The fair value of the investment in a privately-held company was determined using a liquidation value approach, which is considered to be a Level 3 input. The fair value of the goodwill, other intangibles and property, plant and equipment related to the digital video security product line were determined using a market approach, which is considered to be a Level 3 input.

Cash and Cash Equivalents

        Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

        The Company's investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at March 31, 2013. The Company's investment securities portfolio consists of marketable security related to a deferred compensation and auction rate securities collateralized by residential and commercial mortgages at March 31, 2012.

        The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term differences in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company's normal operating cycle of one year. The marketable securities are recorded at a fair value of $15.6 million and $14.3 million as of March 31, 2013 and 2012, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains of $0.5 million and $0.1 million are included in other income (expense), net for the fiscal year ended March 31, 2013 and relate to trading securities held at March 31, 2013 and 2012.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The auction rate securities are classified as non-current available-for-sale securities. These securities are collateralized by residential and commercial mortgages, and are second-priority senior secured floating rate notes with maturity dates in excess of 10 years. Interest rates on these notes were intended to reset through an auction every 28 days, however auctions for these securities have failed since August 2007. During the fiscal year ended March 31, 2012, the Company sold two of the auction rate securities with a total carrying value of $0.5 million and a total par value of $10.0 million for $6.6 million. The gain of $6.1 million was recognized in other income (expense), net. During the three months ended March 31, 2012, two securities with a total carrying value of $0.4 million and a total par value of $22.2 million were liquidated. The Company did not receive any proceeds from the liquidation. The loss of $0.4 million was recorded in accumulated other comprehensive loss, offsetting a previously recorded temporary increase in fair value. During the fiscal year ended March 31, 2013, the Company sold its remaining two auction rate securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss. The par value and original cost of the auction rate securities held as of March 31, 2012 was $15.2 million. These securities were recorded at an estimated fair value of $0.4 million at March 31, 2012. The estimated fair value was determined by estimating future cash flows through time according to each security's terms, including periodic consideration of overcollateralization and interest coverage tests, and incorporating estimates of default rate, loss severity, prepayment, and delinquency assumptions when available, for the underlying assets in the securities based on representative indices and various research reports. The estimated coupon and principal payments were discounted at the rate of return required by investors, based on the characteristics of each security as calculated from the indices. Such valuation methods fall within Level 3 of the fair value hierarchy.

Derivative Financial Instruments

        The following table presents the fair values of the Company's derivative instruments and their locations on its consolidated balance sheets as of March 31, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31,			March 31,
	Location	2013	2012	Location	2013	2012
Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$1,165	$250	Other liabilities	$—	$—

		1,165	250		—	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	—	341	Other liabilities	270	148
Foreign exchange swap contracts	Other assets	32	67	Other liabilities	437	97

		32	408		707	245

		$1,197	$658		$707	$245

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

        The following table presents the amounts of gains and losses on the Company's derivative instruments for the fiscal years ended March 31, 2013 and 2012 and their locations on its consolidated statements of operations (in thousands):

				Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income
	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss
							Amount of gain/ (loss) recognized in income immediately
			Location of gain/(Loss) reclassified from accumulated other comprehensive loss into income
						Location of gain/(loss) recognized in income immediately
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Cash flow hedges	$566	$2,916	Cost of goods sold	$1,756	$(421)	Other income/expense	$275	$(198)

	566	2,916		1,756	(421)		275	(198)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(848)	(350)
Foreign exchange swap contracts	—	—		—	—	Other income/expense	1,176	(1,884)

	—	—		—	—		328	(2,234)

	$566	$2,916		$1,756	$(421)		$603	$(2,432)

Cash Flow Hedges

        The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the fiscal years ended March 31, 2013, 2012 and 2011. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $38.5 million (€30.1 million) and $58.1 million

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Financial Instruments (Continued)

(€43.5 million) at March 31, 2013 and 2012. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Foreign Exchange Forward and Swap Contracts

        The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in other income (expense), net based on the changes in fair value.

        The notional amounts of foreign exchange forward contracts outstanding at March 31, 2013 and 2012 relating to foreign currency receivables or payables were $14.2 million and $18.7 million. Open forward contracts as of March 31, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2012 consisted of contracts in euros to sell British pounds and contracts in Australian dollars to purchase U.S. dollars at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at March 31, 2013 and 2012 were $19.6 million and $22.4 million. Swap contracts outstanding at March 31, 2013 consisted of contracts in Mexican pesos, Japanese Yen and Australian dollars. Swap contracts outstanding at March 31, 2012 consisted of contracts in Taiwanese dollars, Mexican pesos and Japanese Yen.

        The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Note 9—Goodwill and Other Intangible Assets

        The Company performs its annual goodwill impairment test of each reporting unit as of December 31 and completes the assessment during its fiscal fourth quarter, or more frequently, if certain events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include the company-specific factors, including, but not limited to, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company has two reporting units: peripherals and video conferencing. The allocation of assets and liabilities to each of its reporting units also involves judgment and assumptions. The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit. The Company may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using both an income approach employing both a DCF model and a market approach. The DCF model is based on projected cash flows from the Company's most recent forecast ("assessment forecast") developed in connection with

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Other Intangible Assets (Continued)

each of its reporting units to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, CAGR during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of its reporting units to the respective revenue and earnings metrics of the Company's reporting units. To test the reasonableness of the fair values indicated by the income approach and the market approach, the Company also assesses the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a market stock price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach model require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. Prior to proceeding with the Step 2 test, the Company is required to assess whether the fair value of the reporting units other intangibles have been impaired. For this test, fair value is estimated using an undiscounted DCF model. If an impairment is determined, carrying value of the other intangibles are reduced to the then fair value. The Company proceeds to the Step 2 test if no impairment results from this assessment. The Step 2 test measures the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

        The Company performed its annual goodwill impairment analysis of each of its reporting units as of December 31, 2012 and completed the assessment during its fiscal fourth quarter of 2013 using the income approach and market approach described above. The Company chose not to perform the Step 0 test and to proceed directly to the Step 1 test. This assessment resulted in the Company determining that its peripherals reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by more than 75%. By contrast, the video conferencing reporting unit failed the Step 1 test because the estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in the expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. These factors had an adverse effect on the Company's recent video conferencing operating results and are anticipated to have an adverse effect on its future outlook. The Company was unable to fully complete the Step 2 analysis prior to the filing of its Form 10-Q for the quarter ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of its video conferencing reporting unit. As a result, the Company recorded a preliminary non-cash goodwill impairment charge estimate of $211.0 million related to its video conferencing reporting unit in the quarter ended December 31, 2012. During the fourth quarter of fiscal year 2013, the Company completed its annual goodwill impairment assessment and recorded an additional $3.5 million in goodwill impairment charge during that period.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Other Intangible Assets (Continued)

        Management continues to evaluate and monitor all key factors impacting the carrying value of the Company's recorded goodwill and long-lived assets. Further adverse changes in the Company's actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

        The following table summarizes the activity in the Company's goodwill balance during the year ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013			March 31, 2012
	Peripheral	Video Conferencing	Total	Peripheral	Video Conferencing	Total
Goodwill, beginning of year	$220,860	$339,663	$560,523	$220,860	$326,324	$547,184
Additions	—	—	—	—	14,415	14,415
Impairment	—	(214,500)	(214,500)	—	—	—
Foreign currency movements	(1,225)	(550)	(1,775)	—	(1,076)	(1,076)
Reclassified to assets held for sale(1)	(4,116)	—	(4,116)	—	—	—

Goodwill, end of year	$215,519	$124,613	$340,132	$220,860	$339,663	$560,523

(1)
Represents allocated goodwill related to the Company's Retail—Digital Video Security product line and Retail—Remotes product category which was classified as assets held for sale as of March 31, 2013. The allocated goodwill related to the Digital Video Security product line was fully impaired as of March 31, 2013.

        The Company's acquisition of Mirial S.r.l. on July 18, 2011 increased its goodwill balance by $14.4 million. Mirial's business has been fully integrated into the Company's video conferencing reporting unit, and discrete financial information for Mirial is not maintained. Accordingly, the acquired goodwill related to Mirial is evaluated for impairment at the video conferencing reporting unit level.

        The Company's acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2013			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark/trade name	$29,842	$(26,558)	$3,284	$32,104	$(26,095)	$6,009
Technology	73,249	(61,560)	11,689	91,954	(62,548)	29,406
Customer contracts	39,068	(28,017)	11,051	39,926	(21,823)	18,103

	$142,159	$(116,135)	$26,024	$163,984	$(110,466)	$53,518

        The Company had $3.7 million of intangible assets, net of accumulated amortization of $17.3 million and impairment charges of $0.5 million, related to Digital Video Security and Remote product families classified as held for sale as of March 31, 2013, which are not included in the table above. There were no intangible assets classified as held for sale as of March 31, 2012.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Goodwill and Other Intangible Assets (Continued)

        For fiscal years 2013, 2012 and 2011, amortization expense for other intangible assets was $23.1 million, $26.5 million and $27.8 million. The Company expects that annual amortization expense for the fiscal years ending 2014, 2015, 2016 and 2017 will be $16.5 million, $7.8 million, and $1.4 million, and $0.3 million.

Note 10—Financing Arrangements

        In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at March 31, 2013 or 2012.

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

        The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, the Company was not in compliance with the interest cover ratio of this facility. This situation resulted from the significant operating loss incurred during fiscal year 2013. The Company believes that this is only a short-term situation. Until the Company is in compliance with all covenants, including the interest cover ratio, this facility is not available for its use.

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

        The Company had several uncommitted, unsecured bank lines of credit aggregating $55.8 million at March 31, 2013. There are no financial covenants under these lines of credit with which the Company must comply. At March 31, 2013, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $17.3 million as of March 31, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Note 11—Commitments and Contingencies

Operating Leases

        The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2013 are as follows (in thousands):

Year ending March 31,
2014	$18,018
2015	14,704
2016	11,565
2017	9,326
2018	7,850
Thereafter	29,500

$90,963

        During fiscal year 2013, the Company determined that rent expense amounts previously reported for fiscal years 2012 and 2011 were not properly stated due to the identification of certain sites reporting on a cash basis rather than on an accrual basis in the previously disclosed amounts. The table below presents revised amounts along with amounts previously reported in its Form 10-K for fiscal year 2012.

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Rent expense	$25,268	$23,500	$1,609	$25,109	$19,800	$2,115	$21,915

        In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

expiration. The following table describes changes to the Company's asset retirement obligation liability for the years ended March 31, 2013 and 2012 (in thousands):

	Year Ended March 31,
	2013	2012
Asset retirement obligation, beginning of year	$1,918	$1,636
Liabilities incurred	63	66
Liabilities settled	(201)	(85)
Accretion expense	28	92
Revisions	—	218
Foreign currency translation	(58)	(9)

Asset retirement obligation, end of year	$1,750	$1,918

Product Warranties

        Certain of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company's estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company's warranty liability for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012
Warranty liability, beginning of year	$5,184	$4,970
Provision for warranties issued during the year	20,158	19,280
Settlements made during the year, net of adjustments	(19,719)	(19,066)
Less: Amount classified as liabilities held for sale	(467)	—

Warranty liability, end of year	$5,156	$5,184

Purchase Commitments

        At March 31, 2013, the Company had the following outstanding purchase commitments:

March 31, 2013
Inventory purchases	$158,859
Operating expenses	55,051
Capital expenditures	16,476

Total purchase commitments	$230,386

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

        Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by June 30, 2013. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

        Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At March 31, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of March 31, 2013, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under two guarantee agreements. The maximum amount of these guarantees was $3.8 million as of March 31, 2013. As of March 31, 2013, $2.0 million of guaranteed purchase obligations were outstanding under these agreements.

        Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $22.4 million as of March 31, 2013. As of March 31, 2013, $3.0 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

        Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. No amounts have been accrued for indemnification provisions at March 31, 2013. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

Legal Proceedings

        From time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

Note 12—Shareholders' Equity

Share Capital

        The Company's nominal share capital is CHF 43,276,655, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 13,855,436 of which were held in treasury as of March 31, 2013.

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

Shares Outstanding

        On September 5, 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during the third quarter of fiscal year 2013, which decreased its treasury shares outstanding by this amount but also decreased its shares issued and outstanding from 191.6 million to 173.1 million.

Dividends

        Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 354.6 million or $372.3 million based on exchange rates at March 31, 2013) and is subject to shareholder approval. On September 5, 2012, the Company's shareholders approved a cash dividend of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Shareholders' Equity (Continued)

Legal Reserves

        Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.0 million at March 31, 2013 (based on exchange rates at March 31, 2013).

        Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the cost of repurchased treasury shares owned as of year-end. The reserve for treasury shares, which is not available for distribution, totaled $181.0 million at March 31, 2013 (based on exchange rates at March 31, 2013).

Share Repurchases

        During the years ended March 31, 2013 and 2012, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). In November 2011, the Company received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	657	$4,435
September 2008	8,344	250,000	August 2013	—	—	—

(1)
Represents an estimate of the number of shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2013, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date, $6.75 per share.

        The Company repurchased shares under these programs as follows (in thousands):

	Amounts Repurchased
			During Year ended March 31,(1)
	Program to date		2013		2012
Date of Announcement	Shares	Amount	Shares	Amount	Shares	Amount
September 2008—amended	18,500	$172,857	8,600	$89,955	9,900	$82,902
September 2008	7,609	73,134	—	—	7,609	73,134

	26,109	$245,991	8,600	$89,955	17,509	$156,036

(1)
Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Shareholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2013	2012
Foreign currency translation	$(72,269)	$(66,854)
Pension liability adjustments, net of tax of $315 and $752	(20,316)	(29,362)
Unrealized gain on investments	—	343
Net deferred hedging gains (losses)	510	(56)

	$(92,075)	$(95,929)

Note 13—Segment Information

        The Company has two operating segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company's operating segments do not record revenue on sales between segments, as such sales are not material.

        Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech's Chief Executive Officer, who is considered to be the Company's chief operating decision maker. The Chief Executive Officer periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as "other charges." Assets by operating segment are

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

not presented since the Company does not present such data to the chief operating decision maker. Net sales and operating income (loss) for the Company's operating segments were as follows (in thousands):

	Year ended March 31
	2013	2012	2011
Net sales by operating segment:
Peripherals	$1,962,843	$2,168,742	$2,228,985
Video Conferencing	137,040	147,461	133,901

Total net sales	$2,099,883	$2,316,203	$2,362,886

Operating income (loss) by segment:
Peripherals	$24,706	$137,430	$204,202
Video Conferencing(1)	(228,869)	(7,386)	1,100

Operating income (loss) before other charges	(204,163)	130,044	205,302
Other charges:
Share-based compensation	(25,198)	(31,529)	(34,846)
Amortization	(23,073)	(26,534)	(27,800)

Total operating income (loss)	$(252,434)	$71,981	$142,656

(1)
Video Conferencing operating results for fiscal year 2013 includes $214.5 million goodwill impairment charge.

        Depreciation and amortization by operating segment for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
		2012			2011
	2013
		As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Depreciation and amortization by operating segment:
Peripherals	$46,793	$52,578	$(473)	$52,105	$55,816	$(319)	$55,497
Video Conferencing	$20,698	$19,924	$473	$20,397	$20,175	$319	$20,494

Total	$67,491	$72,502	$—	$72,502	$75,991	$—	$75,991

        During fiscal year 2013, the Company determined that depreciation and amortization amounts previously reported for fiscal years 2012 and 2011 were not properly stated since amounts originally allocated to its Video Conferencing segment did not accurately capture total depreciation and amortization for each fiscal year. This situation resulted in an understatement of amounts originally allocated to its Video Conferencing segment and a corresponding overstatement of amounts originally allocated to its Peripherals segment.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

        Net sales by product categories, excluding intercompany transactions, were as follows (in thousands):

	Year ended March 31,
	2013	2012(1)	2011(1)
Peripherals
Retail—Pointing Devices	$521,083	$559,366	$564,758
Retail—PC Keyboards & Desktops	407,896	404,298	386,968
Retail—Tablet Accessories	119,804	43,693	—
Retail—Audio PC	271,197	309,896	318,478
Retail—Audio—Wearables & Wireless	65,826	53,140	23,975
Retail—Video	179,340	216,387	256,170
Retail—PC Gaming	142,184	170,948	146,373
Retail—Remotes	71,641	91,000	144,737
Retail—Other	42,686	134,055	163,751
OEM	141,186	185,959	223,775

Total Peripherals	1,962,843	2,168,742	2,228,985
Video Conferencing	137,040	147,461	133,901

Total net sales	$2,099,883	$2,316,203	$2,362,886

        In the third quarter of fiscal year 2013, the Company changed the product category classification for a number of its peripherals retail products in an effort to help investors more clearly track the progress of its various product initiatives. Products within the retail product categories as presented in fiscal years ended 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales. Logitech's new peripheral retail product categories are defined as follows:

  •
  Retail—Pointing Devices:    Pointing devices include PC-related mice, trackpads, touchpads and presenters.

  •
  Retail—PC Keyboards & Desktops:    PC keyboards & desktops include PC keyboards and keyboard/mice combo products. This category was formerly Retail—Keyboards & Desktops, except for tablet accessory products which are now separately reported in the newly formed Retail—Tablet Accessories category.

  •
  Retail—Tablet Accessories:    Tablet accessories include keyboards and other accessories for tablets and other mobile devices. This is a new category, formerly a part of Retail—Keyboards & Desktops.

  •
  Retail—Audio PC:    Audio-PC products include PC speakers and PC headsets. This newly formed category was formerly a part of Retail—Audio.

  •
  Retail—Audio—Wearables & Wireless:    Audio—wearables & wireless products include non-PC audio products, including ear and headphones, and wireless speakers. This newly formed category was formerly a part of Retail—Audio.

  •
  Retail—Video:    Video products include webcam, digital video securities systems and TV cams. This category now includes TV cams, which were formerly a part of Retail—Digital Home.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

  •
  Retail—PC Gaming:    PC Gaming products include PC gaming mice, keyboards, headsets and steering wheels.

  •
  Retail—Remotes:    Remotes include Harmony remotes. This newly formed category was formerly a part of Retail—Digital Home.

  •
  Retail—Other:    This new category is comprised of a variety of products that the Company currently intends to transition out of, or has already transitioned out of, as they are no longer strategic to its business. Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products.

        Geographic net sales information in the table below is based on the customers location. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

        Net sales to unaffiliated customers by geographic region for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
		2012			2011
	2013
		As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Americas	$809,224	$953,867	$(74,791)	$879,076	$1,032,988	$(78,299)	$954,689
EMEA	799,075	846,464	51,093	897,557	872,774	55,647	928,421
Asia Pacific	491,584	515,872	23,698	539,570	457,124	22,652	479,776

Total net sales	$2,099,883	$2,316,203	$—	$2,316,203	$2,362,886	$—	$2,362,886

        During fiscal year 2013, the Company determined that net sales to unaffiliated customers by geographic regions previously reported for fiscal years 2012 and 2011 were not properly stated since amounts related to its Video Conferencing segment and other businesses were improperly allocated solely to the Americas region.

        Sales are attributed to countries on the basis of the customers' locations. The United States represented 33%, 34% and 36% of the Company's total consolidated net sales for the fiscal years 2013, 2012 and 2011. No other single country represented more than 10% of the Company's total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company's home domicile, represented 2% of the Company's total consolidated net sales for the fiscal years 2013, 2012 and 2011. In fiscal years 2013, 2012 and 2011, one customer group of the Company's peripheral operating segment represented 11%, 14% and 12% of sales. As of March 31, 2013 and 2012, one customer group of the Company's peripherals operating segment represented 14% of total accounts receivable.

        Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2013	2012
Americas	$43,357	$49,365
EMEA	8,315	9,304
Asia Pacific	40,952	41,576

Total long-lived assets	$92,624	$100,245

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment Information (Continued)

        Long-lived assets in the United States and China was $43.2 million and $33.1 million at March 31, 2013 and $49.1 million and $33.8 million at March 31, 2012. No other countries represented more than 10% of the Company's total consolidated long-lived assets at March 31, 2013 and 2012. Long-lived assets in Switzerland, the Company's home domicile, was $4.2 million and $5.9 million at March 31, 2013 and 2012.

Note 14—Acquisitions and Divestitures

Mirial

        On July 18, 2011, the Company acquired all of the outstanding shares of Mirial S.r.l., a Milan-based privately-held provider of personal and mobile video conferencing solutions, for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). In addition, Logitech incurred $0.4 million in transaction costs, which are included in operating expenses in fiscal year 2012. Mirial has been integrated into the video conferencing reporting unit, and the Company expects that its technology will be used to enhance video connection capabilities on a variety of mobile devices and networks.

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

Note 15—Restructuring

        The Company's restructuring activities were mainly attributable to the peripherals operating segment. The following table summarizes restructuring related activities during year ended March 31, 2013 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other
Accrual balance at March 31, 2012	$—	$—	$—	$—
Charges	43,705	41,088	1,308	1,309
Cash payments	(30,324)	(27,768)	(1,233)	(1,323)
Foreign exchange	77	63	—	14

Accrual balance at March 31, 2013	$13,458	$13,383	$75	$—

        During the first quarter of fiscal year 2013, Logitech implemented a restructuring plan to simplify the Company's organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, the Company reduced its worldwide non-direct-labor workforce by approximately 340 employees. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Restructuring (Continued)

year ended March 31, 2013, restructuring charges under this plan included $25.9 million in termination benefits to affected employees, $1.3 million in legal, consulting, and other costs as a result of the terminations, and $1.3 million in lease exit costs associated with the closure of existing facilities. The Company incurred $3.0 million related to the discontinuance of certain product development efforts, which were included in cost of goods sold. The Company also incurred $2.2 million from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring. This amount was not included in restructuring charge since it related to prior services.

        During the fourth quarter of fiscal year 2013, Logitech implemented an additional restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct-labor workforce by approximately 220 employees. Restructuring charges under this plan are expected to primarily consist of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the year ended March 31, 2013, restructuring charges under this plan included $15.2 million in termination benefits to affected employees. The Company incurred $0.9 million related to the discontinuance of certain product development efforts, which were included in cost of goods sold. The Company also incurred $1.2 million from the re-measurement of its Swiss and Taiwan defined benefit pension plans caused by the number of plan participants affected by the restructurings. This amount was not included in restructuring charge since it related to prior services.

        Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA
(Unaudited)

        The following table contains selected unaudited quarterly financial data for fiscal years 2013 and 2012 (in thousands except per share amounts):

	Year ended March 31, 2013				Year ended March 31, 2012
	First(4)	Second	Third(2)	Fourth(3)(4)	First	Second	Third	Fourth(1)
Net sales	$468,604	$547,693	$614,500	$469,087	$480,441	$589,204	$714,596	$531,962
Gross profit	144,252	195,995	210,098	156,958	125,607	198,421	258,674	193,887
Operating expenses:
Marketing and selling	100,897	110,522	112,698	107,480	99,793	107,446	116,313	100,302
Research and development	38,928	38,019	40,393	36,582	39,981	39,491	41,911	40,948
General and administrative	32,480	25,980	26,382	28,982	30,865	27,989	30,673	28,896
Impairment of goodwill and other assets	—	—	211,000	5,688	—	—	—	—
Restructuring charges (credits), net	31,227	(2,671)	(358)	15,506	—	—	—	—

Total operating expense	203,532	171,850	390,115	194,238	170,639	174,926	188,897	170,146
Operating income (loss)	(59,280)	24,145	(180,017)	(37,280)	(45,032)	23,495	69,777	23,741
Net income (loss)	$(52,145)	$54,865	$(194,943)	$(35,914)	$(29,606)	$17,445	$55,333	$28,286
Net income (loss) per share(5):
Basic	$(0.32)	$0.35	$(1.24)	$(0.23)	$(0.17)	$0.10	$0.32	$0.17
Diluted	$(0.32)	$0.35	$(1.24)	$(0.23)	$(0.17)	$0.10	$0.32	$0.17
Shares used to compute net income (loss) per share:
Basic	160,733	156,736	157,706	158,716	179,331	176,878	173,003	169,387
Diluted	160,733	157,932	157,706	158,716	179,331	177,277	173,656	170,401

(1)
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

(2)
Impairment of goodwill and other assets during the third quarter of fiscal year 2013 was due to an estimated $211.0 million goodwill impairment charge related to the video conferencing reporting unit.

(3)
Impairment of goodwill and other assets during the fourth quarter of fiscal year 2013 was due to an additional $3.5 million in goodwill impairment charge related to the video conferencing reporting unit and $2.2 million in impairment charges related to the digital video security product line.

(4)
During the first and fourth quarters of fiscal 2013, the Company announced restructuring plans intended align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related product and enhancing global operational efficiencies.

(5)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Schedule II

LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2013, 2012 and 2011 (in thousands)
(Revised for Fiscal Years Ended March 31, 2011)

        The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

Fiscal Year	Description	Balance at beginning of period	Charged (credited) to Statement of Operations	Claims and adjustments applied against allowances	Balance at end of period
2013	Allowance for doubtful accounts	$2,472	$(107)	$(212)	$2,153
2012	Allowance for doubtful accounts	$4,086	$(592)	$(1,022)	$2,472
2011	Allowance for doubtful accounts	$5,870	$663	$(2,447)	$4,086
2013	Allowance for sales returns	$24,599	$61,315	$(64,031)	$21,883
2012	Allowance for sales returns	$29,666	$72,543	$(77,610)	$24,599
2011	Allowance for sales returns	$23,657	$74,749	$(68,740)	$29,666
2013	Allowances for cooperative marketing arrangements	$24,109	$96,278	$(96,227)	$24,160
2012	Allowances for cooperative marketing arrangements	$28,669	$101,557	$(106,117)	$24,109
2011	Allowances for cooperative marketing arrangements	$24,004	$100,498	$(95,833)	$28,669
2013	Allowances for customer incentive programs	$42,262	$94,313	$(93,718)	$42,857
2012	Allowances for customer incentive programs	$52,358	$108,683	$(118,779)	$42,262
2011	Allowances for customer incentive programs	$38,756	$138,969	$(125,367)	$52,358
2013	Allowances for pricing programs	$60,371	$182,310	$(187,429)	$55,252
2012	Allowances for pricing programs	$62,258	$196,808	$(198,695)	$60,371
2011	Allowances for pricing programs	$59,123	$178,631	$(175,496)	$62,258
2013	Tax valuation allowances	$2,205	$3,865	$(56)	$6,014
2012	Tax valuation allowances	$2,309	$—	$(104)	$2,205
2011	Tax valuation allowances	$—	$2,309	$—	$2,309