Form 10-K/A
period 2013-03-31
LOGITECH INTERNATIONAL SA
filed 2013-08-07
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2012, the last business day of the registrant’s second fiscal quarter on the NASDAQ Global Select Market, was approximately $819,557,681. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant’s shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

As of May 16, 2013, there were 159,304,255 shares of the Registrant’s share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2013.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Original Filing”) to: (i) correct management’s and the independent registered public accounting firm’s reporting on internal control over financial reporting included under Part II — Item 9A and Part IV - Item 15, respectively, as a result of the identification of an additional material weakness that existed as of March 31, 2013; and (ii) revise the financial statements as a result of the identification of immaterial errors related to: (1) the method used to estimate product warranty liability; and (2) amortization expense of certain intangible assets which impacted prior periods. As a result of the decision to file this amended filing, the Registrant is taking this opportunity to also correct a number of other immaterial errors which were previously recorded as out of period adjustments and are now being revised to report them in the correct period as well as correct other immaterial errors that were previously uncorrected. Accordingly, the Registrant hereby amends and replaces in their entirety Part II — Items 6 (Selected Financial Data) and 9A (Controls and Procedures) of the Original Filing and has made some amendments to Part I — Items 1 (Business) and 1A (Risk Factors), Part II — Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II - Item 8  (Financial Statements and Supplementary Data) and Part IV - Item 15 (Exhibits and Financial Statement Schedules) of the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions.

The adjustments made as a result of the revisions to the historical financial statements are more fully discussed in Note 2, Revision of Previously-Issued Financial Statements, to the consolidated financial statements included in Part II — Item 8 (Financial Statements and Supplementary Data).

For a description of the additional material weakness in the Company’s internal control over financial reporting identified by management as a result of the identification of the product warranty liability errors and management’s plan to remediate this material weakness, see Part II — Item 9A (Controls and Procedures). As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent of PricewaterhouseCoopersLLP. Accordingly, the Registrant hereby amends Part IV - Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K/A contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K/A. These forward-looking statements include statements related to:

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

•                  our belief there will be additional demand for complementary peripherals to enhance consumers’ experiences with tablets and other mobile platforms;

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

•                  market acceptance of our products, our ability to accurately forecast market trends and consumer demands, the sales mix between our lower- and higher- margin products, and our geographic sales mix;

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

Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will” and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K/A. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors, as well as elsewhere in this Annual Report on Form 10-K/A and in our other filings with the U.S. Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Logitech was founded in Switzerland in 1981, and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia). Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market, under the trading symbol LOGI, and the SIX Swiss Exchange, under the trading symbol LOGN. References in this Form 10-K/A to the “Company,” “Logitech,” “we,” “our,” and “us” refer to Logitech International S.A. and its consolidated subsidiaries.

Logitech has two operating segments, peripherals and video conferencing.

Our peripherals segment, which includes retail and OEM channels, encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. In the third quarter of fiscal year 2013, we changed the product category classification for a number of our peripheral retail products in an effort to help investors more clearly track the progress of our various product initiatives. Products within the retail product categories as presented in fiscal years ended 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales. Our new peripheral retail product categories are defined as follows:

•                  Retail–Pointing Devices:  Our pointing devices include PC-related mice, trackpads, touchpads and presenters.

•                  Retail–PC Keyboards & Desktops:  Our PC keyboards & desktops include PC keyboards and keyboard/mice combo products. This category was formerly Retail–Keyboards & Desktops, except for tablet accessory products which are now separately reported in the newly formed Retail–Tablet Accessories category.

•                  Retail–Tablet Accessories:  Our tablet accessories include keyboards and other accessories for tablets and other mobile devices. This is a new category, formerly a part of Retail–Keyboards & Desktops.

•                  Retail–Audio PC:  Our audio-PC products include PC speakers and PC headsets. This newly formed category was formerly a part of Retail–Audio.

•                  Retail–Audio–Wearables & Wireless:  Our Audio–wearables & wireless products include non-PC audio products, including ear and headphones, and wireless speakers. This newly formed category was formerly a part of Retail–Audio.

•                  Retail–Video:  Our video products include webcam, digital video securities systems and TV cams. This category now includes TV cams, which were formerly a part of Retail–Digital Home.

•                  Retail–PC Gaming:  Our PC Gaming products include PC gaming mice, keyboards, headsets and steering wheels.

•                  Retail–Remotes:  Our remotes include Harmony remotes. This newly formed category was formerly a part of Retail–Digital Home.

•                  Retail–Other:  This new category is comprised of a variety of products that we currently intend to transition out of, or have already transitioned out of, as they are no longer strategic to our business. Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products.

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

For the fiscal year ended March 31, 2013, we generated net sales of $2.1 billion, an operating loss of $249.9 million and a net loss of $225.6 million. The operating loss and net loss primarily resulted from a $214.5 million goodwill impairment charge related to our video conferencing reporting unit and from $43.7 million in costs related to restructuring plans implemented in fiscal year 2013. We employed approximately 7,700 employees as of March 31, 2013 and conducted business in approximately 100 countries.

A summary of our net sales and long-lived assets by geographic region can be found in Note 16, Segment Information, to the Consolidated Financial Statements in Part II — Item 8, incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in Item 1A, Risk Factors, incorporated herein by reference.

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

In both mature and emerging markets, a strong installed base of business and enterprise customers purchase peripherals for their PCs. There are growth opportunities for our PC peripherals in the enterprise market because the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base.

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

We are also focused on understanding and improving the consumer’s overall experience with Logitech products. The design and customer experience group’s goal is to use research, insights, technology and innovation to deliver great experiences to our users at each consumer touch point and in all Logitech products. We define customer experience as the focal point of our research and development, and use a process of prototyping, learning and iteration to maximize customer satisfaction. We use metrics and consumer feedback mechanisms to drive meaningful and measurable improvements in our products. We believe that by creating products that people desire and love, we maximize the number of consumers who actively recommend Logitech products, fueling brand preference within and across our many product categories. This is especially important because we believe today’s consumer exhibits increasing skepticism toward manufacturers, yet is more trusting of personal recommendations.

Business Strategy

Logitech’s current strategic objectives are to: (1) maximize profitability in our core product categories, (2) invest in growth opportunities, and (3) divest or discontinue non-strategic product categories.

Our core product categories focuses on the substantial worldwide installed base of PC and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. We believe that the market for PC peripherals will continue to present opportunities for profitability and growth. In developed markets, the installed base of users is large and the market dynamics provide an opportunity to drive profitability. In emerging markets, such as China, Eastern Europe and Latin America, the installed base of users is still growing, which we believe continues to present opportunities for us to broaden our PC peripherals customer base. In the enterprise market, we believe the preferences of employees increasingly drive companies’ choices in the information technology they deploy to their employee base.

The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the peripherals market. We believe there are significant opportunities for Logitech peripherals and accessories to improve the productivity, navigation and control abilities of tablets, smartphones and other mobile devices, enabling consumers to create, consume and share digital content more conveniently and comfortably. To seize the growth opportunities in the peripherals market for mobile devices, we are focusing on innovating new features and products to provide excellent consumer experience, and on reducing production cycle time to meet the evolving market demand and frequent introductions of new devices. Digital music, the seamless consumption of audio content on home and mobile devices, also presents a growth opportunity, because Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption.

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

Product Strategy

To take advantage of the opportunities we anticipate in the growing digital marketplace, Logitech’s product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many digital devices used by today’s consumers and enterprises.

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

Digital Music

Today’s consumers consider listening to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption. Our music solutions include speakers for PCs and mobile devices, and the Logitech Ultimate Ears brand of earphones and wireless speakers.

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

We recognize that continued investment in product research and development is critical to facilitating innovation of new and improved products and technologies. Nine of Logitech’s products were selected as 2013 CES (Computer Electronics Show) Innovation Award honorees, including the Logitech Wireless Solar Keyboard K760, a solar powered keyboard that allows you to simultaneously pair with multiple devices and quickly switch among them with a push of a button; the Logitech Solar Keyboard Folio, a solar powered keyboard offering stylish design and protection for the iPad; the Logitech Wireless Rechargeable Touchpad T650 and the Logitech Zone Touch Mouse T400, designed for easy and intuitive navigation of Windows 8; the Logitech Ultrathin Keyboard Cover, an all-in-one solution that provides an ultrathin screen protector and built-in keyboard to enhance the iPad experience; the Logitech Washable Keyboard K310, a keyboard that can be submerged in up to 11 inches of water; the Logitech Bluetooth Illuminated Keyboard K810, a keyboard with Bluetooth connectivity to pair with up to three devices simultaneously; the Logitech UE 9000 Wireless Headphone, a headphone combining laser-tuned drivers and a quality Bluetooth connection for a remarkable audio experience; and the Logitech Harmony Touch, an advanced universal remote that enables customization through an intuitive color touch-screen for unprecedented control of your home-entertainment system.

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

•                  Logitech USB Headset H340 and H540.

Audio—Wearables and Wireless

This category comprises of Logitech’s UE (Ultimate Ears) product line representing our latest audio technology.

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

TV Cams

Logitech’s TV cam offerings include TV Cam HD, a high-definition TV camera with built-in Skype capability that operates on any HDTV with HDMI input.

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

Remotes

Our line of Harmony advanced remote controls for home entertainment systems includes:

•                  Logitech Harmony Ultimate and the Logitech Harmony Smart Control. Both products feature Logitech’s Harmony Hub and Harmony Smartphone App to enable closed-cabinet control and one-touch entertainment access to game consoles from a universal remote or smartphone. The Harmony Hub takes personalizing your activities a step farther into home control with the ability to program your Philips Hue lights to the desired brightness and color with a tap of the Logitech Harmony Ultimate.

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

Competitive Strengths

We believe the key competitive strengths that allow Logitech to be successful in the markets in which we compete include:

•                  Our innovative capability, including understanding of product definition, technology and industrial design excellence, as demonstrated by a list of over 100 industry “firsts” to our name and a patent portfolio of approximately 600 patents.

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

Our research and development expenses for fiscal years 2013, 2012, and 2011 were $154.2 million, $162.7 million, and $156.8 million. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

Net sales to unaffiliated customers by geographic region for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Americas	$809,224	$953,867	$(74,791)	$879,076	$1,032,988	$(78,299)	$954,689
EMEA	799,075	846,464	51,093	897,557	872,774	59,526	932,300
Asia Pacific	491,584	515,872	23,698	539,570	457,124	22,652	479,776
Total net sales	$2,099,883	$2,316,203	$—	$2,316,203	$2,362,886	$3,879	$2,366,765

During fiscal year 2013, we determined that net sales to unaffiliated customers by geographic regions previously reported for fiscal years 2012 and 2011 were not properly stated since amounts related to our Video Conferencing segment and other businesses were improperly allocated solely to the Americas region.  During the first quarter of fiscal year 2014, we also made a revision for a $3.9 million adjustment impacting originally reported EMEA region net sales. This adjustment was triggered by the identification of errors related to the accounting for our product warranty liability and amortization expense of certain intangible assets, which also required us to correct a number of other previously uncorrected immaterial errors, including an adjustment related to our EMEA region net sales for fiscal year 2011.

Sales are attributed to countries on the basis of the customers’ locations. Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in fiscal years 2013, 2012 and 2011. In fiscal years 2013, 2012 and 2011, the United States represented 33%, 34% and 36% of our total consolidated net sales. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2013, 2012 and 2011.

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

Video Conferencing.  We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete with our LifeSize products and services at the lower-end of the video conferencing market, or could provide other competitors with lower barriers of entry into the video conferencing market.

Intellectual Property and Proprietary Rights

Intellectual property rights that apply to Logitech’s products and services include patents, trademarks, copyrights and trade secrets.

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. Claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A, Risk Factors—“We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.” and “Claims by others that we infringe their proprietary technology could adversely affect our business.”

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

Europe.  In Europe we are subject to the European Union’s (EU’s) RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment) Directive 2011/65/EU, or RoHS 2. This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be RoHS 2 compliant. Logitech has an active program to ensure compliance with the RoHS 2 directive and continues to source and introduce the use of RoHS 2 compliant components and manufacturing methods in order to comply with the requirements of the directive.

Logitech is also subject to the EU’s ErP (Energy-related Products) Directive, which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the ‘CE’ mark. The Directive does not have binding requirements for specific products, but does define conditions and criteria for setting, through subsequent implementing measures, requirements regarding environmentally relevant product characteristics. To date the following implementing measures within the ErP Directive are active and applicable to Logitech products:

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

Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of “Conflict Minerals” in the supply chain. We are in the process of establishing systems which will facilitate our compliance with the sourcing and traceability obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission to cover calendar year 2013. As an EICC (Electronic Industry Citizenship Coalition) member, Logitech is actively participating in the establishment of this industry-wide “Conflict Minerals” standard by which these requirements will be met.

In addition, the Transparency in Supply Chain Act of 2010 (S.B. 657) is effective from Logitech’s fiscal year 2012. The law requires all retailers and manufacturers of tangible products who do business in California and have annual gross receipts exceeding $100 million to disclose on their company websites their efforts to combat forced labor and human trafficking in their own supply chains. Logitech’s disclosure is posted on our website, www.logitech.com.

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

Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008 and as Chief Executive Officer since April 2012. Mr. De Luca served as Logitech’s acting president and chief executive officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech’s President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Computer, Inc., a consumer electronics and computer company, from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a Laurea degree in Electronic Engineering from the University of Rome, Italy.

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

Emerging Markets.  We believe that the world’s emerging markets, such as China, Eastern Europe and Latin America, will, for the next several years, continue to be growth markets for PCs and for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways which may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets declines or does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower end of the video conferencing market with our LifeSize products and services or could provide other competitors with lower barriers of entry into the video conferencing market.

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

Video Conferencing.  We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower-end of the video conferencing market with our LifeSize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $214.5 million non-cash goodwill impairment charge in fiscal year 2013. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Item 9A of this report, we identified material weaknesses in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see “Item 9A. Controls and Procedures.”

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

During fiscal years 2014 and 2015, we plan to devote significant resources to the upgrade of our worldwide business application suite to Oracle’s version R12. Oracle has already begun to discontinue its support for our current business application suite, version 11i. As a result of that discontinued support or our upgrade or both, we may experience difficulties with our systems, management distraction, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

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

Dividends

Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation’s board of directors. On September 5, 2012, Logitech’s shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.

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

Share Repurchases

The following table presents certain information related to purchases made by Logitech of its equity securities (in thousands, except per share amounts):

				Approximate
	Total Number of			Dollar Value of
	Shares Purchased			Shares That May
	as Part of Publicly			Yet Be Purchased
	Announced	Average Price Paid Per Share		Under the
Period	Program	in USD	in CHF	Program

April 2011	—	—	—	$250,000
May 2011	—	—	—	250,000
June 2011	—	—	—	250,000
July 2011	—	—	—	250,000
August 2011	7,329	9.54	7.62	180,061
September 2011	280	10.83	8.61	177,030
October 2011	—	—	—	177,030
November 2011	—	—	—	177,030
December 2011	—	—	—	177,030
January 2012	1,780	7.51	6.90	163,662
February 2012	7,195	8.55	7.79	102,145
March 2012	925	8.53	7.66	94,255
April 2012	800	9.82	8.99	86,399
May 2012	7,425	10.25	9.73	10,293
June 2012	375	10.19	9.73	6,472
July 2012	—	—	—	6,472
August 2012	—	—	—	6,472
September 2012	—	—	—	6,472
October 2012	—	—	—	6,472
November 2012	—	—	—	6,472
December 2012	—	—	—	6,472
January 2013	—	—	—	6,472
February 2013	—	—	—	6,472
March 2013	—	—	—	6,472
Total	26,109

In fiscal year 2013, the following approved share buyback programs were in place (in thousands):

Date of Announcement	Approved Share Amount	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	959	$6,472
September 2008	8,344	250,000	August 2013	—	—	—

(1)                                 Represents an estimate of the shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2013, $6.5 million, divided by the adjusted close price of Logitech shares traded on the SIX Swiss Exchange as of the same date, $6.75 per share.

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

ITEM 6.  Selected Financial Data

The selected financial data set forth below as of March 31, 2013 and 2012, and for the fiscal years ended March 31, 2013, 2012 and 2011, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected financial data as of March 31, 2011, 2010 and 2009, and for the fiscal years ended March 31, 2010 and 2009 are derived from unaudited financial statements not included in this Annual Report on Form 10-K/A and are deemed unaudited as the revision affects each of these years.

This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2013	2012	2011	2010	2009
	As Revised (3)	As Revised (3)	As Revised (3)	As Revised (3)	As Revised (3)
	(In thousands, except per share amounts)

Consolidated statements of operations and cash flow data:
Net sales	$2,099,883	$2,316,203	$2,366,765	$1,963,333	$2,209,541
Cost of goods sold	1,389,726	1,537,921	1,527,655	1,339,099	1,513,878
Gross profit	710,157	778,282	839,110	624,234	695,663
Operating expenses:
Marketing and selling	431,598	423,854	420,580	304,674	318,584
Research and development	154,207	162,711	156,770	135,681	128,584
General and administrative	113,824	109,456	116,042	105,927	110,965
Impairment of goodwill and other assets (1)	216,688	—	—	—	—
Restructuring charges (2)	43,704	—	—	686	21,645
Total operating expenses	960,021	696,021	693,392	546,968	579,778
Operating income (loss)	(249,864)	82,261	145,718	77,266	115,885
Interest income, net	907	2,674	2,316	2,120	8,628
Other income (expense), net	(2,198)	7,655	3,127	2,650	8,511
Income (loss) before income taxes	(251,155)	92,590	151,161	82,036	133,024
Provision for (benefit from) income taxes	(25,588)	19,819	19,988	18,666	19,796
Net income (loss)	$(225,567)	$72,771	$131,173	$63,370	$113,228
Net income (loss) per share:
Basic	$(1.42)	$0.42	$0.74	$0.36	$0.63
Diluted	$(1.42)	$0.41	$0.73	$0.35	$0.62
Shares used to compute net income (loss) per share:
Basic	158,468	174,648	176,928	177,279	178,811
Diluted	158,468	175,591	178,790	179,340	182,911
Cash dividend per share	$0.85	$—	$—	$—	$—
Net cash provided by operating activities	$117,142	$196,142	$156,742	$365,295	$200,587

	March 31,
	2013	2012	2011	2010	2009
	As Revised (3)	As Revised (3)	As Revised (3)	As Revised (3)	As Revised (3)
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$333,824	$478,370	$477,931	$319,944	$492,759
Total assets	$1,373,663	$1,849,098	$1,859,059	$1,594,673	$1,421,618
Shareholders’ equity	$715,810	$1,122,232	$1,179,762	$972,586	$973,377

(1)                               Impairment of goodwill and other assets during fiscal year 2013 was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit.

(2)                               The $43.7 million in restructuring costs during fiscal year 2013 related to restructuring plans we implemented in fiscal year 2013.

(3)                               We have revised our consolidated financial statements as of March 31, 2013 and 2012 and for each of the years ended March 31, 2013, 2012 and 2011 to correct for accounting errors which are described in Note 2, Revision of Previously-Issued Financial Statements, included in Part II — Item 8 — Financial Statements and Supplementary Data. The following tables present the impact of these accounting errors on our previously-reported consolidated statements of operations and cash flows for fiscal years 2010 and 2009 and balance sheets as of March 31, 2011, 2010 and 2009:

	March 31, 2011
	As Reported	Adjustments		As Revised
		(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$477,931	$—		$477,931
		$620	(1)
Total assets	$1,861,556	$(880	)(2)	$1,859,059
		$(2,237	)(3)
		$(22,122	)(1)
Shareholders’ equity	$1,205,001	$(880	)(2)	$1,179,762
		$(2,237	)(3)

	Year ended March 31, 2010
	As Reported	Adjustments		As Revised
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$1,966,748	$(3,415	)(3)	$1,963,333
		(759	)(1)
Cost of goods sold	1,339,852	92	(2)	1,339,099
		(86	)(3)
Gross profit	626,896	(2,662)		624,234
Operating expenses:
Marketing and selling	304,788	(114	)(3)	304,674
		124	(2)
Research and development	135,813	(256	)(3)	135,681
General and administrative	106,147	(220	)(3)	105,927
Restructuring charges	1,784	(1,098	)(3)	686
Total operating expenses	548,532	(1,564)		546,968
Operating income	78,364	(1,098)		77,266
Interest income, net	2,120	—		2,120
Other income, net	3,139	(489	)(3)	2,650
Income before income taxes	83,623	(1,587)		82,036
Provision for income taxes	18,666	—		18,666
Net income	$64,957	$(1,587)		$63,370
Net income per share:
Basic	$0.37			$0.36
Diluted	$0.36			$0.35
Shares used to compute net income per share:
Basic	177,279			177,279
Diluted	179,340			179,340
Cash dividend per share	$—			$—
Net cash provided by operating activities	$365,295			$365,295

	March 31, 2010
	As Reported	Adjustments		As Revised
		(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$319,944	$—		$319,944
		$748	(1)
Total assets	$1,599,678	$(216	)(2)	$1,594,673
		$(5,537	)(3)
		$(21,131	)(1)
Shareholders’ equity	$999,715	$(216	)(2)	$972,586
		$(5,782	)(3)

	Year ended March 31, 2009
	As Reported	Adjustments		As Revised
	(In thousands, except per share amounts)
Consolidated statements of operations and cash flow data:
Net sales	$2,208,832	$709	(3)	$2,209,541
Cost of goods sold	1,517,606	(3,714	)(1)	1,513,878
		(14	)(3)
Gross profit	691,226	4,437		695,663
Operating expenses:
Marketing and selling	319,167	(583	)(3)	318,584
Research and development	128,755	(171	)(3)	128,584
General and administrative	113,103	(2,138	)(3)	110,965
Restructuring charges	20,547	1,098	(3)	21,645
Total operating expenses	581,572	(1,794)		579,778
Operating income	109,654	6,231		115,885
Interest income, net	8,628	—		8,628
Other income, net	8,511	—		8,511
Income before income taxes	126,793	6,231		133,024
Provision for income taxes	19,761	35		19,796
Net income	$107,032	$6,196		$113,228
Net income per share:
Basic	$0.60			$0.63
Diluted	$0.59			$0.62
Shares used to compute net income per share:
Basic	178,811			178,811
Diluted	182,911			182,911
Cash dividend per share	$—			$—
Net cash provided by operating activities	$200,587			$200,587

	March 31, 2009
	As Reported	Adjustments		As Revised
		(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$492,759	$—		$492,759
		$755	(1)
Total assets	$1,421,530	$(667	)(3)	$1,421,618
		$(21,890	)(1)
Shareholders’ equity	$997,708	$(2,441	)(3)	$973,377

The revised financial statements correct the following errors:

(1) - Warranty accrual — The Company determined that its prior warranty model did not accurately estimate warranty costs and liabilities at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles — The Company determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments — The Company is also correcting a number of other immaterial errors which were recorded in prior periods as out of period adjustments and are now being revised to report them in the correct period as well as to correct other immaterial errors that were previously uncorrected.  Among the corrections, the Company is correcting the reserves for sales incentive and customer program allowances and the classification of gains from the sale of property, plant and equipment.

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

Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our business groups are organized by the following product categories: Pointing Devices, PC Keyboards & Desktops, Tablet Accessories, Audio PC, Audio- Wearables & Wireless, Video, PC Gaming, and Remotes. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insight, public relations and social media, customer care and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

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

Revision of Financial Statements

In the first quarter of fiscal year 2014, we identified errors related to the accounting for our product warranty liability and amortization expense of certain intangible assets. The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects, which amounted to $19.1 million, in the first quarter of fiscal year 2014 would be material to the consolidated financial statements for the three months ended June 30, 2013 and to the expected results of operations for the fiscal year ending March 31, 2014.

We evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise our previously issued financial statements to reflect the impact of the correction of these errors within this Form 10-K/A. Accordingly, we revised our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for fiscal years 2013, 2012 and 2011 and our consolidated balance sheets as of March 31, 2013 and 2012, to correct these errors.  In addition, as a result of the decision to revise its previously issued consolidated financial statements to correct for the errors described above, we are also correcting other errors that were immaterial and were recorded as out of period adjustments and other immaterial errors that were previously uncorrected.

The revised financial statements correct the following errors:

(1) - Warranty accrual — We determined that our prior warranty model did not accurately estimate warranty costs and liabilities at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles — We determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments — We are also correcting a number of other immaterial errors which were recorded in prior periods as out of period adjustments and are now being revised to report them in the correct period as well as to correct other immaterial errors that were previously uncorrected.  Among the corrections, we are correcting the reserves for sales incentive and customer program allowances and the classification of gains from the sale of property, plant and equipment.

The adjustments made as a result of the revisions to the historical financial statements are more fully discussed in Note 2, Revision of Previously-Issued Financial Statements, to the consolidated financial statements included in Part II — Item 8 — Financial Statements and Supplementary Data.

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

Our gross margin for the fiscal year ended March 31, 2013 remained relatively constant at 33.8%, compared with 33.6% for the prior fiscal year. During fiscal year 2013, we benefitted from gross margin improvement primarily due to the absence of an inventory valuation adjustment related to Logitech Revue and related peripherals which occurred during fiscal year 2012, and from improvements to our channel pricing program and global supply chain process. These improvements were almost entirely offset by an unfavorable change in retail product mix, the negative impact of a weaker euro, a charge to revalue our inventory of several headphones and a large form-factor wireless speaker included in our Audio—Wearables & Wireless retail product category, actions related to the simplification of our product portfolio and restructuring-related costs.

Operating expenses for the fiscal year ended March 31, 2013 were 46% of net sales, compared with 30% in the prior fiscal year. This increase was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit and from $43.7 million in costs related to restructuring plans we implemented in fiscal year 2013.

Net loss for the fiscal year ended March 31, 2013 was $225.6 million, compared with net income of $72.8 million in the fiscal year ended March 31, 2012. This decline primarily resulted from the $214.5 million goodwill impairment charge and the $43.7 million in restructuring charges, offset in part by a discrete tax benefit of $32.1 million from the closure of federal income tax examinations in the United States.

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

We believe Logitech’s future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones and other mobile devices, and for digital music, including wireless speakers and wearables such as earphones, to limit and offset the decline in our PC peripherals and to pursue growth opportunities in emerging markets, mobility- related products, products for digital music and sales to enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

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

Enterprise Market.  We are continuing our efforts on creating and selling products and services to enterprises. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

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

Digital Music.  We believe that digital music, the seamless consumption of audio content on home and mobile devices, presents a growth opportunity for Logitech, based on our history of successful earphone, headset and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including Logitech UE earphones and digital music speakers.

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

Trends in Other Peripheral Product Categories.  Some of our other peripherals product categories are experiencing significant market challenges. As the quality of PC-embedded webcams improves, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction. As a result, we made a strategic decision to divest our entire Retail-Remotes product category and our digital video security product line included in our Retail- Video product category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014.

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

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

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

The goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit. We may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using an income approach employing a discounted cash flow (“DCF”) and a market-based model. The DCF model is based on projected cash flows from our most recent forecast (“assessment forecast”) developed in connection with each of our reporting units to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate (“CAGR”) during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach model was based on applying certain revenue and earnings multiples of comparable companies relevant to each of our reporting units to the respective revenue and earnings metrics of our reporting units. To test the reasonableness of the fair values indicated by the income approach and the market-based approach, we also assessed the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market’s price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. The Step 2 test measures the impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

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

Product Warranty Accrual

We provide for the estimated cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost, and knowledge of specific product failures that are outside of our typical experience. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjust the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our results of operations.

As discussed in the subsection titled, Revision of Financial Statements for the Quarter ended June 30, 2012, we determined that our prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. During the three months ended June 30, 2013, we developed and implemented a new warranty model (“new model”) to estimate its warranty costs and liability at each reporting period.  The new model has been implemented by all regions and incorporates a waterfall method to more accurately capture consumer return behavior and a single model approach for all regions.  Key assumptions used in the new model include:

•    Warranty expenses: All warranty costs, including product, freight, handling and warehousing costs are captured by the new model.

•    Sell-through revenue, if available: Use of sell-through revenue, defined as sales data to end consumers, is relevant given that the warranty period comments on the date the consumer purchases the product.

•    Historic product return waterfall rates: Waterfall rates are used in the new model to predict consumer product warranty returns based on historical consumer behavior patterns.

Results of Operations

Net Sales

Net sales by channel for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
			As Revised
Peripherals
Retail	$1,821,657	$1,982,783	$2,009,089	(8)%	(1)%
OEM	141,186	185,959	223,775	(24)%	(17)%
Total Peripherals	1,962,843	2,168,742	2,232,864	(9)%	(3)%
Video Conferencing	137,040	147,461	133,901	(7)%	10%
Total net sales	$2,099,883	$2,316,203	$2,366,765	(9)%	(2)%

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

Net Retail Sales by Product Categories

Net retail sales by product categories for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
			As Revised
Net retail sales by product categories:
Retail - Pointing Devices	$521,083	$559,366	$565,850	(7)%	(1)%
Retail - PC Keyboards & Desktops	407,896	404,298	387,717	1%	4%
Retail - Tablet Accessories	119,804	43,693	—	174%	NM
Retail - Audio PC	271,197	309,896	319,094	(12)%	(3)%
Retail - Audio - Wearables & Wireless	65,826	53,140	24,021	24%	121%
Retail - Video	179,340	216,387	256,666	(17)%	(16)%
Retail - PC Gaming	142,184	170,948	146,656	(17)%	17%
Retail - Remotes	71,641	91,000	145,017	(21)%	(37)%
Retail - Other	42,686	134,055	164,068	(68)%	(18)%
Total net retail sales	$1,821,657	$1,982,783	$2,009,089	(8)%	(1)%

NM - Not Meaningful.

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

We experienced strong performance in our Retail Audio-Wearables & Wireless product category during fiscal year 2012, compared to fiscal year 2011, with increases of 121% in sales and 79% in units sold. Sales of our wireless speaker products increased by 405% in sales and 452% in units sold during fiscal year 2012, compared to fiscal year 2011. This increase was primarily driven by strong sales from our then newly introduced Logitech Mini Boombox and Logitech Wireless Boombox. Sales of our audio-wearable products also performed well with increases of 58% in sales and 47% in units sold during fiscal year 2012, compared to fiscal year 2011, driven by strong demand for our Ultimate Ears line of products. Geographically, EMEA led the way with increases in sales and units sold of 219% and 169%, followed by the Asia Pacific region with increases in sales and units sold of 106% and 55%, and by the Americas region with increases in sales and units sold of 92% and 70% during fiscal year 2012, compared to fiscal year 2011.

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

Gross Profit

Gross profit for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

				Change %
	Year Ended March 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
	As Revised	As Revised	As Revised
Net sales	$2,099,883	$2,316,203	$2,366,765	(9)%	(2)%
Cost of goods sold	1,389,726	1,537,921	1,527,655	(10)%	1%
Gross profit	$710,157	$778,282	$839,110	(9)%	(7)%
Gross margin	33.8%	33.6%	35.5%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

Our gross margin for fiscal year 2013 remained relatively constant at 33.8%, compared with 33.6% in the prior fiscal year. During fiscal year 2013, we experienced gross margin improvement from a valuation adjustment related to Logitech Revue and related peripherals which occurred during fiscal year 2012, and from the improvements to our channel pricing program and global supply chain process. These improvements were almost entirely offset by an unfavorable change in retail product mix, the negative impact of a weaker euro, a charge to revalue our inventory of several headphones and a large form-factor wireless speaker included in our Audio- Wearables & Wireless retail product category, pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, costs related to product development efforts that were discontinued as a result of our restructuring plans announced during fiscal year 2013, and a provision for a patent dispute.

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

Operating Expenses

Operating expenses for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
	As Revised	As Revised	As Revised

Marketing and selling	$431,598	$423,854	$420,580	2%	1%
% of net sales	20.6%	18.3%	17.8%
Research and development	154,207	162,711	156,770	(5)%	4%
% of net sales	7.3%	7.0%	6.6%
General and administrative	113,824	109,456	116,042	4%	(6)%
% of net sales	5.4%	4.7%	4.9%
Impairment of goodwill and other assets	216,688	—	—	NM	0%
% of net sales	10.3%	0.0%	0.0%
Restructuring charges	43,704	—	—	NM	0%
% of net sales	2.1%	0.0%	0.0%
Total operating expenses	$960,021	$696,021	$693,392	38%	0%
% of net sales	45.7%	30.1%	29.3%

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

Although we continued to make investments in product development, we experienced a 5% decrease in research and development expense in fiscal year 2013 compared with the prior fiscal year, primarily from a decline in personnel- related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plans.

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

General and administrative expense increased 4% in fiscal year 2013 compared with the prior fiscal year, primarily due to the gain on sale of property and plant related to unused manufacturing properties in China which impacted fiscal year 2012 and from the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters during the current fiscal year, offset in part by the decline in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our recent restructuring plans.

General and administrative expense decreased by 6% in fiscal year 2012 compared with fiscal year 2011, primarily due to the gain on sale of property and plant related to unused manufacturing properties in China which impacted fiscal year 2012 and from a decrease in accrued bonus expense resulting from lower than anticipated profitability levels and lower share-based compensation expense from executive departures, offset in part by higher personnel-related expenses resulting from increased headcount, mainly from our LifeSize division.

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

Restructuring Charges

Our restructuring activities were mainly attributable to the peripheral operating segment. The following table summarizes restructuring-related activities during the year ended March 31, 2013 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other
Accrual balance at March 31, 2012	$—	$—	$—	$—
Charges	43,704	41,087	1,308	1,309
Cash payments	(30,323)	(27,767)	(1,233)	(1,323)
Foreign exchange	77	63	—	14
Accrual balance at March 31, 2013	$13,458	$13,383	$75	$—

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

Interest Income, Net

Interest income and expense for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

				Change %
	Year Ended March 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
Interest income	$2,215	$3,121	$2,343	(29)%	33%
Interest expense	(1,308)	(447)	(27)	193%	1556%
Interest income, net	$907	$2,674	$2,316	(66)%	15%

Interest income was lower in fiscal year 2013 compared with fiscal year 2012 primarily due to lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012 and from the $87.8 million paid to repurchase 8.6 million shares under our amended September 2008 buyback program. Interest income was higher in fiscal year 2012 compared with fiscal year 2011 primarily due to higher interest rates.

Interest expense was higher in fiscal year 2013 and 2012 compared with corresponding prior fiscal year primarily due to commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income, Net

Other income and expense for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,			Change %
	2013	2012	2011	2013 vs 2012	2012 vs 2011
		As Revised	As Revised

Investment impairment	$(3,600)	$—	$(43)	NM	(100)%
Gain on sale of investments	831	6,109	—	(86)%	100%
Foreign currency exchange gains, net	104	1,575	480	(93)%	228%
Investment income related to deferred compensation plan	933	227	1,409	311%	(84)%
Other, net	(466)	(256)	1,281	(82)%	(120)%
Other income (expense), net	$(2,198)	$7,655	$3,127	(129)%	145%

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

Provision for (benefit from) for Income Taxes

The provision for (benefit from) income taxes and effective income tax rate for fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised

Provision for (benefit from) income taxes	$(25,588)	$19,819	$19,988
Effective income tax rate	10.2%	21.4%	13.2%

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

The change in the effective income tax rate to 10.2% in fiscal year 2013 compared with 21.4% in fiscal year 2012 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a tax benefit of $35.6 million in fiscal year 2013 related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the U.S.

The change in the effective income tax rate to 21.4% in fiscal year 2012 compared with 13.2% in 2011 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and a tax benefit of $7.2 million in fiscal year 2011 from the closure of income tax audits in certain jurisdictions.

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

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate the change in unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At March 31, 2013, our working capital was $381.6 million, compared with $568.8 million at March 31, 2012. This decrease in working capital was due to lower cash balances, primarily resulting from the $133.5 million cash dividend payment paid on September 18, 2012 and from the repurchase of 8.6 million shares for $87.8 million.

During the fiscal year 2013, we generated $117.1 million of cash flow from operating activities. Our main sources of operating cash flows were net loss after adding non-cash expenses of depreciation, amortization, impairment of goodwill and other assets, investment impairment, share-based compensation expense, and from decreases in accounts receivables and inventories. These sources of operating cash flows were offset in part by decreases in accounts payables and accrued liabilities and an increase in other assets. Net cash used in investing activities was

$52.5 million, primarily from $49.2 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from investments in privately-held companies of $4.4 million. Net cash used in financing activities was $207.6 million, primarily from the $133.5 million cash dividend payment and from the $87.8 million used to repurchase 8.6 million shares under our share buyback program, offset in part by $16.0 million in proceeds received from sale of shares upon exercise of options and purchase rights.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics for fiscal years 2013, 2012 and 2011 (dollars in thousands):

	As of March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised

Accounts receivable, net	$179,565	$223,104	$258,294
Inventories	$261,083	$297,072	$280,814
Working capital	$381,564	$568,837	$596,914
Days sales in accounts receivable (DSO) (1)	34 days	38 days	42 days
Inventory turnover (ITO) (2)	4.8x	4.6x	5.2x

	Year Ended March 31,
	2013	2012	2011
	As Revised

Net cash provided by operating activities	$117,142	$196,142	$156,742

(1)                                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During fiscal year 2013, we generated cash of $117.1 million from operating activities compared with $196.1 million in the prior fiscal year. The primary drivers of this decrease involved a net loss of $225.6 million in fiscal year 2013 compared with a net income of $72.8 million in fiscal year 2012, accounts payable decrease of $34.1 million in fiscal year 2013 compared with a $3.6 million increase in fiscal year 2012, and accrued liabilities decrease of $14.7 million in fiscal year 2013 compared with a $7.8 million increase in fiscal year 2012. These decreases to operating cash flows were offset in part by increases to operating cash flows from a $44.7 million decrease in accounts receivable in fiscal year 2013 compared with a $29.3 million decrease in fiscal year 2012, and from a $24.0 million decrease in inventories in fiscal year 2013 compared with a $36.6 million increase in fiscal year 2012.

During fiscal year 2012, we generated net cash of $196.1 million, compared with $156.7 million in 2011.  The increase in fiscal year 2012 compared with 2011 was primarily due to lower accounts receivable balances, and a smaller increase in inventories. The increases in cash provided by operating activities were offset in part by lower net income and lower accounts payable balance.

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

Cash Flow from Investing Activities

Cash flows from investing activities during fiscal years 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
	As Revised

Purchases of property, plant and equipment	$(49,240)	$(47,807)	$(43,039)
Acquisitions, net of cash acquired	—	(18,814)	(7,300)
Investment in privately-held company	(4,420)	—	—
Proceeds from sales of available-for-sale securities	917	6,550	—
Proceeds from sales of property and plant	—	8,967	2,688
Purchases of trading investments for deferred compensation plan	(4,196)	(7,505)	(19,075)
Proceeds from sales of trading investments for deferred compensation plan	4,463	7,399	6,470
Proceeds from cash surrender of life insurance policies	—	—	11,313
Proceeds from sales of business	—	—	9,087
Premiums paid on cash surrender value life insurance policies	—	—	(5)
Net cash used in investing activities	$(52,476)	$(51,210)	$(39,861)

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

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities, including information on our share repurchases during fiscal years 2013, 2012 and 2011 (in thousands except per share amounts):

	Year Ended March 31,
	2013	2012	2011
	As Revised

Cash dividend payment	$(133,462)	$—	$—
Purchases of treasury shares (1)	(87,812)	(156,036)	—
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	17,591	43,001
Tax withholdings related to net share settlements of restricted stock units	(2,375)	(966)	(223)
Excess tax benefits from share-based compensation	26	37	3,455
Net cash provided by (used in) financing activities	$(207,641)	$(139,374)	$46,233

	Year Ended March 31,
	2013	2012	2011
	As Revised

Number of shares repurchased	8,600	17,509	—
Value of shares repurchased (1)	$87,812	$156,036	$—
Average price per share	$10.21	$8.91	$—

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

During fiscal year 2013, we repurchased 8.6 million shares for $87.8 million under our amended September 2008 buyback program. During fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under our September 2008 buyback program. There were no repurchases during fiscal year 2011.

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

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250.0 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation. In fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under the September 2008 program. Under the amended September 2008 program, we repurchased 8.6 million shares for $87.8 million during fiscal year 2013. As of March 31, 2013, the approved amount remaining under the amended September 2008 program was $6.5 million. On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during the third quarter of fiscal year 2013.

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

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate the change in unrecognized tax benefits within the next twelve months.

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

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $117.1 million in fiscal year 2013. During the fiscal year 2013, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by the $87.8 million in share repurchases during this period. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances, credit lines and credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Obligation for Management Deferred Compensation

At March 31, 2013, we had $15.6 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. See Note 5, Employee Benefit Plans, for more information.

Pension and Post-Employment Obligations

At March 31, 2013, we had $40.3 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $4.4 million is payable in the next 12 months. See Note 5, Employee Benefit Plans, for more information.

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

Research and Development

For a discussion of the Company’s research and development activities, patents and licenses, please refer to Item 1, Business.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the CNY (Chinese renminbi), Australian dollar, Taiwanese dollar, euro, British pound, Canadian dollar, Japanese Yen and Mexican Peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, CNY, Swiss franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive (loss)in shareholders’ equity.

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

Derivatives

We enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of March 31, 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $38.5 million (€30.1 million). Deferred realized losses of $0.6 million are recorded in accumulated other comprehensive loss at March 31, 2013, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $1.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2013 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Logitech’s financial statements and supplementary data required by this item are set forth as a separate section of this Form 10-K/A. See Item 15 (a) for a listing of financial statements provided in the section titled “Financial Statements and Supplementary Data.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K/A, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, Logitech’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting as described in Management’s Report on Internal Control over Financial Reporting below.

Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting (Restated)

Logitech’s management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. Logitech’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Logitech’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2013:

(a) We did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements. While this control deficiency did not result in any material misstatement of our historical financial statements through March 31, 2013, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company’s fiscal 2013 consolidated financial statements and will result in additional similar revisions to our interim consolidated financial statements for the first three interim periods in fiscal 2013 when reported in fiscal 2014, if applicable to the interim consolidated financial statements.

(b) We did not design and maintain effective controls related to developing an appropriate methodology to accrue for costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual.  While this control deficiency did not result in any material misstatement of our historical financial statements through March 31, 2013, it did result in adjustments to our cost of goods sold and warranty accrual accounts and revisions to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal 2013 and 2012.

Additionally, these control deficiencies could result in a misstatement to the Company’s consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined these control deficiencies constitute material weaknesses.

In Management’s Report on Internal Control over Financial Reporting included in our Annual Report filed on Form 10-K for the year ended March 31, 2013, our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 because of the material weakness described in (a) above.  Management subsequently concluded that the material weakness described in (b) above also existed as of March 31, 2013.  As a result, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by COSO.  Accordingly, management has restated its report on internal control over financial reporting to include the additional material weakness.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Management’s Plan for Remediation

Logitech’s management has been actively engaged in developing a comprehensive remediation plan to fully address the material weaknesses. Remediation efforts are expected to include the following:

•                  enhance the controls over financial reporting, including disclosures in the notes to the financial statements;

•                  perform the enhanced controls quarterly as well as annually; and

•                  design appropriate controls to accrue for product warranty costs, including an on-going review of assumptions within the methodology to capture all relevant costs related to product warranties given to end customers.

Logitech’s management believes the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.

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

ITEM 9B.  OTHER INFORMATION

On May 23, 2013, the board of directors of the Company appointed Michael A. Doktorczyk, age 47, as the Company’s principal accounting officer and principal financial officer. Mr. Doktorczyk has been the Company’s Vice President of Finance and Corporate Controller since he joined the Company in August 2011. He has also taken on additional responsibilities, including Finance leadership for Manufacturing, Supply Chain and Sourcing, as well as responsibility for Corporate and Workplace Services. Prior to joining Logitech, Mr. Doktorczyk held several positions with Cadence Design Systems, Inc., a technology company enabling global electronic design innovation and design of integrated circuits and electronics, including Corporate Vice President, Global Services & Design IP Businesses from February 2009 to July 2011, Corporate Vice President and Corporate Controller from January 2008 to January 2009, Vice President, Finance—Worldwide Field Operations from September 2006 to January 2008, Vice President, Finance—R&D and Marketing from April 2005 to August 2006, and other Finance Group leadership positions from November 2002 to March 2005. He was also the Vice President, Finance and Administration of SpinCircuit Inc., an enterprise software company, from December 1999 to November 2002. Mr. Doktorczyk holds BA and MBA degrees from the University of California Irvine.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

Other information required by this Item may be found in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2013 (the “Proxy Statement”).

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this Annual Report on Form 10-K/A:

1.                                      Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations—Years Ended March 31, 2013, 2012 and 2011 (revised)

Consolidated Statements of Comprehensive Income (Loss)—Years Ended March 31, 2013, 2012 and 2011 (revised)

Consolidated Balance Sheets—March 31, 2013 and 2012 (revised)

Consolidated Statements of Cash Flows—Years Ended March 31, 2013, 2012 and 2011(revised)

Consolidated Statements of Changes in Shareholders’ Equity—Years Ended March 31, 2013, 2012 and 2011 (revised)

Notes to Consolidated Financial Statements (revised)

Unaudited Quarterly Financial Data (revised)

2.                                      Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts (revised)

3.                                      Exhibits

Index to Exhibits

		Incorporated by Reference				Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
2.1	Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, LifeSize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1
3.1	Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/08/10	3.1
3.2	Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2
10.1**	1996 Stock Plan, as amended	S-8	333-100854	05/27/03	4.2
10.2**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009	8-K	0-29174	09/03/09	10.2

		Incorporated by Reference				Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.3**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	06/01/09	10.3
10.4**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/04/08	10.1
10.5**	1996 Employee Share Purchase Plan (U.S.), as amended	10-Q	0-29174	11/07/11	10.1
10.6**	2006 Employee Share Purchase Plan (Non-U.S.), as amended	10-Q	0-29174	11/07/11	10.2
10.7**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	05/21/03	4.1
10.8**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	05/21/03	4.2
10.9**	Logitech Management Performance Bonus Plan	8-K	0-29174	05/13/08	10.1
10.10**	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.1
10.11**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.4
10.12**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	05/30/08	10.10
10.13**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca	8-K	0-29174	12/09/08	10.5
10.14**	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan	8-K	0-29174	12/09/08	10.2
10.15**	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer	10-K	0-29174	05/30/08	10.12
10.16**	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid	10-K	0-29174	06/01/09	10.16
10.17**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.1
10.18**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.2

		Incorporated by Reference				Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.19**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.3
10.20**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.4
10.21**	Compensation terms for non-executive board members for September 2009 - September 2010 board year	10-Q	0-29174	11/04/09	10.5
10.22**	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008	10-Q	0-29174	11/04/09	10.14.1
10.23**	LifeSize Communications, Inc. 2003 Stock Option Plan	S-8	333-163933	12/22/09	10.1
10.24**	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman	8-K	0-29174	09/22/09	10.1
10.25**	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse	8-K	0-29174	03/24/11	10.1
10.27**	Compensation terms for non-executive board members for September 2010 - September 2011 board year	10-Q	0-29174	11/08/11	10.1
10.28**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	05/27/11	10.28
10.29**	Compensation terms for non-executive board members for September 2011 - September 2012 board year	10-Q	0-29174	11/07/11	10.3
10.30	Senior revolving credit facility agreement dated December 31, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AGas Arranger and Agent	8-K	0-29174	01/04/12	10.1
10.31**	Offer letter dated March 13, 2012 between Logitech Inc. and Bracken Darrell	8-K	0-29174	03/15/12	10.1
10.32**	2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.1
10.33**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.2
10.34**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.3
10.35**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 5, 2012	DEFA14A	0-29174	08/10/12	App. A

		Incorporated by Reference				Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.36	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	02/05/13	10.1
10.37	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.2
10.38	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.3
10.39**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	05/30/13	10.39
21.1	List of subsidiaries of Logitech International S.A.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X
31.1	Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002					X

101.INS***	XBRL Instance Document					X

101.SCH***	XBRLTaxonomy Extension Schema Document					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

August 7, 2013

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

Signature	Title	Date

*
Guerrino De Luca	Chairman of the Board	August 7, 2013

/s/
Bracken P. Darrell	President and Chief Executive Officer	August 7, 2013

/s/
Michael A. Doktorczyk	Vice President of Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	August 7, 2013

*
Daniel Borel	Director	August 7, 2013

*
Matthew Bousquette	Director	August 7, 2013

*
Erh-Hsun Chang	Director	August 7, 2013

*
Kee-Lock Chua	Director	August 7, 2013

*
Sally Davis	Director	August 7, 2013

*
Didier Hirsch	Director	August 7, 2013

*
Neil Hunt	Director	August 7, 2013

*
Monika Ribar	Director	August 7, 2013

* Signed by Bracken P. Darrell as attorney-in fact.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 because of the material weakness related to the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements. However, management has subsequently determined that a material weakness in internal control over financial reporting related to developing an appropriate methodology to accrue for costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual also existed as of March 31, 2013. Accordingly, Management’s Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting has been restated to include this additional material weakness. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to i) the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements, and ii) developing an appropriate methodology to accrue for costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 30, 2013, except for the effects of the revision discussed in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is August 7, 2013

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised

Net sales	$2,099,883	$2,316,203	$2,366,765
Cost of goods sold	1,389,726	1,537,921	1,527,655
Gross profit	710,157	778,282	839,110
Operating expenses:
Marketing and selling	431,598	423,854	420,580
Research and development	154,207	162,711	156,770
General and administrative	113,824	109,456	116,042
Impairment of goodwill and other assets	216,688	—	—
Restructuring charges	43,704	—	—
Total operating expenses	960,021	696,021	693,392
Operating income (loss)	(249,864)	82,261	145,718
Interest income, net	907	2,674	2,316
Other income (expense), net	(2,198)	7,655	3,127
Income (loss) before income taxes	(251,155)	92,590	151,161
Provision for (benefit from) income taxes	(25,588)	19,819	19,988
Net income (loss)	$(225,567)	$72,771	$131,173

Net income (loss) per share:
Basic	$(1.42)	$0.42	$0.74
Diluted	$(1.42)	$0.41	$0.73

Shares used to compute net income (loss) per share:
Basic	158,468	174,648	176,928
Diluted	158,468	175,591	178,790

Cash dividends per share	$0.85	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised

Net income (loss)	$(225,567)	$72,771	$131,173

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(6,333)	(8,213)	5,005

Change in net loss (gain), and prior service cost related to defined benefit pension plans:
Net loss (gain) and prior service cost	4,794	(11,564)	(7,679)
Less amortization included in net income (loss)	4,252	275	419

Net change in hedging gain (loss)	(1,190)	3,337	(10,444)
Unrealized hedging gain (loss)	1,756	(421)	6,078

Net change in unrealized investment gain (loss):
Unrealized gain (loss) on investments for the period	—	(342)	744
Less reclassification adjustment for gain included in net income	(343)	(483)	—

Net change in accumulated other comprehensive gain (loss)	2,936	(17,411)	(5,877)
Total comprehensive income (loss)	$(222,631)	$55,360	$125,296

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2013	2012
	As Revised	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$333,824	$478,370
Accounts receivable	179,565	223,104
Inventories	261,083	297,072
Other current assets	58,103	67,533
Assets held for sale	10,960	—
Total current assets	843,535	1,066,079
Non-current assets:
Property, plant and equipment, net	87,649	94,884
Goodwill	341,357	560,523
Other intangible assets	26,024	51,974
Other assets	75,098	75,638
Total assets	$1,373,663	$1,849,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$265,995	$301,111
Accrued and other current liabilities	192,774	196,131
Liabilities held for sale	3,202	—
Total current liabilities	461,971	497,242
Non-current liabilities	195,882	229,624
Total liabilities	657,853	726,866

Commitments and contingencies (Note 12)

Shareholders’ equity:
Shares, par value CHF 0.25 - 173,106 issued and authorized and 50,000 conditionally authorized at March 31, 2013 and 191,606 issued and authorized and 50,000 conditionally authorized at March 31, 2012	30,148	33,370
Additional paid-in capital	—	—
Less: shares in treasury, at cost, 13,855 at March 31, 2013 and 27,173 at March 31, 2012	(177,847)	(343,829)
Retained earnings	956,502	1,528,620
Accumulated other comprehensive loss	(92,993)	(95,929)
Total shareholders’ equity	715,810	1,122,232
Total liabilities and shareholders’ equity	$1,373,663	$1,849,098

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised
Cash flows from operating activities:
Net income (loss)	$(225,567)	$72,771	$131,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,419	45,968	48,191
Amortization of other intangible assets	23,571	27,198	28,464
Impairment of goodwill and other assets	216,688	—	—
Impairment of investments	3,600	—	43
Inventory valuation adjustment	—	34,074	—
Share-based compensation expense	25,198	31,529	34,846
Gain on disposal of property,plant and equipment	—	(8,967)	(838)
Gain on sales of available-for-sale securities	(831)	(6,109)	—
Excess tax benefits from share-based compensation	(26)	(37)	(3,455)
Gain on cash surrender value of life insurance policies	—	—	(901)
Deferred income taxes and other	11,552	137	(8,492)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,667	29,279	(58,563)
Inventories	23,954	(36,621)	(60,482)
Other current assets	(1,420)	(4,621)	5,581
Accounts payable	(34,069)	3,622	37,714
Accrued and other current liabilities	(14,594)	7,919	3,461
Net cash provided by operating activities	117,142	196,142	156,742

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,240)	(47,807)	(43,039)
Acquisitions, net of cash acquired	—	(18,814)	(7,300)
Investment in privately-held company	(4,420)	—	—
Proceeds from sales of available-for-sale securities	917	6,550	—
Proceeds from sales of property and plant	—	8,967	2,688
Purchases of trading investments for deferred compensation plan	(4,196)	(7,505)	(19,075)
Proceeds from sales of trading investments for deferred compensation plan	4,463	7,399	6,470
Proceeds from cash surrender of life insurance policies	—	—	11,313
Proceeds from sales of business	—	—	9,087
Premiums paid on cash surrender value life insurance policies	—	—	(5)
Net cash used in investing activities	(52,476)	(51,210)	(39,861)

Cash flows from financing activities:
Payment of cash dividends	(133,462)	—	—
Purchases of treasury shares	(87,812)	(156,036)	—
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	17,591	43,001
Tax withholdings related to net share settlements of restricted stock units	(2,375)	(966)	(223)
Excess tax benefits from share-based compensation	26	37	3,455
Net cash provided by (used in) financing activities	(207,641)	(139,374)	46,233
Effect of exchange rate changes on cash and cash equivalents	(1,571)	(5,119)	(5,127)
Net increase (decrease) in cash and cash equivalents	(144,546)	439	157,987
Cash and cash equivalents at beginning of period	478,370	477,931	319,944
Cash and cash equivalents at end of period	$333,824	$478,370	$477,931

Supplemental cash flow information:
Interest paid	$1,293	$110	$25
Income taxes paid, net	$14,108	$14,422	$16,619

Non-cash investing activities:
Net increase (decrease) in accrued purchases of property and equipment	$(8,737)	$11,216	$(522)

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
			As Revised		As Revised	As Revised	As Revised	As Revised
March 31, 2010 (As Reported)	191,606	$33,370	$14,880	16,435	$(382,512)	$1,406,618	$(72,641)	$999,715

Adjustment to opening shareholders’ equity, net of tax	—	—	(1,414)	—	—	(25,715)	—	(27,129)
March 31, 2010 (As Revised)	191,606	$33,370	$13,466	16,435	$(382,512)	$1,380,903	$(72,641)	$972,586

Total comprehensive income	—	—	—	—	—	131,173	(5,877)	125,296

Tax benefit from exercise of stock options	—	—	4,783	—			—	4,783
Deferred tax asset adjustment related to share-based compensation expense	—	—	(823)	—	—	—	—	(823)
Sale of shares upon exercise of options and purchase rights	—	—	(50,501)	(3,934)	116,649	(23,147)	—	40,331
Issuance of shares upon vesting of restricted stock units	—	—	(1,876)	(68)	1,844	—	—	(32)
Share-based compensation expense	—	—	34,951	—	—	—	—	34,951
March 31, 2011	191,606	$33,370	$—	12,433	$(264,019)	$1,488,929	$(78,518)	$1,179,762

Total comprehensive income						72,771	(17,411)	55,360

Purchase of treasury shares	—	—	—	17,509	(156,036)	—	—	(156,036)
Tax benefit from exercise of stock options	—	—	(908)	—	—	—	—	(908)
Deferred tax asset adjustment related to share-based compensation expense	—	—	(4,083)	—	—	—	—	(4,083)
Sale of shares upon exercise of options and purchase rights	—	—	(17,055)	(2,442)	67,754	(33,080)	—	17,619
Issuance of shares upon vesting of restricted stock units	—	—	(9,237)	(327)	8,472	—	—	(765)
Share-based compensation expense	—	—	31,283	—	—	—	—	31,283
March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,528,620	$(95,929)	$1,122,232

Total comprehensive loss	—	—	—	—	—	(225,567)	2,936	(222,631)

Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax benefit from exercise of stock options	—	—	3,318			—	—	3,318
Deferred tax asset adjustment related to share-based compensation expense	—	—	(4,619)	—	—	—	—	(4,619)
Sale of shares upon exercise of options and purchase rights	—	—	(2,203)	(2,604)	61,653	(43,454)	—	15,996
Issuance of shares upon vesting of restricted stock units	—	—	(21,341)	(814)	19,284	—	—	(2,057)
Share-based compensation expense	—	—	24,845	—	—	—	—	24,845
Cash dividends	—	—				(133,462)	—	(133,462)
Cancellation of treasury shares	(18,500)	(3,222)	—	(18,500)	172,857	(169,635)	—	—
March 31, 2013	173,106	$30,148	$—	13,855	$(177,847)	$956,502	$(92,993)	$715,810

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

Logitech International S.A, together with its consolidated subsidiaries, (“Logitech” or the “Company”) develops and markets innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet.

Logitech has two operating segments, peripherals and video conferencing. Logitech’s peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Logitech’s video conferencing segment offers scalable HD (high-definition) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

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

Note 2—Revision of Previously-Issued Financial Statements

In the first quarter of fiscal year 2014, the Company identified errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets. The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects, which amounted to $19.1 million, in the first quarter of fiscal year 2014 would be material to the consolidated financial statements for the three months ended June 30, 2013 and to the expected results of operations for the fiscal year ending March 31, 2014.

The Company evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC SAB No. 99, Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors within this Form 10-K/A. Accordingly, the Company has revised its consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for fiscal years 2013, 2012 and 2011 and its consolidated balance sheets as of March 31, 2013 and 2012 as presented herein, to correct these errors.  In addition, as a result of the decision to revise its previously issued consolidated financial statements to correct for the errors described above, the Company is also correcting other errors that were immaterial and were recorded as out of period adjustments and other immaterial errors that were previously uncorrected.

The revised financial statements correct the following errors:

(1) - Warranty accrual — The Company determined that its prior warranty model did not accurately estimate warranty costs and liabilities at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles — The Company determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments — The Company is also correcting a number of other immaterial errors which were recorded in prior periods as out of period adjustments and are now being revised to report them in the correct period as well as to correct other immaterial errors that were previously uncorrected.  Among the corrections, the Company is correcting the reserves for sales incentive and customer program allowances and the classification of gains from the sale of property, plant and equipment.

Consolidated Statements of Operations.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statements of operations for fiscal years 2013, 2012 and 2011:

	Year ended March 31, 2013				Year ended March 31, 2012				Year ended March 31, 2011
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net sales	$2,099,883	$—		$2,099,883	$2,316,203	$—		$2,316,203	$2,362,886	$3,879	(3)	$2,366,765
Cost of goods sold	1,392,581	(3,068	) (1)	1,389,726	1,539,614	(1,977	)(1)	1,537,921	1,526,380	991	(1)	1,527,655
		213	(2)			284	(2)			284	(2)
Gross profit	707,302	2,855		710,157	776,589	1,693		778,282	836,506	2,604		839,110
Operating expenses:
Marketing and selling	431,598	—		431,598	423,854	—		423,854	420,580	—		420,580
Research and development	153,922	285	(2)	154,207	162,331	380	(2)	162,711	156,390	380	(2)	156,770
General and administrative	113,824	—		113,824	118,423	(8,967	)(3)	109,456	116,880	(838	)(3)	116,042
Impairment of goodwill and other assets	216,688	—		216,688	—	—		—	—	—		—
Restructuring charges	43,704	—		43,704	—	—		—	—	—		—
Total operating expenses	959,736	285		960,021	704,608	(8,587)		696,021	693,850	(458)		693,392
Operating income (loss)	(252,434)	2,570		(249,864)	71,981	10,280		82,261	142,656	3,062		145,718
Interest income, net	907	—		907	2,674	—		2,674	2,316	—		2,316
Other expense, net	(2,198)	—		(2,198)	16,622	(8,967	)(3)	7,655	3,476	(349	)(3)	3,127
Income (loss) before income taxes	(253,725)	2,570		(251,155)	91,277	1,313		92,590	148,448	2,713		151,161
Provision for (benefit from) income taxes	(25,588)	—		(25,588)	19,819	—		19,819	19,988	—		19,988
Net income (loss)	$(228,137)	$2,570		$(225,567)	$71,458	$1,313		$72,771	$128,460	$2,713		$131,173

Net income (loss) per share:
Basic	$(1.44)			$(1.42)	$0.41			$0.42	$0.73			$0.74
Diluted	$(1.44)			$(1.42)	$0.41			$0.41	$0.72			$0.73

Shares used to compute net income (loss) per share:
Basic	158,468			158,468	174,648			174,648	176,928			176,928
Diluted	158,468			158,468	175,591			175,591	178,790			178,790

Cash dividends	$0.85			$0.85	$—			$—	$—			$—

Consolidated Statements of Comprehensive Income (Loss)

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statements of comprehensive income (loss) for fiscal years 2013, 2012 and 2011:

	Year ended March 31,
	2013				2012				2011
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

		$3,068	(1)			$1,977	(1)			$(991	)(1)
Net income (loss)	$(228,137)	(498	)(2)	$(225,567)	$71,458	(664	)(2)	$72,771	$128,460	(664	)(2)	$131,173
										4,368	(3)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,415)	(918	)(3)	(6,333)	(8,213)	—		(8,213)	5,005	—		5,005

Change in net loss (gain), and prior service cost related to defined benefit pension plans:
Net loss (gain) and prior service cost	4,794	—		4,794	(11,564)	—		(11,564)	(7,679)	—		(7,679)
Less amortization included in net income (loss)	4,252	—		4,252	275	—		275	419	—		419

Net change in hedging gain (loss)	(1,190)	—		(1,190)	3,337	—		3,337	(10,444)	—		(10,444)
Unrealized hedging gain (loss)	1,756	—		1,756	(421)	—		(421)	6,078	—		6,078

Net change in unrealized investment gain (loss):
Unrealized gain (loss) on investments for the period	—	—		—	(342)	—		(342)	744	—		744
Less reclassification adjustment for gain included in net income	(343)	—		(343)	(483)	—		(483)		—		—

Net change in accumulated other comprehensive gain (loss)	3,854	(918)		2,936	(17,411)	—		(17,411)	(5,877)	—		(5,877)
Total comprehensive income (loss)	$(224,283)	$1,652		$(222,631)	$54,047	$1,313		$55,360	$122,583	$2,713		$125,296

Consolidated Balance Sheets

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated balance sheets as of March 31, 2013 and 2012:

	March 31, 2013				March 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

ASSETS
Current assets:
Cash and cash equivalents	$333,824	$—		$333,824	$478,370	$—		$478,370
Accounts receivable	179,565	—		179,565	223,104	—		223,104
Inventories	261,083	—		261,083	297,072	—		297,072
Other current assets	57,036	1,067	(1)	58,103	65,990	1,543	(1)	67,533
Assets held for sale	13,002	(2,042	)(2)	10,960	—	—		—
Total current assets	844,510	(975)		843,535	1,064,536	1,543		1,066,079
Non-current assets:		—		—		—		—
Property, plant and equipment, net	87,649	—		87,649	94,884	—		94,884
Goodwill	340,132	1,225	(3)	341,357	560,523	—		560,523
Other intangible assets	26,024	—		26,024	53,518	(1,544	)(2)	51,974
Other assets	75,796	(698	)(1)	75,098	83,033	(1,075	)(1)	75,638
						(6,320	)(3)
Total assets	$1,374,111	$(448)		$1,373,663	$1,856,494	$(7,396)		$1,849,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$265,995	$—		$265,995	$301,111	$—		$301,111
Accrued and other current liabilities	185,848	6,926	(1)	192,774	186,680	9,451	(1)	196,131
Liabilities held for sale	1,342	1,860	(1)	3,202	—	—		—
Total current liabilities	453,185	8,786		461,971	487,791	9,451		497,242
Non-current liabilities	187,222	8,660	(1)	195,882	218,462	11,162	(1)	229,624
Total liabilities	640,407	17,446		657,853	706,253	20,613		726,866

Commitments and contingencies (Note 11)

Shareholders’ equity:
Shares, par value CHF 0.25 - 173,106 issued and authorized and 50,000 conditionally authorized at March 31, 2013 and 191,606 issued and authorized and 50,000 conditionally authorized at March 31, 2012	30,148	—		30,148	33,370	—		33,370
Additional paid-in capital	—	—		—	—	—		—
Less: shares in treasury, at cost, 13,855 at March 31, 2013 and 27,173 at March 31, 2012	(179,990)	2,143	(3)	(177,847)	(343,829)	—		(343,829)
		(17,077	)(1)			(20,145	)(1)
Retained earnings	975,621	(2,042	)(2)	956,502	1,556,629	(1,544	)(2)	1,528,620
						(6,320	)(3)
Accumulated other comprehensive loss	(92,075)	(918	)(3)	(92,993)	(95,929)	—		(95,929)
Total shareholders’ equity	733,704	(17,894)		715,810	1,150,241	(28,009)		1,122,232
Total liabilities and shareholders’ equity	$1,374,111	$(448)		$1,373,663	$1,856,494	$(7,396)		$1,849,098

Consolidated Statements of Cash Flows

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statements of cash flows for fiscal years 2013, 2012 and 2011:

	Year ended March 31, 2013				Year ended March 31, 2012				Year ended March 31, 2011
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
Cash flows from operating activities:
		$3,068	(1)			$1,977	(1)			$(991	)(1)
Net income (loss)	$(228,137)	(498	)(2)	$(225,567)	$71,458	(664	)(2)	$72,771	$128,460	(664	)(2)	$131,173
										4,368	(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,419	—		44,419	45,968	—		45,968	48,191	—		48,191
Amortization of other intangible assets	23,073	498	(2)	23,571	26,534	664	(2)	27,198	27,800	664	(2)	28,464
Impairment of goodwill and other assets	216,688	—		216,688	—	—		—	—	—		—
Impairment of investments	3,600	—		3,600	—	—		—	43	—		43
Inventory valuation adjustment	—	—		—	34,074	—		34,074	—	—		—
Share-based compensation expense	25,198	—		25,198	31,529	—		31,529	34,846	—		34,846
Gain on disposal of property,plant and equipment	—	—		—	(8,967)	—		(8,967)	(838)	—		(838)
Gain on sales of available-for-sale securities	(831)	—		(831)	(6,109)	—		(6,109)	—	—		—
Excess tax benefits from share-based compensation	(26)	—		(26)	(37)	—		(37)	(3,455)	—		(3,455)
Gain on cash surrender value of life insurance policies	—	—		—	—	—		—	(901)	—		(901)
Deferred income taxes and other	11,552	—		11,552	137	—		137	(8,492)	—		(8,492)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,928	(261	)(3)	44,667	29,279	—		29,279	(54,684)	(3,879	)(3)	(58,563)
Inventories	25,046	(1,092	)(3)	23,954	(36,621)	—		(36,621)	(60,482)	—		(60,482)
Other current assets	(1,189)	(231	)(3)	(1,420)	(4,621)	—		(4,621)	5,825	(244	)(3)	5,581
Accounts payable	(36,289)	2,220	(3)	(34,069)	3,622	—		3,622	37,714	—		37,714
Accrued and other current liabilities	(11,042)	(3,068	)(1)	(14,594)	9,896	(1,977	)(1)	7,919	2,715	991	(1)	3,461
		(484	)(3)							(245	)(3)
Net cash provided by operating activities	116,990	152		117,142	196,142	—		196,142	156,742	—		156,742

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,945)	(2,295) (3)		(49,240)	(47,807)	—		(47,807)	(43,039)	—		(43,039)
Acquisitions, net of cash acquired	—	—		—	(18,814)	—		(18,814)	(7,300)	—		(7,300)
Investment in privately-held company	(4,420)	—		(4,420)	—	—		—	—	—		—
Proceeds from sales of available-for-sale securities	917	—		917	6,550	—		6,550	—	—		—
Proceeds from sales of property and plant	—	—		—	8,967	—		8,967	2,688	—		2,688
Purchases of trading investments for deferred compensation plan	(4,196)	—		(4,196)	(7,505)	—		(7,505)	(19,075)	—		(19,075)
Proceeds from sales of trading investments for deferred compensation plan	4,463	—		4,463	7,399	—		7,399	6,470	—		6,470
Proceeds from cash surrender of life insurance policies	—	—		—	—	—		—	11,313	—		11,313
Proceeds from sales of business	—	—		—	—	—		—	9,087	—		9,087
Premiums paid on cash surrender value life insurance policies	—	—		—	—	—		—	(5)	—		(5)
Net cash used in investing activities	(50,181)	(2,295)		(52,476)	(51,210)	—		(51,210)	(39,861)	—		(39,861)

Cash flows from financing activities:
Payment of cash dividends	(133,462)	—		(133,462)	—	—		—	—	—		—
Purchases of treasury shares	(89,955)	2,143	(3)	(87,812)	(156,036)	—		(156,036)	—	—		—
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	—		15,982	17,591	—		17,591	43,001	—		43,001
Tax withholdings related to net share settlements of restricted stock units	(2,375)	—		(2,375)	(966)	—		(966)	(223)	—		(223)
Excess tax benefits from share-based compensation	26	—		26	37	—		37	3,455	—		3,455
Net cash provided by (used in) financing activities	(209,784)	2,143		(207,641)	(139,374)	—		(139,374)	46,233	—		46,233
Effect of exchange rate changes on cash and cash equivalents	(1,571)	—		(1,571)	(5,119)	—		(5,119)	(5,127)	—		(5,127)
Net increase (decrease) in cash and cash equivalents	(144,546)	—		(144,546)	439	—		439	157,987	—		157,987
Cash and cash equivalents at beginning of period	478,370	—		478,370	477,931	—		477,931	319,944	—		319,944
Cash and cash equivalents at end of period	$333,824	$—		$333,824	$478,370	$—		$478,370	$477,931	$—		$477,931

Consolidated Statements of Shareholders’ Equity

The Company’s previously-reported consolidated statements of shareholders’ equity were revised to reflect the net income (loss) change resulting from the accounting errors related to warranty costs and amortization expense for fiscal years 2013, 2012 and 2011.  For fiscal year 2013, the consolidated statement of shareholders’ equity was also revised to reflect a $2.1 million adjustment impacting foreign currency translation losses for treasury share repurchases.

Other Revisions

During fiscal year 2013, the Company determined that advertising costs (Note 3), property, plant and equipment (Note 8), rent expense (Note 12) and depreciation and amortization by operating segment (Note 14), and geographic net sales (Note 14), previously reported for fiscal years 2012 and 2011 were not properly stated. In each of these areas, the Company has presented the revised amounts along with amounts previously reported in its Form 10-K for fiscal year 2012. These revisions had no impact on the previously reported consolidated statements of operations or consolidated balance sheets.

Note 3—Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, warranty liabilities, accruals for customer programs, inventory valuation, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Foreign Currencies

The functional currency of the Company’s operations is primarily the U.S. dollar. To a lesser extent, certain operations use the euro, Chinese renminbi, Swiss franc, or other local currencies of the country as their functional currencies. The financial statements of the Company’s subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates for revenues and expenses. Cumulative translation gains and losses are included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reported in other income (expense), net in the consolidated statements of operations.

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

The Company’s video conferencing segment has some multiple-deliverable revenue arrangements that include both undelivered software elements and hardware with software essential to its functionality. The Company uses the following hierarchy to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (estimated selling price), if neither VSOE or TPE is available. Management judgment must be used to determine the appropriate deliverables and associated relative selling prices. The Company has identified Logitech Revue, discontinued in fiscal year 2013, and the LifeSize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.

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

The consideration received for multiple element arrangements consisting of both non-software and software deliverables is allocated based on relative selling prices to the non-software deliverables and the software deliverables as a group. Amounts allocated to non-software-related elements, such as delivered hardware with essential software, are recognized at the time of sale provided that the other conditions for revenue recognition have been met. Amounts allocated to maintenance services for hardware and essential software are deferred and recognized ratably over the maintenance period. Amounts allocated to other services are deferred and recognized upon completion of services. Amounts allocated to software deliverables such as non-essential software and related services are further allocated to the individual deliverables within the software group. The VSOE of non-essential software-related services are deferred and recognized ratably over the maintenance period. The residual value of the amounts allocated to software- related elements is recognized at the time of sale.

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

The Company enters into cooperative marketing arrangements with many of its distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company’s products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company’s products. Accruals for these marketing arrangements are recorded at the later of time of sale or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.

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

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised

Advertising costs (1)	$165,825	$158,111	$9,866	$167,977	$184,750	$10,414	$195,164

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

The Company sells to large OEMs, distributors and key retailers and, as a result, maintains individually significant receivable balances with such customers. As of March 31, 2013 and 2012, one customer group represented 14% of total accounts receivable. No other customer represented more than 10% of the Company’s total accounts receivable at either March 31, 2013 or 2012. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to fair value, which is determined based on the asset’s projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. This assessment was performed in connection with the Company’s fiscal year 2013 annual goodwill impairment assessment.

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

The Company performs its annual goodwill impairment test of each reporting unit as of December 31 and completes the assessment during its fiscal fourth quarter, or more frequently, if events or circumstances warrant. Events or changes in circumstances which might indicate potential impairment in goodwill include company-specific factors, including, but not limited to, restructuring, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company’s reporting units consist of peripherals and video conferencing. The allocation of assets and liabilities to each of the Company reporting units also involves judgment and assumptions.

The Company’s goodwill impairment assessment involves three tests, Step 0, Step 1 and Step 2. The Step 0 test involves performing an initial qualitative assessment to determine whether it is more likely than not that the asset is impaired and thus whether it is necessary to proceed to Step 1 and calculate the fair value of the respective reporting unit. The Company may proceed directly to the Step 1 test without performing the Step 0 test. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value is estimated using both an income approach employing a discounted cash flow (“DCF”) model and a market approach. The DCF model is based on projected cash flows from the Company’s most recent forecast (“assessment forecast”) developed in connection with each of the Company’s reporting units to perform the goodwill impairment assessment. The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of the Company’s reporting units to the respective revenue and earnings metrics of the Company’s reporting units. To test the reasonableness of the fair values indicated by the income approach and the market approach, the Company also assesses the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market’s price that investors would typically pay to gain control of an entity. The discounted cash flow model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and the Step 2 test is performed to measure the amount of impairment loss. The Step 2 test measures the impairment loss by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

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

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The Company’s trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices. Available-for-sale securities are reported at estimated fair value.

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

Share-Based Compensation Expense

Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted after April 1, 2006 based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (“restricted stock units”) which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the market price on the date of grant.

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

Product Warranty Accrual

We provide for the estimated cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost, and knowledge of specific product failures that are outside of our typical experience. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjust the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our results of operations.

As discussed in the subsection titled, Revision of Financial Statements for the Quarter ended June 30, 2012, we determined that our prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. During the three months ended June 30, 2013, we developed and implemented a new warranty model (“new model”) to estimate its warranty costs and liability at each reporting period.  The new model has been implemented by all regions and incorporates a waterfall method to more accurately capture consumer return behavior and a single model approach for all regions.  Key assumptions used in the new model include:

•            Warranty expenses: All warranty costs, including product, freight, handling and warehousing costs are captured by the new model.

•            Sell-through revenue, if available: Use of sell-through revenue, defined as sales data to end consumers, is relevant given that the warranty period comments on the date the consumer purchases the product.

•             Historic product return waterfall rates: Waterfall rates are used in the new model to predict consumer product warranty returns based on historical consumer behavior patterns.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments from those entities not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable equity securities, net deferred gains and losses and prior service costs for defined benefit pension plans, and net deferred gains and losses on hedging activity.

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

Gains and losses in the fair value of the effective portion of the Company’s forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Gains or losses in fair value on forward contracts which offset translation losses or gains on foreign currency receivables or payables are recognized in earnings monthly and are included in other income (expense), net.

Restructuring Charges

The Company’s restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, lease exist cost, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. In addition, liabilities associated with restructuring activities are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Costs to terminate a lease before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.

Note 4—Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Year ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised

Net income (loss)	$(225,567)	$72,771	$131,173

Weighted average shares - basic	158,468	174,648	176,928
Effect of potentially dilutive share equivalents	—	943	1,862
Weighted average shares - diluted	158,468	175,591	178,790

Net income (loss) per share - basic	$(1.42)	$0.42	$0.74
Net income (loss) per share - diluted	$(1.42)	$0.41	$0.73

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

Note 5—Employee Benefit Plans

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

A summary of the Company’s stock option activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands, except per share data; exercise prices are weighted averages):

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

The fair value of employee stock options granted and shares purchased under the Company’s employee purchase plans was estimated using the Black-Scholes- Merton option-pricing valuation model applying the following assumptions and values.

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

The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts. On September 5, 2012, the Company’s shareholders approved a cash dividend of CHF 125.7 million ($133.5 million in U.S. dollars) out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital. Logitech considers the cash dividend to be a one-time, discrete event unlikely to be repeated within the next four years. As such, the Company considers the expected dividend yield to be 0%. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using the Company’s daily closing prices over the term of past options or purchase offerings. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company’s stock options or purchase offerings.

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

A summary of the Company’s time- and performance-based RSU activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

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

In April 2012, Logitech’s Board of Directors approved the 2012 Stock Inducement Equity Plan. Under this plan, Logitech’s newly-hired President, Bracken P. Darrell, who became President and Chief Executive Officer in January 2013, was granted the following equity incentive awards (in thousands, except per share exercise price, vesting period and term):

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

(2)                                 Each grant of premium-priced stock options will vest in full if and only when Logitech’s average closing share price, over a consecutively ninety-day trading period, meets or exceeds the exercise price of the grant.

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

During the quarter ended September 30, 2012, the Company’s Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the restructuring implemented during the first quarter of fiscal year 2013, described in Note 16, Restructuring. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses which resided within accumulated other comprehensive loss and which the Company entirely recognized during the quarter ended September 30, 2012. The Company’s restructuring plan implemented during the fourth quarter of fiscal year 2013 resulted in an additional $1.2 million in previously unrecognized losses related to affected plan participants which resided within accumulated other comprehensive income (loss) and which the Company entirely recognized during the quarter ended March 31, 2013.

The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders’ equity. Each plan’s assets and benefit obligations are measured as of March 31 each year.

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

The Company’s investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company’s investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges: 28 - 43% for equities, 33- 63% for Swiss bonds, 5-15% for foreign bonds, 5-15% for hedge and investment funds, and 0-20% for cash and cash equivalents. The Company’s other defined benefit plans, which comprise approximately 3% of total defined benefit plan assets as of March 31, 2013, have similar investment and allocation strategies. The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2013 and 2012 (in thousands):

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

Deferred Compensation Plan

One of the Company’s subsidiaries offers a deferred compensation plan which permits eligible employees to make 100%-vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan. Prior to December 2010, the participants’ deferrals were invested in Company-owned life insurance contracts held in a Rabbi Trust. In December 2010, the Company surrendered the life insurance contracts for cash, and invested the proceeds of $11.3 million, in addition to $0.8 million in cash held by the Rabbi Trust, investment earnings and employee contributions, in a Company- selected portfolio of marketable securities, which are also held by the Rabbi Trust.

The fair value of the deferred compensation plan’s assets is included in other assets in the consolidated balance sheets. The marketable securities are classified as trading investments and are recorded at a fair value of $15.6 million and $14.3 million as of March 31, 2013 and 2012, based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net.

Note 6—Interest and Other Income (Expense)

Interest and other income (expense), net was comprised of the following (in thousands):

	Year ended March 31,
	2013	2012	2011

Interest income	$2,215	$3,121	$2,343
Interest expense	(1,308)	(447)	(27)
Interest income, net	$907	$2,674	$2,316

	Year ended March 31,
	2013	2012	2011
		As Revised	As Revised

Investment impairments (1)	$(3,600)	$—	$(43)
Gain on sale of available-for-sale securities	831	6,109	—
Foreign currency exchange gains, net	104	1,575	480
Investment income related to deferred compensation plan	933	227	1,409
Other, net	(466)	(256)	1,281
Other income (expense), net	$(2,198)	$7,655	$3,127

(1) - The $3.6 million investment impairment in fiscal year 2013 resulted from the write-down  of an investment in a privately-held company.

Note 7—Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

Income (loss) before income taxes for the fiscal years ended March 31, 2013, 2012 and 2011 is summarized as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
	As Revised	As Revised	As Revised
Income (loss) before income taxes:
Swiss	$(121,847)	$(65,199)	$52,932
Non-Swiss	(129,308)	157,789	98,229
Total	$(251,155)	$92,590	$151,161

The provision for (benefit from) for income taxes is summarized as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Current:
Swiss	$686	$258	$(1,073)
Non-Swiss	(23,078)	25,187	26,218
Deferred:
Swiss	—	(254)	—
Non-Swiss	(3,196)	(5,372)	(5,157)
Total	$(25,588)	$19,819	$19,988

The difference between the provision for (benefit from) income taxes and the expected tax provision (benefit) at the statutory income tax rate is reconciled below (in thousands):

	Year ended March 31,
	2013	2012	2011
Expected tax provision (benefit) at statutory income tax rates (As Revised)	$(21,348)	$7,870	$12,849
Income taxes at different rates (As Revised)	7,687	11,857	4,831
Research and development tax credits	(3,302)	(1,666)	(2,315)
Foreign tax credits	(1,535)	—	—
Unrealized investment income	—	—	(315)
Stock compensation	1,643	2,696	1,965
Valuation allowance	3,809	(104)	2,309
Impairment	18,419	—	—
Restructuring charges	4,336	—	—
IRS audit settlement	(35,608)	—	—
Other,net	311	(834)	664
Total provision (benefit) for income taxes	$(25,588)	$19,819	$19,988

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

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2013	2012
	(As Revised)	(As Revised)
Deferred tax assets:
Net operating loss carryforwards	$12,923	$21,638
Tax credit carryforwards	13,495	8,418
Accruals	44,339	42,116
Depreciation and amortization	5,517	6,871
Share-based compensation	17,147	19,196
Gross deferred tax assets	93,421	98,239
Valuation allowance	(6,014)	(2,205)
Gross deferred tax assets after valuation allowance	87,407	96,034

Deferred tax liabilities:
Acquired intangible assets and other	(10,961)	(17,454)
Gross deferred tax liabilities	(10,961)	(17,454)
Deferred tax assets, net	$76,446	$78,580

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

Deferred tax assets relating to tax benefits of employee stock grants have been reduced to reflect settlement activity in fiscal years 2013 and 2012. Settlement activity of grants in fiscal year 2013 and 2012 resulted in a “shortfall” in which tax deductions were less than previously recorded share-based compensation expense. The Company recorded a shortfall to equity of $4.6 million and $5.0 million, respectively, in fiscal year 2013 and 2012.

As of March 31, 2013, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $201.9 million and $33.7 million. Approximately $136.2 million of the net operating loss carryforwards and $22.6 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2015 to 2033. The tax credit carryforwards will begin to expire in fiscal year 2019.

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

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate the change in unrecognized tax benefits within the next twelve months.

Note 8—Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012

Accounts receivable:
Accounts receivable	$325,870	$376,917
Allowance for doubtful accounts	(2,153)	(2,472)
Allowance for returns	(21,883)	(24,599)
Allowances for cooperative marketing arrangements	(24,160)	(24,109)
Allowances for customer incentive programs	(42,857)	(42,262)
Allowances for pricing programs	(55,252)	(60,371)
	$179,565	$223,104
Inventories:
Raw materials	$37,504	$38,613
Work-in-process	41	73
Finished goods	223,538	258,386
	$261,083	$297,072
Other current assets:
Income tax and value-added tax refund receivables	$17,403	$19,360
Deferred taxes - current (2)	25,400	27,130
Prepaid expenses and other	15,300	21,043
	$58,103	$67,533
Property, plant and equipment: (1)
Plant, buildings and improvements	$70,009	$48,555
Equipment	129,868	115,811
Computer equipment	42,437	40,353
Computer software	80,930	75,758
	323,244	280,477
Less: accumulated depreciation	(247,469)	(217,409)
	75,775	63,068
Construction-in-progress	9,047	28,968
Land	2,827	2,848
	$87,649	$94,884
Other assets:
Deferred taxes (2)	$53,035	$53,963
Trading investments	15,599	14,301
Other	6,464	7,374
	$75,098	$75,638

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

	March 31, 2012
	As Reported	Adjustments	As Revised
Property, plant and equipment:

Equipment	$148,059	$(32,248)	$115,811
Total gross - Property, plant and equipment	312,725	(32,248)	280,477

Accumulated depreciation	(249,657)	32,248	(217,409)

In the year ended March 31, 2012, an inventory valuation adjustment of $34.1 million was charged to cost of goods sold, as the result of management’s decision in early July 2011 to reduce the retail price of Logitech Revue from $249 to $99, which due to its significance, has been presented as a non-cash charge in the consolidated statement of cash flows.

The decrease in construction-in-progress primarily related to new facilities for the Company’s operations in Northern California which occurred during the year ended March 31, 2012.

The following table presents the components of certain balance sheet liability amounts as of March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012

Accrued and other current liabilities:
Accrued personnel expenses	$40,502	$42,809
Accrued marketing expenses	11,005	7,097
Indirect customer incentive programs	29,464	26,112
Accrued restructuring	13,458	—
Deferred revenue	22,698	19,358
Accrued freight and duty	5,882	11,376
Value-added tax payable	8,544	7,140
Accrued royalties	3,358	6,243
Warranty accrual (2)	11,878	14,332
Employee benefit plan obligations	4,351	4,129
Income taxes payable - current (2)	2,463	6,350
Other accrued liabilities	39,171	51,185
	$192,774	$196,131
Non-current liabilities:
Income taxes payable - non-current	$98,827	$137,319
Obligation for deferred compensation	15,631	14,393
Employee benefit plan obligations	35,963	39,337
Warranty accrual (2)	8,660	11,162
Deferred rent	24,136	16,042
Deferred taxes	1,989	2,513
Other long-term liabilities	10,676	8,858
	$195,882	$229,624

(2)  The balance sheet asset and liability balances in the tables above as of March 31, 2013 and 2012 were changed due to the revisions described in Note 2 above.  The revisions resulted in:

a.              Previously-reported deferred taxes — current changing from $24.3 million and $25.6 million as of March 31, 2013 and 2012, respectively, to $25.4 million and $27.1 million, as revised.  These changes resulted from the warranty accrual error correction;

b.              Previously-reported deferred taxes changing from $53.7 million and $61.4 million as of March 31, 2013 and 2012, respectively, to $53.0 million and $54.0 million, as revised. These changes resulted from the warranty accrual error correction;

c.               Previously-reported warranty accrual (current) changing from $5.2 million and $5.2 million as of March 31, 2013 and 2012, respectively, to $11.9 million and $14.3 million, as revised.  These changes resulted from the warranty accrual error correction;

d.              Previously-reported warranty accrual (non-current) changing from $-0- million and $-0- million as of March 31, 2013 and 2012, respectively, to $8.7 million and $11.2 million, as revised.  These changes resulted from the warranty accrual error correction; and

e.               Previously-reported income taxes payable — current changing from $2.3 million and $6.0 million as of March 31, 2013 and 2012, respectively, to $2.5 million and $6.3 million, as revised.  These changes resulted from the warranty accrual error correction.

The increase in deferred rent primarily relates to new facilities for the Company’s operations in Northern California.

During the third quarter of fiscal year 2013, the Company made a strategic decision to divest its Retail Remote product category and its digital video security product line, included within its Retail Video product category, by the end of fiscal year 2014. This decision primarily resulted from the Company’s belief that these product categories would not make a meaningful contribution to improving either the Company’s growth or profitability. As a result, assets and liabilities of the Retail Remote product category and the digital video security product line have been classified as held for sale as of March 31, 2013. The components of assets and liabilities held for sale at March 31, 2013 were as follows (in thousands):

March 31, 2013
As Revised
Assets held for sale:
Inventory	$6,031
Property, plant and equipment, net	756
Goodwill (1)	2,470
Other intangible assets, net	1,703
$10,960

Liabilities held for sale:
Warranty accrual	$2,327
Other liabilities	875
$3,202

(1)                                 Represents the allocated goodwill related to the Company’s Retail—Remotes product category which was classified as an asset held for sale as of March 31, 2013.

Note 9—Financial Instruments

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

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

The following table presents the changes in the Company’s Level 3 financial assets during the fiscal years ended March 31, 2013, 2012 and 2011 (in thousands):

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

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument’s carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. For the year ended March 31, 2013, goodwill related to the Company’s video conferencing operating segment, investment in a privately-held company, and goodwill, other intangibles and property, plant and equipment related to the digital video security product line were measured at fair value on a non-recurring basis using the type of inputs shown (in thousands):

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

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at March 31, 2013. The Company’s investment securities portfolio consists of marketable security related to a deferred compensation and auction rate securities collateralized by residential and commercial mortgages at March 31, 2012.

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

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the fiscal years ended March 31, 2013 and 2012 and their locations on its consolidated statements of operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(Loss) reclassified from accumulated other comprehensive	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income	Amount of gain/ (loss) recognized in income immediately
	2013	2012	loss into income	2013	2012	immediately	2013	2012
Derivatives designated as hedging instruments: Cash flow hedges	$566	$2,916	Cost of goods sold	$1,756	$(421)	Other income/expense	$275	$(198)
	566	2,916		1,756	(421)		275	(198)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—		—	—	Other income/expense	(848)	(350)
Foreign exchange swap contracts	—	—		—	—	Other income/expense	1,176	(1,884)
	—	—		—	—		328	(2,234)
	$566	$2,916		$1,756	$(421)		$603	$(2,432)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the fiscal years ended March 31, 2013, 2012 and 2011. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $38.5 million (€30.1 million) and $58.1 million (€43.5 million) at March 31, 2013 and 2012. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

Note 10—Goodwill and Other Intangible Assets

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

The following table summarizes the activity in the Company’s goodwill balance during the year ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013			March 31, 2012
	Peripherals	Video Conferencing	Total	Peripherals	Video Conferencing	Total
	As Revised		As Revised
Goodwill, beginning of year	$220,860	$339,663	$560,523	$220,860	$326,324	$547,184
Additions	—	—	—	—	14,415	14,415
Impairment	—	(214,500)	(214,500)	—	—	—
Foreign currency movements	—	(550)	(550)	—	(1,076)	(1,076)
Reclassified to assets held for sale (1)	(4,116)	—	(4,116)	—	—	—
Goodwill, end of year	$216,744	$124,613	$341,357	$220,860	$339,663	$560,523

(1)          Represents allocated goodwill related to the Company’s Retail—Digital Video Security product line and Retail—Remotes product category which was classified as assets held for sale as of March 31, 2013.  The allocated goodwill related to the Digital Video Security product line was fully impaired as of March 31, 2013.

The Company’s acquisition of Mirial S.r.l. on July 18, 2011 increased its goodwill balance by $14.4 million. Mirial’s business has been fully integrated into the Company’s video conferencing reporting unit, and discrete financial information for Mirial is not maintained. Accordingly, the acquired goodwill related to Mirial is evaluated for impairment at the video conferencing reporting unit level.

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31, 2013			March 31, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/trade name	$29,842	$(26,558)	$3,284	$32,104	$(26,095)	$6,009
Technology	73,249	(61,560)	11,689	91,954	(64,092)	27,862
Customer contracts	39,068	(28,017)	11,051	39,926	(21,823)	18,103
	$142,159	$(116,135)	$26,024	$163,984	$(112,010)	$51,974

The Company had $1.7 million of intangible assets, net of accumulated amortization of $19.3 million and impairment charges of $0.5 million, related to Digital Video Security and Remote product families classified as held for sale as of March 31, 2013, which are not included in the table above. There were no intangible assets classified as held for sale as of March 31, 2012.

For fiscal years 2013, 2012 and 2011, amortization expense for other intangible assets was $23.6 million, $27.2 million and $28.5 million. The Company expects that annual amortization expense for the fiscal years ending 2014, 2015, 2016 and 2017 will be $16.5 million, $7.8 million, and $1.4 million, and $0.3 million.

Note 11—Financing Arrangements

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

Note 12—Commitments and Contingencies

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

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised

Rent expense	$25,268	$23,500	$1,609	$25,109	$19,800	$2,115	$21,915

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the years ended March 31, 2013 and 2012 (in thousands):

	Year Ended March 31,
	2013	2012
Asset retirement obligation, beginning of year	$1,918	$1,636
Liabilities incurred	63	66
Liabilities settled	(201)	(85)
Accretion expense	28	92
Revisions	—	218
Foreign currency translation	(58)	(9)
Asset retirement obligation, end of year	$1,750	$1,918

Product Warranties

All of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012
	As Revised	As Revised
Warranty liability, beginning of year	$25,494	$27,256
Provision for warranties issued during the year	13,099	14,132
Settlements made during the year, net of adjustments	(15,728)	(15,894)
Less: Amount classified as liabilities held for sale	(2,327)	—
Warranty liability, end of year	$20,538	$25,494

Deferred Services Revenue

The Company’s video conferencing reporting unit offers maintenance contracts for sale of the majority of its products which allow for customers to receive service and support in addition to the expiration of the product warranty contractual term.  The Company also provides installation services to its customer under contractual arrangements.  The Company recognizes these contracts over the life of the service period.  Change in the Company’s deferred services revenue during fiscal year 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012

Deferred revenue at the beginning of the period	$24,568	$18,335
Additions for extended warranties issued during the period	34,069	29,893
Amortization of deferred revenue for the period	(29,310)	(23,660)
Deferred revenue at the end of the period	$29,327	$24,568

The cost of providing these services for fiscal years 2013 and 2012 was $8.5 million and $7.2 million, respectively.

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

Note 13—Shareholders’ Equity

Share Capital

The Company’s nominal share capital is CHF 43,276,655, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 13,855,436 of which were held in treasury as of March 31, 2013.

In September 2008, the Company’s shareholders approved an amendment to reserve conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company’s employee equity incentive plans. The shareholders also approved the creation of conditional capital representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. This conditional capital was created in order to provide financing flexibility for future expansion, investments or acquisitions.

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

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining(1)	Amount Remaining
September 2008—amended	28,465	$177,030	August 2013	—	959	$6,472
September 2008	8,344	250,000	August 2013	—	—	—

(1)                               Represents an estimate of the number of shares remaining to be repurchased calculated based on the amount remaining to repurchase as of March 31, 2013, divided by the per share adjusted closing price on the SIX Swiss Exchange as of the same date, $6.75 per share.

The Company repurchased shares under these programs as follows (in thousands):

	Amounts Repurchased
			During Year ended March 31, (1)
Date of	Program to date		2013		2012
Announcement	Shares	Amount	Shares	Amount	Shares	Amount
		As Revised		As Revised
September 2008 - amended	18,500	$170,714	8,600	$87,812	9,900	$82,902
September 2008	7,609	73,134	—	—	7,609	73,134
	26,109	$243,848	8,600	$87,812	17,509	$156,036

(1)                               Represents the amount in U.S. dollars, including transaction costs, calculated based on exchange rates on the repurchase dates.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,
	2013	2012
	As Revised
Foreign currency translation	$(73,187)	$(66,854)
Pension liability adjustments, net of tax of $315 and $752	(20,316)	(29,362)
Unrealized gain on investments	—	343
Net deferred hedging gains (losses)	510	(56)
	$(92,993)	$(95,929)

Note 14—Segment Information

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. The Chief Executive Officer periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other charges.” Assets by operating segment are not presented since the Company does not present such data to the chief operating decision maker. Net sales and operating income (loss) for the Company’s operating segments were as follows (in thousands):

	Year ended March 31
	2013	2012	2011
Net sales by operating segment:
Peripherals	$1,962,843	$2,168,742	$2,232,864
Video Conferencing	137,040	147,461	133,901
Total net sales	$2,099,883	$2,316,203	$2,366,765

	Year ended March 31
	2013	2012	2011
	As Revised	As Revised	As Revised
Operating income (loss) by segment:
Peripherals (2)	$28,453	$148,430	$207,028
Video Conferencing (1)(2)	(229,548)	(7,442)	2,000
Operating income (loss) before other charges	(201,095)	140,988	209,028
Other charges:
Share-based compensation	(25,198)	(31,529)	(34,846)
Amortization	(23,571)	(27,198)	(28,464)
Total operating income (loss)	$(249,864)	$82,261	$145,718

(1)                               Video Conferencing operating results for fiscal year 2013 includes $214.5 million goodwill impairment charge.

(2)                               The previously-reported operating income (loss) for fiscal year 2013, 2012 and 2011 were impacted by the errors described in Note 2 as follows: (a) Peripherals operating income for fiscal year 2013 increased from $24.7 million to $28.5 million due to the warranty accrual and amortization expense corrections, for fiscal year 2012 increased from $137.4 million to $148.4 million due to the warranty accrual, amortization expense and classification of gain on sale of property and plant, and for fiscal year 2011 increased from $204.2 million to $207.0 million due to the warranty accrual, amortization expense and sales incentive allowance corrections; and (b) Video Conferencing operating loss for fiscal year 2013 increased from $228.9 million to $229.5 million, and for fiscal year 2011 operating income increased from $1.1 million to $2.0 million, both changes of which related to the warranty accrual correction.

Depreciation and amortization by operating segment for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
	2013			2012			2011
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Depreciation and amortization by operating segment:
Peripherals	$46,794	$498	$47,292	$52,578	$191	$52,769	$55,816	$345	$56,161
Video Conferencing	20,698	—	20,698	19,924	473	20,397	20,175	319	20,494
Total	$67,492	$498	$67,990	$72,502	$664	$73,166	$75,991	$664	$76,655

During the first quarter of fiscal year 2014 and fiscal year 2013, the Company determined that depreciation and amortization amounts previously reported for fiscal years 2013, 2012 and 2011 were misstated due to errors related to the accounting for amortization expense of certain intangible assets and for fiscal years 2012 and 2011 due to depreciation and amortization not accurately allocated to its Video Conferencing segment. The latter situation resulted in an understatement of amounts originally allocated to its Video Conferencing segment and a corresponding overstatement of amounts originally allocated to its Peripherals segment.

Net sales by product categories, excluding intercompany transactions, were as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
			As Revised
Peripherals
Retail - Pointing Devices	$521,083	$559,366	$565,850
Retail - PC Keyboards & Desktops	407,896	404,298	387,717
Retail - Tablet Accessories	119,804	43,693	—
Retail - Audio PC	271,197	309,896	319,094
Retail - Audio - Wearables & Wireless	65,826	53,140	24,021
Retail - Video	179,340	216,387	256,666
Retail - PC Gaming	142,184	170,948	146,656
Retail - Remotes	71,641	91,000	145,017
Retail - Other	42,686	134,055	164,068
OEM	141,186	185,959	223,775
Total Peripherals	1,962,843	2,168,742	2,232,864
Video Conferencing	137,040	147,461	133,901
Total net sales	$2,099,883	$2,316,203	$2,366,765

In the third quarter of fiscal year 2013, the Company changed the product category classification for a number of its peripherals retail products in an effort to help investors more clearly track the progress of its various product initiatives. Products within the retail product categories as presented in fiscal years ended 2012 and 2011 have been reclassified to conform to the fiscal year 2013 presentation, with no impact on previously reported total net retail sales. Logitech’s new peripheral retail product categories are defined as follows:

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

Net sales to unaffiliated customers by geographic region for fiscal year 2013, 2012 and 2011 were as follows (in thousands):

	Year ended March 31,
	2013	2012			2011
		As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Americas	$809,224	$953,867	$(74,791)	$879,076	$1,032,988	$(78,299)	$954,689
EMEA	799,075	846,464	51,093	897,557	872,774	59,526	932,300
Asia Pacific	491,584	515,872	23,698	539,570	457,124	22,652	479,776
Total net sales	$2,099,883	$2,316,203	$—	$2,316,203	$2,362,886	$3,879	$2,366,765

During fiscal year 2013, the Company determined that net sales to unaffiliated customers by geographic regions previously reported for fiscal years 2012 and 2011 were not properly stated since amounts related to its Video Conferencing segment and other businesses were improperly allocated solely to the Americas region.  During the first quarter of fiscal year 2014, the Company was also required to record an adjustment impacting originally reported EMEA region net sales.  This adjustment was triggered by the identification of errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets, which also required the Company to correct a number of other immaterial errors which were previously uncorrected, including an adjustment related to its EMEA region net sales for fiscal year 2011.

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 33%, 34% and 36% of the Company’s total consolidated net sales for the fiscal years 2013, 2012 and 2011. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales for the fiscal years 2013, 2012 and 2011. In fiscal years 2013, 2012 and 2011, one customer group of the Company’s peripheral operating segment represented 11%, 14% and 12% of sales. As of March 31, 2013 and 2012, one customer group of the Company’s peripherals operating segment represented 14% of total accounts receivable.

Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2013	2012
Americas	$43,357	$49,365
EMEA	8,315	9,304
Asia Pacific	40,952	41,576
Total long-lived assets	$92,624	$100,245

Long-lived assets in the United States and China was $43.2 million and $33.1 million at March 31, 2013 and $49.1 million and $33.8 million at March 31, 2012. No other countries represented more than 10% of the Company’s total consolidated long-lived assets at March 31, 2013 and 2012. Long-lived assets in Switzerland, the Company’s home domicile, was $4.2 million and $5.9 million at March 31, 2013 and 2012.

Note 15—Acquisitions and Divestitures

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

Note 16—Restructuring

The Company’s restructuring activities were mainly attributable to the peripherals operating segment. The following table summarizes restructuring related activities during year ended March 31, 2013 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other
Accrual balance at March 31, 2012	$—	$—	$—	$—
Charges	43,704	41,087	1,308	1,309
Cash payments	(30,323)	(27,767)	(1,233)	(1,323)
Foreign exchange	77	63	—	14
Accrual balance at March 31, 2013	$13,458	$13,383	$75	$—

During the first quarter of fiscal year 2013, Logitech implemented a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, the Company reduced its worldwide non-direct-labor workforce by approximately 340 employees. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the year ended March 31, 2013, restructuring charges under this plan included $25.9 million in termination benefits to affected employees, $1.3 million in legal, consulting, and other costs as a result of the terminations, and $1.3 million in lease exit costs associated with the closure of existing facilities. The Company incurred $3.0 million related to the discontinuance of certain product development efforts, which were included in cost of goods sold. The Company also incurred $2.2 million from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring. This amount was not included in restructuring charge since it related to prior services.

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

LOGITECH INTERNATIONAL S.A.

QUARTERLY FINANCIAL DATA

(Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2013 and 2012 (in thousands except per share amounts):

	Year ended March 31, 2013				Year ended March 31, 2012
	First (3)(5)	Second(5)	Third(1)(5)	Fourth(2)(3)(5)	First(5)	Second(5)	Third(5)	Fourth(5)
	As Revised	As Revised	As Revised	As Revised	As Revised	As Revised	As Revised	As Revised

Net sales	$468,604	$547,693	$614,500	$469,087	$480,441	$589,204	$714,596	$531,962
Cost of goods sold	$323,258	$351,919	$404,695	$309,854	$354,531	$390,090	$455,484	$337,816
Gross profit	$145,346	$195,774	$209,805	$159,233	$125,910	$199,114	$259,112	$194,146
Operating expenses:
Marketing and selling	100,897	110,522	112,698	107,480	99,793	107,446	116,313	100,302
Research and development	39,023	38,114	40,488	36,582	40,076	39,586	42,006	41,043
General and administrative	32,480	25,980	26,382	28,982	25,961	27,989	30,673	24,833
Impairment of goodwill and other assets	—	—	211,000	5,688	—	—	—	—
Restructuring charges (credits), net	31,227	(2,671)	(358)	15,506	—	—	—	—
Total operating expense	203,627	171,945	390,210	194,238	165,830	175,021	188,992	166,178
Operating income (loss)	(58,281)	23,829	(180,405)	(35,005)	(39,920)	24,093	70,120	27,968
Interest income, net	384	153	114	255	690	601	917	466
Other income (expense), net	(159)	(509)	(3,670)	2,139	287	(1,763)	6,713	2,418
Income (loss) before income taxes	(58,056)	23,473	(183,961)	(32,611)	(38,943)	22,931	77,750	30,852
Provision for (benefit from) income taxes	(6,910)	(31,076)	11,370	1,028	(9,545)	4,888	22,074	2,402
Net income (loss)	$(51,146)	$54,549	$(195,331)	$(33,639)	$(29,398)	$18,043	$55,676	$28,450
Net income (loss) per share (4):
Basic	$(0.32)	$0.35	$(1.24)	$(0.21)	$(0.16)	$0.10	$0.32	$0.17
Diluted	$(0.32)	$0.35	$(1.24)	$(0.21)	$(0.16)	$0.10	$0.32	$0.17
Shares used to compute net
income (loss) per share:
Basic	160,733	156,736	157,706	158,716	179,331	176,878	173,003	169,387
Diluted	160,733	157,932	157,706	158,716	179,331	177,277	173,656	170,401

(1)                               Impairment of goodwill and other assets during the third quarter of fiscal year 2013 was due to an estimated $211.0 million goodwill impairment charge related to the video conferencing reporting unit.

(2)                               Impairment of goodwill and other assets during the fourth quarter of fiscal year 2013 was due to an additional $3.5 million in goodwill impairment charge related to the video conferencing reporting unit and $2.2 million in impairment charges related to the digital video security product line.

(3)                              During the first and fourth quarters of fiscal 2013, the Company announced restructuring plans intended align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related product and enhancing global operational efficiencies.

(4)                               Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(5)                               The following tables present the impact of the accounting errors discussed in Note 2 on the Company’s previously-reported unaudited quarterly financial data for fiscal years 2013 and 2012 (in thousands, except per share amounts):

	Year ended March 31, 2013
	First Quarter				Second Quarter
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net sales	$468,604	$—		$468,604	$547,693	$—		$547,693
Cost of goods sold	324,352	(1,165	)(1)	323,258	351,698	150	(1)	351,919
		71	(2)			71	(2)
Gross profit	144,252	1,094		145,346	195,995	(221)		195,774
Operating expenses:
Marketing and selling	100,897	—		100,897	110,522	—		110,522
Research and development	38,928	95	(2)	39,023	38,019	95	(2)	38,114
General and administrative	32,480	—		32,480	25,980	—		25,980
Impairment of goodwill and other assets	—	—		—	—	—		—
Restructuring charges (credits), net	31,227	—		31,227	(2,671)	—		(2,671)
Total operating expense	203,532	95		203,627	171,850	95		171,945
Operating income (loss)	(59,280)	999		(58,281)	24,145	(316)		23,829
Interest income, net	384	—		384	153	—		153
Other expense, net	(159)	—		(159)	(509)	—		(509)
Income (loss) before income taxes	(59,055)	999		(58,056)	23,789	(316)		23,473
Benefit from income taxes	(6,910)	—		(6,910)	(31,076)	—		(31,076)
Net income (loss)	$(52,145)	$999		$(51,146)	$54,865	$(316)		$54,549
Net income (loss) per share:
Basic	$(0.32)			$(0.32)	$0.35			$0.35
Diluted	$(0.32)			$(0.32)	$0.35			$0.35
Shares used to compute net income (loss) per share:
Basic	160,733			160,733	156,736			156,736
Diluted	160,733			160,733	157,932			157,932

	Year ended March 31, 2013
	Third Quarter				Fourth Quarter
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net sales	$614,500	$—		$614,500	$469,087	$—		$469,087
Cost of goods sold	404,402	$222	(1)	404,695	312,129	(2,275	)(1)	309,854
		71	(2)
Gross profit	210,098	(293)		209,805	156,958	2,275		159,233
Operating expenses:
Marketing and selling	112,698	—		112,698	107,480	—		107,480
Research and development	40,393	95	(2)	40,488	36,582	—		36,582
General and administrative	26,382	—		26,382	28,982	—		28,982
Impairment of goodwill and other assets	211,000	—		211,000	5,688	—		5,688
Restructuring charges (credits), net	(358)	—		(358)	15,506	—		15,506
Total operating expense	390,115	95		390,210	194,238	—		194,238
Operating loss	(180,017)	(388)		(180,405)	(37,280)	2,275		(35,005)
Interest income, net	114	—		114	255	—		255
Other income (expense), net	(3,670)	—		(3,670)	2,139	—		2,139
Loss before income taxes	(183,573)	(388)		(183,961)	(34,886)	2,275		(32,611)
Provision for income taxes	11,370	—		11,370	1,028	—		1,028
Net loss	$(194,943)	$(388)		$(195,331)	$(35,914)	$2,275		$(33,639)
Net loss per share:
Basic	$(1.24)			$(1.24)	$(0.23)			$(0.21)
Diluted	$(1.24)			$(1.24)	$(0.23)			$(0.21)
Shares used to compute net loss per share:
Basic	157,706			157,706	158,716			158,716
Diluted	157,706			157,706	158,716			158,716

	Year ended March 31, 2012
	First Quarter				Second Quarter
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net sales	$480,441	$—		$480,441	$589,204	$—		$589,204
Cost of goods sold	354,834	(374	)(1)	354,531	390,783	(764	)(1)	390,090
		71	(2)			71	(2)
Gross profit	125,607	303		125,910	198,421	693		199,114
Operating expenses:
Marketing and selling	99,793	—		99,793	107,446	—		107,446
Research and development	39,981	95	(2)	40,076	39,491	95	(2)	39,586
General and administrative	30,865	(4,904	)(3)	25,961	27,989	—		27,989
Total operating expense	170,639	(4,809)		165,830	174,926	95		175,021
Operating income (loss)	(45,032)	5,112		(39,920)	23,495	598		24,093
Interest income, net	690	—		690	601	—		601
Other income (expense), net	5,191	(4,904	)(3)	287	(1,763)	—		(1,763)
Income (loss) before income taxes	(39,151)	208		(38,943)	22,333	598		22,931
Provision for (benefit from) income taxes	(9,545)	—		(9,545)	4,888	—		4,888
Net income (loss)	$(29,606)	$208		$(29,398)	$17,445	$598		$18,043
Net income (loss) per share:
Basic	$(0.17)			$(0.16)	$0.10			$0.10
Diluted	$(0.17)			$(0.16)	$0.10			$0.10
Shares used to compute net income (loss) per share:
Basic	179,331			179,331	176,878			176,878
Diluted	179,331			179,331	177,277			177,277

	Year ended March 31, 2012
	Third Quarter				Fourth Quarter
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net sales	$714,596	$—		$714,596	$531,962	$—		$531,962
Cost of goods sold	455,922	(509	)(1)	455,484	338,075	(330	)(1)	337,816
		71	(2)			71	(2)
Gross profit	258,674	438		259,112	193,887	259		194,146
Operating expenses:
Marketing and selling	116,313	—		116,313	100,302	—		100,302
Research and development	41,911	95	(2)	42,006	40,948	95	(2)	41,043
General and administrative	30,673	—		30,673	28,896	(4,063	)(3)	24,833
Total operating expense	188,897	95		188,992	170,146	(3,968)		166,178
Operating income	69,777	343		70,120	23,741	4,227		27,968
Interest income, net	917	—		917	466	—		466
Other income, net	6,713	—		6,713	6,481	(4,063)		2,418
Income before income taxes	77,407	343		77,750	30,688	164		30,852
Provision for income taxes	22,074	—		22,074	2,402	—		2,402
Net income	$55,333	$343		$55,676	$28,286	$164		$28,450
Net income per share:
Basic	$0.32			$0.32	$0.17			$0.17
Diluted	$0.32			$0.32	$0.17			$0.17
Shares used to compute net income per share:
Basic	173,003			173,003	169,387			169,387
Diluted	173,656			173,656	170,401			170,401

Schedule II

LOGITECH INTERNATIONAL S.A.

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended March 31, 2013, 2012 and 2011 (in thousands)

(Revised for Fiscal Year Ended March 31, 2011)

The Company’s Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

Fiscal Year	Description	Balance at beginning of period	Charged (credited) to Statement of Operations	Claims and adjustments applied against allowances	Balance at end of period

2013	Allowance for doubtful accounts	$2,472	$(107)	$(212)	$2,153
2012	Allowance for doubtful accounts	$4,086	$(592)	$(1,022)	$2,472
2011	Allowance for doubtful accounts	$5,870	$663	$(2,447)	$4,086

2013	Allowance for sales returns	$24,599	$61,315	$(64,031)	$21,883
2012	Allowance for sales returns	$29,666	$72,543	$(77,610)	$24,599
2011	Allowance for sales returns	$23,657	$74,749	$(68,740)	$29,666

2013	Allowances for cooperative marketing arrangements	$24,109	$96,278	$(96,227)	$24,160
2012	Allowances for cooperative marketing arrangements	$28,669	$101,557	$(106,117)	$24,109
2011	Allowances for cooperative marketing arrangements	$24,004	$100,498	$(95,833)	$28,669

2013	Allowances for customer incentive programs	$42,262	$94,313	$(93,718)	$42,857
2012	Allowances for customer incentive programs	$52,358	$108,683	$(118,779)	$42,262
2011	Allowances for customer incentive programs (As Revised) (1)	$42,635	$135,090	$(125,367)	$52,358

2013	Allowances for pricing programs	$60,371	$182,310	$(187,429)	$55,252
2012	Allowances for pricing programs	$62,258	$196,808	$(198,695)	$60,371
2011	Allowances for pricing programs	$59,123	$178,631	$(175,496)	$62,258

2013	Tax valuation allowances	$2,205	$3,865	$(56)	$6,014
2012	Tax valuation allowances	$2,309	$—	$(104)	$2,205
2011	Tax valuation allowances	$—	$2,309	$—	$2,309

(1) Beginning balance and amounts charged to statement of operations for customer incentive programs for fiscal year 2011 increased by $3.9 million due to the correction of an out of period adjustment, as further described in Note 2.