Form 10-Q
period 2013-06-30
LOGITECH INTERNATIONAL SA
filed 2013-08-07
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 159,798,557 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,
	2013	2012
		As Revised

Net sales	$477,924	$468,604
Cost of goods sold	309,569	323,258
Gross profit	168,355	145,346
Operating expenses:
Marketing and selling	100,635	100,897
Research and development	36,191	39,023
General and administrative	29,148	32,480
Restructuring charges	2,334	31,227
Total operating expenses	168,308	203,627
Operating income (loss)	47	(58,281)
Interest income, net	(23)	384
Other income (expense), net	217	(159)
Income (loss) before income taxes	241	(58,056)
Benefit from income taxes	(802)	(6,910)
Net income (loss)	$1,043	$(51,146)

Net income (loss) per share:
Basic	$0.01	$(0.32)
Diluted	$0.01	$(0.32)

Shares used to compute net income (loss) per share:
Basic	159,298	160,733
Diluted	160,281	160,733

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months ended June 30,
	2013	2012
		As Revised

Net income (loss)	$1,043	$(51,146)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	101	(6,861)

Change in net loss (gain), and prior service cost related to defined benefit pension plans:
Net loss (gain) and prior service cost	(196)	1,463
Less amortization included in net income (loss)	306	455

Net change in hedging gain (loss):
Unrealized hedging gain (loss)	(913)	1,205
Less reclassification adjustment for gain (loss) included in net income (loss)	278	(106)

Net change in unrealized investment loss:
Reclassification adjustment for gain included in net loss	—	(343)
Net change in accumulated other comprehensive loss	(424)	(4,187)
Total comprehensive income (loss)	$619	$(55,333)

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$318,857	$333,824
Accounts receivable	218,599	179,565
Inventories	296,012	261,083
Other current assets	63,698	58,103
Assets held for sale	—	10,960
Total current assets	897,166	843,535
Non-current assets:
Property, plant and equipment, net	85,778	87,649
Goodwill	344,303	341,357
Other intangible assets	22,919	26,024

Other assets	72,340	75,098
Total assets	$1,422,506	$1,373,663
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$296,269	$265,995
Accrued and other current liabilities	205,809	192,774
Liabilities held for sale	—	3,202
Total current liabilities	502,078	461,971
Non-current liabilities	200,303	195,882
Total liabilities	702,381	657,853

Commitments and contingencies (Note 11)

Shareholders’ equity:
Shares, par value CHF 0.25 - 173,106 issued and authorized and 50,000 conditionally authorized at June 30, 2013 and March 31, 2013	30,148	30,148
Additional paid-in capital	2,578	—
Less: shares in treasury, at cost, 13,789 at June 30, 2013 and 13,855 at March 31, 2013	(176,729)	(177,847)
Retained earnings	957,545	956,502
Accumulated other comprehensive loss	(93,417)	(92,993)
Total shareholders’ equity	720,125	715,810
Total liabilities and shareholders’ equity	$1,422,506	$1,373,663

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended June 30,
	2013	2012
		As Revised
Cash flows from operating activities:
Net income (loss)	$1,043	$(51,146)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,139	11,152
Amortization of other intangible assets	5,264	6,398
Investment impairment	370	—
Share-based compensation expense	4,390	6,171
Loss on disposal of property,plant and equipment	2,311	—
Gain on sales of available-for-sale securities	—	(831)
Excess tax benefits from share-based compensation	—	(5)
Deferred income taxes and other	(3,416)	(1,055)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38,899)	6,316
Inventories	(28,052)	10,353
Other assets	(1,770)	(198)
Accounts payable	33,580	(35,188)
Accrued and other current liabilities	13,733	41,129
Net cash used in operating activities	(1,307)	(6,904)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,208)	(21,916)
Acquisitions, net of cash acquired	(650)	—
Proceeds from sales of available-for-sale securities	—	917
Purchases of trading investments for deferred compensation plan	(4,406)	(1,397)
Proceeds from sales of trading investments for deferred compensation plan	4,748	1,385
Net cash used in investing activities	(13,516)	(21,011)

Cash flows from financing activities:
Purchases of treasury shares	—	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	12	404
Tax withholdings related to net share settlements of restricted stock units	(215)	(170)
Excess tax benefits from share-based compensation	—	5
Net cash used in financing activities	(203)	(87,573)
Effect of exchange rate changes on cash and cash equivalents	59	(2,145)
Net decrease in cash and cash equivalents	(14,967)	(117,633)
Cash and cash equivalents at beginning of period	333,824	478,370
Cash and cash equivalents at end of period	$318,857	$360,737

Non-cash investing activities:
Net increase in accrued purchases of property, plant and equipment	$1,422	$3,535

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				other
	Registered shares		paid-in	Treasury shares		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	loss	Total
					As Revised	As Revised	As Revised	As Revised

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,528,620	$(95,929)	$1,122,232
Total comprehensive loss	—	—	—	—	—	(51,146)	(4,187)	(55,333)
Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax benefit from exercise of stock options	—	—	(500)	—	—	—	—	(500)
Sale of shares upon exercise of options and purchase rights	—	—	(2,289)	(86)	2,697	—	—	408
Issuance of shares upon vesting of restricted stock units	—	—	(1,423)	(40)	1,253	—	—	(170)
Share-based compensation expense	—	—	5,938	—	—	—	—	5,938
June 30, 2012	191,606	$33,370	$1,726	35,647	$(427,691)	$1,477,474	$(100,116)	$984,763

March 31, 2013	173,106	$30,148	$—	13,855	$(177,847)	$956,502	$(92,993)	$715,810
Total comprehensive gain	—	—	—	—	—	1,043	(424)	619
Deferred tax asset adjustment related to share-based compensation expense	—	—	(501)	—	—	—	—	(501)
Sale of shares upon exercise of options and purchase rights	—	—	(78)	(5)	90	—	—	12
Issuance of shares upon vesting of restricted stock units	—	—	(1,245)	(61)	1,028	—	—	(217)
Share-based compensation expense	—	—	4,402		—	—	—	4,402
June 30, 2013	173,106	$30,148	$2,578	13,789	$(176,729)	$957,545	$(93,417)	$720,125

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

Note 2 — Revision of Previously-Issued Financial Statements

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

The Company evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q and Form 10-K. Accordingly, the Company has revised its consolidated financial statements for the quarter ended June 30, 2012, as presented herein, to correct these errors.  In addition, as a result of the decision to revise its previously issued consolidated financial statements to correct for the errors described above, the Company is also correcting other immaterial errors that were previously uncorrected.   The Company is concurrently filing a Form 10-K/A to revise its financial statements for the years ended March 31, 2011, 2012 and 2013 to correct prior period errors.

The revised financial statements correct the following errors:

(1) - Warranty accrual — The Company determined that its prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles — The Company determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments  —  The Company also corrected a number of other immaterial errors, including the cumulative translation adjustment related to the purchase of treasury shares, and an adjustment affecting the amount of property, plant and equipment purchased during the first quarter of fiscal year 2013.

Consolidated Statement of Operations.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statement of operations for the three months ended June 30, 2012:

	Three Months ended June 30, 2012
	As Reported	Adjustments		As Revised
	(Unaudited)

Net sales	$468,604	$—		$468,604

Cost of goods sold	324,352	(1,165)	(1)	323,258
		71	(2)

Gross profit	144,252	1,094		145,346
Operating expenses:
Marketing and selling	100,897	—		100,897
Research and development	38,928	95	(2)	39,023
General and administrative	32,480	—		32,480
Restructuring charges	31,227	—		31,227
Total operating expenses	203,532	95		203,627
Operating loss	(59,280)	999		(58,281)
Interest income	384	—		384
Other expense	(159)	—		(159)
Loss before income taxes	(59,055)	999		(58,056)
Benefit from income taxes	(6,910)	—		(6,910)
Net loss	$(52,145)	$999		$(51,146)

Net loss per share:	$(0.32)			$(0.32)
Basic	$(0.32)			$(0.32)
Diluted
Shares used to compute net loss per share:
Basic	160,733			160,733
Diluted	160,733			160,733

Consolidated Statement of Comprehensive Loss

The Company’s following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statement of comprehensive loss for the three months ended June 30, 2012:

	Three Months ended June 30, 2012
	As Reported	Adjustments		As Revised
	(Unaudited)

Net loss	$(52,145)	$1,165	(1)	$(51,146)
		(166)	(2)

Other comprehensive loss:
Foreign currency translation loss	(6,265)	(596)	(3)	(6,861)

Change in net loss, and prior service cost related to defined benefit pension plans:
Net loss and prior service cost	1,463	—		1,463
Less amortization included in net loss	455	—		455

Net change in hedging gain:
Unrealized hedging gain	1,205	—		1,205
Less reclassification adjustment for loss included in net income	(106)	—		(106)

Net change in unrealized investment loss:
Reclassification adjustment for gain included in net loss	(343)	—		(343)
Net change in accumulated other comprehensive loss	(3,591)	(596)		(4,187)
Total comprehensive loss	$(55,736)	$403		$(55,333)

Consolidated Statement of Cash Flows

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statement of cash flows for the three months ended June 30, 2012:

	Three Months ended
	June 30, 2012
	As Reported	Adjustments		As Revised
	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,145)	$1,165	(1)	$(51,146)
		(166	)(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,152	—		11,152
Amortization of other intangible assets	6,232	166	(2)	6,398
Share-based compensation expense	6,171	—		6,171
Gain on sales of available-for-sale securities	(831)	—		(831)
Excess tax benefits from share-based compensation	(5)	—		(5)
Deferred income taxes and other	(1,055)	—		(1,055)
Changes in assets and liabilities:
Accounts receivable	6,577	(261	)(3)	6,316
Inventories	11,445	(1,092	)(3)	10,353
Other assets	33	(231	)(3)	(198)
Accounts payable	(37,408)	2,220	(3)	(35,188)

Accrued and other current liabilities	42,778	(1,165	)(1)	41,129
		(484	)(3)
Net cash used in operating activities	(7,056)	152		(6,904)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,621)	(2,295	)(3)	(21,916)
Proceeds from sales of available-for-sale securities	917	—		917
Purchases of trading investments for deferred compensation plan	(1,397)	—		(1,397)
Proceeds from sales of trading investments for deferred compensation plan	1,385	—		1,385
Net cash used in investing activities	(18,716)	(2,295)		(21,011)

Cash flows from financing activities:
Purchases of treasury shares	(89,955)	2,143	(3)	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	404	—		404
Tax withholdings related to net share settlements of restricted stock units	(170)	—		(170)
Excess tax benefits from share-based compensation	5	—		5
Net cash used in financing activities	(89,716)	2,143		(87,573)
Effect of exchange rate changes on cash and cash equivalents	(2,145)	—		(2,145)
Net decrease in cash and cash equivalents	(117,633)	—		(117,633)
Cash and cash equivalents at beginning of period	478,370	—		478,370
Cash and cash equivalents at end of period	$360,737	$—		$360,737

Consolidated Statement of Shareholders’ Equity

The Company’s previously-reported consolidated statement of shareholders’ equity for the three months ended June 30, 2012 was revised to reflect the net income (loss) change resulting from the accounting errors related to warranty costs and amortization expense, a $2.1 million adjustment impacting foreign currency translation losses for treasury share repurchases and a $1.5 million adjustment impacting foreign currency translation losses relating to goodwill.

Other Revisions

During fiscal year 2013, the Company also determined that property, plant and equipment (Note 7) and geographic net sales (Note 13), previously reported in its Form 10-Q for the quarter ended June 30, 2012 were not property stated.  These revisions had no impact on the previously reported consolidated statement of operations or consolidated balance sheet.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Statements of Operations for the three months ended June 30, 2012 and 2013, Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2012 and 2013, Consolidated Balance Sheet as of June 30, 2012 and 2013, Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2013, and Consolidated Statements of Shareholder’s Equity for the three months ended June 30, 2012 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014, or any future periods.

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

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2013 compared with the significant accounting policies described in its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, accruals for customer programs, inventory valuation, valuation allowances for deferred tax assets and warranty accruals. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Note 4 — Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands, except per share amounts):

	Three Months ended June 30,
	2013	2012
		As Revised

Net income (loss)	$1,043	$(51,146)

Weighted average shares - basic	159,298	160,733
Effect of potentially dilutive share equivalents	983	—
Weighted average shares - diluted	160,281	160,733

Net income (loss) per share - basic	$0.01	$(0.32)
Net income (loss) per share - diluted	$0.01	$(0.32)

During the three months ended June 30 2013 and 2012, 19,455,154 and 18,955,767 share equivalents attributable to outstanding stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2013, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed Registration Statements to register 5.0 million additional shares to be issued pursuant to the 2006 ESPP, and 1.8 million shares under the 2012 Stock Inducement Equity Plan. On September 5, 2012, at the fiscal year 2012 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the 2006 Stock Incentive Plan, which included the increase of 7.3 million additional shares to be issued under this plan and to prohibit the repricing of options or stock appreciation rights. On October 25, 2012, the Company filed a registration statement to register the 7.3 million additional shares under the 2006 Stock Incentive Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months ended
	June 30,
	2013	2012

Cost of goods sold	$577	$789
Share-based compensation expense included in gross profit	577	789

Operating expenses:
Marketing and selling	1,906	1,780
Research and development	1,094	1,825
General and administrative	813	1,777
Share-based compensation expense included in operating expenses	3,813	5,382

Total share-based compensation expense	4,390	6,171
Income tax benefit	875	1,376
Share-based compensation expense, net of income tax	$3,515	$4,795

As of June 30, 2013 and 2012, $0.4 million and $0.5 million of share-based compensation cost was capitalized to inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2013 and 2012 were $1.7 million and $2.8 million.

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

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months ended June 30,
	2013	2012

Service cost	$1,957	$1,875
Interest cost	427	494
Expected return on plan assets	(500)	(93)
Amortization of net transition obligation	1	1
Amortization of net prior service cost	52	38
Recognized net actuarial loss	253	416
Net periodic benefit cost	$2,190	$2,731

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates.  Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended June 30, 2013 was $0.8 million based on an effective income tax rate of (332.8%) of pre-tax income.  For the three months ended June 30, 2012, the income tax benefit was $6.9 million based on an effective income tax rate of 11.9% of pre-tax loss. The change in the effective income tax rate for the three months ended June 30, 2013 compared with the same period in fiscal year 2013 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate in the three months ended June 30, 2012.

In fiscal year 2013, the Company incurred $43.7 million of restructuring charges and related expenses to simplify the organization and to align the organization to its strategic priorities, $31.2 million of such charges were incurred in the first quarter of fiscal year 2013 with the remaining balance primarily incurred in the fourth quarter of the fiscal year.  In the three months ended June 30, 2013, the Company incurred restructuring-related termination benefits and lease exit costs in the amount of $2.3 million.  In determining the estimated annual effective tax rate, the restructuring activities in the three months ended June 30, 2013 were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike those that were incurred in the same period of fiscal year 2013.   The tax benefit associated with the restructuring in the three months ended June 30, 2013 was not material.

As discussed in Note 2, the Company identified errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets which impacted prior reporting periods through fiscal year 2009. The tax impact is included in the revised financial statements and related disclosures for the quarter ended June 30, 2012 and the consolidated balance sheet as of March 31, 2013.

As of June 30 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $101.4 million and $102.0 million, of which $89.2 million and $90.3 million would affect the effective income tax rate if recognized.  The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2013, the Company had approximately $6.7 million and $6.6 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to fiscal year 2001. The Company is under examination and has received assessment notices in foreign tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

Note 7 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2013 (in thousands):

	June 30, 2013	March 31, 2013

Accounts receivable:
Accounts receivable	$353,029	$325,870
Allowance for doubtful accounts	(2,189)	(2,153)
Allowance for returns	(19,488)	(21,883)
Allowances for cooperative marketing arrangements	(21,467)	(24,160)
Allowances for customer incentive programs	(37,067)	(42,857)
Allowances for pricing programs	(54,219)	(55,252)
	$218,599	$179,565
Inventories:
Raw materials	$38,262	$37,504
Work-in-process	61	41
Finished goods	257,689	223,538
	$296,012	$261,083
Other current assets:
Income tax and value-added tax refund receivables	$20,814	$17,403
Deferred taxes - current	29,867	25,400
Prepaid expenses and other	13,017	15,300
	$63,698	$58,103
Property, plant and equipment:
Plant, buildings and improvements	$63,997	$70,009
Equipment	128,147	129,868
Computer equipment	31,269	42,437
Computer software	79,019	80,930
	302,432	323,244
Less: accumulated depreciation	(229,868)	(247,469)
	72,564	75,775
Construction-in-progress	10,393	9,047
Land	2,821	2,827
	$85,778	$87,649
Other assets:
Deferred taxes	$50,730	$53,035
Trading investments	15,904	15,599
Other	5,706	6,464
	$72,340	$75,098

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2013 (in thousands):

	June 30, 2013	March 31, 2013

Accrued and other current liabilities:
Accrued personnel expenses	$56,597	$40,502
Accrued marketing expenses	11,070	11,005
Indirect customer incentive programs	28,504	29,464
Accrued restructuring	7,200	13,458
Deferred revenue	22,297	22,698
Accrued freight and duty	7,039	5,882
Value-added tax payable	7,435	8,544
Accrued royalties	3,343	3,358
Warranty accrual	13,014	11,878
Employee benefit plan obligations	1,250	4,351
Income taxes payable - current	5,582	2,463
Other accrued liabilities	42,478	39,171
	$205,809	$192,774
Non-current liabilities:
Income taxes payable - non-current	$98,182	$98,827
Warranty accrual	9,641	8,660
Obligation for deferred compensation	15,904	15,631
Employee benefit plan obligations	39,550	35,963
Deferred rent	24,326	24,136
Deferred taxes	1,955	1,989
Other long-term liabilities	10,745	10,676
	$200,303	$195,882

The following table presents the changes in the allowance for doubtful accounts during the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months ended
	June 30,
	2013	2012

Allowance for doubtful accounts, beginning balance	$(2,153)	$(2,472)
Bad debt expense (increases) decreases	(69)	86
Write-offs net of recoveries	33	65
Allowance for doubtful accounts, ending balance	$(2,189)	$(2,321)

Note 8 — Financial Instruments

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2013			March 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash equivalents (1)	$133,562	$—	$—	$119,073	$—	$—
Trading investments for deferred compensation plan:
Money market funds	3,121	—	—	4,220	—	—
Mutual funds	12,783	—	—	11,379	—	—
Foreign exchange derivative assets	—	509	—	—	1,197	—

Total assets at fair value	$149,466	$509	$—	$134,672	$1,197	$—

Foreign exchange derivative liabilities	$—	$746	$—	$—	$707	$—

Total liabilities at fair value	$—	$746	$—	$—	$707	$—

(1) Excludes cash balances of $185.3 million as of June 30, 2013 and $214.7 million as of March 31, 2013.

The following table presents the changes in the Company’s Level 3 financial assets during the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months ended June 30,
	2013	2012

Available-for-sale securities, beginning balance	$—	$429
Proceeds from sales of securities	—	(917)
Reversal of unrealized gains previously recognized in accumulated other comprehensive loss	—	831
Reversal of unrealized losses previously recognized	—	(343)
Available-for-sale securities, ending balance	$—	$—

Cash and Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at June 30, 2013 and March 31, 2013.

The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term difference in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $15.9 million and $15.6 million as of June 30 and March 31, 2013, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains of $0.2 million are included in other income (expense), net for the three months ended June 30, 2013 and relate to the trading securities held at June 30, 2013.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on its Consolidated Balance Sheets as of June 30 and March 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		June 30,	March 31,		June 30,	March 31,
	Location	2013	2013	Location	2013	2013

Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$14	$1,165	Other liabilities	$545	$—
		14	1,165		545	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	266	—	Other liabilities	45	270
Foreign exchange swap contracts	Other assets	229	32	Other liabilities	156	437
		495	32		201	707

		$509	$1,197		$746	$707

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2013 and 2012 and their locations on its Consolidated Statements of Operations (in thousands):

	Net amount of gain/(loss) deferred as a component of accumulated other comprehensive loss		Location of gain/(loss) reclassified from accumulated other comprehensive loss into income	Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income		Location of gain/(loss) recognized in income immediately	Amount of gain/(loss) recognized in income immediately
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Cash flow hedges	$(635)	$1,099	Cost of goods sold	$278	$106	Other income/expense	$30	$52
		1,099			106			52

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—			—	Other income/expense	647	(745)
Foreign exchange swap contracts	—	—			—	Other income/expense	738	825
	—	—			—		1,385	80

	$(635)	$1,099		$278	$106		$1,415	$132

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the three months ended June 30, 2013 and 2012. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $44.7 million (€34.2 million) and $38.5 million (€30.1 million) at June 30, 2013 and March 31, 2013. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30 and March 31, 2013 relating to foreign currency receivables or payables were $26.6 million and $14.2 million. Open forward contracts as of June 30, 2013 consisted of contracts U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at June 30 and March 31, 2013 were $19.6 million and $19.6 million. Swap contracts outstanding at June 30, 2013 consisted of contracts in Mexican pesos, Japanese Yen and Australian dollars. Swap contracts outstanding at March 31, 2013 consisted of contracts in Mexican pesos, Japanese Yen and Australian dollars.

The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

During the three months ended June 30, 2013, the Company decided not to sell its Remotes product category, previously classified as assets held for sale as of March 31, 2013. This decision required the Company to assess whether the fair value of the goodwill and other intangibles related to its Remotes category were less than the carrying value of these assets.  For other intangibles, carrying value was adjusted by amortization expense not taken during the period in which this category was classified as asset held for sale.  The Company concluded that the carrying value of these assets was less than their fair value.  Accordingly, the Company reclassified these assets from assets held for sale back to goodwill and other intangible assets at their respective carrying values, which amounted to $2.5 million for goodwill and $1.6 million for intangibles as of June 30, 2013.

The following table summarizes the activity in the Company’s goodwill balance during the three month ended June 30, 2013 (in thousands):

	June 30, 2013
	Peripherals	Video Conferencing	Total
Goodwill, beginning balance	$216,744	$124,613	$341,357
Additions	202	—	202
Foreign currency movements		275	275
Reclassified from assets held for sale	2,469	—	2,469
Goodwill, ending balance	$219,415	$124,888	$344,303

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	June 30, 2013			March 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,047	$(29,396)	$2,651	$29,842	$(26,558)	$3,284
Technology (1)	92,274	(81,318)	10,956	73,249	(61,560)	11,689
Customer contracts	39,897	(30,585)	9,312	39,068	(28,017)	11,051
	$164,218	$(141,299)	$22,919	$142,159	$(116,135)	$26,024

(1) During the three months ended June 30, 2013, the Company changed its classification of its Retail - Remote product category and digital video security product line from assets held for sale to assets held and used.  The increase in gross carrying amount and accumulated amortization between March 31, 2013 and June 30, 2013 was due to this change in classification.

For the three months ended June 30, 2013 and 2012, amortization expense for other intangible assets was $5.3 million and $6.4 million. The Company expects that amortization expense for the remaining nine months of fiscal year 2014 will be $12.5 million, and annual amortization expense for fiscal years 2015, 2016 and 2017 will be $8.4 million, $1.9 million and $0.1 million, respectively.

Note 10 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at June 30, 2013.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, the Company was not in compliance with the interest coverage ratio of this credit facility.  This situation resulted from the significant operating loss incurred during fiscal year 2013.  On June 13, 2013, the Company amended this credit facility to amend the definitions of (a) EBITDA to exclude the effect of impairment of goodwill and other intangible assets and (b) interest coverage ratio calculation to utilize EBITDA rather than EBIT.  As of June 30, 2013, the Company was not in compliance with the adjusted equity ratio of this facility. Until the Company is in compliance with the covenants, this facility is not available for its use.

This credit facility stipulates that, upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

The Company had several uncommitted, unsecured bank lines of credit aggregating $94.9 million at June 30, 2013. There are no financial covenants under these lines of credit with which the Company must comply. At June 30, 2013, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $17.3 million at June 30, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Note 11 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at June 30, 2013 amounted to $85.7 million.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration. The following table describes changes to the Company’s asset retirement obligation liability for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months ended June 30,
	2013	2012

Asset retirement obligations, beginning of period	$1,750	$1,918
Liabilities settled	(221)	—
Accretion expense	2	12
Foreign currency translation	1	71
Asset retirement obligations, end of period	$1,532	$2,001

Product Warranties

All of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide replacement products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
		As Revised
Warranty liability, beginning of period	$20,538	$25,494
Provision for warranties issued during the year	3,289	2,536
Settlements made during the period, net of adjustments	(3,499)	(4,064)
Amount classified as liabilities held for sale(1)	2,327	—
Warranty liability, end of period	$22,655	$23,966

(1)         Represents warranty liability previously allocated to the Company’s Retail — Remotes product category which was classified within liabilities held for sale as of March 31, 2013.

Deferred Services Revenue

The Company’s video conferencing reporting unit offers maintenance contracts for sale of the majority of its products which allow for customers to receive service and support in addition to the expiration of the product warranty contractual term.  The Company also provides installation services to its customer under contractual arrangements.  The Company recognizes these contracts over the life of the service period.  Change in the Company’s deferred services revenue during the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012

Deferred revenue at the beginning of the period	$29,328	$24,568
Additions for extended warranties issued during the period	7,916	8,282
Amortization of deferred revenue for the period	(8,164)	(6,510)
Deferred revenue at the end of the period	$29,080	$26,340

The cost of providing these services for the three months ended June 30, 2013 and 2012 was $2.1 million and $2.0 million, respectively.

Purchase Commitments

At June 30, 2013, the Company had the following outstanding purchase commitments:

June 30, 2013

Inventory purchases	$104,336
Operating expenses	67,285
Capital expenditures	19,790
Total purchase commitments	$191,411

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by September 2013. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At June 30, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of June 30, 2013, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under one guarantee agreement. The maximum amount of this guarantee was $3.5 million as of June 30, 2013. As of June 30, 2013, $2.8 million of guaranteed purchase obligations were outstanding under this agreement.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $34.0 million as of June 30, 2013. As of June 30, 2013, $6.0 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2013. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12 — Shareholders’ Equity

Share Repurchases

During the three months ended June 30, 2013 and 2012, the Company had in place the approved share buyback programs shown in the following table (in thousands, excluding transaction costs). The amended September 2008 share buyback program enables the Company to repurchase shares for cancellation.

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Completion Date	Number of Shares Remaining (1)	Amount Remaining

September 2008 - amended	28,465	$177,030	August 2013	—	938	$6,472
September 2008	8,344	$250,000	August 2013	—	—	—

(1)

Represents an estimate of the number of shares remaining to be repurchased, calculated based on the $6.5 million amount remaining to repurchase as of June 30, 2013 divided by the CHF 6.51 per share adjusted closing price on the SIX Swiss Exchange as of the same date, translated at the exchange rate on June 30, 2013.

During the three months ended June 30, 2013 and 2012, the Company repurchased shares under these programs as follows (in thousands):

	Amounts Repurchased During Three Months ended June 30, (1)
Date of	Program to date		2013		2012
Announcement	Shares	Amount	Shares	Amount	Shares	Amount
		As Revised				As Revised

September 2008 - amended	18,500	$170,714	—	$—	8,600	$87,812
September 2008	7,609	73,134	—	—	—	—
	26,109	$243,848	—	$—	8,600	$87,812

dates.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss during the three months ended June 30, 2013 were as follows (in thousands):

	Other Comprehensive Losses	Cumulative Translation Adjustment	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)
		As Revised
March 31, 2013	$(92,993)	$(73,187)	$(20,316)	$510
Net change	(424)	101	110	(635)
June 30, 2013	$(93,417)	$(73,086)	$(20,206)	$(125)

(1)  Net of tax of $315 as of June 30 and March 31, 2013.

Note 13 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three months ended
	June 30,
	2013	2012
Peripherals
Retail - Pointing Devices	$114,651	$115,830
Retail - PC Keyboards & Desktops	97,950	94,559
Retail - Tablet Accessories	38,559	15,886
Retail - Audio PC	51,966	61,525
Retail - Audio - Wearables & Wireless	19,075	14,599
Retail - Video	35,258	37,159
Retail - PC Gaming	39,617	26,783
Retail - Remotes	14,574	13,732
Retail - Other	1,587	15,028
OEM	34,513	36,675
Total Peripherals	447,750	431,776
Video Conferencing	30,174	36,828
Total net sales	$477,924	$468,604

(*) Certain products within the retail product families as presented in the prior year have been reclassified to conform to the current year presentation, with no impact on previously reported total net retail sales.

The Company has two operating and reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company’s operating segments do not record revenue on sales between segments, as such sales are not material.

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. The Chief Executive Officer periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense, and amortization of intangible assets, Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other charges.” Assets by operating segment are not presented since the Company does not present such data to the chief operating decision maker. Net sales and operating income (loss) for the Company’s operating segments were as follows (in thousands):

	Three months ended June 30,
	2013	2012

Net sales by operating segment:
Peripherals	$447,750	$431,776
Video Conferencing	30,174	36,828
Total net sales	$477,924	$468,604

Operating income (loss) by segment:
Peripherals (1)	$12,870	$(44,602)
Video Conferencing (1)	(3,169)	(1,110)
Operating income (loss) before other charges	9,701	(45,712)
Other charges:
Share-based compensation	(4,390)	(6,171)
Amortization	(5,264)	(6,398)
Total operating income (loss)	$47	$(58,281)

(1)         The previously-reported operating income (loss) for the three months ended June 30, 2012 was impacted by the errors described in Note 2 as follows: (a) Peripherals operating loss decreased by $1.2 million and (b) Video Conferencing operating loss increased by less than $0.1 million. These changes resulted from the warranty accrual error correction.

Geographic net sales information in the table below is based on the customer location. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three months ended June 30,
	2013	2012
		As Reported	Adjustments	As Revised

Americas	$200,453	$203,926	$(19,359)	$184,567
EMEA	155,223	150,006	13,367	163,373
Asia Pacific	122,248	114,672	5,992	120,664
Total net sales	$477,924	$468,604	$—	$468,604

During fiscal year 2013, the Company determined that net sales to unaffiliated customers by geographic regions previously reported, including the three months ended June 30, 2012, were not properly stated since amounts related to its Video Conferencing segment and other businesses were improperly allocated solely to the Americas region.

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 36% and 35% of the Company’s total consolidated net sales for the quarter ended June 30, 2013 and 2012. China represented 11% and 10% of the Company’s total consolidated net sales for the quarter ended June 30, 2013 and 2012. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 1% and 2% of the Company’s total consolidated net sales for the quarter ended June 30, 2013 and 2012. One customer group of the Company’s peripheral operating segment represented 13% and 10% of sales for the quarters ended June 30, 2013 and 2012.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2013	March 31, 2013
Americas	$42,558	$43,357
EMEA	6,084	8,315
Asia Pacific	41,842	40,952
Total long-lived assets	$90,484	$92,624

Long-lived assets in the United States and China were $42.4 million and $34.3 million at June 30, 2013 and $43.2 million and $33.1 million at March 31, 2013. No other countries represented more than 10% of the Company’s total consolidated long-lived assets at June 30 and March 31, 2013. Long-lived assets in Switzerland, the Company’s home domicile, were $2.0 million and $4.2 million at June 30 and March 31, 2013.

Note 14 — Restructuring

The Company’s restructuring activities were mainly attributable to the peripherals operating segment.

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

During the fourth quarter of fiscal year 2013, Logitech implemented an additional restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct-labor workforce by approximately 220 employees. Restructuring charges under this plan are expected to primarily consist of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended June 30, 2013, restructuring charges under this plan included $2.0 million in termination benefits to affected employees and $0.3 million in lease exit costs.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

The following table summarizes restructuring related activities (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—
Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Balance at March 31, 2013	$13,458	$13,383	$75	$—

Charges	2,334	2,004	330	—
Cash payments	(8,422)	(8,422)	—	—
Foreign exchange	(170)	(170)	—	—

Balance at June 30, 2013	$7,200	$6,795	$405	$—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of  investment prioritization decisions, product offerings, sales and marketing initiatives, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, smartphones, tablets, gaming, audio, video and video conferencing, digital home digital music and other computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the impact of our restructuring plan on future costs, expenses and financial performance and the timing thereof, our estimates of future charges related to our restructuring plan, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures and the timing thereof, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, compliance with our credit facilities, our expectations regarding share repurchases and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, and Logitech’s ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, headphones, wireless speakers and earphones. Our Internet communications products include webcams, headsets, and digital video security systems. Our digital music products include wireless speakers, earphones, headphones and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include mice, keyboards, headsets and gaming controllers. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our remote product category and our digital video security product line, included within our video product category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014.  During the current quarter, we updated our strategic focus, deciding to retain our remote product category and transition out of our digital video security product line.

Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our peripherals business groups are organized by the following product categories: Pointing Devices, PC Keyboards & Desktops, Tablet Accessories, Audio PC, Audio-Wearables & Wireless, Video, PC Gaming, and Remotes. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insights, public relations and social media, and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

We sell our peripherals products to a network of distributors, retailers and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 86% and 84% of our net sales for the three months ended June 30, 2013 and 2012. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 7% and 8% of our net sales for the three months ended June 30, 2013 and 2012.

Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. Video conferencing products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and occasionally, direct enterprise customers. Sales of LifeSize products were 6% and 8% of our net sales in the three months ended June 30, 2013 and 2012.  During fiscal year 2013, we recorded a non-cash goodwill impairment charge of $214.5 million related to our video conferencing segment.

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

We have been expanding the categories of products we sell and entering new markets, such as the markets for mobile device accessories. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.

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

Revision of Financial Statements for the Quarter ended June 30, 2012

In the first quarter of fiscal year 2014, we identified errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets. The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects, which amounted to $19.1 million, in the first quarter of fiscal year 2014 would be material to the consolidated financial statements for the three months ended June 30, 2013 and to the expected results of operations for the fiscal year ending March 31, 2014.

We evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC SAB No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise our previously issued financial statements to reflect the impact of the correction of these errors when we file subsequent reports on Form 10-Q and Form 10-K. Accordingly, we revised our consolidated financial statements for the quarter ended June 30, 2012, as presented herein, to correct these errors.  In addition, as a result of the decision to revise our previously issued consolidated financial statements to correct for the errors described above, we are also correcting other immaterial errors that were previously uncorrected.   We are concurrently filing a Form 10-K/A to revise our financial statements for the years ended March 31, 2011, 2012 and 2013 to correct prior period errors.

Subsequent to the July 25, 2013 announcement of our first quarter results for 2014, we made additional adjustments to our reported results for the three months ended June 30, 2012.  Net loss for our consolidated statements of operations for the three months ended June 30, 2012 decreased by $0.2 million due to further adjustments to our warranty cost estimate.  Consolidated statement of cash flow for the three months ended June 30, 2012 was adjusted by the $0.2 million change in net loss, by a $2.3 million adjustment to increase purchases of property, plant and equipment and by a $2.1 million adjustment to decrease purchases of treasury shares.  These adjustments are further described in Note 2 to the Consolidated Financial Statements.

The revised financial statements corrected the following errors:

(1) - Warranty accrual  — We determined that our prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles — We determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments  —  We also corrected a number of other immaterial errors, including the cumulative translation adjustment related to the purchase of treasury shares, and an adjustment affecting the amount of property, plant and equipment purchased during the first quarter of fiscal year 2013.

The adjustments made as a result of the revisions to the historical financial statements are more fully discussed in Note 2, Revision of Previously-Issued Financial Statements, to the Consolidated Financial Statements.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2013 increased 2%, compared with the three months ended June 30, 2012, due to an increase in retail sales, offset by continued weakness in OEM and video conferencing sales.

Retail sales during the three months ended June 30, 2013 increased 5% and retail units sold decreased 6%, compared with the three months ended June 30, 2012.  We experienced increases of 12% in the Americas and 4% in the Asia Pacific regions, offset in part by a decrease of 3% in the EMEA region.  If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, the percentage changes in our constant dollar retail sales would have been increases of 12% and 7% in the Americas and Asia Pacific regions, and a decrease of 3% in the EMEA region. Sales incentive spending (including pricing discounts) during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, remained relatively constant with a 1% increase during this period.  Sales returns expense during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, decreased by 20% due to lower channel inventory aging during this period.

OEM net sales decreased 6% and units sold decreased 2% in the three months ended June 30, 2013 compared with the preceding fiscal year. The decline was primarily due to overall weak market conditions for sale of new desktop PCs.

Sales of video conferencing products, which were 6% and 8% of total net sales in the three months ended June 30, 2013 and 2012, decreased by 18% in the three months ended June 30, 2013, compared with the three months ended June 30, 2012, due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

Our gross margin for the three months ended June 30, 2013 improved to 35.2%, compared with 31.0% for the three months ended June 30, 2012.  The improvement in gross margin for the three months ended June 30, 2013 compared with the same period of the prior fiscal year primarily resulted from cost improvements across all of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio.  The improvement also resulted from negative factors affecting our gross margin during the same period of the prior fiscal year which did not exist during the three months ended June 30, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring, and a provision for a patent dispute.

Operating expenses for the three months ended June 30, 2013 were 35% of net sales, compared with 43% in the same period of the prior fiscal year. The decrease in total operating expenses as a percentage of net sales was primarily due to the restructuring plan initiated in April 2012, which resulted in $31.2 million in expenses incurred during the three months ended June 30, 2012.

Net income for the three months ended June 30, 2013 was $1.0 million, compared with net loss of $51.1 million in the three months ended June 30, 2012. This improvement primarily resulted from the absence of $31.2 million in restructuring charges related to the three months ended June 30, 2012 combined with the gross margin improvement during the three months ended June 30, 2013.

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

We believe Logitech’s future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones and other mobile devices, and for digital music, including wireless speakers and wearables such as earphones, to limit and offset the decline in our PC peripherals. We pursue growth opportunities in emerging markets, mobility-related products, products for digital music and enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

Mature and Emerging Markets. In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some case declining. While we continue to pursue growth opportunities in select PC peripherals product lines in mature markets, we believe there are growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market, with the result that China was our second-largest country in retail sales for the three months ended June 30, 2013. We are also expanding our presence in other emerging markets.

Enterprise Market.  We are continuing our efforts to create and sell products and services to enterprises. We believe the preferences of employees increasingly drive companies’ choices in the information technologies they deploy to their employee base. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, have created new markets and usage models for peripherals and accessories. Logitech has begun to offer products to enhance the use of mobile devices. For example, we are experiencing strong demand for our tablet keyboards, led by our Logitech Ultrathin Keyboard Cover.  During the fourth quarter of fiscal year 2013, we also introduced the Logitech Ultrathin Keyboard mini, a slim protective keyboard cover designed to enhance the iPad mini experience.  Initial demand for the Logitech Ultrathin Keyboard mini has been very positive.  The tablet accessories category is one of the primary strategic categories of our business.  We continue to expand and leverage on our success in this category through the recent introduction of innovative products such as the Logitech Keyboard Folio and Folio mini, the Logitech FabricSkin Keyboard Folio for iPad and iPad mini, and the Logitech Wired Keyboard for iPad.

Digital Music. We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for Logitech, based on our history of successful earphone, headphone and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. We believe we have a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including Logitech UE earphones and digital music speakers. We continue to invest and introduce innovative new products in this category such as UE Boom, a wireless speaker offering 360-degree stereo sound announced in late May 2013.

OEM business.  Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be significant weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total revenues in the future.

Trends in Other Peripherals Product Categories. Some of our other peripherals product categories are experiencing significant market challenges.  As the quality of PC-embedded webcams improves along with the increasing popularity of tablets and smartphones with embedded webcams, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining.  During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our entire Retail-Remotes product category and our digital video security product line included in our Retail-Video product category, and we plan to discontinue other non-strategic products, such as speaker docks and most console gaming peripherals, by the end of fiscal year 2014. During the current quarter, we updated our strategic focus deciding to retain our Retail-Remote product category.

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

There have been no significant changes during the three months ended June 30, 2013, except for product warranty accrual, to the nature of the critical accounting policies, and no significant changes to the critical accounting estimates that were disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

This error impacted prior reporting periods, starting prior to fiscal year 2009, and resulted in a $17.1 million cumulative correcting adjustment to our consolidated financial statements from the beginning of fiscal year 2009 through the end of fiscal year 2013.

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change %

Retail	$413,237	$395,101	5%
OEM	34,513	36,675	(6)%
Video Conferencing	30,174	36,828	(18)%

Total net sales	$477,924	$468,604	2%

The following table presents the approximate percentage of our total net sales that were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2013 and 2012:

	Three Months ended June 30,
	2013	2012

Currencies other than USD	43%	44%

If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, the percentage change in our constant dollar net sales would have been:

Three Months Ended
June 30, 2013

Retail	5%
OEM	(6)%
Video Conferencing	(18)%

Total net sales	2%

Our retail sales in the three months ended June 30, 2013 increased by 5%, compared with the same period of the prior fiscal year, as the retail sales increases in the Americas and Asia Pacific regions were offset in part by a decrease in the EMEA region. Retail units sold decreased 6% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year. Our overall retail average selling price increased by 12% during this period. Products priced below $40 represented approximately 51% and 58% of retail sales in the three months ended June 30, 2013 and 2012, while products priced above $100 represented 14% and 11% of retail sales during these same periods.  If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, our constant dollar retail sales increase would have been 5%.

OEM net sales decreased 6% and units sold decreased 2% in the three months ended June 30, 2013 compared with the preceding fiscal year. The decline was primarily due to overall weak market conditions for sale of new desktop PCs.

Video conferencing net sales decreased 18% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  This decrease primarily resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

	Three months ended June 30, 2013
	Change in		Change in
	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales

EMEA	(12)%	(3)%	(5)%
Asia Pacific	(6)%	4%	7%
Americas	(1)%	12%	12%
Total retail sales	(6)%	5%	5%

Americas

The Americas region experienced a solid 12% increase in retail sales during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  Sales increase was achieved in all categories except our non-strategic Other, Remotes and Audio-PC categories.  This increase was led by strong performance in Tablet Accessories due to strong sales from the Logitech Ultrathin Keyboard Cover for iPad and iPad mini, and from the recently introduced Logitech Keyboard Folio suite of products designed for the iPad and iPad mini. We also experienced strong sales in PC Gaming due to a recent launch of eight new gaming products, in Audio-Wearables & Wireless from the UE Mobile Boombox and the UE Boom, as well as solid growth in Pointing Devices and PC Keyboards & Desktops.  During the three months ended June 30, 2013, compared to the same period of the prior fiscal year, we experienced solid improvement in the United States and Canada.  Retail sell-through in the Americas region increased 3% in the three months ended June 30, 2013 compared with the same period of the prior fiscal year.

EMEA

Retail sales in the EMEA region experienced a 3% decline during the three months ended June 30, 2013, compared with the same period of the prior fiscal year. This decline was primarily driven by our non-strategic Other category, combined with declines in Audio-PC, Pointing Devices, Video and PC Keyboards & Desktops.  These declines were offset in part by strong performance in Tablet Accessories, PC Gaming, Remotes and Audio-Wearables & Wireless.  During the three months ended June 30, 2013, we experienced significant sales decreases in Germany and Russia, offset in part by significant increases in France and the United Kingdom. Retail sell-through in the EMEA region decreased 8% in the three months ended June 30, 2013, compared with the same period of the prior fiscal year.

Asia Pacific

Asia Pacific region retail sales increased by 4% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  This increase was primarily due to strong sales growth in our Tablet Accessories, PC Gaming and Audio-Wearables & Wireless categories.  These increases were offset in part by weakness in our Audio-PC, Pointing Devices and Video categories.  We experienced strong growth in Australia and solid growth in China, offset in part by weakness in Japan.  Retail sell-through in the Asia Pacific region increased 1% compared with the same period of the prior fiscal year.

Net Retail Sales by Product Category

Net retail sales by product category during the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change %

Retail - Pointing Devices	$114,651	$115,830	(1)%
Retail - PC Keyboards & Desktops	97,950	94,559	4%
Retail - Tablet Accessories	38,559	15,886	143%
Retail - Audio PC	51,966	61,525	(16)%
Retail - Audio - Wearables & Wireless	19,075	14,599	31%
Retail - Video	35,258	37,159	(5)%
Retail - PC Gaming	39,617	26,783	48%
Retail - Remotes	14,574	13,732	6%
Retail - Other	1,587	15,028	(89)%
	$413,237	$395,101

Retail Pointing Devices

Retail sales of Pointing Devices decreased 1% while retail units sold increased 1% in the three months ended June 30, 2013, compared with the three months ended June 30, 2012.  The continued weakness in the global PC market was a major factor in the sales declines in this category across all regions except the Americas region. The primary weakness during the three months ended June 30, 2013 was in our high-end product offerings, which experienced a 30% decline mainly due to an aging product line-up that we intend to refresh during this fiscal year, followed by our low-end product offerings, which experienced a 4% decline, offset in part by an increase of 22% in our mid-range product offerings.  Sales of all cordless mice increased 2%, while units sold increased 5% in the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  Corded mice sales decreased 11%, while units sold decreased 5% in the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  By geography, the Americas region sales and units sold increased by 14% and 10%, the EMEA region sales and units sold decreased by 9% and 2%, the Asia Pacific region sales and units sold decreased by 9% and 4% during this period.

Retail PC Keyboards and Desktops

Retail sales of PC Keyboards & Desktops increased 4% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year, while units sold decreased 6% during this period.  This sales increase was driven by a very strong quarter in our cordless keyboard category, led by our Wireless Touch Keyboard K400, which features an integrated touchpad and has been popular for use in the living room.  Sales of corded and cordless desktops increased 7% and 1% in sales and increased 4% and 6% in units sold during the three months ended June 30, 2013, compared with the same period in the prior fiscal year.  Sales of corded and cordless keyboards decreased 18% and increased 41% in sales and decreased 26% and increased 20% in units sold during the three months ended June 30, 2013, compared with the same period in the prior fiscal year. By geography, the Americas region sales increased by 14% and units sold decreased by 5%, the EMEA region sales and units sold decreased by 3% and 13%, and the Asia Pacific region sales and units sold decreased by 2% and 1% during this period.

Retail Tablet Accessories

Retail Tablet Accessories continued to represent our strongest product category with sales and unit increases of 143% and 155% during the three months ended June 30, 2013, compared with the same period in the prior fiscal year.  This increase was driven by continued strong demand for the Logitech Ultrathin Keyboard Cover for the iPad, as well as strong sales from recently introduced products such as the Logitech Ultrathin Keyboard Cover for the iPad Mini, and from the Logitech Keyboard Folio suite of products designed for the iPad and iPad mini.  By geography, we experienced strong growth in all regions, led by the Asia Pacific region where sales and units sold increased by 268% and 263%, the Americas region where sales and units sold increased by 123% and 139%, and the EMEA region where sales and units sold increased by 119% and 123% during this period.

Retail Audio-PC

Retail Audio-PC sales and units sold decreased 16% and 24% during the three months ended June 30, 2013, compared with the same period in the prior fiscal year. This decrease was due to sales and unit declines of 14% and 22% in PC speakers and sales and unit declines of 18% and 26% in PC headsets.  These declines reflect both weakness in the overall market for new PCs, a market shift toward mobile audio devices, and a product line that has not been meaningfully refreshed in over a year.  We have started to address this situation through our recent introduction of the Logitech Bluetooth Speakers Z600, wireless stereo speakers that stream music and other audio from a computer, smartphone or tablet. By geography, we experienced declines in all regions during this period.  The declines were led by the Asia Pacific region where sales and units sold decreased by 22% and 34%, followed by the EMEA region where sales and units sold decreased by 16% and 25%, and by the Americas region where sales and units sold decreased by 13% and 17%.

Retail Audio - Wearables & Wireless

Retail Audio-Wearables & Wireless sales increased 31% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year, while retail units sold decreased 22% during this period.  This increase was due to a 126% increase in our wireless speakers for smartphones and tablets, driven by strong demand for the UE Mobile Boombox and the UE Boom.  Sales of our audio wearables products continued to be weak, decreasing by 41% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  By geography, we experienced strong overall growth in all regions, led by the EMEA region where sales and units sold increased by 48% and 13%, followed by the Americas region where sales increased by 29% and units sold decreased by 9%, and by the Asia Pacific region where sales increased by 25% and units sold decreased by 43%.

Retail Video

Retail Video sales and units sold decreased by 5% and 31% during the three months ended June 30, 2013, compared with the same period in the prior fiscal year. The sales decrease was mainly due to weakness in our consumer webcam product line, which declined by 12% during this period, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market.  The decline in our webcam product line was concentrated in the low-end, which we are gradually shifting away from.  The decline was offset in part by strong growth in our high-end webcam category, driven by the Logitech HD Pro Webcam C920 and from the Logitech BCC950 Conference Cam, and solid growth in our mid-range webcam category, driven by the Logitech HD Webcam C615.  The decrease in retail video sales was also from a 27% decline in our digital video security products, a category in which we announced we would transition out of by the end of fiscal year 2014.  By geography, we experienced declines in the EMEA region, where sales and units sold decreased by 14% and 43%, and in the Asia Pacific region where sales and units sold decreased by 10% and 31% during this period.  In the Americas region, sales increased by 6% and units sold decreased by 15% during this period.

Retail PC Gaming

We experienced significant growth of 48% in sales and 16% in units sold in our PC Gaming category during the three months ended June 30, 2013, compared to the same period of the prior fiscal year.  This strong growth was driven by the launch of eight new gaming products, including mice, keyboards and headsets during the three months ended June 30, 2013.  This new launch resulted in us achieving solid double-digit growth in mice, keyboards and headsets.  PC Gaming sales in the Americas, EMEA and Asia Pacific regions increased by 64%, 44% and 39% in the three months ended June 30, 2013, compared with the same period of the prior fiscal year.

Retail Remotes

Retail sales of our Remotes category increased 6% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year, while retail units sold decreased 40%. This sales increase was driven by strong initial demand for the Logitech Harmony Ultimate, our premium remote product launched during the current quarter.  The 40% decline in units sold, relative to the 6% sales increase, reflects our exit from the low-end to the mid- and high-end remote categories.  During the current quarter, we updated our strategic focus by deciding to retain our remotes product category. By geography, remote sales increased in EMEA and Asia Pacific regions by 148% and 425%, and decreased by 14% in the Americas.

Retail Other

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.  Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and Logitech Revue for Google TV products.

Retail sales of this category decreased by 89% during the three months ended June 30, 2013, compared with same period in the prior fiscal year, while retail units sold decreased 84% during this period.  Our other category sales in the Americas, EMEA and Asia Pacific regions decreased by 97%, 83% and 104% in the three months ended June 30, 2013, compared with same period of the prior fiscal year.  We plan to discontinue other non-strategic products by the end of fiscal year 2014.

OEM

OEM sales and units sold decreased by 6% and 2% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year. This decrease was primarily a 11% decline in OEM pointing device sales during this period, consistent with the weak market conditions for sales of new desktop PCs.  This decrease was offset in part by a 16% increase in OEM keyboard and desktop sales due to new business from a large customer.

Video Conferencing

Video conferencing net sales decreased 18% during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  This decrease was experienced in all geographic regions, and resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

Gross Profit

Gross profit for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change
	As Revised

Net sales	$477,924	$468,604	2%
Cost of goods sold	309,569	323,258	(4)%

Gross profit	$168,355	$145,346	16%
Gross margin	35.2%	31.0%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

The improvement in gross margin for the three months ended June 30, 2013 compared with the same period of the prior fiscal year primarily resulted from cost improvements across all of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio.  The improvement also resulted from negative factors affecting the June 30, 2012 gross margin which did not exist during the three months ended June 30, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring, and a provision for a patent dispute.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change
	As Revised

Marketing and selling	$100,635	$100,897	0%
% of net sales	21%	22%
Research and development	36,191	39,023	(7)%
% of net sales	8%	8%
General and administrative	29,148	32,480	(10)%
% of net sales	6%	7%
Restructuring charges	2,334	31,227	(93)%
% of net sales	0%	7%
Total operating expenses	$168,308	$203,627	(17)%

The decrease in total operating expenses as a percentage of net sales was primarily due to the restructuring plan initiated in April 2012, which resulted in $31.2 million in expenses incurred during the three months ended June 30, 2012.

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

Marketing and selling expense remained relatively constant during the three months ended June 30, 2013, compared with the same period of the prior fiscal year.  Increased costs for new product launches in Tablet Accessories, PC Gaming and wireless speakers were offset by savings achieved from our recent restructuring plans.

If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, the percentage change in constant dollar marketing and sales expense would have also been 0%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced a 7% decrease in research and development expense during the three months ended June 30, 2013, compared with the same period of the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plans.

If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, the change in constant dollar research and development expense would have also been a decrease of  7%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense decreased 10% in the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily from the decline in personnel-related expenses, facility-related expenses and share-based compensation expense due to our recent restructuring plans.  In addition, the decrease was also due to the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters which occurred during the three months ended June 30, 2012.

If foreign currency exchange rates had been the same in the three months ended June 30, 2013 and 2012, the percentage change in constant dollar general and administrative expense would have also been a decrease of 10%.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with our restructuring plans initiated during fiscal year 2013.

During the first quarter of fiscal year 2013, we implemented a restructuring plan to simplify our organization, to better align costs with our current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce by approximately 340 employees. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended June 30, 2012, restructuring charges under this plan included $28.7 million in termination benefits to affected employees, $1.1 million in legal, consulting, and other costs as a result of the terminations, and $1.5 million in lease exit costs associated with the closure of existing facilities.  We substantially completed this restructuring plan during the fourth quarter of fiscal year 2013.

During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies.  As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce by approximately 220 employees. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended June 30, 2013, restructuring charges under this plan included $2.0 million in termination benefits to affected employees and $0.3 million in lease exit costs.  We estimate completing this restructuring plan during fiscal year 2014.

The following table summarizes restructuring-related activities during the three months ended June 30, 2013 and 2012 (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	$26,095	$23,952	$1,472	$671

Balance at March 31, 2013	$13,458	$13,383	$75	$—

Charges	2,334	2,004	330	—
Cash payments	(8,422)	(8,422)	—	—
Foreign exchange	(170)	(170)	—	—

Balance at June 30, 2013	$7,200	$6,795	$405	$—

Interest Income, Net

Interest income and expense for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change

Interest income	$422	$732	(42)%
Interest expense	(445)	(348)	28%
Interest income, net	$(23)	$384	(106)%

Interest income was lower in the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily due to lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012 and from the $87.8 million paid to repurchase 8.6 million shares under our amended September 2008 buyback program.

Interest expense was higher in the three months ended June 30, 2013, compared with the three months ended June 30, 2012, primarily due to commitment fees and non-recurring fees related to the revolving credit facility entered into in December 2011.

Other Income (Expense), Net

Other income and expense for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012	Change

Investment impairment	$(370)	$—	(100)%
Foreign currency exchange gain (loss), net	491	(671)	173%
Investment income (loss) related to deferred compensation plan	364	(411)	189%
Gain on sale of investments	—	831	(100)%
Other, net	(268)	92	(391)%
Other income (expense), net	$217	$(159)	236%

The $0.4 million investment impairment in the three months ended June 30, 2013 resulted from the write-down of an investment in a privately-held company.

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Investment income (loss) for three months ended June 30 2013 and 2012 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During fiscal year 2013, we sold the remaining two of our available-for-sale securities for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended June 30,
	2013	2012

Benefit from income taxes	$(802)	$(6,910)
Effective income tax rate	(332.8)%	11.9%

The provision for (benefit from) income taxes consists of income and withholding taxes. Logitech operates in multiple jurisdictions and its profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carry-forwards, changes in geographical mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets.

The change in the effective income tax rate to (332.8%) for the three months ended June 30, 2013 compared with 11.9% for the three months ended June 30, 2012 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate in the three months ended June 30, 2012.

In fiscal year 2013, we incurred $43.7 million of restructuring charges and related expenses to simplify our organization and to align the organization to our strategic priorities.  $31.2 million of such charges were incurred in the first quarter of fiscal year 2013 with the remaining balance primarily incurred in the fourth quarter of the fiscal year.  In the three months ended June 30, 2013, the Company incurred restructuring related termination benefits and lease exit costs in the amount of $2.3 million.  In determining the estimated annual effective tax rate, the restructuring activities in the three months ended June 30, 2013 were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike those that were incurred in the same period of fiscal year 2013.   The tax benefit associated with the restructuring in the three months ended June 30, 2013 was not material.

As discussed in Note 2 to the Consolidated Financial Statements, we identified errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets which impacted prior reporting periods through fiscal year 2009. The tax impact is included in the revised financial statements and related disclosures for the quarter ended June 30, 2012 and the consolidated balance sheet as of March 31, 2013.

As of June 30 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $101.4 million and $102.0 million, of which $89.2 million and $90.3 million would affect the effective income tax rate if recognized.  We classified the unrecognized tax benefits as non-current income taxes payable.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2013, we had approximately $6.7 million and $6.6 million of accrued interest and penalties related to uncertain tax positions.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001. We are under examination and have received assessment notices in foreign tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate change in the unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At June 30, 2013, our working capital remained relatively constant at $395.1 million, compared with $381.6 million at March 31, 2013.

During the three months ended June 30, 2013, we used $1.3 million of cash flow from operating activities. Our main sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization and share-based compensation expense, and from increases in accounts payables and accrued liabilities. These sources of operating cash flows were offset by increases in accounts receivables and inventories.  Net cash used in investing activities was $13.5 million, primarily from $13.2 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from an acquisition of a privately-held company for $0.7 million. Net cash used in financing activities was $0.2 million.

At June 30, 2013, we had cash and cash equivalents of $318.9 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 50% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 35% is held by our subsidiaries in Hong Kong and China. We do not believe we would be subject to any material adverse tax impact or significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at June 30, 2013.

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

The facility agreement contains representations and covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, we were not in compliance with the interest coverage ratio of the credit facility.  This situation resulted from the significant operating loss incurred during fiscal year 2013.  On June 13, 2013, we amended the credit facility to amend the definitions of (a) EBITDA to exclude the effect of impairment of goodwill and other intangible assets and (b) interest coverage ratio calculation to utilize EBITDA rather than EBIT.  As of June 30, 2013, we were not in compliance with the adjusted equity ratio of this facility. Until we are in compliance with the covenants, this facility is not available for our use.

This credit facility stipulates that, upon an uncured event of default under the facility, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable, terminate their commitments and exercise other rights and remedies provided for under the facility. The events of default under the facility include, among other things, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross defaults with certain other indebtedness, bankruptcy and insolvency events and events that have a material adverse effect (as defined in the facility). Upon a change of control of the Company, lenders whose commitments aggregate more than two-thirds of the total commitments under the facility may terminate the commitments and declare all outstanding obligations to be due and payable.

We have credit lines with several European and Asian banks totaling $94.9 million as of June 30, 2013.  As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At June 30, 2013, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. We also have credit lines related to corporate credit cards totaling $17.3 million as of June 30, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

We have financed our operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. Our normal liquidity for the next 12 months and our longer-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under our credit facilities. We believe that, based on the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances and credit lines will provide sufficient liquidity to fund our operation for at least the next 12 months.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2013 and 2012 (dollars in thousands):

	June 30,
	2013	2012
		As Revised

Accounts receivable, net	$218,599	$213,973
Inventories	296,012	280,533
Working capital	395,089	440,375
Days sales in accounts receivable (DSO) (1)	41 days	41 days
Inventory turnover (ITO) (2)	4.2x	4.6x
Net cash used in operating activities	$(1,307)	$(6,904)

(1)                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the three months ended June 30, 2013, we used net cash of $1.3 million for operating activities, compared with net cash used of $6.9 million for the same period in the prior fiscal year. The primary drivers of the decline in net cash used for operating cash flows include a shift from net loss of $51.1 million in the three months ended June 30, 2012 to a net income of $1.0 million in the three months ended June 30, 2013, and from a $33.6 million increase in accounts payables and a $13.7 million increase in accrued liabilities. These uses of operating cash flows were offset in part by a $38.9 million increase in accounts receivables and a $28.1 million increase in inventories during this period.

DSO remained relatively constant between the three months ended June 30, 2013 and the three months ended June 30, 2012. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the three months ended June 30, 2013 and 2012 decreased due to lower annualized cost of goods sold between the two periods.

Cash Flow from Investing Activities

Cash flows from investing activities during the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30,
	2013	2012
		As Revised

Purchases of property, plant and equipment	$(13,208)	$(21,916)
Acquisition of a privately-held company	(650)	—
Proceeds from sale of available-for-sale securities	—	917
Purchases of trading investments	(4,406)	(1,397)
Proceeds from sale of trading investments	4,748	1,385
Net cash used in investing activities	$(13,516)	$(21,011)

Our expenditures for property, plant and equipment during the three months ended June 30, 2013 and 2012 were principally normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

During the three months ended June 30, 2013, we invested $0.7 million to acquire a privately-held company.  During the three months ended June 30, 2012, we sold our two remaining available-for-sale securities for $0.9 million. The purchases and sales of trading investments in the three months ended June 30, 2013 and 2012 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,
	2013	2012
		As Revised

Purchase of treasury shares	$—	$(87,812)
Proceeds from sale of shares upon exercise of options and purchase rights	12	404
Tax withholdings related to net share settlements of RSUs	(215)	(170)
Excess tax benefits from share-based compensation	—	5
Net cash used in financing activities	$(203)	$(87,573)

	Three months ended June 30,
	2013	2012
		As Revised

Number of shares repurchased	—	8,600
Value of shares repurchased	$—	$87,812

During the three months ended June 30, 2012, we repurchased 8.6 million shares for $87.8 million under the Company’s amended September 2008 buyback program, compared with the three months ended June 30, 2013, during which no share repurchases were made. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

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

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016.  We may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at June 30, 2013. As of June 30, 2013, we were not in compliance with the adjusted equity ratio of this facility. Until we are in compliance with the covenants, this facility is not available for our use.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250.0 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation.  In fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under the September 2008 program. Under the amended September 2008 program, we repurchased 8.6 million shares for $87.8 million during fiscal year 2013. As of June 30, 2013, the approved amount remaining under the amended September 2008 program was $6.5 million. On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares were legally cancelled during the third quarter of fiscal year 2013.

The Board of Directors has also proposed distribution of a gross dividend of CHF 0.21 per share (US dollar amount of $0.22 per share based on the exchange rate at June 30, 2013), or an aggregate amount of approximately CHF 33.4 million (US dollar amount of $35.5 million based on the exchange rate at June 30, 2013).  If approved by shareholders, this dividend payment will be made in September 2013.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001.  We are under examination and have received assessment notices in foreign tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

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

For over ten years, we have generated annual positive cash flows from our operating activities, including cash from operations of $117.1 million in fiscal year 2013.  During fiscal year 2013, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by the $87.8 million in share repurchases during this period. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.  We believe that, based on the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances and credit lines will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

As of June 30, 2013, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at June 30, 2013 (in thousands):

June 30, 2013

Operating leases	$85,704
Purchase commitments - inventory	104,336
Purchase obligations - capital expenditures	19,790
Purchase obligations - operating expenses	67,285
Income taxes payable - non-current	98,182
Obligation for deferred compensation	15,904
Pension and post-employment obligations	39,550
Other long-term liabilities	10,745
Total contractual obligations and commitments	$441,496

Operating Leases

We lease facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of June 30, 2013 were $1.5 million.

Purchase Commitments

At June 30, 2013, we have fixed purchase commitments of $104.3 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, which are expected to be fulfilled by December 2013. We also had commitments of $67.3 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $19.8 million at June 30, 2013, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At June 30, 2013, we had $98.2 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $98.8 million in non-current taxes payable as of March 31, 2013.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001. We are under examination and have received assessment notices in foreign tax jurisdictions. At this time, we are not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  It is not possible at this time to reasonably estimate the decrease of the unrecognized tax benefits within the next twelve months.

Obligation for Deferred Compensation

At June 30, 2013, we had $15.9 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Pension and Post-Employment Obligations

At June 30, 2013, we had $40.8 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.3 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At June 30, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount.  The remaining guarantee has a total limit of $7.0 million. As of June 30, 2013, $0.1 million of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under one guarantee agreement.  The maximum amount of this guarantee was $3.5 million as of June 30, 2013.  As of June 30, 2013, $2.8 million of guaranteed purchase obligations were outstanding under this agreement.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $34.0 million as of June 30, 2013. As of June 30, 2013, $6.0 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at June 30, 2013. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings which arise in the ordinary course of its business.  We are currently subject to several such claims and a small number of legal proceedings.  We believe that these matters lack merit and we intend to vigorously defend against them.  Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

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

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at June 30, 2013. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Taiwanese dollar	U.S. dollar	$16,119	$(1,465)	$1,791
Euro	British pound	10,904	(991)	1,212
U.S. dollar	Australian dollar	9,047	(823)	1,005
Singapore dollar	U.S. dollar	3,114	(283)	346
Canadian dollar	U.S. dollar	2,504	(228)	278
Swiss franc	U.S. dollar	1,321	(120)	147
U.S. dollar	Indian rupee	972	(88)	108
Euro	Russian rouble	725	(66)	81
Euro	Romanian new lei	724	(66)	80
Korean won	U.S. dollar	575	(52)	64
Euro	Utd. Arab Emir. dirham	(504)	46	(56)
Euro	Hungarian forint	(636)	58	(71)
Euro	Norwegian kroner	(969)	88	(108)
Euro	Polish zloty	(1,074)	98	(119)
Euro	Swedish krona	(1,416)	129	(157)
Japanese yen	U.S. dollar	(8,466)	770	(941)
Mexican peso	U.S. dollar	(11,153)	1,014	(1,239)
Chinese renminbi	U.S. dollar	(87,190)	7,926	(9,688)
		$(65,403)	$5,947	$(7,267)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts. At June 30, 2013, net liabilities held in CNY totaled $87.2 million. We continue to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

We enter into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of June 30, 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $44.7 million (€34.2 million). Deferred realized losses of $0.5 million are recorded in accumulated other comprehensive loss at June 30, 2013, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.4 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of June 30, 2013 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2013 relating to foreign currency receivables or payables were $26.6 million. Open forward contracts as of June 30, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contract in euros to sell British pounds. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2013 were $19.6 million. Swap contracts outstanding at June 30, 2013 consisted of contracts in Mexican pesos, Japanese Yen and Australian dollars. Unrealized net gain on the contracts outstanding at June 30, 2013 was $0.3 million.

If the U.S. dollar had appreciated by 10% at June 30, 2013 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $5.1 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $4.0 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2013 period end rates would not have a material effect on our results of operations or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, Logitech’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2013 that continued to exist as of June 30, 2013:

(a) We did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements. While this control deficiency did not result in any material misstatement of our historical financial statements through June 30, 2013, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company’s fiscal 2013 consolidated financial statements and revisions to the Company’s consolidated financial statements for the interim period ended June 30, 2013 and will result in additional similar revisions to our interim consolidated financial statements for the interim periods ended September 30, 2013 and December 31, 2013 when reported in fiscal 2014, if applicable to the interim consolidated financial statements.

(b) We did not design and maintain effective controls related to developing an appropriate methodology to accrue costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual.  While this control deficiency did not result in any material misstatement of our historical financial statements through June 30, 2013, it did result in adjustments to our cost of goods sold and warranty accrual accounts and revisions to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal 2013 and 2012.

Additionally, these control deficiencies could result in a misstatement to the Company’s consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined these control deficiencies constitutes material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time-to-time we are involved in claims and legal proceedings which arise in the ordinary course of our business.  We are currently subject to several such claims and a small number of legal proceedings.  We believe that these matters lack merit and we intend to vigorously defend against them.  Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period.  Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

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

As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of new and existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’

demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

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

Emerging Markets. We believe that the world’s emerging markets, such as China, Eastern Europe and Latin America, will, for the next several years though with volatility from period to period, continue to be growth markets for our peripherals product lines. We have allocated significant resources to our sales, marketing and administrative personnel in China and, to a lesser extent, other emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potentially entrenched local competition, higher credit risks, and other factors that affect consumer trends in ways that may be substantially different from our current major markets. PCs may not continue to be a growth category in emerging markets, and consumers in emerging markets may prefer tablets, smartphones, other mobile devices or other technologies. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if consumer demand for PCs and our peripherals in emerging markets declines or does not increase as much as we expect, or if we invest resources in products or geographic areas that do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be adversely affected.

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

The peripherals industry is characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands, in both the retail and OEM markets. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

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

Video.  Our primary competitor for PC webcams is Microsoft, with various other manufacturers taking smaller market share. The worldwide market for PC webcams has been declining, and as a result, fewer competitors have entered the market. Our primary competitors for digital video security systems include Swann Communications, Revo America, Samsung, Lorex and D-Link.

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

Video Conferencing.  We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market.  This market is characterized by continual performance enhancements and large, well-financed competitors.  There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in fiscal year 2013 and we expect competition in the industry to further intensify.  In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower-end of the video conferencing market with our LifeSize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone and Android phones and tablets. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including declines in our stock prices in the past year, may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. If we are unable to effect such sales on favorable terms or if such realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. In addition, discontinuing products with service components may cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A, we identified material weaknesses in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1

Waiver and Amendment Agreement, dated June 13, 2013, to the senior revolving credit facility agreement among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AG as Arranger and Agent.

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