Form 10-Q
period 2013-09-30
LOGITECH INTERNATIONAL SA
filed 2013-11-05
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 160,592,874 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised

Net sales	$531,972	$547,693	$1,009,896	$1,016,297
Cost of goods sold	348,559	351,919	658,128	675,177
Gross profit	183,413	195,774	351,768	341,120
Operating expenses:
Marketing and selling	93,710	110,522	194,345	211,419
Research and development	37,633	38,114	73,824	77,137
General and administrative	29,395	25,980	58,543	58,460
Restructuring charges (credits)	5,465	(2,671)	7,799	28,556
Total operating expenses	166,203	171,945	334,511	375,572
Operating income (loss)	17,210	23,829	17,257	(34,452)
Interest income, net	183	153	160	537
Other income (expense)	62	(509)	279	(668)
Income (loss) before income taxes	17,455	23,473	17,696	(34,583)
Provision for (benefit from) income taxes	3,057	(31,076)	2,255	(37,986)
Net income	$14,398	$54,549	$15,441	$3,403

Net income per share:
Basic	$0.09	$0.35	$0.10	$0.02
Diluted	$0.09	$0.35	$0.10	$0.02

Shares used to compute net income per share:
Basic	159,969	156,736	159,637	158,723
Diluted	161,183	157,932	160,875	159,853

Cash dividends per share	$0.22	$0.85	$0.22	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised

Net income	$14,398	$54,549	$15,441	$3,403

Other comprehensive income:
Foreign currency translation gain (loss)	2,728	2,441	2,829	(4,420)

Change in net loss (gain), and prior service cost related to defined benefit pension plans:
Net loss (gain) and prior service cost	(804)	6,457	(1,000)	7,920
Less amortization included in operating expenses	309	301	615	756

Net change in hedging gain (loss):
Unrealized hedging loss	(1,373)	(5,466)	(2,286)	(4,261)
Less reclassification adjustment for gain (loss) included in cost of goods sold	(94)	1,683	184	1,577

Net change in unrealized investment loss:
Reclassification adjustment for gain included in other income (expense)	—	—	—	(343)
Other comprehensive income	766	5,416	342	1,229
Total comprehensive income	$15,164	$59,965	$15,783	$4,632

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2013	March 31, 2013
		As Revised
ASSETS
Current assets:
Cash and cash equivalents	$294,796	$333,824
Accounts receivable	258,858	179,565
Inventories	292,777	261,083
Other current assets	65,808	58,103
Assets held for sale	—	10,960
Total current assets	912,239	843,535
Non-current assets:
Property, plant and equipment, net	87,133	87,649
Goodwill	344,759	341,357
Other intangible assets	17,747	26,024
Other assets	71,817	75,098
Total assets	$1,433,695	$1,373,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$303,089	$265,995
Accrued and other current liabilities	219,646	192,774
Liabilities held for sale	—	3,202
Total current liabilities	522,735	461,971
Non-current liabilities	202,556	195,882
Total liabilities	725,291	657,853

Commitments and contingencies (Note 11)

Shareholders’ equity:
Shares, par value CHF 0.25 - 173,106 issued and authorized and 50,000 conditionally authorized at September 30, 2013 and and March 31, 2013	30,148	30,148
Additional paid-in capital	—	—
Less: shares in treasury, at cost, 12,556 at September 30, 2013 and 13,855 at March 31, 2013	(155,807)	(177,847)
Retained earnings	926,714	956,502
Accumulated other comprehensive loss	(92,651)	(92,993)
Total shareholders’ equity	708,404	715,810
Total liabilities and shareholders’ equity	$1,433,695	$1,373,663

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended September 30,
	2013	2012
		As Revised
Cash flows from operating activities:
Net income	$15,441	$3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,283	22,307
Amortization of other intangible assets	10,518	12,589
Investment impairment and loss	530	—
Share-based compensation expense	8,499	13,437
Loss on disposal of property, plant and equipment	2,456	—
Gain on sales of available-for-sale securities	—	(831)
Excess tax benefits from share-based compensation	—	(22)
Deferred income taxes and other	(3,902)	(3,806)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(77,042)	(58,533)
Inventories	(21,350)	(31,825)
Other assets	(5,893)	(7,570)
Accounts payable	39,555	71,095
Accrued and other liabilities	26,091	(10,997)
Net cash provided by operating activities	14,186	9,247

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,063)	(32,817)
Investment in a privately-held company	—	(3,970)
Acquisitions, net of cash acquired	(650)	—
Proceeds from sales of available-for-sale securities	—	917
Purchases of trading investments for deferred compensation plan	(6,146)	(1,648)
Proceeds from sales of trading investments for deferred compensation plan	6,602	1,638
Net cash used in investing activities	(23,257)	(35,880)

Cash flows from financing activities:
Payment of cash dividends	(36,123)	(133,462)
Purchases of treasury shares	—	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	6,135	9,008
Tax withholdings related to net share settlements of restricted stock units	(453)	(635)
Excess tax benefits from share-based compensation	—	22
Net cash used in financing activities	(30,441)	(212,879)
Effect of exchange rate changes on cash and cash equivalents	484	(1,825)
Net decrease in cash and cash equivalents	(39,028)	(241,337)
Cash and cash equivalents at beginning of period	333,824	478,370
Cash and cash equivalents at end of period	$294,796	$237,033

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end accounts payable	$1,935	$1,702

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Earnings	Loss	Total
			As Revised		As Revised	As Revised	As Revised	As Revised

March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,528,620	$(95,929)	$1,122,232
Total comprehensive income	—	—	—	—		3,403	1,229	4,632
Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax benefit from exercise of stock options	—	—	(3,011)	—	—	—	—	(3,011)
Sale of shares upon exercise of options and purchase rights	—	—	(1,756)	(1,347)	41,058	(30,285)	—	9,017
Issuance of shares upon vesting of restricted stock units	—	—	(8,526)	(288)	7,946	—	—	(580)
Share-based compensation expense	—	—	13,293	—	—	—	—	13,293
Cash dividends	—	—	—	—	—	(133,462)	—	(133,462)
September 30, 2012	191,606	$33,370	$—	34,138	$(382,637)	$1,368,276	$(94,700)	$924,309

March 31, 2013	173,106	$30,148	$—	13,855	$(177,847)	$956,502	$(92,993)	$715,810
Total comprehensive income	—	—	—	—	—	15,441	342	15,783
Deferred tax asset adjustment related to share-based compensation expense	—	—	(1,304)	—	—	—	—	(1,304)
Sale of shares upon exercise of options and purchase rights	—	—	(3,021)	(1,074)	18,206	(9,106)	—	6,079
Issuance of shares upon vesting of restricted stock units	—	—	(4,231)	(225)	3,834	—	—	(397)
Share-based compensation expense	—	—	8,556		—	—	—	8,556
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)
September 30, 2013	173,106	$30,148	$—	12,556	$(155,807)	$926,714	$(92,651)	$708,404

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

The Company evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q and Form 10-K. Accordingly, the Company has revised its consolidated financial statements for the quarter ended June 30, 2012, to correct these errors. In addition, as a result of the decision to revise its previously issued consolidated financial statements to correct for the errors described above, the Company also corrected other immaterial errors that were previously uncorrected. On August 7, 2013, the Company filed a Form 10-K/A to revise its financial statements for the years ended March 31, 2011, 2012 and 2013 to correct for the same errors.  As a result, the Company has also revised its financial statements for the three and six months ended September 30, 2012 from what it previously reported.

The revised financial statements correct the following errors, which are included in the tables below, with associated footnotes:

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

Consolidated Statements of Operations.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statement of operations for the three and six months ended September 30, 2012 (in thousands):

	Three Months ended September 30, 2012				Six Months ended September 30, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
		(Unaudited)				(Unaudited)

Net sales	$547,693	150	(1)	$547,693	$1,016,297	(1,015	)(1)	$1,016,297
Cost of goods sold	351,698	71	(2)	351,919	676,050	142	(2)	675,177
Gross profit	195,995	(221)		195,774	340,247	873		341,120
Operating expenses:
Marketing and selling	110,522	—		110,522	211,419	—		211,419
Research and development	38,019	95	(2)	38,114	76,947	190	(2)	77,137
General and administrative	25,980	—		25,980	58,460	—		58,460
Restructuring charges (credits)	(2,671)	—		(2,671)	28,556	—		28,556
Total operating expenses	171,850	95		171,945	375,382	190		375,572
Operating income (loss)	24,145	(316)		23,829	(35,135)	683		(34,452)
Interest income, net	153	—		153	537	—		537
Other expense, net	(509)	—		(509)	(668)	—		(668)
Income (loss) before income taxes	23,789	(316)		23,473	(35,266)	683		(34,583)
Benefit from income taxes	(31,076)	—		(31,076)	(37,986)	—		(37,986)
Net Income	$54,865	$(316)		$54,549	$2,720	$683		$3,403

Net income per share:	$0.35			$0.35	$0.02			$0.02
Basic	$0.35			$0.35	$0.02			$0.02
Diluted
Shares used to compute net income per share:
Basic	156,736			156,736	158,723			158,723
Diluted	157,932			157,932	159,853			159,853

Consolidated Statements of Comprehensive Income

The Company’s following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statements of comprehensive income for the three and six months ended September 30, 2012 (in thousands):

	Three Months ended September 30, 2012				Six Months ended September 30, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
		(Unaudited)				(Unaudited)

Net Income	$54,865	$(150	)(1)	$54,549	$2,720	$1,015	(1)	$3,403
		$(166	)(2)			$(332	)(2)

Other comprehensive income:
Foreign currency translation gain (loss)	4,970	(2,529	)(3)	2,441	(1,295)	(3,125	)(3)	(4,420)

Change in net loss, and prior service cost related to defined benefit pension plans:
Net loss and prior service cost	6,457	—		6,457	7,920			7,920
Less amortization included in operating expenses	301	—		301	756	—		756

Net change in hedging gain (loss):
Unrealized hedging loss	(5,466)	—		(5,466)	(4,261)	—		(4,261)
Less reclassification adjustment for gain included in cost of goods sold	1,683	—		1,683	1,577	—		1,577

Net change in unrealized investment loss:
Reclassification adjustment for gain included in other income (expense)	—	—		—	(343)	—		(343)

Other comprehensive income	7,945	(2,529)		5,416	4,354	(3,125)		1,229
Total comprehensive income	$62,810	$(2,845)		$59,965	$7,074	$(2,442)		$4,632

Consolidated Statements of Cash Flows

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated statement of cash flows for the six months ended September 30, 2012 (in thousands):

	Six Months ended
	September 30, 2012
	As Reported	Adjustments		As Revised
		(Unaudited)
Cash flows from operating activities:
Net income	$2,720	$1,015	(1)	$3,403
		(332	)(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,307	—		22,307
Amortization of other intangible assets	12,257	332	(2)	12,589
Share-based compensation expense	13,437	—		13,437
Gain on sale of available-for-sale securities	(831)	—		(831)
Excess tax benefits from share-based compensation	(22)	—		(22)
Deferred income taxes and other	(3,806)	—		(3,806)
Changes in assets and liabilities, net of acquisition:				—
Accounts receivable	(58,272)	(261	)(3)	(58,533)
Inventories	(30,733)	(1,092	)(3)	(31,825)
Other assets	(7,339)	(231	)(3)	(7,570)
Accounts payable	68,875	2,220	(3)	71,095
Accrued and other liabilities	(9,498)	(1,015	)(1)	(10,997)
		(484	)(3)
Net cash provided by operating activities	9,095	152		9,247
Cash flows from investing activities:				—
Purchases of property, plant and equipment	(30,522)	(2,295	)(3)	(32,817)
Investment in privately-held company	(3,970)	—		(3,970)
Proceeds from sale of available-for-sale securities	917	—		917
Purchases of trading investments for deferred compensation plan	(1,648)	—		(1,648)
Proceeds from sales of trading investments for deferred compensation plan	1,638	—		1,638
Net cash used in investing activities	(33,585)	(2,295)		(35,880)
Cash flows from financing activities:				—
Payment of cash dividends	(133,462)	—		(133,462)
Purchases of treasury shares	(89,955)	2,143	(3)	(87,812)
Proceeds from sale of shares upon exercise of options and purchase rights	9,008	—		9,008
Tax withholdings related to net share settlements of restricted stock units	(635)	—		(635)
Excess tax benefits from share-based compensation	22	—		22
Net cash used in financing activities	(215,022)	2,143		(212,879)
Effect of exchange rate changes on cash and cash equivalents	(1,825)	—		(1,825)
Net decrease in cash and cash equivalents	(241,337)	—		(241,337)
Cash and cash equivalents at beginning of period	478,370	—		478,370
Cash and cash equivalents at end of period	$237,033	$—		$237,033

Other Revisions

During fiscal year 2013, the Company also determined that geographic net sales (Note 13), previously reported in its Form 10-Q for the three and six months ended September 30, 2012, were not property stated. These revisions had no impact on the previously reported consolidated statements of operations.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America) for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2013, included in its Annual Report on Form 10-K/A. In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014, or any future periods.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income.

Fiscal Years

The Company’s fiscal years end on March 31. Interim quarters are thirteen-week periods, each ending on a Friday.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three and six months ended September 30, 2013, compared with the significant accounting policies described in its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised

Net income	$14,398	$54,549	$15,441	$3,403

Weighted average shares - basic	159,969	156,736	159,637	158,723
Effect of potentially dilutive share equivalents	1,214	1,196	1,238	1,130
Weighted average shares - diluted	161,183	157,932	160,875	159,853

Net income per share - basic	$0.09	$0.35	$0.10	$0.02
Net income per share - diluted	$0.09	$0.35	$0.10	$0.02

Share equivalents attributable to outstanding stock options and RSUs (restricted stock units) of 15,408,542  and 14,929,137 for the three months ended September 30, 2013 and 2012, and 16,829,424 and 15,127,253  for the six months ended September 30, 2013 and 2012 were excluded from the calculation of diluted net income per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and RSUs were greater than the average market price of the Company’s shares, and therefore their inclusion would have been anti-dilutive.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2013, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). On September 4, 2013, at the fiscal year 2013 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the1996 ESPP and the 2006 ESPP, which included the increase of 8.0 million additional shares to be issued under these plans. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Cost of goods sold	$594	$608	$1,171	$1,397
Share-based compensation expense included in gross profit	594	608	1,171	1,397

Operating expenses:
Marketing and selling	1,017	2,644	2,923	4,424
Research and development	840	1,763	1,934	3,588
General and administrative	1,658	2,251	2,471	4,028
Share-based compensation expense included in operating expenses	3,515	6,658	7,328	12,040
Total share-based compensation expense	4,109	7,266	8,499	13,437
Income tax benefit	(1,300)	(1,671)	(2,175)	(3,047)
Share-based compensation expense, net of income tax	$2,809	$5,595	$6,324	$10,390

As of September 30 and March 31, 2013, $0.4 million and $0.4 million of share-based compensation cost was capitalized to inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2013 and 2012 were $1.6 million and $1.8 million, and for the six months ended September 30, 2013 and 2012 were $3.3 million and $4.6 million.

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

During the quarter ended September 30, 2012, the Company’s Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the April 2012 restructuring described in Note 14. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses residing within accumulated other comprehensive loss that the Company recognized during the three months ended September 30, 2012.

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Service cost	$1,972	$1,726	$3,929	$3,601
Interest cost	430	418	857	912
Expected return on plan assets	(490)	(525)	(990)	(618)
Amortization of net transition obligation	1	1	2	2
Amortization of net prior service cost	52	38	104	76
Recognized net actuarial loss	256	262	508	678
Settlement cost	—	2,254	—	2,254
Net periodic benefit cost	$2,221	$4,174	$4,410	$6,905

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates.  Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2013 was $3.1 million based on an effective income tax rate of 17.5% of pre-tax income. The income tax benefit for the three months ended September 30, 2012 was $31.1 million based on an effective income tax rate of (132.4%) of pre-tax income.   For the six months ended September 30, 2013, the income tax provision was $2.3 million based on an effective income tax rate of 12.7% of pre-tax income.  For the six months ended September 30, 2012, the income tax benefit was $38.0 million based on an effective income rate of 109.8% of pre-tax loss.  The change in the effective income tax rate for the three and six months ended September 30, 2013, compared with the same periods in fiscal year 2013, is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate in fiscal year 2013.  In addition, there was a discrete tax benefit of $32.1 million in the three months ended September 30, 2012 from the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

In fiscal year 2013, the Company incurred $43.7 million of restructuring charges and related expenses to simplify the organization and to align the organization to its strategic priorities, $28.6 million of such charges were incurred through the second quarter of fiscal year 2013 with the remaining balance primarily incurred in the fourth quarter of the fiscal year 2013. In the three and six months ended September 30, 2013, the Company incurred restructuring-related termination benefits and lease exit costs in the amount of $5.5 million and $7.8 million, respectively. In determining the estimated fiscal 2014 annual effective tax rate, the restructuring activities were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike those that were incurred in fiscal year 2013.   The tax benefit associated with the restructuring in the six months ended September 30, 2013 was not material.

As of September 30 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $103.5 million and $102.0 million, of which $90.8 million and $90.3 million would affect the effective income tax rate if recognized.  The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2013, the Company had approximately $6.9 million and $6.6 million of accrued interest and penalties related to uncertain tax positions.

The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to fiscal year 2001. The Company is under examination and has received assessment notices in foreign tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s results of operations.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

Note 7 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2013 (in thousands):

	September 30, 2013	March 31, 2013

Accounts receivable:
Accounts receivable	$413,696	$325,870
Allowance for doubtful accounts	(1,071)	(2,153)
Allowance for returns	(19,230)	(21,883)
Allowances for cooperative marketing arrangements	(26,010)	(24,160)
Allowances for customer incentive programs	(44,788)	(42,857)
Allowances for pricing programs	(63,739)	(55,252)
	$258,858	$179,565
Inventories:
Raw materials	$34,020	$37,504
Work-in-process	75	41
Finished goods	258,682	223,538
	$292,777	$261,083
Other current assets:
Income tax and value-added tax refund receivables	$25,113	$17,403
Deferred taxes	29,109	25,400
Prepaid expenses and other	11,586	15,300
	$65,808	$58,103
Property, plant and equipment:
Plant, buildings and improvements	$68,642	$70,009
Equipment	131,913	129,868
Computer equipment	32,551	42,437
Computer software	80,136	80,930
	313,242	323,244
Less: accumulated depreciation	(236,845)	(247,469)
	76,397	75,775
Construction-in-progress	7,890	9,047
Land	2,846	2,827
	$87,133	$87,649
Other assets:
Deferred taxes	$51,121	$53,035
Trading investments	15,435	15,599
Other	5,261	6,464
	$71,817	$75,098

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2013 (in thousands):

	September 30, 2013	March 31, 2013

Accrued and other current liabilities:
Accrued personnel expenses	$56,906	$40,502
Accrued marketing expenses	13,039	11,005
Indirect customer incentive programs	32,539	29,464
Accrued restructuring	5,566	13,458
Deferred revenue	21,562	22,698
Accrued freight and duty	8,596	5,882
Value-added tax payable	8,477	8,544
Accrued royalties	4,012	3,358
Warranty accrual	12,634	11,878
Employee benefit plan obligations	1,571	4,351
Income taxes payable	5,392	2,463
Other accrued liabilities	49,352	39,171
	$219,646	$192,774
Non-current liabilities:
Income taxes payable	$100,310	$98,827
Warranty accrual	9,451	8,660
Obligation for deferred compensation	15,435	15,631
Employee benefit plan obligations	40,728	35,963
Deferred rent	23,690	24,136
Deferred taxes	1,872	1,989
Other liabilities	11,070	10,676
	$202,556	$195,882

The following table presents the changes in the allowance for doubtful accounts during the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Beginning balance	$(2,189)	$(2,321)	$(2,153)	$(2,472)
Bad debt expense reversal, net	428	103	359	189
Write-offs, net of recoveries	690	(21)	723	44
Ending balance	$(1,071)	$(2,239)	$(1,071)	$(2,239)

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

The Company did not have level 3 assets and liabilities as of September 30 and March 31, 2013. The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2013		March 31, 2013
	Level 1	Level 2	Level 1	Level 2

Cash equivalents (1)	$99,510	$—	$119,073	$—
Trading investments for deferred compensation plan:
Money market funds	3,311	—	4,220	—
Mutual funds	12,124	—	11,379	—
Foreign exchange derivative assets	—	126	—	1,197
Total assets at fair value	$114,945	$126	$134,672	$1,197

Foreign exchange derivative liabilities	$—	$1,546	$—	$707
Total liabilities at fair value	$—	$1,546	$—	$707

(1) Excludes cash balances of $195.3 million as of September 30, 2013 and $214.7 million as of March 31, 2013.

The following table presents the changes in the Company’s Level 3 available-for-sale securities during the six months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013
	2013	2012

Beginning balance	$—	$429
Proceeds from sales of securities	—	(917)
Reversal of unrealized gains previously recognized in accumulated other comprehensive loss	—	831
Reversal of unrealized losses previously recognized in accumulated other comprehensive loss	—	(343)
Ending balance	$—	$—

Cash and Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at September 30, 2013 and March 31, 2013.

The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term difference in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $15.4 million and $15.6 million as of September 30 and March 31, 2013, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, and realized and unrealized gains and losses on trading investments are included in other income (expense). Unrealized trading gains of $0.4 million and unrealized trading losses of $0.2 million are included in other income (expense) for the three and six months ended September 30, 2013, respectively and relate to the trading securities held at September 30, 2013. Unrealized trading gains of $0.5 million and $0.2 million are included in other income (expense) for the three and six months ended September 30, 2012 and relate to trading securities held at September 30, 2012.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative instruments and their locations on its Consolidated Balance Sheets as of September 30 and March 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	March 31,		September 30,	March 31,
	Location	2013	2013	Location	2013	2013

Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$8	$1,165	Other liabilities	$754	$—
		8	1,165		754	—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other assets	118	—	Other liabilities	240	270
Foreign exchange swap contracts	Other assets	—	32	Other liabilities	552	437
		118	32		792	707

		$126	$1,197		$1,546	$707

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three and six months ended September 30, 2013 and 2012 and their locations on its consolidated statements of operations (in thousands):

	Net Amount of Gain/(Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income Immediately
	2013	2012	Loss into Income	2013	2012	Immediately	2013	2012
Derivatives designated as hedging instruments:
Cash flow hedges	$(1,467)	$(3,783)	Cost of goods sold	$(94)	$(1,683)	Other income/expense	$16	$120
	(1,467)	(3,783)		(94)	(1,683)		16	120

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—			—	Other income/expense	(482)	(92)
Foreign exchange swap contracts	—	—			—	Other income/expense	5	(390)
	—	—			—		(477)	(482)
	$(1,467)	$(3,783)		$(94)	$(1,683)		$(461)	$(362)

	Net Amount of Gain/(Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income Immediately
	2013	2012	Loss into Income	2013	2012	Immediately	2013	2012
Derivatives designated as hedging instruments:
Cash flow hedges	$(2,102)	$(2,684)	Cost of goods sold	$184	$(1,577)	Other income/expense	$46	$172
	(2,102)	(2,684)		184	(1,577)		46	172

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	—	—			—	Other income/expense	165	(837)
Foreign exchange swap contracts	—	—			—	Other income/expense	743	435
	—	—			—		908	(402)
	$(2,102)	$(2,684)		$184	$(1,577)		$954	$(230)

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the three and six months ended September 30, 2013 and 2012. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $56.7 million (€41.9 million) and $38.5 million (€30.1 million) at September 30, 2013 and March 31, 2013, respectively. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Other Derivatives

The Company also enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. The Company may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in other income (expense) based on the changes in fair value.

The notional amounts of foreign exchange forward contracts outstanding at September 30 and March 31, 2013 relating to foreign currency receivables or payables were $16.4 million and $14.2 million. Open forward contracts as of September 30, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2013 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30 and March 31, 2013 were $31.7 million and $19.6 million. Swap contracts outstanding at September 30, 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars. Swap contracts outstanding at March 31, 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars.

The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

Interim Goodwill Impairment Testing

During the second quarter of fiscal year 2014, the Company implemented a restructuring plan (“this plan”) associated with its video conferencing reporting unit to simplify its organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. This plan resulted in restructuring charges of $5.4 million in termination benefits to affected employees and $0.6 million in lease exit costs.  This plan also involved a $5.2 million write-off of video conferencing discontinued products. In addition, actual performance was significantly less than projected results for the periods since the most recent goodwill impairment assessment performed during the third quarter of fiscal 2013, due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution. These factors resulted in the Company concluding that it is more likely than not that the fair value of its video conferencing reporting unit was less than its carrying amount.   The Company, therefore, performed an interim Step 1 assessment of its video conferencing reporting unit during the second quarter of fiscal year 2014.

The Step 1 assessment involved measuring the recoverability of goodwill by comparing the video conferencing reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using both an income approach employing a discounted cash flow (“DCF”) model and a market approach. The DCF model was based on projected cash flows from the Company’s most recent forecast, which was based on a number of key assumptions, including, but not limited to, discount rate, compounded annual growth rate (“CAGR”) during the forecast period, and terminal value. The terminal value was based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate was applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and was derived from the weighted average cost of capital of market participants in similar businesses. The market approach model was based on applying certain revenue multiples of comparable companies to the respective revenue and earnings metrics of the reporting unit. The DCF and market approach models require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Key assumptions used in the Step 1 income approach analysis included the appropriate discount rates, CAGR during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period. Sensitivity assessment of key assumptions for the video conferencing reporting unit Step 1 test is presented below.

•                  CAGR assumption was 7.0% through fiscal year 2021, with a forecast decline in the remainder of fiscal year 2014, higher growth rates from fiscal years 2015 through 2019, reducing to a growth rate of 4% in fiscal year 2021. The forecasted growth contrasts with the recent performance of the video conferencing reporting unit, when the Company experienced a decline in revenue (see Note 13 for further details). A hypothetical decrease to 2.1% in the CAGR rate, holding all other assumptions constant, would decrease the fair value of the video conferencing reporting unit below its carrying value and hence would result in the reporting unit failing Step 1 of the goodwill impairment test.

•                  Discount rate assumptions was 15%.  A hypothetical increase to 18.7% in the discount rate, holding all other assumptions constant, would result in the reporting unit failing Step 1 of the goodwill impairment test.

•                  Terminal growth rate assumption was 4%.  A hypothetical decrease to 0% in the terminal growth rate assumption, holding all other assumptions constant, would result in the reporting unit passing Step 1 of the goodwill impairment test.

The assumptions used also included a reduction in future operating expenses as a percentage of revenue, driven by increases in forecast revenue as described above, combined with reduced operating expenses related to the fourth Q4’13 and Q2’14 restructuring activities.

The Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by approximately 23%, thus not requiring a Step 2 assessment of this reporting unit. This result presents a future video conferencing reporting unit goodwill impairment risk to the Company since the margin it cleared the current Step 1 assessment was not significant.

The Company continues to evaluate and monitor all key factors impacting the carrying value of its recorded goodwill, as well as other long-lived assets. There are a number of uncertainties associated with the key assumptions described above based primarily on the difficulty of predicting the Company’s revenues and profitability. The Company’s revenues and profitability are difficult to predict due to the nature of the markets in which it competes, fluctuating end-user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including, but not limited to:

•                  The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc. and Polycom, Inc., and as a result, the Company expects competition in the industry to further intensify.

•                  The Company’s revenues are impacted by end-user consumer demand and future global conditions, which could fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

•                  The Company must incur a large portion of its costs in advance of sales orders, because it must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from its customers. This makes it difficult for it to rapidly adjust its costs in response to a revenue shortfall.

•                  Fluctuations in currency exchange rates can impact the Company’s revenues, expenses and profitability because it reports its financial statements in U.S. dollars, whereas a significant portion of its revenues and expenses are in other currencies.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.  It is reasonably possible that changes in the judgments, assumptions and estimates that the Company used in assessing the fair value of the video conferencing reporting unit result in the goodwill to become impaired.  A goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing its losses in such period. If the Company is required to take a substantial impairment charge, its operating results would be materially and adversely affected in such period.

Goodwill and Other Intangible Assets

During the first quarter of fiscal year 2014, the Company decided not to sell its Remotes product category, previously classified as assets held for sale as of March 31, 2013. This decision required the Company to assess whether the fair value of the goodwill and other intangibles related to its Remotes category were less than the carrying value of these assets. For other intangibles, carrying value was adjusted by amortization expense not taken during the period in which this category was classified as assets held for sale.  The Company concluded that the carrying value of these assets was less than their fair value.  Accordingly, the Company reclassified these assets from assets held for sale back to goodwill and other intangible assets at their respective carrying values, which amounted to $2.5 million for goodwill and $1.6 million for intangibles as of June 30, 2013.

The following table summarizes the activity in the Company’s goodwill during the six months ended September 30, 2013 (in thousands):

	September 30, 2013
	Peripherals	Video Conferencing	Total
Beginning balance	$216,744	$124,613	$341,357
Additions	202	—	202
Foreign currency movements	—	731	731
Reclassified from assets held for sale	2,469	—	2,469
Ending balance	$219,415	$125,344	$344,759

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	September 30, 2013			March 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademark/tradename	$32,085	$(30,127)	$1,958	$29,842	$(26,558)	$3,284
Technology (1)	92,007	(84,144)	7,863	73,249	(61,560)	11,689
Customer contracts	40,345	(32,419)	7,926	39,068	(28,017)	11,051
	$164,437	$(146,690)	$17,747	$142,159	$(116,135)	$26,024

(1) During the six months ended September 30, 2013, the Company changed its classification of its Retail - Remote product category and digital video security product line from assets held for sale to assets held and used.  The increase in gross carrying amount and accumulated amortization between March 31, 2013 and September 30, 2013 was due to this change in classification.

Amortization expense for other intangible assets was $5.3 million and $6.2 million for the three months ended September 30, 2013 and 2012, and $10.5 million and $12.6 million for the six months ended September 30, 2013 and 2012. The Company expects that amortization expense for the remaining six months of fiscal year 2014 will be $7.3 million, and annual amortization expense for fiscal years 2015, 2016 and 2017 will be $8.4 million, $1.8 million and $0.1 million, respectively.

Note 10 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. The Company may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at September 30, 2013.

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

The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, the Company was not in compliance with the interest coverage ratio of this credit facility. This situation resulted from the significant operating loss incurred during fiscal year 2013.  On June 13, 2013, the Company amended this credit facility to amend the definitions of (a) EBITDA to exclude the effect of impairment of goodwill and other intangible assets and (b) interest coverage ratio calculation to utilize EBITDA rather than EBIT. As of September 30, 2013, the Company was not in compliance with the adjusted equity ratio of this facility. This facility continues to be available for the Company’s use based on a temporary waiver of the adjusted equity ratio covenant through the end of the third quarter of fiscal year 2014.

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

The Company had several uncommitted, unsecured bank lines of credit aggregating $62 million at September 30, 2013. There are no financial covenants under these lines of credit with which the Company must comply. At September 30, 2013, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $17.4 million at September 30, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Note 11 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at September 30, 2013 amounted to $84.7 million.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration.

The following table describes changes to the Company’s asset retirement obligation liability for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Beginning balance	$1,532	$2,001	$1,750	$1,918
Liabilities incurred	—	—	—	—
Liabilities settled	(375)	—	(596)	—
Accretion expense	9	4	11	16
Foreign currency translation	12	(135)	13	(64)
Ending balance	$1,178	$1,870	$1,178	$1,870

Product Warranties

All of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide replacement products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future requirements. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012
		As Revised		As Revised
Beginning balance	$22,655	$23,966	$20,538	$25,494
Provision during the period	3,356	3,444	6,645	5,981
Settlements made during the year, net of adjustments	(3,926)	(3,873)	(7,425)	(7,938)
Amount classified as liabilities held for sale (1)	—	—	2,327	—
Ending balance	$22,085	$23,537	$22,085	$23,537

(1)         Represents warranty liability previously allocated to the Company’s Retail — Remotes product category which was classified as an asset held for sale as of March 31, 2013.

Deferred Services Revenue

The Company’s video conferencing reporting unit offers maintenance contracts for sale of the majority of its products which allow for customers to receive service and support in addition to the expiration of the product warranty contractual term.  The Company also provides installation services to its customer under contractual arrangements.  The Company recognizes these contracts over the life of the service period.  Change in the Company’s deferred services revenue during the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Beginning balance	$29,080	$26,340	$29,328	$24,568
Additions for extended warranties issued during the period	7,914	8,112	15,830	16,394
Amortization of deferred revenue for the period	(7,926)	(7,333)	(16,090)	(13,843)
Ending balance	$29,068	$27,119	$29,068	$27,119

The cost of providing these services for the three months ended September 30, 2013 and 2012 was $2.1 million and $2.3 million, respectively, and for the six months ended September 30, 2013 and 2012 was $4.2 million and $4.3 million, respectively.

Purchase Commitments

At September 30, 2013, the Company had the following outstanding purchase commitments:

September 30, 2013

Inventory purchases	$132,782
Operating expenses	63,426
Capital expenditures	18,372
$214,580

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, the majority of the contract manufacturers and other suppliers and are expected to be fulfilled by December 2013. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. At September 30, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount. The remaining guarantee has a total limit of $7.0 million. As of September 30, 2013, there was an immaterial amount of guaranteed purchase obligations that were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under one guarantee agreement. The maximum amount of this guarantee was $3.5 million as of September 30, 2013. As of September 30, 2013, $2.8 million of guaranteed purchase obligations were outstanding under this agreement.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $35.0 million as of September 30, 2013 and $5.6 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2013. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12 — Shareholders’ Equity

Share Repurchases

In September 2008, the Company’s Board of Directors approved the September 2008 share buyback program for $250.0 million. In November 2011, an amendment to the September 2008 share buyback program (“September 2008 - amended”) was approved by the Company’s Board of Directors to enable future purchases of shares for cancellation. During the three months ended December 31, 2012, 18.5 million shares were cancelled. In August 2013, the September 2008 share buyback and September 2008 - amended share buyback programs expired.  The approved share buyback programs are shown in the following table (in thousands, excluding transaction costs).

Date of Announcement	Approved Share Buyback Number	Approved Buyback Amount	Expiration Date	Shares Repurchased	Amounts

September 2008 - amended	28,465	$177,030	August 2013	18,500	$170,714
September 2008	8,344	$250,000	August 2013	7,609	$73,134

During the six months ended September 30, 2012, the Company repurchased 18.5 million shares under the September 2008-amended program. No shares were repurchased during the three months ended September 30, 2013 and 2012 and six months ended September 30, 2013.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Cumulative	Defined	Deferred
	Translation	Benefit	Hedging
	Adjustment	Plan (1)	Gains (Losses)	Total
March 31, 2013 (As Revised)	$(73,187)	$(20,316)	$510	$(92,993)
Net change in other comprehensive loss	2,829	(385)	(2,102)	342
September 30, 2013	$(70,358)	$(20,701)	$(1,592)	$(92,651)

(1)  Net of tax of $315 as of September 30 and March 31, 2013.

Note 13 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2013	2012(1)	2013	2012(1)
Peripherals
Retail - Pointing Devices	$130,656	$122,524	$245,307	$238,353
Retail - PC Keyboards & Desktops	105,236	97,069	203,186	191,628
Retail - Tablet Accessories	34,711	33,737	73,270	49,623
Retail - Audio PC	67,199	77,267	119,164	138,792
Retail - Audio - Wearables & Wireless	25,648	19,108	44,723	33,707
Retail - Video	41,061	49,453	76,319	86,612
Retail - PC Gaming	41,493	46,673	81,110	73,456
Retail - Remotes	13,327	16,434	27,901	30,166
Retail - Other	5,522	14,214	7,109	29,243
OEM	37,526	36,718	72,039	73,393
Total peripherals	502,379	513,197	950,128	944,973
Video conferencing	29,593	34,496	59,768	71,324
Total net sales	$531,972	$547,693	$1,009,896	$1,016,297

(1) Certain products within the retail product families as presented in the prior year have been reclassified to conform to the current year presentation, with no impact on previously reported total peripheral sales.

The Company has two reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company’s reporting segments do not record revenue on sales between segments, as such sales are not material.

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker. The Chief Executive Officer periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense, and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other charges.” Assets by operating segment are not presented since the Company does not present such data to the chief operating decision maker. Net sales and operating income (loss) for the Company’s reporting segments were as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Net sales by reporting segment:
Peripherals	$502,379	$513,197	$950,128	$944,973
Video conferencing	29,593	34,496	59,768	71,324
Total net sales	$531,972	$547,693	$1,009,896	$1,016,297

Operating income (loss) by segment:
Peripherals (1)	$39,281	$39,097	$52,151	$(5,505)
Video conferencing (1)	(12,708)	(1,811)	(15,877)	(2,921)
Operating income (loss) before other charges	26,573	37,286	36,274	(8,426)
Other charges:
Share-based compensation	(4,109)	(7,266)	(8,499)	(13,437)
Amortization	(5,254)	(6,191)	(10,518)	(12,589)
Total operating income (loss)	$17,210	$23,829	$17,257	$(34,452)

(1)         The previously-reported operating income (loss) for the three and six months ended September 30, 2012 was impacted by the errors described in Note 2 as follows: (a) For the three and six months ended September 30, 2012, Peripherals operating income (loss) decreased by an immaterial amount and increased by $1.2 million, respectively, and (b) For the three and six months ended September 30, 2012, Video Conferencing operating loss decreased by less than $0.1 million and $0.2 million, respectively. These changes resulted from the warranty accrual and amortization of intangibles error correction.

Geographic net sales information in the table below is based on the customer location. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three Months ended September 30,				Six Months ended September 30,
	2013	2012			2013	2012
		As Reported	Adjustments (1)	As Revised		As Reported	Adjustments (1)	As Revised

Americas	$202,381	$216,596	$(17,079)	$199,517	$402,834	$420,522	$(36,438)	$384,084
EMEA	203,353	212,050	10,939	222,989	358,576	362,056	24,306	386,362
Asia Pacific	126,238	119,047	6,140	125,187	248,486	233,719	12,132	245,851
Total net sales	$531,972	$547,693	$—	$547,693	$1,009,896	$1,016,297	$—	$1,016,297

(1)                            During fiscal year 2013, the Company determined that net sales to unaffiliated customers by geographic regions previously reported, including the three and six months ended September 30, 2012, were not properly stated since amounts related to its Video Conferencing segment and other businesses were improperly allocated solely to the Americas region.

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 34% and 32% of the Company’s total consolidated net sales for the quarter ended September 30, 2013 and 2012. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales for the three and six months ended September 30, 2013 and 2012.  One customer group of the Company’s peripheral operating segment represented 14% and 13% of sales for the quarters ended September 30, 2013 and 2012. The United States represented 35% and 33% of the Company’s total consolidated net sales for the six months ended September 30, 2013 and 2012. Revenues from sales to customers in Switzerland represented 1% and 2% of the Company’s total consolidated net sales for the six months ended September 30, 2013 and 2012. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. One customer group of the Company’s peripheral reporting segment represented 14% and 12% of net sales in each of the six month periods ended September 30, 2013 and 2012.

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2013	March 31, 2013

Americas	$43,386	$43,357
EMEA	5,875	8,315
Asia Pacific	42,396	40,952
Total long-lived assets	$91,657	$92,624

Long-lived assets in the United States and China were $43.2 million and $35.0 million at September 30, 2013 and $43.2 million and $33.1 million at March 31, 2013. No other countries represented more than 10% of the Company’s total consolidated long-lived assets at September 30 and March 31, 2013.  Long-lived assets in Switzerland were $1.9 million and $4.2 million at September 30 and March 31, 2013.

Note 14 — Restructuring

During the first quarter of fiscal year 2013, Logitech implemented a restructuring plan to simplify the Company’s organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2012, the Company incurred a $3.8 million credit in termination benefits to affected employees due to the further refinement of estimates previously accrued during the three months ended June 30, 2012.  For the six months ended September 30, 2012, the Company incurred $24.8 million in termination benefits to affected employees under this plan. In addition, the Company incurred legal, consulting, and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and six months ended September 30, 2012.  The Company also incurred $1.5 million in lease exit costs primarily related to costs associated with the closure of existing facilities during the six months ended September 30, 2012. During the six months ended September 30, 2012, charges of approximately $3.0 million related to discontinuance of certain product development efforts are included in cost of goods sold in the consolidated statements of operations.  During the quarter ended September 30, 2012, the Company also incurred $2.2 million from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring that was not included in restructuring charge since it related to prior services.

During the fourth quarter of fiscal year 2013, Logitech implemented an additional restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations.  During the three months ended September 30, 2013, the Company incurred a $0.8 million credit in termination benefits to affected employees due to the further refinement of estimates which were previously accrued and a $0.3 million charge in lease exit costs. During the six months ended September 30, 2013, restructuring changes under this plan included $1.2 million in termination benefits to affected employees and $0.6 million in lease exit costs.  The Company estimates to complete this restructuring plan by March 31, 2014.

During the second quarter of fiscal year 2014, Logitech implemented a restructuring plan associated with its video conferencing operating segment to simplify its organization, to better align costs with its current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended September 30, 2013. As part of this restructuring plan, the Company reduced its non-direct labor workforce, which is presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2013, restructuring charges under this plan included $5.4 million in termination benefits to affected employees and $0.6 million in lease exit costs.  During the three months ended September 30, 2013, the Company also incurred a $5.2 million write-off of discontinued products included in cost of goods sold in the consolidated statements of operations resulting from the restructuring of our video conferencing reporting segment. The Company estimates to complete this restructuring plan by March 31, 2014.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

The following table summarizes restructuring related activities (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	26,095	23,952	1,472	671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Balance at September 30, 2012	$5,786	$3,494	$1,468	$824

Charges (credits)	(358)	(188)	(182)	12
Cash payments	(4,511)	(2,633)	(1,104)	(774)
Foreign exchange	—	—	—	—

Balance at December 30, 2012	917	673	182	62

Charges (credits)	15,507	16,437	(30)	(900)
Cash payments	(2,966)	(3,727)	(77)	838
Foreign exchange	—	—	—	—

Balance at March 31, 2013	13,458	13,383	75	—

Charges	2,334	2,004	330	—
Cash payments	(8,422)	(8,422)	—	—
Foreign exchange	(170)	(170)	—	—

Balance at June 30, 2013	7,200	6,795	405	—

Charges	5,465	4,562 (1)	903 (1)	—
Cash payments	(7,099)	(6,535)	(564)	—
Foreign exchange	—	—	—	—

Balance at September 30, 2013	$5,566	$4,822	$744	$—

(1) During the three months ended September 30, 2013, the Company incurred $4.6 million in termination benefits, $5.4 million charge related to the restructuring plan initiated during the second quarter of fiscal year 2014 offset by a $0.8 million credit related to the restructuring plan initiated during the fourth quarter of fiscal year 2013.  During the same period, the Company also incurred $0.9 million in lease exit costs, $0.6 million related to the restructuring plan initiated during the second quarter of fiscal year 2014 and $0.3 million related to the restructuring plan initiated during the fourth quarter of fiscal year 2013.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, smartphones, tablets, gaming, audio, video and video conferencing, digital home digital music and other computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the impact of our restructuring plan on future costs, expenses and financial performance and the timing thereof, our estimates of future charges related to our restructuring plan, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, compliance with our credit facilities, our expectations regarding share repurchases and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, remediation of our material weaknesses and Logitech’s ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet. We have two reporting segments: peripherals and video conferencing.

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs (personal computers), tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, headphones, wireless speakers and earphones. Our Internet communications products include webcams and headsets. Our digital music products include wireless speakers, earphones, headphones and custom in-ear monitors. For home entertainment systems, we offer the Harmony line of advanced remote controls. Our gaming products include mice, keyboards, headsets and gaming controllers. During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our remote product category and our digital video security product line, included within our video product category.  During the first quarter of fiscal year 2014, we updated our strategic focus, deciding to retain our remote product category and transition out of our digital video security product line. Since fiscal year 2013, we have been exiting other non-strategic products, such as speaker docks, and continue to evaluate non-strategic products as part of our ongoing portfolio management.

Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development, and bringing our products to market. Our peripherals business groups are organized by the following product categories: Pointing Devices, PC Keyboards & Desktops, Tablet Accessories, Audio PC, Audio-Wearables & Wireless, Video, PC Gaming and Remotes. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insights, public relations and social media, and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (including North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

We sell our peripherals products to a network of distributors, retailers and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 87% and 86% of our net sales for the six months ended September 30, 2013 and 2012. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 7% of our net sales for each of the six months ended September 30, 2013 and 2012.

Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector, and other small to medium business markets. Video conferencing products include scalable HD (high-definition) video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our LifeSize products and services to distributors, value-added resellers, OEMs, and occasionally, direct enterprise customers. Sales of LifeSize products were 6% and 7% of our net sales in the six months ended September 30, 2013 and 2012.  During fiscal year 2013, we recorded a non-cash goodwill impairment charge of $214.5 million related to our video conferencing segment.

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

Revision of Financial Statements for the Three and Six Months ended September 30, 2012

In the first quarter of fiscal year 2014, we identified errors related to the accounting for our product warranty liability and amortization expense of certain intangible assets.  The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects, which amounted to $19.1 million, in the first quarter of fiscal year 2014, would be material to the consolidated financial statements for the three months ended June 30, 2013 and to the expected results of operations for the fiscal year ending March 31, 2014.

We evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC SAB No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise our previously issued financial statements to reflect the impact of the correction of these errors when we file subsequent reports on Form 10-Q and Form 10-K. Accordingly, we revised our consolidated financial statements for the quarter ended June 30, 2012 to correct these errors. In addition, as a result of the decision to revise our previously issued consolidated financial statements to correct for the errors described above, we corrected other immaterial errors that were previously uncorrected. We filed a Form 10-K/A to revise our financial statements for the years ended March 31, 2011, 2012 and 2013 to correct for the same errors.  As a result, we have also revised our financial statements for the three and six months ended September 30, 2012 from what we previously reported.

The revised financial statements corrected the following errors:

(1) - Warranty accrual — We determined that our prior warranty model did not accurately estimate warranty costs and liabilities.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2) - Amortization of intangibles – We determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized.  The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3) - Other adjustments – We also corrected a number of other immaterial errors, including the cumulative translation adjustment related to the purchase of treasury shares, and an adjustment affecting the amount of property, plant and equipment purchased during the first quarter of fiscal year 2013.

The adjustments made as a result of the revisions to the historical financial statements are more fully discussed in Note 2, Revision of Previously Issued Financial Statements, to the Consolidated Financial Statements.

Summary of Financial Results

Our total net sales for the six months ended September 30, 2013 decreased 1%, compared with the six months ended September 30, 2012, due to a decrease of 2% in OEM sales and a decrease of 16% in video conferencing sales, offset in part by an increase of 1% in retail sales.

Retail sales during the six months ended September 30, 2013 increased 1% and retail units sold decreased 5%, compared with the six months ended September 30, 2012.  We experienced an increase of 9% in the Americas and a decrease of 7% in the EMEA regions. Sales in Asia Pacific region remained constant. If foreign currency exchange rates had been the same in the six months ended September 30, 2013 and 2012, the percentage changes in our constant dollar retail sales would have been a decrease of 1% for total retail sales, an increase of 9% in the Americas, an increase of 4% in the Asia Pacific, and a decrease of 9% in the EMEA regions. Sales incentive spending (including pricing discounts) during the six months ended September 30, 2013, compared with the six months ended September 30, 2012, increased by 4% during this period.  Sales returns expense during the six months ended September 30, 2013, compared with the six months ended September 30, 2012, decreased by 13% due to lower channel inventory return rate and lower channel inventory level during this period.

OEM net sales decreased 2% and units sold remained constant in the six months ended September 30, 2013, compared with the preceding fiscal year. The decline was primarily due to overall weak market conditions for sale of new desktop PCs.

Sales of video conferencing products, which were 7% of total net sales in the six months ended September 30, 2013, decreased by 16% in the six months ended September 30, 2013, compared with the six months ended September 30, 2012, due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

Our gross margin for the six months ended September 30, 2013 improved to 34.8%, compared with 33.6% for the six months ended September 30, 2012.  The improvement in gross margin for the six months ended September 30, 2013, compared with the same period of the prior fiscal year, primarily resulted from cost improvements in some of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio.  The improvement also resulted from negative factors affecting our gross margin during the same period of the prior fiscal year which did not exist during the six months ended September 30, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring, and a provision for a patent dispute. The improvement was offset in part by a $5.2 million write-off of video conferencing discontinued products resulting from the restructuring of our video conferencing reporting segment during the quarter ended September 30, 2013.

Operating expenses for the six months ended September 30, 2013 were 33.1% of net sales, compared with 37.0% in the same period of the prior fiscal year. The decrease in total operating expenses as a percentage of net sales was primarily due to a decrease of $20.8 million in restructuring charges combined with a $17.1 million decrease in market and selling expense due to a decline in marketing spend activity.

Net income for the six months ended September 30, 2013 was $15.4 million, compared with net income of $3.4 million in the six months ended September 30, 2012. This improvement primarily resulted from a decrease of $20.8 million in restructuring charges and a decrease in market and selling expense, offset in part by a shift from a $38.0 million benefit from income taxes during the six months ended September 30, 2012 to a $2.3 million provision for income taxes during the six months ended September 30, 2013.

Trends in Our Business

Our sales of PC peripherals for use by consumers in the Americas and Europe have historically made up the large majority of our revenues. In the last several years, the PC market has changed dramatically and there continues to be significant weakness in the global market for new PCs. This weakness had a negative impact on our net sales in all of our PC-related categories.  We believe that this weakness reflects the growing popularity of tablets and smartphones as mobile computing devices.

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

Trends Specific to our Peripherals Segment

Mature and Emerging Markets. In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some case declining. While we continue to pursue growth opportunities in select PC peripherals product lines in mature markets, we believe there are growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market, with the result that China was our second-largest country in retail sales for the six months ended September 30, 2013. We are also expanding our presence in other emerging markets.

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

Tablets, Smartphones and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, have created new markets and usage models for peripherals and accessories. Logitech has begun to offer products to enhance the use of mobile devices.  For example, we are experiencing strong demand for our tablet keyboards.  We introduced the Logitech Ultrathin Keyboard mini, a slim protective keyboard cover designed to enhance the iPad mini experience during the fourth quarter of fiscal year 2013.  Demand for the Logitech Ultrathin Keyboard mini has continued to be very positive.  The tablet accessories category is one of the primary strategic categories of our business.  We continue to expand and leverage on our success in this category through the recent introduction of innovative products such as the Logitech Keyboard Folio and Folio mini, the Logitech FabricSkin Keyboard Folio for iPad and iPad mini, the Logitech Wired Keyboard for iPad, and the Logitech Ultrathin Keyboard Folio for Samsung Galaxy Tablet.

Digital Music. We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for Logitech, based on our history of successful earphone and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. We believe we have a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including earphones and digital music speakers. We continue to invest and introduce innovative new products in this category such as UE BOOM, a wireless speaker offering 360-degree stereo sound announced in late May 2013.

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

Trends in Other Peripherals Product Categories. Some of our other peripherals product categories are experiencing significant market challenges.  As the quality of PC-embedded webcams improves along with the increasing popularity of tablets and smartphones with embedded webcams, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining.  During the third quarter of fiscal year 2013, we identified a number of product categories that no longer fit with our current strategic direction.  As a result, we made a strategic decision to divest our entire Retail-Remotes product category and our digital video security product line included in our Retail-Video product category. During the first quarter fiscal year 2014, we updated our strategic focus deciding to retain our Retail-Remote product category.   We will continue to evaluate our product offerings and will exit those which no longer support our strategic direction.

Trends Specific to our Video Conferencing Segment

The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for Logitech.  However, the overall video conferencing industry has experienced a slowdown in recent quarters.  In addition, there has been an increase in the competitive environment in fiscal year 2013.  This resulted in a $214.5 million non-cash goodwill impairment charge in the fiscal year ended March 31, 2013.  During the fourth quarter of fiscal year 2013 and the second quarter fiscal year 2014, we implemented restructuring plans affecting our video conferencing operating segment to align its organization to it strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors, and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions.  We also are seeking to offer LifeSize products designed to enhance the use of mobile devices in video conferencing applications.

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

There have been no significant changes during the three and six months ended September 30, 2013, except for product warranty accrual, to the nature of the critical accounting policies, and no significant changes to the critical accounting estimates that were disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

As discussed in the subsection titled, Revision of Financial Statements for the three and six months ended September 30, 2012, we determined that our prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period.  The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. During the quarter ended June 30, 2013, we developed and implemented a new warranty model (“new model”) to estimate its warranty costs and liability at each reporting period.  The new model has been implemented by all regions and incorporates a waterfall method to more accurately capture consumer return behavior and a single model approach for all regions.  Key assumptions used in the new model include:

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

Recent Accounting Pronouncement

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our cash flows, results of operations, financial position or liquidity.

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change %	2013	2012	Change %

Retail	$464,853	$476,479	(2)%	$878,089	$871,580	1%
OEM	37,526	36,718	2%	72,039	73,393	(2)%
Video Conferencing	29,593	34,496	(14)%	59,768	71,324	(16)%
Total net sales	$531,972	$547,693	(3)%	$1,009,896	$1,016,297	(1)%

The following table presents the approximate percentage of our total net sales that were denominated in currencies other than the U.S. dollar in the three and six months ended September 30, 2013 and 2012:

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Currencies other than USD	45%	47%	44%	45%

If foreign currency exchange rates had been the same in the three and six months ended September 30, 2013 and 2012, the percentage change in our constant dollar net sales would have been:

	Three Months ended	Six Months ended
	September 30, 2013	September 30, 2013

Retail	(3)%	1%
OEM	3%	(2)%
Video Conferencing	(14)%	(16)%
Total net sales	(3)%	(1)%

Our retail sales in the three and six months ended September 30, 2013 decreased by 2% and increased by 1%, compared with the same periods of the prior fiscal year. Retail sales increased in Americas and declined in EMEA and Asia Pacific regions during the three months ended September 30, 2013, and increased in Americas, declined in EMEA, and remained constant in Asia Pacific regions during the six months ended September 30, 2013, compared with the same periods of the prior fiscal year. Retail units sold decreased 4% and 5% during the three and six months ended September 30, 2013, compared with the same periods of the prior fiscal year. Our overall retail average selling price increased by 2% and 6% during the three and six months ended September 30, 2013. Products priced below $40 represented approximately 53% and 54% of retail sales in the three and six months ended September 30, 2013, compared with 53% and 59% of retail sales in the three and six months ended September 30, 2012. Sales of retail products priced above $100 represented 15% and 14% of retail sales in the three and six months ended September 30, 2013, compared with 12% and 11% of total retail sales in the three and six months ended September 31, 2012. If foreign currency exchange rates had been the same in the three and six months ended September 30, 2013 and 2012, our constant dollar retail sales increase would have been a decrease of 3% and an increase of 1%.

OEM net sales increased 2% and decreased 2% and units sold increased 2% and remained constant in the three and six months ended September 30, 2013, compared with the same periods in the prior fiscal year. The increase during the three months ended September 30, 2013 was due to new business from a large customer as well as a sale opportunity in the Gaming category. The decline during the six months ended September 30, 2013 was primarily due to overall weak market conditions for sale of new desktop PCs.

Video conferencing net sales decreased 14% and 16% during the three and six months ended September 30, 2013, compared with the same periods of the prior fiscal year.  This decrease primarily resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

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

Retail Sales by Region

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and six months ended September 30, 2013, compared with the three and six months ended September 30, 2012.

	Three Months ended September 30, 2013			Six Months ended September 30, 2013
	Change in		Change in	Change in		Change in
	Retail Units	Change in	Constant Dollar	Retail Units	Change in	Constant Dollar
	Sold	Retail Sales	Retail Sales	Sold	Retail Sales	Retail Sales

EMEA	(14)%	(10)%	(13)%	(13)%	(7)%	(9)%
Asia Pacific	4%	(4)%	0%	(1)%	0%	4%
Americas	2%	7%	7%	0%	9%	9%
Total retail sales	(4)%	(2)%	(3)%	(5)%	1%	1%

Americas

The Americas region experienced a 7% increase in retail sales during the three months ended September 30, 2013, compared with the same period of the prior fiscal year.  Sales increased in Pointing Devices, PC Keyboards & Desktops, Audio-Wearables & Wireless, Tablet Accessories and PC Gaming, offset in part by sales declines in Audio-PC, Non-strategic Other, Remotes and Video.  Sales increase in Pointing Devices was driven by both high-end and low-end products, while sales increase in PC Keyboards & Desktops was driven by low-end products.   Sales increase in Tablets Accessories was led by sales increases from the Logitech Ultrathin Keyboard Cover for iPad mini, and from the recently introduced

Logitech Keyboard Folio suite of products designed for the iPad and iPad mini. We also experienced sales increases in PC Gaming due to a recent launch of new gaming products and in Audio-Wearables & Wireless from the UE Mobile Boombox and the UE BOOM.  Compared to the same period of the prior fiscal year, we experienced sales improvement in the United States and Canada. Retail sell-through in the Americas region increased 4% in three months ended September 30, 2013, compared with the same period of the prior fiscal year.

The Americas region experienced a 9% increase in retail sales during six months ended September 30, 2013, compared with the same period of the prior fiscal year. Sales increased in Tablet Accessories, Pointing Devices, PC Keyboards & Desktops, Audio-Wearables & Wireless, and PC Gaming, offset in part by sales declines in Non-strategic Other, Audio-PC, Remotes and Video.  This increase was led by sales increase in Tablet Accessories due to sales increase from the Logitech Ultrathin Keyboard Cover for iPad mini, and from the recently introduced Logitech Keyboard Folio suite of products designed for the iPad and iPad mini. We also experienced sales increases in Pointing Devices driven by mid-range and high-end products, in PC Keyboards & Desktops driven by low-end products, in Audio-Wearables & Wireless from the UE Mobile Boombox and the UE BOOM, and in PC Gaming due to a recent launch of new gaming products. During the six months ended September 30, 2013, compared to the same period of the prior fiscal year, we experienced improvement in the United States and Canada. Retail sell-through in the Americas region increased 4% in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.

EMEA

Retail sales in the EMEA region experienced a 10% decrease during the three months ended September 30, 2013, compared with the same period of the prior fiscal year. Sales declined in all categories except Audio-Wearables & Wireless and PC Keyboards & Desktops.  We experienced significant sales decrease in Germany, our largest country within this region, due to execution challenges that we are in the process of addressing. The decrease in Germany was offset in part by a sales increase in the United Kingdom. Retail sell-through in the EMEA region decreased 5% in the three months ended September 30, 2013, compared with the same period of the prior fiscal year.

Retail sales in the EMEA region a 7% decrease during the six months ended September 30, 2013, compared with the same period of the prior fiscal year. During the six months ended September 30, 2013, sales declined in all categories except Audio-Wearables & Wireless, Tablet Accessories, Remotes and PC Keyboards & Desktops. During the six months ended September 30, 2013, we also experienced significant sales decrease in Germany due to execution challenges which we are in the process of addressing. The decrease in Germany was offset in part by sales increase in the United Kingdom. Retail sell-through in the EMEA region decreased 6% in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.

Asia Pacific

Asia Pacific region retail sales decreased by 4% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year.  The decrease was primarily driven by declines in Non-Strategic Other, Audio-PC, Audio-Wearable & Wireless, Video and Tablet Accessories, offset in part by increases in PC Gaming, Pointing Devices, PC Keyboards & Desktops and Remotes. We experienced sales decline in Japan, offset in part by sales growth in China, compared to the same period of the prior fiscal year.  Retail sell-through in the Asia Pacific region increased 3% in the three months ended September 30, 2013, compared with the same period of the prior fiscal year.

Asia Pacific region retail sales remained constant during the six months ended September 30, 2013, compared with the same period of the prior fiscal year.  Sales in PC Gaming, Tablet Accessories, PC Keyboard & Desktops and Remotes increased while sales in Audio PC, non-strategic Other, Video, Pointing Device, Audio-PC and Audio-Wearables & Wireless decreased. We also experienced sales decrease in Japan, offset in part by sales growth in China, compared to the same periods of the prior fiscal year.  Retail sell-through in the Asia Pacific region increased 2% in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.

Net Retail Sales by Product Category

Net retail sales by product category during the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change %	2013	2012	Change %

Retail - Pointing Devices	$130,656	$122,524	7%	$245,307	$238,353	3%
Retail - PC Keyboards & Desktops	105,236	97,069	8%	203,186	191,628	6%
Retail - Tablet Accessories	34,711	33,737	3%	73,270	49,623	48%
Retail - Audio PC	67,199	77,267	(13)%	119,164	138,792	(14)%
Retail - Audio - Wearables & Wireless	25,648	19,108	34%	44,723	33,707	33%
Retail - Video	41,061	49,453	(17)%	76,319	86,612	(12)%
Retail - PC Gaming	41,493	46,673	(11)%	81,110	73,456	10%
Retail - Remotes	13,327	16,434	(19)%	27,901	30,166	(8)%
Retail - Other	5,522	14,214	(61)%	7,109	29,243	(76)%
	$464,853	$476,479		$878,089	$871,580

Retail Pointing Devices

Retail sales of Pointing Devices increased 7% and retail units sold increased 3% in the three months ended September 30, 2013, compared with the same period ended September 30, 2012. The growth was primarily from the Americas region, where sales increased by 16%, compared with the same period of the prior fiscal year.  The growth was offset in part by the continued weakness in the global PC market. Specifically, the increase during the three months ended September 30, 2013 was driven by our low-end product offerings, which experienced a 12% increase, followed by our high-end product offerings, which experienced a 53% increase, offset in part by a decrease of 25% in our mid-range product offerings.  Sales of all cordless mice increased 9% and units sold increased 12% in the three months ended September 30, 2013, compared with the same period of the prior fiscal year.  Corded mice sales decreased 4% and units sold decreased 9% in the three months ended September 30, 2013, compared with the same period of the prior fiscal year.  By geography, the Americas region sales and units sold increased by 16% and 10%, the EMEA region sales and units sold remained constant and decreased by 9%, and the Asia Pacific region sales and units sold increased by 5% and 16% during this period.

Retail sales of Pointing Devices increased 3% and retail units sold increased 2% in the six months ended September 30, 2013, compared with the same period ended September 30, 2012. The increase during the six months ended September 30, 2013 was primarily driven by our mid-range product offerings, which experienced a 9% increase, followed by our high-end product offerings, which experienced a 23% increase, offset in part by a decrease of 1% in our low-end product offerings.  The growth was offset in part by the continued weakness in the global PC market. Sales of all cordless mice increased 6%, while units sold increased 8% in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.  Corded mice sales and units sold decreased 7% in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.  By geography, the Americas region sales and units sold increased by 15% and 10%, the EMEA region sales and units sold decreased by 4% and 6%, and the Asia Pacific region sales and units sold decreased by 3% and increased by 6% during this period.

Retail PC Keyboards and Desktops

Retail sales of PC Keyboards & Desktops increased 8% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year, and units sold increased 3% during this period.  This sales increase was driven by a very strong quarter in our cordless keyboard category, led by our Wireless Touch Keyboard K400, which features an integrated touchpad and has been popular for use in the living room.  Sales of corded and cordless keyboard decreased by 2% and increased by 33% in sales and decreased by 14% and increased by 29% in units sold during the three months ended September 30, 2013, compared with the same period in the prior fiscal year.  Sales of corded and cordless desktops increased by 7% and units sold increased by 6% and 18% during the three months ended September 30, 2013, compared with the same period in the prior fiscal year. By geography, the Americas region sales increased by 16% and units sold increased by 5%, the EMEA region sales increased by 3% and units sold decreased by 3%, and the Asia Pacific region sales and units sold increased by 5% and 7% during this period.

Retail sales of PC Keyboards & Desktops increased 6% during the six months ended September 30, 2013, compared with the same period of the prior fiscal year, while units sold decreased 1% during this period.  This sales increase was driven by a very strong quarter in our cordless keyboard category, led by our Wireless Touch Keyboard K400. Sales of corded and cordless keyboard decreased by 10% and increased by 36% in sales and decreased by 20% and increased by 25% in units sold during the six months ended September 30, 2013, compared with the same period in the prior fiscal year.  Sales of corded and cordless desktops increased by 7% and 4% and units sold increased by 5% and 12% during the six months ended September 30, 2013, compared with the same period in the prior fiscal year. By geography, the Americas region sales increased by 15% and units sold remained constant, the EMEA region sales remained constant and units sold decreased by 7%, and the Asia Pacific region sales and units sold increased by 2% and 3% during this period.

Retail Tablet Accessories

Retail Tablet Accessories increased 3% and retail units sold increased 26% in the three months ended September 30, 2013, compared with the same period ended September 30, 2012. The stronger unit growth reflects the broadening of our portfolio to address a larger portion of the tablet accessory market, including tablet cases. The relatively low sales growth in the quarter is primarily due to the timing of our new product launches. We launched a number of new iPad accessories in the first quarter of the current fiscal year, which led to a sales increase of over 100% during the first quarter. Given the timing of the release date of the next generation iPad, we did not have a similar product launch during the quarter ended September 30, 2013, compared with the same quarter of the prior year. Specifically, this increase in sales was driven by strong demand from the Logitech Ultrathin Keyboard Cover for the iPad Mini and the Logitech Keyboard Folio suite of products designed for the iPad and iPad mini.  By geography, the Americas region sales increased by 21% and units sold increased by 23%, the EMEA region sales decreased by 13% while units sold increased by 37%, and the Asia Pacific region sales decreased by 19% while units sold increased by 17% during this period.

Retail Tablet Accessories increased 48% and retail units sold increased 70% in the six months ended September 30, 2013, compared with the same period ended September 30, 2012.  This increase was driven by sales growth from the Logitech Ultrathin Keyboard Cover for the iPad Mini and the Logitech Keyboard Folio suite of products designed for the iPad and iPad mini. The stronger unit growth reflects the broadening of our portfolio to address a larger portion of the tablet accessory market, including tablet cases. By geography, the Americas region sales increased by 56% and units sold increased by 64%, the EMEA region sales increased by 25% while units sold increased by 64%, and the Asia Pacific region sales increased by 70% while units sold increased by 100% during this period.

Retail Audio-PC

Retail Audio-PC sales and units sold decreased 13% and 17% during the three months ended September  30, 2013, compared with the same period in the prior fiscal year. This decrease was due to sales and unit declines of 14% and 17% in PC speakers and sales and unit declines of 11% and 17% in PC headsets.  These declines reflect both weakness in the overall market for new PCs, a market shift toward mobile audio devices, and a product line that has not been meaningfully refreshed in over a year.  We have started to address this situation through our recent introduction of the Logitech Bluetooth Speakers Z600, wireless stereo speakers that stream music and other audio from a computer, smartphone or tablet. By geography, we experienced declines in all regions during this period.  The declines were led by the Asia Pacific region where sales and units sold decreased by 19% and 27%, followed by the EMEA region where sales and units sold decreased by 11% and 19%, and by the Americas region where sales and units sold decreased by 14% and 11%.

Retail Audio-PC sales and units sold decreased 14% and 20% during the six months ended September  30, 2013, compared with the same period in the prior fiscal year. This decrease was due to sales and unit declines of 14% and 19% in PC speakers and sales and unit declines of 15% and 22% in PC headsets.  These declines reflect both weakness in the overall market for new PCs, a market shift toward mobile audio devices, and a product line that has not been meaningfully refreshed in over a year.  We have started to address this situation through our recent introduction of the Logitech Bluetooth Speakers Z600, wireless stereo speakers that stream music and other audio from a computer, smartphone or tablet. By geography, we experienced declines in all regions during this period.  The declines were led by the Asia Pacific region where sales and units sold decreased by 21% and 31%, followed by the EMEA region where sales and units sold decreased by 13% and 21%, and by the Americas region where sales and units sold decreased by 13% and 14%.

Retail Audio - Wearables & Wireless

Retail Audio-Wearables & Wireless sales increased 34% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year, while retail units sold decreased 35% during this period.  This increase was due to a 119% increase in our wireless speakers for smartphones and tablets, driven by strong demand for the UE Mobile Boombox, the UE BOOM and the UE Mini Boombox.  Sales of our audio wearables products continued to be weak, decreasing by 49% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year.  By geography, we experienced strong overall growth in Americas and EMEA regions, led by the Americas region where sales increased by 73% while units sold decreased by 19%, followed by the EMEA region where sales increased by 63% while units sold decreased by 4%, offset in part by the Asia Pacific region where sales and units sold decreased by 27% and 59%.

Retail Audio-Wearables & Wireless sales increased 33% during the six months ended September 30, 2013, compared with the same period of the prior fiscal year, while retail units sold decreased 29% during this period.  This increase was due to a 122% increase in our wireless speakers for smartphones and tablets, driven by strong demand for the UE Mobile Boombox, the UE BOOM and UE Mini Boombox.  Sales of our audio wearables products continued to be weak, decreasing by 45% during the six months ended September 30, 2013, compared with the same period of the prior fiscal year.  By geography, we experienced strong growth in Americas and EMEA regions, led by the Americas region where sales increased by 51% while units sold decreased by 14%, followed by the EMEA region where sales and units sold increased by 59% and 3%, offset in part by the Asia Pacific region where sales and units sold decreased by 5% and 51%.

Retail Video

Retail Video sales and units sold decreased by 17% and 31% during the three months ended September 30, 2013, compared with the same period in the prior fiscal year. The sales decrease was mainly due to weakness in our retail webcam product line, which declined by 14% during this period, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market.  The decline in our webcam product line was concentrated in the low-end, from which we are gradually shifting away.  The decline was offset in part by strong growth in our high-end webcam category, which increased by 25%, driven by the Logitech HD Pro Webcam C920 and the webcams targeted at the Unified Communications applications. The decrease in retail video sales was also from a 25% decline in our digital video security products, a category we announced we would transition out of by the end of fiscal year 2014.  By geography, sales and units sold decreased by 7% and 16% in the Americas region, 26% and 42% in the EMEA region, and 15% and 25% in the Asia Pacific region.

Retail Video sales and units sold decreased by 12% and 31% during the six months ended September 30, 2013, compared with the same period in the prior fiscal year. The sales decrease was mainly due to weakness in our consumer webcam product line, which declined by 10% during this period, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market.  The decline in our

webcam product line was concentrated in the low-end, from which we are gradually shifting away.   The decline was offset in part by strong growth in our high-end category, which increased by 40%, and our mid-range webcam category, which increased by 195%, driven by the Logitech HD Pro Webcam C920 and the webcams targeted at the Unified Communications applications.  The decrease in retail video sales was also from a 26% decline in our digital video security products.  By geography, sales and units sold decreased by 1% and 15%, 21% and 42%, and 13% and 28% in Americas, EMEA and Asia Pacific regions, respectively.

Retail PC Gaming

Retail PC Gaming sales and units sold decreased by 11% and 1% during the three months ended September 30, 2013, compared with the same period in the prior fiscal year. The decrease was primarily driven by the weakness in EMEA region caused by poor sales execution in Germany, our largest market in the region. The decrease was offset in part by the recent launch of new gaming products, including mice, keyboards and headsets. PC Gaming sales increased by 17% and 14% in the Americas and Asia Pacific regions and decreased by 34% in the EMEA region in the three months ended September 30, 2013, compared with the same period of the prior fiscal year.

Retail PC Gaming sales and units sold increased by 10% and 6% during the six months ended September 30, 2013, compared with the same period in the prior fiscal year. This growth was driven by the recent launch of new gaming products, including mice, keyboards and headsets.  PC Gaming sales increased by 39% and 24% in the Americas and Asia Pacific regions and decreased by 11% in the EMEA region in the six months ended September 30, 2013, compared with the same period of the prior fiscal year.

Retail Remotes

Retail sales and units sold of our Remotes category decreased 19% and 51% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year. The 51% decline in units sold, relative to the 19% sales decrease, reflects our shift in focus on high-end remote categories. During the three months ended September 30, 2013, we experienced strong demand for the Logitech Harmony Ultimate and Harmony Touch, our premium remote product launched during the current quarter.  By geography, remote sales decreased in the Americas and the EMEA regions by 20% and 19%, and increased by 7% in the Asia Pacific region.

Retail sales and units sold of our Remotes category decreased 8% and 46% during the six months ended September 30, 2013, compared with the same period of the prior fiscal year. The 46% decline in units sold, relative to the 8% sales decrease, reflects our shift in focus on high-end remote categories. During the six months ended September 30, 2013, we also experienced strong demand for the Logitech Harmony Ultimate and Harmony Touch.  By geography, remote sales decreased in the Americas region by 17% and increased by 31% and 74% in the EMEA and Asia Pacific regions.

Retail Other

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.  Products currently included in this category include speaker docks, streaming media systems, console gaming peripherals and other products. We will continue to evaluate non-strategic products as part of our ongoing portfolio management.

Retail sales of this category decreased by 61% during the three months ended September 30, 2013, compared with the same period in the prior fiscal year, while retail units sold decreased 59% during this period.  Our other category sales in the Americas, EMEA and Asia Pacific regions decreased by 73%, 42% and 105% in the three months ended September 30, 2013, compared with same period of the prior fiscal year.

Retail sales of this category decreased by 76% during the six months ended September 30, 2013, compared with the same period in the prior fiscal year, while retail units sold decreased 73% during this period.  Our other category sales in the Americas, EMEA and Asia Pacific regions decreased by 86%, 64% and 105% in the six months ended September 30, 2013, compared with same period of the prior fiscal year.

OEM

OEM sales and units sold increased by 2% and 2% during the three months ended September 30, 2013, compared with the same period of the prior fiscal year. This increase was primarily driven by a 32% increase in OEM PC Keyboards & Desktops sales during this period due to new business from a large customer as well as a sale opportunity in the Gaming category.

OEM sales and units sold decreased by 2% and remained constant during the six months ended September 30, 2013, compared with the same period of the prior fiscal year. This decrease was primarily driven by the weakness of global PC market, offset in part by a 23% increase in OEM PC Keyboards & Desktops sales during this period due to new business from a large customer as well as a sale opportunity in the Gaming category.

Video Conferencing

Video conferencing net sales decreased 14% and 16% during the three and six months ended September 30, 2013, compared with the same periods of the prior fiscal year.  This decrease was experienced in all geographic regions, and resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

Gross Profit

Gross profit for the three and six months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change	2013	2012	Change
		As Revised			As Revised

Net sales	$531,972	$547,693	(3)%	$1,009,896	$1,016,297	(1)%
Cost of goods sold	348,559	351,919	(1)%	658,128	675,177	(3)%
Gross profit	$183,413	$195,774	(6)%	$351,768	$341,120	3%
Gross margin	34.5%	35.7%		34.8%	33.6%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, outside processing costs, write-down of inventories and amortization of intangible assets.

The decline in gross margin for the three months ended September 30, 2013, compared with the same period of the prior fiscal year, primarily resulted from a $5.2 million write-off of discontinued products, resulting from the restructuring of our video conferencing reporting segment during the three months ended September 30, 2013.

The improvement in gross margin for the six months ended September 30, 2013, compared with the same period of the prior fiscal year, primarily resulted from cost improvements across all of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio.  The improvement also resulted from negative factors affecting the September 30, 2012 gross margin which did not exist during the three months ended September 30, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring, and a provision for a patent dispute. The improvement was offset in part by the $5.2 million write-off of discontinued products, a product rationalization initiative resulting from the restructuring of our video conferencing reporting segment during the quarter ended September 30, 2013.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change	2013	2012	Change
		As Revised			As Revised

Marketing and selling	$93,710	$110,522	(15)%	$194,345	$211,419	(8)%
% of net sales	18%	20%		19%	21%
Research and development	37,633	38,114	(1)%	73,824	77,137	(4)%
% of net sales	7%	7%		7%	8%
General and administrative	29,395	25,980	13%	58,543	58,460	0%
% of net sales	6%	5%		6%	6%
Restructuring charges	5,465	(2,671)	(305)%	7,799	28,556	(73)%
% of net sales	1%	0%		1%	3%
Total operating expenses	$166,203	$171,945	(3)%	$334,511	$375,572	(11)%

The decrease in total operating expenses as a percentage of net sales was primarily due to the restructuring plans initiated in first and fourth quarters of fiscal year 2013, which reduced personnel-related expenses.

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

Marketing and selling expense reduced by 15% and 8% during the three and six months ended September 30, 2013, compared with the same periods of the prior fiscal year.  The decrease was primarily driven by the decreases in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce resulting from our recent restructuring plans. During the three months ended September 30, 2013, new product launches declined substantially since such activities were shifted to the three months ended June 30, 2013, which caused the decrease of marketing and selling expense during the three month ended September 30, 2013 being greater than the decrease during the  six month ended  September 30, 2013.

If foreign currency exchange rates had been the same in the three months ended September 30, 2013 and 2012, the percentage change in constant dollar marketing and selling expense would have also been 15%.  If foreign currency exchange rates had been the same in the six months ended September 30, 2013 and 2012, the percentage change in constant dollar marketing and selling expense would have also been 8%.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced 1% and 4% decreases in research and development expense during the three and six months ended September 30, 2013, compared with the same period of the prior fiscal year, primarily from a decline in personnel-related expenses due to the reduction in worldwide workforce resulting from our recent restructuring plans.

If foreign currency exchange rates had been the same in the three months ended September 30, 2013 and 2012, the change in constant dollar research and development expense would have also been a decrease of 2%.  If foreign currency exchange rates had been the same in the six months ended September 30, 2013 and 2012, the change in constant dollar research and development expense would have also been a decrease of 4%.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 13% in the three months ended September 30, 2013, compared with the three months ended September 30, 2012, primarily driven by higher variable compensation costs related to our improved performance during the current quarter. General and administrative expense remained constant in the six months ended September 30, 2013, compared with the six months ended September 30, 2012. During the six months ended September, 2013, higher variable compensation costs were offset in part by the decline in personnel-related expenses, facility-related expenses and share-based compensation expense due to our recent restructuring plans combined with the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters which occurred during the three months ended June 30, 2012.

If foreign currency exchange rates had been the same in the three months ended September 30, 2013 and 2012, the percentage change in constant dollar general and administrative expense would have also been a decrease of 13%. If foreign currency exchange rates had been the same in the six months ended September 30, 2013 and 2012, the percentage change in constant dollar general and administrative expense would have also remained constant.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with our restructuring plans.

During the first quarter of fiscal year 2013, we implemented a restructuring plan to simplify our organization, to better align costs with our current business, and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the three months ended June 30, 2012. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2012, we incurred a $3.8 million credit in termination benefits to affected employees due to the further refinement of estimates previously accrued during the three months ended June 30, 2012. For the six months ended September 30, 2012, we incurred $24.8 million in termination benefits to affected employees under this plan. Termination benefits are calculated based on regional benefit practices and local statutory requirements. In addition, we incurred legal, consulting, and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and six months ended September 30, 2012. We also incurred $1.5 million in lease exit costs primarily related to costs associated with the closure of existing facilities during the six months ended September 30, 2012.

During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies.  As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2013, we incurred a $0.8 million credit in termination benefits to affected employees due to the further refinement of estimates which were previously accrued and a $0.3 million charge in lease exit costs. During the six months ended September 30, 2013, restructuring changes under this plan included $1.2 million in termination benefits to affected employees and $0.6 million in lease exit costs.  We estimate completing this restructuring plan during fiscal year 2014.

During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2013, restructuring charges under this plan included $5.4 million in termination benefits to affected employees and $0.6 million in lease exit costs. We estimate completing this restructuring plan during fiscal year 2014.

The following table summarizes restructuring-related activities (in thousands):

	Total	Termination Benefits	Lease Exit Costs	Other

Balance at March 31, 2012	$—	$—	$—	$—

Charges	31,227	28,655	1,472	1,100
Cash payments	(5,195)	(4,766)	—	(429)
Foreign exchange	63	63	—	—

Balance at June 30, 2012	26,095	23,952	1,472	671

Charges (credits)	(2,671)	(3,816)	48	1,097
Cash payments	(17,652)	(16,642)	(52)	(958)
Foreign exchange	14	—	—	14

Balance at September 30, 2012	$5,786	$3,494	$1,468	$824

Charges (credits)	(358)	(188)	(182)	12
Cash payments	(4,511)	(2,633)	(1,104)	(774)
Foreign exchange	—	—	—	—

Balance at December 30, 2012	917	673	182	62

Charges (credits)	15,507	16,437	(30)	(900)
Cash payments	(2,966)	(3,727)	(77)	838
Foreign exchange	—	—	—	—

Balance at March 31, 2013	13,458	13,383	75	—

Charges	2,334	2,004	330	—
Cash payments	(8,422)	(8,422)	—	—
Foreign exchange	(170)	(170)	—	—

Balance at June 30, 2013	7,200	6,795	405	—

Charges	5,465	4,562 (1)	903 (1)	—
Cash payments	(7,099)	(6,535)	(564)	—
Foreign exchange	—	—	—	—

Balance at September 30, 2013	$5,566	$4,822	$744	$—

(1) During the three months ended September 30, 2013, we incurred $4.6 million in termination benefits, $5.4 million charge related to the restructuring plan initiated during the second quarter of fiscal year 2014 offset by a $0.8 million credit related to the restructuring plan initiated during the fourth quarter of fiscal year 2013.  During the same period, we also incurred $0.9 million in lease exit costs, $0.6 million related to the restructuring plan initiated during the second quarter of fiscal year 2014 and $0.3 million related to the restructuring plan initiated during the fourth quarter of fiscal year 2013.

Interest Income, net

Interest income, net for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change	2013	2012	Change

Interest income	$496	$495	0%	$918	$1,227	(25)%
Interest expense	(313)	(342)	(8)%	(758)	(690)	10%
Interest income, net	$183	$153	20%	$160	$537	(70)%

Interest income remained constant in the three months ended September 30, 2013, compared with the three months ended September 30, 2012. Interest income was lower in the six months ended September 30, 2013, compared with the six months ended September 30, 2012, primarily due to lower invested balances resulting from the $133.5 million cash dividend payment made on September 18, 2012 and from the $87.8 million paid to repurchase 8.6 million shares under our amended September 2008 buyback program.

Other Income (Expense)

Other income (expense) for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,			Six Months ended September 30,
	2013	2012	Change	2013	2012	Change

Foreign currency exchange gain (loss)	(77)	(937)	92%	413	(1,608)	126%
Investment income (loss) related to deferred compensation plan	(121)	510	124%	243	99	(145)%
Gain on sale of investments	—	—	(100)%	—	831	(100)%
Other, net	260	(82)	(417)%	(377)	10	(3870)%
Other income (expense)	$62	$(509)	112%	$279	$(668)	142%

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Investment income (loss) for three and six months ended September 30, 2013 and 2012 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the six months ended September 30, 2012, we sold the remaining two of our available-for-sale securities for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Benefit from income taxes	$3,057	$(31,076)	$2,255	$(37,986)
Effective income tax rate	17.5%	(132.4)%	12.7%	109.8%

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

The change in the effective income tax rate for the three and six months ended September 30, 2013 compared with the same periods in fiscal year 2013 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate, and the treatment of restructuring expenses as a discrete event in determining the annual effective tax rate in fiscal year 2013.  In addition, there was a discrete tax benefit of $32.1 million in the three months ended September 30, 2012 from the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

In fiscal year 2013, we incurred $43.7 million of restructuring charges and related expenses to simplify the organization and to align the organization to its strategic priorities, $28.6 million of such charges were incurred through the second quarter of fiscal year 2013 with the remaining balance primarily incurred in the fourth quarter of the fiscal year.  In the three and six months ended September 30, 2013, we incurred restructuring-related termination benefits and lease exit costs in the amount of $5.5 million and $7.8 million, respectively.  In determining the estimated fiscal 2014 annual effective tax rate, the restructuring activities were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike those that were incurred in fiscal year 2013.   The tax benefit associated with the restructuring in the six months ended September 30, 2013 was not material.

As of September 30 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $103.5 million and $102.0 million, of which $90.8 million and $90.3 million would affect the effective income tax rate if recognized.  We classified the unrecognized tax benefits as non-current income taxes payable.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2013, we had approximately $6.9 million and $6.6 million of accrued interest and penalties related to uncertain tax positions.

We file Swiss and foreign tax returns. For all these tax returns, we are generally not subject to tax examinations for years prior to fiscal year 2001. We are under examination and have received assessment notices in foreign tax jurisdictions. At this time, we are able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

At September 30, 2013, our working capital was $389.5 million, compared with $381.6 million at March 31, 2013. The increase in working capital over the prior year was primarily due to higher receivable and inventory balances, offset in part by a $36.1 million cash dividend payment. This dividend was approved on September 4, 2013 by our shareholders at the Annual General Meeting of Shareholders and paid in September 2013.

During the six months ended September 30, 2013, we generated $14.2 million from operating activities. Our main sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization, and share-based compensation expense, and from an increase in accounts payable and accrued and other liabilities. These sources of operating cash flows were offset in part by a increase in accounts receivable and inventories. Net cash used in investing activities was $23.3 million, primarily from $23.1 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from a $0.7 million investment in a privately-held company. Net cash used by financing activities was $30.4 million, primarily from the $36.1 million cash dividend, offset in part by $6.1 million in proceeds received from sale of shares upon exercise of options and purchase rights.

At September 30, 2013, we had cash and cash equivalents of $294.8 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. Approximately 58% of our cash and cash equivalents are held by our Swiss-based entities, and approximately 27% is held by our subsidiaries in Hong Kong and China. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. There were no outstanding borrowings under the credit facility at September 30, 2013.

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

The facility agreement contains representations and covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. Affirmative covenants include covenants regarding reporting requirements, maintenance of insurance, maintenance of properties and compliance with applicable laws and regulations, and financial covenants that require the maintenance of net senior debt, interest cover and adjusted equity ratios determined in accordance with the terms of the facility. Negative covenants limit the ability of the Company and its subsidiaries, among other things, to grant liens, make investments, incur debt, make restricted payments, enter into a merger or acquisition, or sell, transfer or dispose of assets, in each case subject to certain exceptions. As of March 31, 2013, we were not in compliance with the interest coverage ratio of the credit facility. This situation resulted from the significant operating loss incurred during fiscal year 2013. On June 13, 2013, we amended the credit facility to amend the definitions of (a) EBITDA to exclude the effect of impairment of goodwill and other intangible assets and (b) interest coverage ratio calculation to utilize EBITDA rather than EBIT. As of September 30, 2013, we were not in compliance with the adjusted equity ratio of this facility.  The facility continues to be available for our use based on a temporary waiver of the adjusted equity ratio covenant through the end of the third quarter of fiscal year 2014.

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

We have credit lines with several European and Asian banks totaling $62 million as of September 30, 2013. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. At September 30, 2013, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. We also have credit lines related to corporate credit cards totaling $17.4 million as of September 30, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

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

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2013 and 2012 (dollars in thousands):

	September 30,
	2013	2012
		As Revised

Accounts receivable, net	$258,858	$284,451
Inventories	292,777	321,307
Working capital	389,504	345,071
Days sales in accounts receivable (DSO) (1)	44 days	47 days
Inventory turnover (ITO) (2)	4.8x	4.4x
Net cash provided by operating activities	$14,186	$9,247

(1)                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the six months ended September 30, 2013, operating activities provided net cash of $14.2 million, compared with net cash provided by operating activities of $9.2 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash provided by operating cash flows include increase in net income, from $3.4 million in the six months ended September 30, 2012 to $15.4 million in the six months ended September 30, 2013, and from a $39.6 million increase in accounts payable and a $26.1 million increase in accrued and other liabilities. These increases of operating cash flows were offset in part by a $77.0 million increase in accounts receivable and a $21.4 million increase in inventories during this period.

DSO improved by three days between the three months ended September 30, 2013 and the three months ended September 30, 2012, primarily due to lower accounts receivable balances resulting from increased cash collection. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season.

Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the three months ended September 30, 2013 and 2012 increased primarily due to lower inventory level as of September 31, 2013, compared to the inventory level as of September 30, 2012.

Cash Flow from Investing Activities

Cash flows from investing activities during the six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Six Months ended September 30,
	2013	2012
		As Revised

Purchases of property, plant and equipment	$(23,063)	$(32,817)
Acquisition of a privately-held company	(650)	(3,970)
Proceeds from sale of available-for-sale securities	—	917
Purchases of trading investments	(6,146)	(1,648)
Proceeds from sale of trading investments	6,602	1,638
Net cash used in investing activities	$(23,257)	$(35,880)

Our expenditures for property, plant and equipment during the six months ended September 30, 2013 and 2012 were principally normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment. During the six months ended September 30, 2013, purchases of property, plant and equipment decreased, compared with the six months ended September 30, 2012, primarily due to leasehold improvements related to our new Silicon Valley campus during the three months ended June 30, 2012.

During the six months ended September 30, 2013, we invested $0.7 million to acquire a privately-held company.  During the six months ended September 30, 2012, we sold our two remaining available-for-sale securities for $0.9 million. The purchases and sales of trading investments in the six months ended September 30, 2013 and 2012 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2013 and 2012 (in thousands):

	Six Months ended September 30,
	2013	2012
		As Revised

Cash dividend payment	$(36,123)	$(133,462)
Purchase of treasury shares	—	(87,812)
Proceeds from sale of shares upon exercise of options and purchase rights	6,135	9,008
Tax withholdings related to net share settlements of RSUs	(453)	(635)
Excess tax benefits from share-based compensation	—	22
Net cash used in financing activities	$(30,441)	$(212,879)

During the six months ended September 30, 2012, we repurchased 8.6 million shares for $87.8 million under the Company’s amended September 2008 buyback program, compared with the six months ended September 30, 2013, during which no share repurchases were made. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

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

In December 2011, we entered into a Senior Revolving Credit Facility Agreement with a group of primarily Swiss banks that provides for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million. We may, upon notice to the lenders and subject to certain requirements, arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million of unsecured revolving credit. The credit facility may be used for working capital, general corporate purposes, and acquisitions. The credit facility matures on October 31, 2016.  We may prepay the loans under the credit facility in whole or in part at any time without premium or penalty. The facility agreement contains representations, covenants, including threshold financial covenants, and events of default customary in Swiss credit markets. There were no outstanding borrowings under the credit facility at September 30, 2013. As of September 30, 2013, we were not in compliance with the adjusted equity ratio of this facility. The facility continues to be available for our use based on a temporary waiver of the adjusted equity ratio covenant through the end of the third quarter of fiscal year 2014.

In September 2008, our Board of Directors approved a share buyback program, which authorizes the Company to invest up to $250.0 million to purchase its own shares. In November 2011, we received approval from the Swiss regulatory authorities for an amendment to the September 2008 share buyback program to enable future repurchases of shares for cancellation.  In fiscal year 2012, we repurchased 17.5 million shares for $156.0 million under the September 2008 program. Under the amended September 2008 program, we repurchased 8.6 million shares for $87.8 million during fiscal year 2013. On September 5, 2012, our shareholders approved the cancellation of 18.5 million shares repurchased under the September 2008 amended share buyback program.  These shares were legally cancelled during the third quarter of fiscal year 2013. In August 2013, we announced that the $250.0 million share buyback program expired.

Our shareholders approved a distribution of a gross dividend of CHF 0.21 per share (US dollar amount of $0.22 per share based on the exchange rate at September 13, 2013), or an aggregate amount of approximately CHF 33.7 million (U.S. dollar amount of $36.1 million based on the exchange rate at September 13, 2013).  The dividend payment was made in September 2013.

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

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  It is not possible at this time to reasonably changes in the unrecognized tax benefits within the next twelve months.

During the first quarter of fiscal year 2013, we implemented a restructuring plan to reduce operating costs and improve financial results. We substantially completed this restructuring plan during the fourth quarter of fiscal year 2013.  During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to realign our organization to increase our focus on mobility products, improve profitability in PC-related products and enhance our global operational efficiencies. During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing reporting segment to align its organization to it strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability.

Our other contractual obligations and commitments that require cash are described in the following sections.

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $117.1 million in fiscal year 2013.  During fiscal year 2013, our normal level of cash and cash equivalents was significantly reduced by the cash dividend payment of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by the $87.8 million in share repurchases during this period. During fiscal year 2014, our cash and cash equivalents was further reduced by the cash dividend payment of CHF 33.7 million (U.S. dollar amount of $36.1 million at the time it was paid) out of retained earnings. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.  However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses, our available cash balances and credit lines will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

As of September 30, 2013, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv)defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments at September 30, 2013 (in thousands):

September 30, 2013

Operating leases	$84,640
Purchase commitments - inventory	132,782
Purchase obligations - capital expenditures	18,372
Purchase obligations - operating expenses	63,426
Income taxes payable - non-current	100,310
Obligation for deferred compensation	15,435
Pension and post-employment obligations	40,728
Other long-term liabilities	11,070
Total contractual obligations and commitments	$466,763

Operating Leases

We lease facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of September 30, 2013 were $1.2 million.

Purchase Commitments

At September 30, 2013, we have fixed purchase commitments of $132.8 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled by December 2013. We also had commitments of $63.4 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $18.4 million at September 30, 2013, and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

At September 30, 2013, we had $100.3 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared with $98.8 million in non-current taxes payable as of March 31, 2013.

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

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved.  It is not possible at this time to reasonably estimate the changes of the unrecognized tax benefits within the next twelve months.

Obligation for Deferred Compensation

At September 30, 2013, we had $15.4 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Pension and Post-Employment Obligations

At September 30, 2013, we had $42.3 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.6 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. These guarantees generally have an unlimited term. The maximum potential future payment under the guarantee arrangements is limited to $30 million. At September 30, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under two guarantee agreements. One of these guarantees does not specify a maximum amount.  The remaining guarantee has a total limit of $7.0 million. As of September 30, 2013, an immaterial amount of guaranteed purchase obligations were outstanding under these guarantees. Logitech Europe S.A. has also guaranteed payment of the purchase obligations of a third-party contract manufacturer under one guarantee agreement.  The maximum amount of this guarantee was $3.5 million as of September 30, 2013.  As of September 30, 2013, $2.8 million of guaranteed purchase obligations were outstanding under this agreement.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. The maximum amount of the guarantees was $35.0 million as of September 30, 2013. As of September 30, 2013, $5.6 million of guaranteed obligations were outstanding under these agreements.

Indemnifications

Logitech indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. No amounts have been accrued for indemnification provisions at September 30, 2013. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Chinese Renminbi, Australian Dollar, Taiwanese Dollar, Euro, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. The functional currency of our operations is primarily the U.S. dollar.  To a lesser extent, certain operations use the Euro, Chinese Renminbi, Swiss Franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other comprehensive (loss) in shareholders’ equity.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million at September 30, 2013. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

Functional Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Functional Currency	FX Gain (Loss) From 10% Depreciation of Functional Currency

Euro	British Pound	$15,486	$(1,408)	$1,721
U.S. Dollar	Australian Dollar	12,025	(1,093)	1,336
Taiwanese Dollar	U.S. Dollar	11,867	(1,079)	1,319
Singapore Dollar	U.S. Dollar	2,926	(266)	325
U.S. Dollar	Indian Rupee	865	(79)	96
Euro	Romanian New Lei	742	(67)	82
Euro	Russian Rouble	704	(64)	78
Euro	Utd. Arab Emir. dirham	(525)	48	(58)
U.S. Dollar	Euro	(622)	57	(69)
Euro	Hungarian Forint	(658)	60	(73)
Euro	Polish Zloty	(710)	65	(79)
Euro	Hungarian Forint	(772)	70	(86)
Euro	Norwegian Kroner	(777)	71	(86)
Euro	Swedish Krona	(1,953)	178	(217)
Mexican Peso	U.S. Dollar	(11,177)	1,016	(1,242)
Japanese Yen	U.S. Dollar	(13,272)	1,207	(1,475)
Chinese Renminbi	U.S. Dollar	(54,541)	4,958	(6,060)
		$(40,392)	$3,674	$(4,488)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. dollar as its sales and trade receivables are transacted in U.S. dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts. At September 30, 2013, net liabilities held in CNY totaled $54.5 million. We continue to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

We enter into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of September 30, 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $56.7 million (€41.9 million). Deferred realized losses of $0.8 million are recorded in accumulated other comprehensive loss at September 30, 2013, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.8 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of September 30, 2013 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30, 2013 relating to foreign currency receivables or payables were $16.4 million. Open forward contracts as of September 30, 2013 consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and contract in euros to sell British Pounds. The notional amounts of foreign exchange swap contracts outstanding at September 30, 2013 were $31.7 million. Swap contracts outstanding at September 30, 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars. Unrealized net loss on the contracts outstanding at September 30, 2013 was $0.7 million.

If the U.S. dollar had appreciated by 10% at September 30, 2013 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $6.3 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $10.7 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2013 period end rates would not have a material effect on our results of operations or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, Logitech’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2013 that continued to exist as of September 30, 2013:

(a) We did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss), and disclosures in the notes to the consolidated financial statements. While this control deficiency did not result in any material misstatement of our historical financial statements through June 30, 2013, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company’s fiscal 2013 consolidated financial statements and revisions to the Company’s consolidated financial statements for the interim periods ended June 30, 2013 and September 30, 2013, and will result in additional similar revisions to our interim consolidated financial statements for the interim period ended December 31, 2013 when reported in fiscal 2014, if applicable to the interim consolidated financial statements.

(b) We did not design and maintain effective controls related to developing an appropriate methodology to accrue costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual.  While this control deficiency did not result in any material misstatement of our historical financial statements as of March 31, 2013, it did result in adjustments to our cost of goods sold and warranty accrual accounts and revisions to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal 2013 and 2012.

Additionally, these control deficiencies could result in a misstatement to the Company’s consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined these control deficiencies constitutes material weaknesses.

Management’s Plan for Remediation

Logitech’s management has been actively engaged in developing a comprehensive remediation plan to fully address the material weaknesses. Remediation efforts taken by management include the following:

•      implemented new controls and improved existing controls over financial reporting, including disclosures in the notes to the financial statements;

•      implemented appropriate controls to accrue for product warranty costs, including an on-going review of assumptions within the methodology to capture all relevant costs related to product warranties given to end customers;

•      hired an additional financial reporting manager and engaged consultants to assist in the financial reporting process; and

•      increased training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are discussed above in Management’s Plan for Remediation.

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

•      We may not fully or in a timely manner realize the anticipated benefits from the restructuring plans we implemented during fiscal years 2013 and 2014. The restructuring plans were intended to simplify the organization, to reduce operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories for mobile devices and digital music.

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

In order to simplify the organization, to implement our strategic focus on growth opportunities, to reduce operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, and to better align costs with our current business and decreasing revenues, we restructured our business in fiscal year 2013 and in the first half of fiscal year 2014.  We may continue to restructure in fiscal year 2014 as we divest or discontinue non-strategic product categories.

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

We produce approximately half of our products at facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including other design manufacturers, in China. We also utilize third-party contract manufacturers in Malaysia and India.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1 **	Offer Letter between Logitech Inc. and Vincent Pilette dated September 3, 2013 (previously filed as Exhibit 10.1 to Form 8-K filed on September 6, 2013)

10.2 **	Form of restricted stock unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.

10.3 **	Form of performance share unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.

10.4 **	Form of restricted stock unit agreement for grant to Guerrino De Luca on October 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer

November 5, 2013