Form 10-Q
period 2013-12-31
LOGITECH INTERNATIONAL SA
filed 2014-01-30
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 24, 2014, there were 161,587,245 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(revised)		(revised)
Net sales	$627,890	$614,500	$1,637,786	$1,630,797
Cost of goods sold	414,528	404,695	1,072,656	1,079,872
Gross profit	213,362	209,805	565,130	550,925

Operating expenses:
Marketing and selling	93,624	112,698	287,969	324,117
Research and development	34,103	40,488	107,927	117,625
General and administrative	31,560	26,382	90,103	84,842
Goodwill impairment	—	211,000	—	211,000
Restructuring charges (reversals), net	822	(358)	8,621	28,198
Total operating expenses	160,109	390,210	494,620	765,782
Operating income (loss)	53,253	(180,405)	70,510	(214,857)
Interest income (expense), net	(1,022)	114	(862)	651
Other income (expense), net	1,082	(3,670)	1,361	(4,338)
Income (loss) before income taxes	53,313	(183,961)	71,009	(218,544)
Provision for (benefit from) income taxes	4,810	11,370	7,065	(26,616)
Net income (loss)	$48,503	$(195,331)	$63,944	$(191,928)

Net income (loss) per share:
Basic	$0.30	$(1.24)	$0.40	$(1.21)
Diluted	$0.30	$(1.24)	$0.40	$(1.21)

Shares used to compute net income (loss) per share :
Basic	160,871	157,706	160,051	158,383
Diluted	163,388	157,706	161,509	158,383

Cash dividends per share	$—	$—	$0.22	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(revised)		(revised)
Net income (loss)	$48,503	$(195,331)	$63,944	$(191,928)

Other comprehensive income:
Foreign currency translation gain (loss)	682	583	3,511	(3,837)
Defined benefit pension plans:
Net gain (loss) and prior service costs	(384)	(389)	(1,384)	7,531
Less amortization included in operating expenses	318	311	933	1,067
Hedging gain (loss):
Unrealized hedging loss	(1,198)	(915)	(3,484)	(2,022)
Reclass of hedging loss (gain) included in cost of goods sold	1,342	1,137	1,526	(440)
Reclassification adjustment for gain included in other income (expense), net	—	—	—	(343)
Other comprehensive income:	760	727	1,102	1,956
Total comprehensive income (loss)	$49,263	$(194,604)	$65,046	$(189,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31,	March 31,
	2013	2013

Assets
Current assets:
Cash and cash equivalents	$379,865	$333,824
Accounts receivable, net	312,947	179,565
Inventories	257,998	261,083
Other current assets	60,979	58,103
Assets held for sale	—	10,960
Total current assets	1,011,789	843,535
Non-current assets:
Property, plant and equipment, net	87,494	87,649
Goodwill	345,036	341,357
Other intangible assets	13,319	26,024
Other assets	71,322	75,098
Total assets	$1,528,960	$1,373,663
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$328,757	$265,995
Accrued and other current liabilities	234,297	192,774
Liabilities held for sale	—	3,202
Total current liabilities	563,054	461,971
Non-current liabilities:	200,797	195,882
Total liabilities	763,851	657,853

Commitments and contingencies (note 11)

Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares — 173,106 at December 31, 2013 and March 31, 2013
Conditionally authorized shares — 50,000 at December 31, 2013 and March 31, 2013
Additional paid-in capital	—	—
Less shares in treasury, at cost — 11,711 at December 31, 2013 and 13,855 at March 31, 2013	(143,525)	(177,847)
Retained earnings	970,377	956,502
Accumulated other comprehensive loss	(91,891)	(92,993)
Total shareholders’ equity	765,109	715,810
Total liabilities and shareholders’ equity	$1,528,960	$1,373,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	December 31,
	2013	2012
		(revised)
Operating activities:
Net income (loss)	$63,944	$(191,928)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	28,756	33,861
Amortization of other intangible assets	14,990	18,412
Share-based compensation expense	17,412	18,659
Goodwill impairment	—	211,000
Impairment of strategic investments	568	3,600
Loss on disposal of property, plant and equipment	3,878	—
Gain on sale of securities	—	(831)
Excess tax benefits from share-based compensation	(572)	(26)
Deferred income taxes and other	(3,559)	9,398
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(130,265)	(41,571)
Inventories	14,652	352
Other assets	(2,968)	(2,432)
Accounts payable	62,931	41,893
Accrued and other liabilities	38,118	3,961
Net cash provided by operating activities	107,885	104,348

Investing activities:
Purchases of property, plant and equipment	(32,096)	(42,032)
Purchase of strategic investments	—	(3,970)
Acquisitions, net of cash acquired	(650)	—
Proceeds from sales of available-for-sale securities	—	917
Proceeds from return of investment in privately held companies	261	—
Purchases of trading investments for deferred compensation plan	(7,831)	(2,294)
Proceeds from sales of trading investments for deferred compensation plan	8,311	2,309
Net cash used in investing activities	(32,005)	(45,070)

Financing activities:
Payment of cash dividends	(36,123)	(133,462)
Purchases of treasury shares	—	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	8,465	8,843
Tax withholdings related to net share settlements of restricted stock units	(2,937)	(1,995)
Excess tax benefits from share-based compensation	572	26
Net cash used in financing activities	(30,023)	(214,400)

Effect of exchange rate changes on cash and cash equivalents	184	(1,249)
Net increase (decrease) in cash and cash equivalents	46,041	(156,371)
Cash and cash equivalents, beginning of the period	333,824	478,370
Cash and cash equivalents, end of the period	$379,865	$321,999

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end accounts payable	$4,134	$1,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
					(revised)	(revised)	(revised)
March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,528,620	$(95,929)	$1,122,232
Total comprehensive loss	—	—	—	—	—	(191,928)	1,956	(189,972)
Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax benefit from exercise of stock options	—	—	3,336	—	—	—	—	3,336
Tax effects from share-based awards	—	—	(4,272)	—	—	—	—	(4,272)
Sales of shares upon exercise of options and purchase rights	—	—	3,508	(1,377)	41,646	(39,754)	—	5,400
Issuance of shares upon vesting of restricted stock units	—	—	(20,709)	(783)	18,767	—	—	(1,942)
Share-based compensation expense	—	—	18,137	—	—	—	—	18,137
Cash dividends	—	—	—	—	—	(133,462)	—	(133,462)
Cancellation of treasury shares	(18,500)	(3,222)	—	(18,500)	172,857	(169,635)	—	—
December 31, 2012	173,106	$30,148	$—	15,113	$(198,371)	$993,841	$(93,973)	$731,645

March 31, 2013	173,106	$30,148	$—	13,855	$(177,847)	$956,502	$(92,993)	$715,810
Total comprehensive income	—	—	—	—	—	63,944	1,102	65,046
Tax effects from share-based awards	—	—	(2,715)	—	—	—	—	(2,715)
Sales of shares upon exercise of options and purchase rights	—	—	2,038	(1,327)	20,358	(13,946)	—	8,450
Issuance of shares upon vesting of restricted stock units	—	—	(16,886)	(817)	13,964	—	—	(2,922)
Share-based compensation expense	—	—	17,563	—	—	—	—	17,563
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)
December 31, 2013	173,106	$30,148	$—	11,711	$(143,525)	$970,377	$(91,891)	$765,109

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

The Company has two operating segments, peripherals and video conferencing. Logitech’s peripherals segment encompasses the design, manufacturing and marketing of peripherals for personal computers (“PCs”), tablets and other digital platforms. The Company’s video conferencing segment offers scalable high-definition (“HD”) video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

The Company sells its peripheral products to a network of distributors, retailers and original equipment manufacturers (“OEMs”). The Company sells its video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. The large majority of its sales have historically been derived from peripheral products for use by consumers.

Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East, Africa (“EMEA”) and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market under the trading symbol LOGI and the SIX Swiss Exchange under the trading symbol LOGN.

Note 2 — Revision of Previously Issued Financial Statements

In the quarter ended June 30, 2013, the Company identified errors related to the accounting for its product warranty liability and amortization expense of certain intangible assets. The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors, net of tax, which amounted to $19.1 million, in the quarter ended June 30, 2013 would be material to that period’s condensed consolidated financial statements and to the expected results of operations for the fiscal year ending March 31, 2014.

The Company evaluated the cumulative impact of the errors on prior periods under the guidance in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections, relating to Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements under the guidance in ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q. In addition, as a result of the decision to revise its previously issued condensed consolidated financial statements for the three and nine months ended December 31, 2012, the Company also corrected other immaterial errors that were previously uncorrected. Accordingly, the Company filed a Form 10-K/A to revise its consolidated financial statements for the three fiscal years ended March 31, 2013 on August 7, 2013. As a result, the Company has also revised the condensed consolidated financial statements for the three and nine months ended December 31, 2012 from what were previously reported.

The revised financial statements corrected the following errors, which are included in the tables below, with associated footnotes:

(1)         Warranty accrual — The Company determined that its prior warranty model did not accurately estimate warranty costs and liabilities at each reporting period. The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2)         Amortization of intangibles — The Company determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized. The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from the quarter ended December 31, 2009 through the end of fiscal year 2013.

(3)         Other adjustments — The Company also corrected a number of other immaterial errors, including the cumulative translation adjustment related to the purchase of treasury shares and an adjustment affecting the amount of property, plant and equipment purchased during the quarter ended June 30, 2012.

Condensed Consolidated Statements of Operations

The following table presents the impact of the accounting errors on the Company’s previously reported Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2012 (in thousands):

	Three Months Ended				Nine Months Ended
	December 31, 2012				December 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
Net sales	$614,500	$—		$614,500	$1,630,797	$—		$1,630,797
Cost of goods sold	404,402	222	(1)	404,695	1,080,452	(793	)(1)	1,079,872
		71	(2)			213	(2)
Gross profit	210,098	(293)		209,805	550,345	580		550,925

Operating expenses:
Marketing and selling	112,698	—		112,698	324,117	—		324,117
Research and development	40,393	95	(2)	40,488	117,340	285	(2)	117,625
General and administrative	26,382	—		26,382	84,842	—		84,842
Goodwill impairment	211,000	—		211,000	211,000	—		211,000
Restructuring charges (reversals), net	(358)	—		(358)	28,198	—		28,198
Total operating expenses	390,115	95		390,210	765,497	285		765,782
Operating income (loss)	(180,017)	(388)		(180,405)	(215,152)	295		(214,857)
Interest income, net	114	—		114	651	—		651
Other expense, net	(3,670)	—		(3,670)	(4,338)	—		(4,338)
Loss before income taxes	(183,573)	(388)		(183,961)	(218,839)	295		(218,544)
Provision for (benefit from) income taxes	11,370	—		11,370	(26,616)	—		(26,616)
Net loss	$(194,943)	$(388)		$(195,331)	$(192,223)	$295		$(191,928)

Basic and diluted net loss per share	$(1.24)			$(1.24)	$(1.21)			$(1.21)
Shares used to compute net loss per share	157,706			157,706	158,383			158,383

Condensed Consolidated Statements of Comprehensive Income

The Company’s following table presents the impact of the accounting errors on the Company’s previously reported Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2012 (in thousands):

	Three Months Ended				Nine Months Ended
	December 31, 2012				December 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised

Net loss	$(194,943)	$(222	)(1)	$(195,331)	$(192,223)	$793	(1)	$(191,928)
		(166	)(2)			(498	)(2)

Other comprehensive income:
Foreign currency translation gain (loss)	(321)	904	(3)	583	(1,616)	(2,221	)(3)	(3,837)
Defined benefit pension plans:
Net gain (loss) and prior service costs	(389)	—		(389)	7,531	—		7,531
Less amortization included in operating expenses	311	—		311	1,067	—		1,067
Hedging gain (loss):
Unrealized hedging loss	(915)	—		(915)	(2,022)	—		(2,022)
Reclass of hedging loss (gain) included in cost of goods sold	1,137	—		1,137	(440)	—		(440)
Reclassification adjustment for gain included in other income (expense), net	—	—		—	(343)	—		(343)
Other comprehensive income (loss):	(177)	904		727	4,177	(2,221)		1,956
Total comprehensive loss	$(195,120)	$682		$(194,604)	$(188,046)	$(1,428)		$(189,972)

Condensed Consolidated Statements of Cash Flows

The following table presents the impact of the accounting errors on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2012 (in thousands):

	Nine Months Ended
	December 31, 2012
	As Reported	Adjustments		As Revised
Operating activities:
Net loss	$(192,223)	$793	(1)	$(191,928)
		(498	)(2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	33,861	—		33,861
Amortization of other intangible assets	17,914	498	(2)	18,412
Share-based compensation expense	18,659	—		18,659
Goodwill impairment	211,000	—		211,000
Impairment of strategic investment	3,600	—		3,600
Gain on sale of securities	(831)	—		(831)
Excess tax benefits from share-based compensation	(26)	—		(26)
Deferred income taxes and other	9,398	—		9,398
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(41,310)	(261	)(3)	(41,571)
Inventories	1,444	(1,092	)(3)	352
Other assets	(2,201)	(231	)(3)	(2,432)
Accounts payable	39,673	2,220	(3)	41,893
Accrued and other liabilities	5,238	(793	)(1)	3,961
		(484	)(3)
Net cash provided by operating activities	104,196	152		104,348

Investing activities:
Purchases of property, plant and equipment	(39,737)	(2,295	)(3)	(42,032)
Purchase of strategic investment	(3,970)	—		(3,970)
Proceeds from sales of available-for-sale securities	917	—		917
Purchases of trading investments for deferred compensation plan	(2,294)	—		(2,294)
Proceeds from sales of trading investments for deferred compensation plan	2,309	—		2,309
Net cash used in investing activities	(42,775)	(2,295)		(45,070)

Financing activities:
Payment of cash dividends	(133,462)	—		(133,462)
Purchases of treasury shares	(89,955)	2,143	(3)	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	8,843	—		8,843
Tax withholdings related to net share settlements of restricted stock units	(1,995)	—		(1,995)
Excess tax benefits from share-based compensation	26	—		26
Net cash used in financing activities	(216,543)	2,143		(214,400)

Effect of exchange rate changes on cash and cash equivalents	(1,249)	—		(1,249)
Net decrease in cash and cash equivalents	(156,371)	—		(156,371)
Cash and cash equivalents, beginning of the year	478,370	—		478,370
Cash and cash equivalents, end of the period	$321,999	$—		$321,999

Other Revisions

During fiscal year 2013, the Company also determined that geographic net sales (Note 13), previously reported in its Form 10-Q for the three and nine months ended December 31, 2012, were not properly stated. These revisions had no impact on the previously reported Condensed Consolidated Statements of Operations.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2013, included in its Annual Report on Form 10-K/A filed with the SEC on August 7, 2013. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014, or any future periods.

Certain prior period financial statement amounts have been reclassified to conform to the current period presentation with no impact on previously reported net income.

Fiscal Years

The Company’s fiscal years end on March 31. Interim quarters are thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods as ending on the calendar month end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three and nine months ended December 31, 2013, compared with the significant accounting policies described in its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013 filed with the SEC on August 7, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses and the disclosure of contingent assets and liabilities. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, accruals for customer programs, inventory valuation, valuation allowances for deferred tax assets and warranty accruals. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 4 — Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(revised)		(revised)
Net income (loss)	$48,503	$(195,331)	$63,944	$(191,928)

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	160,871	157,706	160,051	158,383
Effect of potentially dilutive equivalent shares	2,517	—	1,458	—
Weighted average shares outstanding - diluted	163,388	157,706	161,509	158,383

Net income (loss) per share:
Basic	$0.30	$(1.24)	$0.40	$(1.21)
Diluted	$0.30	$(1.24)	$0.40	$(1.21)

Anti-dilutive equivalent shares excluded	11,080	15,951	15,874	17,505

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2013, the Company offers the 2006 Employee Share Purchase Plan-Non-U.S. (“2006 ESPP”), the 1996 Employee Share Purchase Plan-U.S. (“1996 ESPP”), the 2006 Stock Incentive Plan (“2006 Plan”) and the 2012 Stock Inducement Equity Plan (“2012 Plan”). On September 4, 2013, at the 2013 Annual General Meeting of Shareholders, the Company’s shareholders approved amendments to, and restatement of, the 1996 ESPP and the 2006 ESPP, which included the increase of 8.0 million additional shares to be issued under these ESPP plans. Shares issued as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of goods sold	$672	$704	$1,843	$2,101
Research and development	1,906	2,430	3,840	6,018
Marketing and selling	3,057	953	5,980	5,377
General and administrative	3,278	1,135	5,749	5,163
Total share-based compensation expense	8,913	5,222	17,412	18,659
Income tax benefit	(168)	(1,043)	(2,343)	(4,090)
Total share-based compensation expense, net of income tax	$8,745	$4,179	$15,069	$14,569

As of December 31 and March 31, 2013, $0.5 million and $0.4 million of share-based compensation expense were capitalized in inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or were statutory requirements for others. The charges to expense for these plans for the three and nine months ended December 31, 2013 were $1.4 million and $4.7 million, respectively, compared to $2.0 million and $6.6 million for the three and nine months ended December 31, 2012.

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

During the nine months ended December 31, 2012, the Company’s Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the April 2012 restructuring described in Note 14. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses residing within accumulated other comprehensive loss that the Company recognized during the nine months ended December 31, 2012.

The net periodic benefit cost for defined benefit pension plans and non-retirement post-employment benefit obligations for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service costs	$2,024	$1,770	$5,953	$5,371
Interest costs	442	440	1,299	1,352
Expected return on plan assets	(405)	(378)	(1,395)	(996)
Amortization of net transition obligation	1	1	3	3
Amortization of net period service costs	53	39	157	115
Recognized net actuarial loss	263	271	772	949
Settlement costs	—	—	—	2,254
	$2,378	$2,143	$6,789	$9,048

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2013 was $4.8 million based on an effective income tax rate of 9.0% of pre-tax income, compared to $11.4 million based on an effective income tax rate of 6.2% of pre-tax loss for the three months ended December 31, 2012. For the nine months ended December 31, 2013, the income tax provision was $7.1 million based on an effective income tax rate of 9.9% of pre-tax income, compared to an income tax benefit of $26.6 million based on an effective income tax rate of 12.2% of pre-tax loss for the nine months ended December 31, 2012. The change in the effective income tax rate for the three and nine months ended December 31, 2013, compared to the three and nine months ended December 31, 2012, was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates and the treatment of restructuring expenses and goodwill impairment as discrete events in determining the annual effective tax rate in fiscal year 2013. In addition, there was a discrete tax benefit of $35.6 million during the nine months ended December 31, 2012, related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States. In the three months ended December 31, 2013, there was a discrete tax benefit of $10.0 million from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations.

During the three and nine months ended December 31, 2013, the Company incurred restructuring-related termination benefits and lease exit costs in the amount of $0.8 million and $8.6 million, respectively. In determining the Company’s estimated effective annual tax rate for fiscal year 2014, the restructuring activities were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike the $43.7 million incurred in fiscal year 2013, of which $28.2 million was incurred through December 31, 2012. The tax benefit associated with the restructuring during the nine months ended December 31, 2013 was not material.

The Company recorded a non-cash goodwill impairment charge of $214.5 million related to the video conferencing reporting unit in fiscal year 2013, of which $211.0 million was recorded in December 2012. The impairment was treated as a discrete event in fiscal year 2013 in determining the effective annual tax rate as it was significantly unusual and infrequent in nature. There was no tax benefit associated with goodwill impairment as the goodwill is not tax-deductible.

The U.S. federal research tax credit, which was extended retroactively by the American Taxpayer Relief Act of 2012 for two years from January 1, 2012, has expired as of December 31, 2013. The income tax expense for the nine months ended December 31, 2013 reflected a $0.8 million tax benefit for research tax credits.

As of December 31 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $100.4 million and $102.0 million, respectively, of which $88.6 million and $90.3 million would affect the effective income tax rate if recognized, respectively. The Company classified the unrecognized tax benefits as non-current income taxes payable.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2013, the Company had $5.6 million and $6.6 million of accrued interest and penalties related to uncertain tax positions, respectively.

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

Note 7 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2013 (in thousands):

	December 31,	March 31,
	2013	2013
Accounts receivable:
Accounts receivable	$503,270	$325,870
Allowance for doubtful accounts	(1,018)	(2,153)
Allowance for returns	(19,415)	(21,883)
Allowance for cooperative marketing arrangements	(30,847)	(24,160)
Allowance for customer incentive programs	(61,553)	(42,857)
Allowance for pricing programs	(77,490)	(55,252)
	$312,947	$179,565

Inventories:
Raw materials	$29,541	$37,504
Work-in-process	98	41
Finished goods	228,359	223,538
	$257,998	$261,083

Other current assets:
Income tax and value-added tax receivables	$19,358	$17,403
Deferred tax asset	28,109	25,400
Prepaid expenses and other assets	13,512	15,300
	$60,979	$58,103

Property, plant and equipment, net:
Plant, buildings and improvements	$69,072	$70,009
Equipment	134,106	129,868
Computer equipment	32,901	42,437
Software	80,677	80,930
	316,756	323,244
Less accumulated depreciation and amortization	(243,458)	(247,469)
	73,298	75,775
Construction-in-process	11,377	9,047
Land	2,819	2,827
	$87,494	$87,649

Other assets:
Deferred tax asset	$50,075	$53,035
Trading investments	16,439	15,599
Other assets	4,808	6,464
	$71,322	$75,098

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2013 (in thousands):

	December 31,	March 31,
	2013	2013
Accrued and other current liabilities:
Accrued personal expenses	$62,221	$40,502
Accrued marketing expenses	12,859	11,005
Indirect customer incentive programs	40,775	29,464
Accrued restructuring	3,265	13,458
Deferred revenue	22,078	22,698
Accrued freight and duty	9,912	5,882
Value-added taxes payable	7,870	8,544
Accrued royalties	4,597	3,358
Warranty accrual	12,971	11,878
Employee benefit plan obligation	1,762	4,351
Income taxes payable	9,165	2,463
Other liabilities	46,822	39,171
	$234,297	$192,774

Non-current liabilities:
Income taxes payable	$97,236	$98,827
Warranty accrual	9,689	8,660
Obligation for deferred compensation	16,440	15,631
Employee benefit plan obligation	41,133	35,963
Deferred rent	23,316	24,136
Deferred tax liability	1,769	1,989
Other liabilities	11,214	10,676
	$200,797	$195,882

The following table presents the changes in the allowance for doubtful accounts during the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Beginning of the period	$1,071	$2,239	$2,153	$2,472
Expense (reversal), net	280	141	(79)	(48)
Write-offs, net of recoveries	(333)	(12)	(1,056)	(56)
End of the period	$1,018	$2,368	$1,018	$2,368

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

The Company did not have level 3 assets and liabilities as of December 31 and March 31, 2013. The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2013		March 31, 2013
	Level 1	Level 2	Level 1	Level 2

Cash equivalents:	$156,932	$—	$119,073	$—

Trading investments for deferred compensation plan:
Money market funds	$3,257	$—	$4,220	$—
Mutual funds	13,182	—	11,379	—
	$16,439	$—	$15,599	$—

Foreign exchange derivative assets	$—	$719	$—	$1,197

Foreign exchange derivative liabilities	$—	$(1,099)	$—	$(707)

The following table presents the changes in the Company’s Level 3 available-for-sale securities during the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Beginning of the period	$—	$—	$—	$429
Sale of securities	—	—	—	(917)
Gain on sale of securities	—	—	—	831
Reversal of unrealized gain	—	—	—	(343)
End of the period	$—	$—	$—	$—

Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan. The marketable securities are classified as non-current other assets since the final sale of the investments or realization of proceeds by the plan participants are not expected within the Company’s normal operating cycle of one year. The Company has designated these marketable securities as trading investments because the participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities. The Company has no intent to actively buy and sell securities with the objective to generate profits on short-term difference in market prices.

The marketable securities are recorded at a fair value of $16.4 million and $15.6 million as of December 31 and March 31, 2013, based on quoted market prices. Earnings related to realized and unrealized gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains and losses was a gain of $0.4 million and $0.2 million for the three and nine months ended December 31, 2013, respectively, compared to unrealized trading loss of $0.1 million and trading gain of $0.1 million for the three and nine months ended December 31, 2012.

Derivative Financial Instruments

The following table presents the fair values of the Company’s derivative asset and liability instruments included in other assets and other liabilities, respectively, as of December 31 and March 31, 2013 (in thousands):

	Derivatives
	Asset		Liability
	December 31,	March 31,	December 31,	March 31,
	2013	2013	2013	2013
Designed as hedging instruments:
Cash flow hedges	$5	$1,165	$894	$—

Not designed as hedging instruments:
Foreign exchange forward contract	—	—	184	270
Foreign exchange swap contract	714	32	21	437
	714	32	205	707
	$719	$1,197	$1,099	$707

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	Net Amount of		Net Amount of Gain (Loss)
	Gain (Loss) Deferred as a		Reclassified from Accumulated		Net Amount of Gain (Loss)
	Component of Accumulated		Other Comprehensive Loss to		Immediately Recognized in
	Other Comprehensive Loss		Costs of Goods Sold		Other Inome (Expense), Net
	2013	2012	2013	2012	2013	2012
Designed as hedging instruments:
Cash flow hedges	$144	$222	$1,342	$1,137	$8	$70

Not designed as hedging instruments:
Foreign exchange forward contract	—	—	—	—	(227)	122
Foreign exchange swap contract	—	—	—	—	1,126	744
	—	—	—	—	899	866
	$144	$222	$1,342	$1,137	$907	$936

	Nine Months Ended December 31,
	Net Amount of		Net Amount of Gain (Loss)
	Gain (Loss) Deferred as a		Reclassified from Accumulated		Net Amount of Gain (Loss)
	Component of Accumulated		Other Comprehensive Loss to		Immediately Recognized in
	Other Comprehensive Loss		Costs of Goods Sold		Other Inome (Expense), Net
	2013	2012	2013	2012	2013	2012
Designed as hedging instruments:
Cash flow hedges	$(1,958)	$(2,462)	$1,526	$(440)	$54	$242

Not designed as hedging instruments:
Foreign exchange forward contract	—	—	—	—	(62)	(715)
Foreign exchange swap contract	—	—	—	—	1,869	1,179
	—	—	—	—	1,807	464
	$(1,958)	$(2,462)	$1,526	$(440)	$1,861	$706

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the three and nine months ended December 31, 2013 and 2012. Cash flows from such hedges are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $41.4 million (€30.0 million) and $38.5 million (€30.1 million) at December 31, 2013 and March 31, 2013, respectively. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at December 31 and March 31, 2013 relating to foreign currency receivables or payables were $25.7 million and $14.2 million, respectively. Open forward contracts as of December 31, 2013 consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and contracts in Euros to sell British Pounds at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2013 consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and contracts in Euros to sell British Pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at December 31 and March 31, 2013 were $31.2 million and $19.6 million, respectively. Swap contracts outstanding at December 31, 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars. Swap contracts outstanding at March 31, 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars.

The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 9 — Goodwill and Other Intangible Assets

Annual Goodwill Impairment Testing

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, the Company conducts a goodwill impairment analysis annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount.

In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment is effective for annual impairment tests done for fiscal years that start after December 15, 2011 though early adoption was permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.

Peripherals

The Company performed its annual impairment analysis of the goodwill for its peripherals reporting unit at December 31, 2013 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization of $2.2 billion as of December 31, 2013 from $1.2 billion a year ago, and budgeted-to-actual revenue performance from prior year. The peripherals reporting unit has seen an improvement in operating income from $42 million and $36 million for the three and nine months ended December 31, 2012  to $65 million and $117 million for three and nine months ended December 31, 2013, respectively. Based on the results of the qualitative assessment, the Company believes it is more-likely-than-not that the fair value of the peripherals reporting unit is greater than its carrying value.

Video Conferencing

In the quarter ended September 30, 2013, the Company implemented a restructuring plan (“this Plan”) associated with its video conferencing reporting unit to simplify its organization, better align costs with its current business and free up resources to pursue growth opportunities. This Plan resulted in the reduction of personnel, lease exit costs and the write-off of discontinued video conferencing products. In addition, actual performance was significantly less than projected results for the periods since the prior annual goodwill impairment assessment performed at December 31, 2012, due to the combination of a changing industry landscape caused by a shift to less expensive cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution. These factors resulted in the Company concluding that it was more likely than not that the fair value of its video conferencing reporting unit was less than its carrying amount. Therefore, the Company performed an interim Step 1 assessment of its video conferencing reporting unit at September 30, 2013.

The Step 1 assessment performed during the quarter ended September 30, 2013 involved measuring the recoverability of goodwill by comparing the video conferencing reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using both an income approach employing a discounted cash flow model and a market approach. The market approach model was based on applying certain revenue multiples of comparable companies to the respective revenue and earnings metrics of the reporting unit. The Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by approximately 23%, thus not requiring a Step 2 assessment of this reporting unit.

At December 31, 2013, the Company completed its impairment analysis for the goodwill of the video conferencing reporting unit by performing a Step 1 assessment as the qualitative factors that lead to the interim assessment had not significantly improved.

Key assumptions used in this Step 1 income approach analysis included the appropriate discount rates, compound annual growth rate (“CAGR”) during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period. Sensitivity assessment of key assumptions for the video conferencing reporting unit Step 1 test is presented below:

•                  CAGR assumption was 7.0% through fiscal year 2021, with a forecast decline in the remainder of fiscal year 2014, and higher growth rates from fiscal years 2015 through 2019, reducing to a growth rate of 4% in fiscal year 2021. The forecasted growth contrasts with the recent performance of the video conferencing reporting unit, when the Company experienced a decline in revenue (see Note 13 for further details). A hypothetical decrease to 2.1% in the CAGR rate, holding all other assumptions constant, would decrease the fair value of the video conferencing reporting unit below its carrying value and hence would result in the reporting unit failing Step 1 of the goodwill impairment test.

•                  Discount rate assumption was 15%. A hypothetical increase to 18.7% in the discount rate, holding all other assumptions constant, would result in the reporting unit failing Step 1 of the goodwill impairment test.

•                  Terminal growth rate assumption was 4%. A hypothetical decrease to 0% in the terminal growth rate assumption, holding all other assumptions constant, would result in the reporting unit passing Step 1 of the goodwill impairment test.

The assumptions used also included a reduction in future operating expenses as a percentage of revenue, driven by increases in forecast revenue as described above, combined with reduced operating expenses related to the fourth quarter of fiscal year 2013 and second quarter of fiscal year 2014 restructuring activities.

The annual Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value exceeded its carrying value by approximately 30%, thus not requiring a Step 2 assessment of this reporting unit. This result presents a future video conferencing reporting unit goodwill impairment risk to the Company since the margin it cleared the current Step 1 assessment was not significant.

As a result of the Company’s annual goodwill impairment assessments, there was no impairment of goodwill during the three months ended December 31, 2013.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is reasonably possible that changes in the judgments, assumptions and estimates that the Company used in assessing the fair value of the video conferencing reporting unit result in the goodwill to become impaired. A goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing its losses in such period. If the Company is required to take a substantial impairment charge, its operating results would be materially and adversely affected in such period.

Goodwill and Other Intangible Assets

During the nine months ended December 31, 2013, the Company decided not to sell its Remotes product category, previously classified as assets held for sale. This decision required the Company to assess whether the fair value of the goodwill and other intangibles related to its Remotes category were less than the carrying value of these assets. For other intangibles, carrying value was adjusted by amortization expense not taken during the periods in which it was classified as assets held for sale. The Company concluded that the carrying value of these assets was less than its fair value. Accordingly, the Company reclassified these assets from assets held for sale back to goodwill and other intangible assets at their respective carrying values, which amounted to $2.5 million for goodwill and $1.6 million for other intangible assets as of June 30, 2013.

The following table summarizes the activity in the Company’s goodwill during the nine months ended December 31, 2013 (in thousands):

	December 31, 2013
		Video
	Peripherals	Conferencing	Total
Beginning of the period	$216,744	$124,613	$341,357
Additions	202	—	202
Foreign currency movements	—	1,008	1,008
Reclassified from assets held for sale	2,469	—	2,469
End of the period	$219,415	$125,621	$345,036

The Company’s acquired other intangible assets subject to amortization were as follows (in thousands):

	December 31, 2013			March 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Trademark and tradenames	$32,101	$(30,566)	$1,535	$29,842	$(26,558)	$3,284
Technology (1)	92,088	(86,543)	5,545	73,249	(61,560)	11,689
Customer contracts	40,373	(34,134)	6,239	39,068	(28,017)	11,051
	$164,562	$(151,243)	$13,319	$142,159	$(116,135)	$26,024

(1)         During the nine months ended December 31, 2013, the Company reclassified its Retail - Remote product category and digital video security product line from assets held for sale.

Amortization expense for acquired other intangible assets was $4.5 million and $15.0 million for the three and nine months ended December 31, 2013, respectively, compared to $5.8 million and $18.4 million for the three and nine months ended December 31, 2012. The Company expects that amortization expense for the remainder of fiscal year 2014 will be $3.0 million and annual amortization expense for fiscal years 2015, 2016 and 2017 will be $8.4 million, $1.8 million and $0.1 million, respectively.

Note 10 — Financing Arrangements

In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement (“Credit Facility”) with a group of primarily Swiss banks that provided for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million and subject to certain requirements, permitted the Company to arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million. The Company also paid a quarterly commitment fee of 40% of the applicable margin on the available commitment. In December 2013, the Company on its own volition, terminated this Credit Facility and wrote-off $1.0 million of capitalized deferred loan fees. There were no outstanding borrowings at the time of termination.

The Company had several uncommitted, unsecured bank lines of credit aggregating $62.0 million at December 31, 2013. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2013, the Company had no outstanding borrowings under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $7.0 million as of December 31, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants under these credit lines.

Note 11 — Commitments and Contingencies

Operating Leases

The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company’s option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases as of December 31, 2013 amounted to $80.0 million.

In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations representing the present value of estimated remediation costs to be incurred at lease expiration.

The following table describes changes to the Company’s asset retirement obligation liability for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Beginning of the period	$1,178	$1,870	$1,750	$1,918
Accrued expenses	—	63	—	63
Expenses settled	—	(200)	(596)	(200)
Accretion	4	5	15	21
Foreign currency translation	4	32	17	(32)
End of the period	$1,186	$1,770	$1,186	$1,770

Product Warranties

All of the Company’s products are covered by warranty to be free from defects in material and workmanship for periods ranging from one to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide replacement products and parts or services to repair products under the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future requirements. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. Changes in the Company’s warranty liability for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(revised)		(revised)
Beginning of the period	$22,085	$23,537	$20,538	$25,494
Provision	4,143	4,169	10,788	10,149
Settlements	(3,568)	(3,955)	(10,993)	(11,892)
Adjustment (1)	—	—	2,327	—
End of the period	$22,660	$23,751	$22,660	$23,751

(1)         During the nine months ended December 31, 2013, the warranty liability allocated to the Company’s Retail — Remotes product category was reclassified from liabilities held for sale.

Deferred Services Revenue

The Company’s video conferencing reporting unit offers maintenance contracts for sale of the majority of its products which allow for customers to receive service and support in addition to the expiration of the product warranty contractual term. The Company also provides installation services to its customers under contractual arrangements. The Company recognizes these contracts over the life of the service period.

Changes in the Company’s deferred services revenue during the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Beginning of the period	$29,068	$27,119	$29,328	$24,568
Extended warranties issued	8,800	8,690	24,630	25,084
Amortization	(8,120)	(7,672)	(24,210)	(21,515)
End of the period	$29,748	$28,137	$29,748	$28,137

The cost of providing these services for the three and nine months ended December 31, 2013 was $1.5 million and $5.7 million, respectively, compared to $2.6 million and $6.9 million for the three and nine months ended December 31, 2012, respectively.

Purchase Commitments

At December 31, 2013, the Company had the following outstanding purchase commitments:

December 31,
2013
Inventory commitments	$97,020
Operating expenses	56,305
Capital commitments	16,892
$170,217

Commitments for inventory purchases are made in the normal course of business to original design manufacturers and to other suppliers for the Company’s internal manufacturing, the majority of the contract manufacturers and other suppliers and are expected to be fulfilled by March 2014. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. As of December 31, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under a guarantee agreement. This guarantee does not specify a maximum amount. As of December 31, 2013, there was no amount of purchase obligations outstanding under this guarantee. In addition, Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer’s purchase obligations as it relates to the Company. As of December 31, 2013, the maximum amount of this guarantee was $3.5 million, of which $1.6 million of guaranteed purchase obligations were outstanding.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. As of December 31, 2013, the maximum amount of the guarantees was $28.4 million, of which $5.2 million of guaranteed obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2013, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

The Company also indemnifies its current and former directors and certain of its current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not limited, the obligations are conditional in nature and the facts and circumstances involved in any situation that might arise are variable.

Legal Proceedings

From time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company’s business.

Note 12 — Shareholders’ Equity

Share Repurchases

In September 2008, the Company’s Board of Directors approved the September 2008 share buyback program for $250.0 million. In November 2011, an amendment to the September 2008 share buyback program (“September 2008 - amended”) was approved by the Company’s Board of Directors to enable future purchases of shares for cancellation. In August 2013, the September 2008 share buyback and September 2008 - amended share buyback programs expired. A summary of the approved share buyback programs are shown in the following table (in thousands, excluding transaction costs).

	Approved		Repurchased
Share Buyback Program	Shares	Amounts	Shares	Amounts
				(revised)
September 2008 - amended	28,465	$177,030	18,500	$170,714
September 2008	8,344	250,000	7,609	73,134
	36,809	$427,030	26,109	$243,848

During the nine months ended December 31, 2012, the Company repurchased 8.6 million shares under the September 2008-amended program. No shares were repurchased during the three months ended December 31, 2013 and 2012 and nine months ended December 31, 2013. During the three months ended December 31, 2012, 18.5 million shares were cancelled.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Cumulative	Defined	Deferred
	Translation	Benefit	Hedging
	Adjustment	Plan (1)	Gains (Losses)	Total
March 31, 2013	$(73,187)	$(20,316)	$510	$(92,993)
Other comprehensive income (loss)	3,511	(451)	(1,958)	1,102
December 31, 2013	$(69,676)	$(20,767)	$(1,448)	$(91,891)

(1)         Net of tax of $315 as of December 31 and March 31, 2013.

Note 13 — Segment Information

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(1)		(1)
Peripherals
Retail — Pointing devices	$141,757	$153,921	$387,064	$392,275
PC keyboards & desktops	108,339	110,671	311,525	302,299
Tablet & other accessories	77,010	39,398	150,280	89,021
Audio - PC	66,594	75,366	185,759	214,158
Audio - wearables and wireless	42,154	23,577	86,877	57,284
Video	38,154	41,776	105,741	116,835
PC gaming	56,214	45,111	137,324	118,567
Remotes	26,049	30,094	53,950	60,260
Other	7,120	22,474	22,961	63,269
OEM	34,542	35,300	106,581	108,693
	597,933	577,688	1,548,062	1,522,661
Video conferencing	29,957	36,812	89,724	108,136
	$627,890	$614,500	$1,637,786	$1,630,797

(1)         Certain products within the retail product families as presented in the prior year have been reclassified to conform to the current year presentation, with no impact on previously reported total peripherals sales.

The Company has two reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment encompasses the design, manufacturing and marketing of LifeSize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company’s reporting segments do not record revenue on sales between segments as such sales are not material.

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other charges.” Assets by operating segment are not presented since the Company does not present such data to the CODM.

Net sales and operating income (loss) for the Company’s reporting segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
		(revised)		(revised)
Net sales:
Peripherals	$597,933	$577,688	$1,548,062	$1,522,661
Video conferencing	29,957	36,812	89,724	108,136
	$627,890	$614,500	$1,637,786	$1,630,797

Operating income (loss)
Peripherals (1)	65,150	41,803	117,301	36,298
Video conferencing (1)	1,488	(211,163)	(14,389)	(214,084)
Operating income (loss) before other charges:	66,638	(169,360)	102,912	(177,786)

Other charges:
Share-based compensation	8,913	5,222	17,412	18,659
Amortization of intangibles (2)	4,472	5,823	14,990	18,412
	$53,253	$(180,405)	$70,510	$(214,857)

(1)         The previously reported operating income (loss) for the three and nine months ended December 31, 2012 was impacted by the errors described in Note 2 as follows: (a) For the three and nine months ended December 31, 2012, Peripherals operating income (loss) decreased by $0.1 million and increased by $1.1 million, respectively, and (b) For the three and nine months ended December 31, 2012, video conferencing operating loss decreased by $0.1 million and $0.3 million, respectively. These changes resulted from the warranty accrual and amortization of intangibles error correction.

(2)         For the three and nine months ended December 31, 2012, amortization of intangible assets increased by $0.2 million and $0.5 million, respectively.

Geographic net sales information in the table below is based on the customer location. Long-lived assets, primarily fixed assets, are reported below based on its geographical region.

Net sales to unaffiliated customers by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013	2012			2013	2012
		Reported	Adjustment (1)	Revised		Reported	Adjustment (1)	Revised
Americas	$258,682	$263,398	$(18,806)	$244,592	$661,516	$683,920	$(55,244)	$628,676
EMEA	238,143	233,132	12,981	246,113	596,719	595,188	37,287	632,475
Asia Pacific	131,065	117,970	5,825	123,795	379,551	351,689	17,957	369,646
	$627,890	$614,500	$—	$614,500	$1,637,786	$1,630,797	$—	$1,630,797

(1)         During fiscal year 2013, the Company determined that net sales to unaffiliated customers by geographic regions previously reported, including the three and nine months ended December 31, 2012, were not properly stated since amounts related to its video conferencing segment and other businesses were improperly allocated solely to the Americas region.

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 34% and 35% of net sales for the three and nine months ended December 31, 2013, respectively, compared to 34% and 33% for the three and nine months ended December 31, 2012, respectively. Switzerland, the Company’s home domicile, represented 2% and 1% of net sales for the three and nine months ended December 31, 2013, respectively, compared to 2% and 2% for the three and nine months ended December 31, 2012, respectively. No other single country represented more than 10% of net sales during these periods. One customer in the Company’s peripherals operating segment represented 15% and 14% of net sales for the three and nine months ended December 31, 2013, respectively, compared to 11% and 12% of net sales for the three and nine months ended December 31, 2012, respectively.

Long-lived assets by geographic region were as follows (in thousands):

	December 31,	March 31,
	2013	2013
Americas	$44,041	$43,357
EMEA	5,644	8,315
Asia Pacific	42,079	40,952
	$91,764	$92,624

Long-lived assets in the United States and China were $43.8 million and $35.2 million at December 31, 2013, respectively, compared to $43.2 million and $33.1 million at March 31, 2013, respectively. No other country had more than 10% of the Company’s total long-lived assets at December 31 and March 31, 2013. Long-lived assets in Switzerland were $1.9 million and $4.2 million at December 31 and March 31, 2013, respectively.

Note 14 — Restructuring

During the quarter ended June 30, 2012, the Company implemented a restructuring plan to simplify its organization, better align costs with its current business and free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the quarter ended June 30, 2012. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Charges and other costs related to the workforce reduction are presented as restructuring charges in the Condensed Consolidated Statements of Operations. During the quarter ended September 30, 2012, the Company recorded a reversal of $3.8 million in termination benefits due to the further refinement of estimates previously recorded during the quarter ended June 30, 2012. During the three and nine months ended December 31, 2012, the Company recorded a $0.2 million reversal and a $24.7 million charge, respectively, in termination benefits. In addition, during the nine months ended December 31, 2012, the Company incurred legal, consulting and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and nine months ended December 31, 2012, respectively. The Company also recorded a reversal of $0.2 million and a charge of $1.3 million in lease exit costs, primarily related to costs associated with the closure of existing facilities. In addition, charges of $3.0 million related to the discontinuance of certain product development efforts were included in cost of goods sold and a $2.2 million charge from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring that was not included in restructuring charge since it related to prior services.

During the quarter ended March 31, 2013, the Company implemented an additional restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During the quarter ended September 30, 2013, the Company recorded a reversal of $0.8 million in termination benefits due to the further refinement of estimates which were previously recorded and a $0.3 million charge in lease exit costs. During the three months ended December 31, 2013, the Company recorded charges of $0.1 million in termination benefits and $0.7 million in lease exit costs. During the nine months ended December 31, 2013, the Company recorded charges of $1.3 million in termination benefits and $1.3million in lease exit costs. The Company estimates to complete this restructuring plan by March 31, 2014.

During the quarter ended September 30, 2013, the Company implemented a restructuring plan solely affecting the video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During the three months ended December 31, 2013, the Company recorded immaterial restructuring charges related to this plan. During the nine months ended December 31, 2013, restructuring charges under this plan included $5.4 million in termination benefits and $0.6 million in lease exit costs.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

The following table summarizes restructuring related activities (in thousands):

	Restructuring
	Termination	Lease Exit
	Benefits	Costs	Other	Total
March 31. 2012	$—	$—	$—	$—
Charges	28,655	1,472	1,100	31,227
Cash payments	(4,766)	—	(429)	(5,195)
Foreign exchange	63	—	—	63
June 30, 2012	23,952	1,472	671	26,095
Charges (reversals)	(3,816)	48	1,097	(2,671)
Cash payments	(16,642)	(52)	(958)	(17,652)
Foreign exchange	—	—	14	14
September 30, 2012	3,494	1,468	824	5,786
Charges (reversals)	(188)	(182)	12	(358)
Cash payments	(2,633)	(1,104)	(774)	(4,511)
December 31, 2012	673	182	62	917
Charges (reversals)	16,437	(30)	(901)	15,506
Cash payments	(3,727)	(77)	839	(2,965)
March 31, 2013	13,383	75	—	13,458
Charges	2,004	330	—	2,334
Cash payments	(8,422)	—	—	(8,422)
Foreign exchange	(170)	—	—	(170)
June 30, 2013	6,795	405	—	7,200
Charges	4,562	903	—	5,465
Cash payments	(6,535)	(564)	—	(7,099)
September 30, 2013	4,822	744	—	5,566
Charges	119	703	—	822
Cash payments	(2,429)	(694)	—	(3,123)
December 31, 2013	$2,512	$753	$—	$3,265

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

Overview of Our Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking and audio and video communication over the Internet. We have two reporting segments: peripherals and video conferencing.

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, headphones, wireless speakers and earphones. Our internet communications products include webcams and headsets. Our digital music products include wireless speakers, earphones, headphones and custom in-ear monitors. Our gaming products include mice, keyboards, headsets and gaming controllers. For home entertainment systems, we offer the Harmony line of advanced remote controls. During the three months ended December 31, 2012, we identified a number of product categories that no longer fit with our strategic direction at that time. As a result, we made a strategic decision to divest our remote product category and digital video security product line, which was included in our video product category. During the quarter ended June 30, 2013, we updated our strategic focus and decided to retain our remote product category and continue to transition out of our digital video security product line. Since fiscal year 2013, we have been exiting other non-strategic products, such as speaker docks, and continue to evaluate non-strategic products as part of our ongoing efforts to strengthen our overall portfolio.

Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development and to bring our products to market. Our peripherals business groups are organized by the following product categories: pointing devices, PC keyboards & desktops, tablet & other accessories, audio-PC, audio-wearables & wireless, video, PC gaming and remotes. Our global marketing organization is responsible for developing and building the Logitech brand, consumer insights, public relations, social media and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (North and South America), EMEA (Europe, Middle East and Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

We sell our peripherals products to a network of distributors, retailers and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 88% and 87% of our net sales for the nine months ended December 31, 2013 and 2012, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 6% and 7% of our net sales for the nine months ended December 31, 2013 and 2012, respectively.

Our video conferencing segment encompasses the design, manufacturing and marketing of video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells LifeSize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of video conferencing products were 6% of our net sales in both the nine months ended December 31, 2013 and 2012. During fiscal year 2013, we recorded goodwill impairment charges of $214.5 million related to our video conferencing reporting segment.

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

The peripherals and video conferencing industries are intensely competitive. The peripherals industry is characterized by platform evolution, short product life cycles, continual performance enhancements, rapid adoption of technological and product advancements by competitors in our retail markets and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by some retail customers known as house brands, in response to declining consumer demand in both mature retail and OEM markets. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.

From time to time, we may seek to partner with, or acquire when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends and the evolving nature of the interface between the consumer and the digital world.

Revision of Financial Statements for the Three and Nine Months ended December 31, 2012

During the quarter ended June 30, 2013, we identified errors related to the accounting for our product warranty liability and amortization expense of certain intangible assets. The errors impacted prior reporting periods, starting prior to fiscal year 2009. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects, which amounted to $19.1 million, in the quarter ended June 30, 2013 would be material to that period’s condensed consolidated financial statements and to the expected results of operations for the fiscal year ending March 31, 2014.

We evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC SAB No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded to revise our previously issued financial statements to reflect the impact of the correction of these errors when we file subsequent reports on Form 10-Q. In addition, as a result of the decision to revise our previously issued consolidated financial statements to correct for the errors described above, we also corrected other immaterial errors that were previously uncorrected. Accordingly we filed a Form 10-K/A to revise our consolidated financial statements for the years ended March 31, 2013, 2012 and 2011 to correct for the same errors. As a result, we have also revised our condensed consolidated financial statements for the three and nine months ended December 31, 2012 from what we previously reported.

The revised financial statements corrected the following errors:

(1)         Warranty accrual — We determined that our prior warranty model did not accurately estimate warranty costs and liabilities. The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. This error impacted prior reporting periods, starting prior to fiscal year 2009, and impacted deferred tax asset classification between current and non-current assets.

(2)         Amortization of intangibles — We determined that $4.2 million in intangible assets originating from a November 2009 acquisition were never amortized. The impact of this adjustment was $2.0 million in amortization expense not properly recorded during the periods from November 2009 through the end of fiscal year 2013.

(3)         Other adjustments — We also corrected a number of other immaterial errors, including the cumulative translation adjustment related to the purchase of treasury shares, and an adjustment affecting the amount of property, plant and equipment purchased during the three months ended June 30, 2012.

The adjustments made as a result of the revisions to the historical financial statements are more fully discussed in Note 2, Revision of Previously Issued Financial Statements, to the condensed consolidated financial statements.

Summary of Financial Results

Our total net sales for the nine months ended December 31, 2013 was consistent with the nine months ended December 31, 2012. Increases in our retail sales were partially offset by decreases in our OEM and video conferencing sales.

Retail sales during the nine months ended December 31, 2013 increased 2% and units sold decreased 4%, compared to the nine months ended December 31, 2012. Retail sales increased 9% in the Americas and 3% in Asia Pacific, partially offset by a decrease of 5% in EMEA. Sales incentive spending (including pricing discounts) during the nine months ended December 31, 2013 increased 10%, compared to the nine months ended December 31, 2012, due to higher revenue combined with higher incentive spending for tablet accessories and music product categories. Sales returns expense during the nine months ended December 31, 2013 decreased 9%, compared to the nine months ended December 31, 2012, due to lower channel inventory return rate and lower channel inventory levels.

OEM sales during the nine months ended December 31, 2013 decreased 2% and units sold increased 1%, compared to the nine months ended December 31, 2012. The decline was primarily due to overall weak market conditions for sale of new desktop PCs.

Sales of video conferencing products, which were 6% of total net sales during the nine months ended December 31, 2013, decreased by 17% during the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line.

Our gross margin for the nine months ended December 31, 2013 increased to 34.5%, compared to 33.8% for the nine months ended December 31, 2012. The increase in gross margin primarily resulted from cost improvements in some of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio. The increase also resulted from negative factors affecting our gross margin during the same period of the prior fiscal year which did not exist during the nine months ended December 31, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring, and a provision for a patent dispute. The increase was partially offset by a $5.2 million write-off of discontinued video conferencing products resulting from the restructuring of our video conferencing reporting segment during the nine months ended December 31, 2013.

Operating expenses for the nine months ended December 31, 2013 were 30.2% of net sales, compared to 47.0% for the nine months ended December 31, 2012. The decrease in total operating expenses as a percentage of net sales was primarily due to a $211.0 million goodwill impairment charge during the same period of the prior fiscal year which did not exist during the nine months ended December 31, 2013 and decreases of $19.6 million in restructuring charges and $36.1 million in marketing and selling expenses due to a decline in marketing spend activities.

Net income during the nine months ended December 31, 2013 was $63.9 million, compared to a net loss of $191.9 million during the nine months ended December 31, 2012. This improvement primarily resulted from a $211.0 million goodwill impairment charge during the same period of the prior fiscal year which did not exist during the nine months ended December 31, 2013 and decreases of $19.6 million in restructuring charges and $36.1 million in marketing and selling expenses, partially offset by a shift from a $26.6 million benefit from income taxes during the nine months ended December 31, 2012 to a $7.1 million provision for income taxes during the nine months ended December 31, 2013.

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

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones and other mobile devices and for digital music, including wireless speakers and wearables such as earphones, to limit and offset the decline in our PC peripherals. We pursue growth opportunities in emerging markets, mobility-related products, products for digital music and enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

Mature and Emerging Markets. In our traditional, mature markets, such as North America, Western and Northern Europe, Japan, and Australia, although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. While we continue to pursue growth opportunities in select PC peripherals product lines in mature markets, we believe there are growth opportunities for our PC peripherals outside the mature markets. We have invested significantly in growing the number of our sales, marketing and administrative personnel in China, our largest target emerging market. We are also expanding our presence in other emerging markets.

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

Tablets and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We have started offering products to enhance the use of mobile devices. For example, we are experiencing strong demand for our tablet keyboards. Complementing our successful Logitech Ultrathin Keyboard for the iPad, we introduced the Logitech Ultrathin Keyboard for the iPad mini during the quarter ended March 31, 2013. Subsequently, during the nine months ended December 31, 2013, we continued to expand and leverage our success in this category through the introductions of keyboard folios for the iPad and iPad mini as well as folios for these products, and keyboard covers and folios for the iPad Air. During this time, we also introduced keyboard folios for the Samsung Galaxy tablet as well as the Wired Keyboard for the iPad, designed primarily for use in the classroom.

Digital Music. We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for us, based on our history of successful earphone and speaker products. Many consumers listen to music as a pervasive entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. We believe we have a solid foundation of audio solutions to satisfy consumers’ needs for music consumption, including earphones and digital music speakers. We continue to invest and introduce innovative new products in this category such as UE BOOM, a wireless speaker offering 360-degree stereo sound.

OEM Business.  Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be significant weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total sales in the future.

Trends in Other Peripherals Product Categories. Some of our other peripherals product categories are experiencing significant market challenges. As the quality of PC-embedded webcams improves along with the increasing popularity of tablets and smartphones with embedded webcams, we expect future sales of our PC-connected webcams in mature consumer markets to continue declining. During the quarter ended December 31, 2012, we identified a number of product categories that no longer fit with our strategic direction at that time. As a result, we made a strategic decision to divest our entire remotes product category and our digital video security product line included in our video product category. During the quarter ended June 30, 2013, we updated our strategic focus, deciding to retain our remote product category. We will continue to evaluate our product offerings and will exit those which no longer support our strategic direction.

Trends Specific to our Video Conferencing Segment

The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for us. However, the overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. This situation resulted in a $214.5 million goodwill impairment charge in the fiscal year ended March 31, 2013. During the quarters ended March 31, 2013 and September 30, 2013, we implemented restructuring plans affecting our video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our LifeSize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective LifeSize customers. In addition, LifeSize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions. We are also seeking to offer LifeSize products designed to enhance the use of mobile devices in video conferencing applications.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses and the disclosure of contingent assets and liabilities.

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

There have been no significant changes during the three and nine months ended December 31, 2013, except for product warranty accrual, to the nature of the critical accounting policies and no significant changes to the critical accounting estimates that were disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Product Warranty Accrual

We provide for the estimated cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected costs and knowledge of specific product failures that are outside of our typical experience. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjust the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our results of operations.

As discussed in the subsection titled, Revision of Financial Statements for the three and nine months ended December 31, 2012, we determined that our prior warranty model did not accurately accrue for costs of product warranties given to end customers, including an on-going review of the assumptions to determine the completeness and accuracy of the warranty accrual at each reporting period. The inherent flaws in the prior model involved use of generic assumptions, incomplete warranty cost data and inter-regional methodological differences. During the quarter ended June 30, 2013, we developed and implemented a new warranty model, or new model, to estimate our warranty costs and liability at each reporting period. The new model has been implemented by all regions and incorporates a waterfall method to more accurately capture consumer return behavior and a single model approach for all regions. Key assumptions used in the new model include:

•                  Warranty expenses: All warranty costs, including product, freight, handling and warehousing costs are captured by the new model.

•                  Sell-through revenue, if available: Use of sell-through revenue, defined as sales to end consumers, is relevant given that the warranty period comments on the date the consumer purchases the product.

•                  Historic product return waterfall rates: Waterfall rates are used in the new model to predict consumer product warranty returns based on historical consumer behavior patterns.

This warranty accrual error impacted prior reporting periods, starting prior to fiscal year 2009, and resulted in a $17.1 million cumulative correcting adjustment to our consolidated financial statements from the beginning of fiscal year 2009 through the end of fiscal year 2013.

Recent Accounting Pronouncement

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our cash flows, results of operations, financial position or liquidity.

Results of Operations

Net Sales

Net sales during the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
Retail	$563,391	$542,388	4%	$1,441,481	$1,413,968	2%
OEM	34,542	35,300	(2)	106,581	108,693	(2)
Video conferencing	29,957	36,812	(19)	89,724	108,136	(17)
Total net sales	$627,890	$614,500	2	$1,637,786	$1,630,797	0

During the three and nine months ended December 31, 2013, 47% and 45% of our net sales were denominated in currencies other than the U.S. dollar, compared to 47% and 46% for the three and nine months ended December 31, 2012, respectively.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2013 and 2012, the percentage change in our constant dollar net sales would have been:

	December 31, 2013
	Three Months Ended	Nine Months Ended
Retail	3%	1%
OEM	(2)	(2)
Video conferencing	(19)	(17)
Total net sales	2	—

Our retail sales during the three and nine months ended December 31, 2013 increased 4% and 2%, respectively, compared to the three and nine months ended December 31, 2012. Retail sales during the three and nine months ended December 31, 2013 increased in the Americas and Asia Pacific and decreased in EMEA, compared to the same periods of the prior fiscal year. Our retail units sold during the three and nine months ended December 31, 2013 decreased 1% and 4%, respectively, compared to the three and nine months ended December 31, 2012. Our overall retail average selling price during the three and nine months ended December 31, 2013 increased 5% and 6%, respectively, compared to the same periods of the prior fiscal year. Products priced below $40 represented 46% and 50% of retail sales during the three and nine months ended December 31, 2013, compared to 50% and 54% during the three and nine months ended December 31, 2012, respectively. Sales of retail products priced above $100 represented 16% and 15% of retail sales during the three and nine months ended December 31, 2013, compared to 15% and 13% during the three and nine months ended December 31, 2012, respectively. If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2013 and 2012, our constant dollar retail sales increase would have been an increase of 3% and 1%, respectively.

During both the three and nine months ended December 31, 2013, OEM net sales decreased 2% and units sold increased 3% and 1%, respectively, compared to the three and nine months ended December 31, 2012. The decrease in OEM net sales was primarily due to the overall weakness in market conditions for the sales of new desktop PCs.

During the three and nine months ended December 31, 2013, video conferencing net sales decreased 19% and 17%, respectively, compared to the three and nine months ended December 31, 2012. This decrease primarily resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution.

Retail Sales by Region

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

The following table presents the changes in retail units sold, retail sales and constant dollar retail sales by region for the three and nine months ended December 31, 2013, compared to the three and nine months ended December 31, 2012.

	Three Months Ended			Nine Months Ended
	December 31, 2013			December 31, 2013
	Change in		Constant	Change in		Constant
	Units	Sales	Dollar	Units	Sales	Dollar
Americas	8%	8%	9%	3%	9%	9%
EMEA	(11)	(3)	(6)	(12)	(5)	(8)
Asia Pacific	3	9	13	—	3	7
Total retail sales	(1)	4	3	(4)	2	2

Americas

During the three months ended December 31, 2013, retail sales in the Americas region increased 8%, compared to the three months ended December 31, 2012. Retail sales increased in tablet & other accessories, audio-wearables & wireless, PC gaming and PC keyboards & desktops, partially offset by decreases in non-strategic other, remotes, pointing device, audio-PC and video. The increase in tablet & other accessories was led by an increase from our Ultrathin Keyboard Cover for the iPad mini and our recently introduced Keyboard Folio suite of products designed for the iPad, iPad mini and iPad Air. The increase in audio-wearables & wireless was primarily from the UE BOOM. The increase in PC gaming was due to the recent launch of our new gaming products. The increase in PC keyboards & desktops was driven by mid-range products. Retail sales improved in the United States and Canada during the three months ended December 31, 2013, compared to the same period in the prior fiscal year. In addition, retail sell-through increased 11% during the three months ended December 31, 2013, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales in the Americas region increased 9%, compared to the nine months ended December 31, 2012. Retail sales increased in tablet & other accessories, audio-wearables & wireless, PC keyboards & desktops, pointing devices, PC gaming and video, partially offset by decreases in non-strategic other, audio-PC and remotes. The increase in tablet & other accessories was led by an increase from our Ultrathin Keyboard Cover for the iPad mini and from our recently introduced Keyboard Folio suite of products designed for the iPad, iPad mini and iPad Air. The increase in audio-wearables & wireless was primarily from the UE BOOM. The increase in PC keyboards & desktops and pointing device was driven by mid-range products. The increase in PC gaming was due to the recent launch of our new gaming products. Retail sales improved in the United States and Canada during the nine months ended December 31, 2013, compared to the same period in the prior fiscal year. In addition, retail sell-through increased 6% during the nine months ended December 31, 2013, compared to the same period in the prior fiscal year.

EMEA

During the three months ended December 31, 2013, retail sales in the EMEA region decreased 3%, compared to the three months ended December 31, 2012. Retail sales decreased in all categories except tablet & other accessories and audio-wearables & wireless. The decrease primarily reflected weakness in Russia and France, partially offset by the improvement in execution in Germany, which drove a return to growth during the three months ended December 31, 2013. In addition, retail sell-through decreased 2% in local currency during the three months ended December 31, 2013, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales in the EMEA region decreased 5%, compared to the nine months ended December 31, 2012. Retail sales decreased in all categories except tablet & other accessories, audio-wearables & wireless and remotes. We experienced a significant decrease in Germany due to execution challenges we are currently addressing. The decrease in Germany was partially offset by an increase in the United Kingdom. In addition, retail sell-through decreased 7% in local currency during the nine months ended December 31, 2013, compared to the same period in the prior fiscal year.

Asia Pacific

During the three months ended December 31, 2013, retail sales in the Asia Pacific region increased 9%, compared to the three months ended December 31, 2012. Retail sales increased in PC gaming, tablet & other accessories, audio-PC, and remotes, partially offset by decreases in non-strategic other, audio-wearable & wireless, pointing devices, PC keyboards & desktops and video. We experienced increases in China and Japan, partially offset by a decrease in India. In addition, retail sell-through increased 3% during the three months ended December 31, 2013, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales in the Asia Pacific region increased 3%, compared to the nine months ended December 31, 2012. Retail sales increased in PC gaming, tablet & other accessories, remotes and PC keyboard & desktops, partially offset by decreases in non-strategic other, audio-PC, pointing device, video and audio-wearables & wireless. We experienced increases in China and Japan, partially offset by a decrease in India. In addition, retail sell-through increased 2% during the nine months ended December 31, 2013, compared with the same period of the prior fiscal year.

Retail Sales by Product Category

Retail sales by product category during the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Retail product categories	2013	2012	Change	2013	2012	Change
Pointing devices	$141,757	$153,921	(8)%	$387,064	$392,275	(1)%
PC keyboards & desktops	108,339	110,671	(2)	311,525	302,299	3
Tablet & other accessories	77,010	39,398	95	150,280	89,021	69
Audio - PC	66,594	75,366	(12)	185,759	214,158	(13)
Audio - wearables and wireless	42,154	23,577	79	86,877	57,284	52
Video	38,154	41,776	(9)	105,741	116,835	(9)
PC gaming	56,214	45,111	25	137,324	118,567	16
Remotes	26,049	30,094	(13)	53,950	60,260	(10)
Other	7,120	22,474	(68)	22,961	63,269	(64)
	$563,391	$542,388	4	$1,441,481	$1,413,968	2

Retail Pointing Devices

During the three months ended December 31, 2013, retail sales of pointing devices decreased 8% and retail units sold decreased 5%, compared to the three months ended December 31, 2012. The decrease was primarily due to the continued weakness in the global PC market. All regions experienced a decrease. Specifically, the decrease was driven by our high-end product offerings, which decreased 39% followed by our low-end product offerings, which decreased 5%, partially offset by an increase of 2% in our mid-range product offerings, with a strong contribution from the Logitech wireless mouse M560. Retail sales of cordless mice decreased 5% and units sold increased 5%. Corded mice sales and units sold both decreased 21%. By geography, EMEA retail sales and units sold both decreased 13%, the Americas retail sales decreased 5% and units sold increased 3% and Asia Pacific retail sales decreased 3% and units sold was consistent, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales of pointing devices decreased 1% and retail units sold was consistent, compared to the nine months ended December 31, 2012. The decrease in retail sales was primarily due to the continued weakness in the global PC market. The decrease was primarily from our high-end product offerings, which decreased 20%, followed by our low-end product offerings, which decreased 5%, partially offset by an increase of 17% in our mid-range product offerings, with a strong contribution from Logitech wireless mouse M510. Retail sales of corded mice decreased 13% and units sold decreased 12%. Retail sales of cordless mice increased 1% and units sold increased 7%. By geography, EMEA retail sales decreased 8% and units sold decreased 9%, Asia Pacific retail sales decreased 3% and units sold increased 4% and the Americas retail sales and units sold both increased 7%, compared to the same period in the prior fiscal period.

Retail PC Keyboards and Desktops

During the three months ended December 31, 2013, retail sales of PC keyboards & desktops decreased 2% and units sold decreased 6%, compared to the three months ended December 31, 2012. Despite the decreases in retail sales and units sold, our wireless touch keyboard, the K400, continues to be our best-selling keyboard due to strong demand for use in the living room. Retail sales of corded and cordless keyboards decreased 28% and increased 2%, respectively, and units sold decreased 21% and increased 2%, respectively. Retail sales of corded and cordless desktops increased 22% and 5%, respectively, and units sold both increased 4%. By geography, EMEA retail sales decreased 5% and units sold decreased 13%, Asia Pacific retail sales decreased 3% and units sold decreased 7% and the Americas retail sales increased 2% and units sold increased 3%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales of PC keyboards & desktops increased 3% and units sold decreased 3%, compared to the nine months ended December 31, 2012. The sales increase was primarily due to sales increase in our cordless keyboard category, led by our wireless touch keyboard, the K400, which features an integrated touchpad and has been popular for use in the living room. Retail sales of corded and cordless keyboards decreased 17% and increased 22%, respectively, and units sold decreased 21% and increased 15%, respectively. Retail sales of corded and cordless desktops increased 12% and 4%, respectively, and units sold increased 5% and 9%, respectively. By geography, the Americas retail sales increased 10% and units sold increased 1%, EMEA retail sales decreased 2% and units sold decreased 9%, and Asia Pacific retail sales and units sold were consistent, compared to the same period in the prior fiscal year.

Retail Tablet and Other Accessories

During the three months ended December 31, 2013, retail sales of tablet & other accessories increased 95% and units sold increased 129%, compared to the three months ended December 31, 2012. This increase was driven by continued strong demand for the Logitech Ultrathin Keyboard Cover for the iPad, as well as strong sales from recently introduced products such as the Logitech Ultrathin Keyboard Cover for the iPad Mini, and from the Logitech Keyboard Folio suite of products designed for the iPad, iPad mini, and iPad Air. By geography, the Americas retail sales increased 81% and units sold increased 110%, EMEA retail sales increased 112% and units sold increased 152%, and Asia Pacific retail sales increased 104% and units sold increased 153%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales of tablet & other accessories increased 69% and units sold increased 97%, compared to the nine months ended December 31, 2012. The increase was driven by continued strong demand for the Logitech Ultrathin Keyboard Cover for the iPad, as well as strong sales from recently introduced products such as the Logitech Ultrathin Keyboard Cover for the iPad Mini and from the Logitech Keyboard Folio suite of products designed for the iPad, iPad mini, and iPad Air. The units sold increase reflects the broadening of our portfolio to address a larger portion of the tablet accessory market, including tablet cases. By geography, the Americas retail sales increased 67% and units sold increased 85%, EMEA retail sales increased 63% and units sold increased 105%, and Asia Pacific retail sales increased 86% and units sold increased 125%, compared to the same period in the prior fiscal year.

Retail Audio - PC

During the three months ended December 31, 2013, retail audio-PC sales decreased 12% and units sold decreased 8%, compared to the three months ended December 31, 2012. The decreases were primarily due to sales and units sold decreases of 16% and 5%, respectively, in PC speakers. These decreases reflect both the weakness in the overall market for new PCs and a market shift toward mobile audio devices. By geography, EMEA retail sales decreased 18% and units sold decreased 17%, the Americas retail sales decreased 7% and units sold decreased 4% and Asia Pacific retail sales increased 3% and units sold increased 13%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail audio-PC sales decreased 13% and units sold decreased 16%, compared to the nine months ended December 31, 2012. The decrease was primarily due to decreases in PC speaker sales of 15% and units sold of 14%. These decreases reflect both a weakness in the overall market for new PCs, and a market shift toward mobile audio devices. By geography, EMEA retail sales decreased 15% and units sold decreased 20%, the Americas retail sales and units sold both decreased 11% and Asia Pacific retail sales decreased 14% and units sold decreased 19%, compared to the same period in the prior fiscal year.

Retail Audio - Wearables & Wireless

During the three months ended December 31, 2013, retail audio-wearables & wireless sales increased 79% and units sold increased 27%, compared to the three months ended December 31, 2012. These increases were primarily due to a 131% increase in our wireless speakers for smartphones and tablets, driven by strong demand primarily for the UE BOOM. Retail sales of our audio wearables products continued to be weak, decreasing 13%. By geography, the Americas retail sales increased 159% and units sold increased 115%, EMEA retail sales increased 119% and units sold increased 61% and Asia Pacific retail sales decreased 13% and units sold decreased 45%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail audio-wearables & wireless sales increased 52% and units sold decreased 8%, compared to the nine months ended December 31, 2012. The increase was primarily due to a 126% increase in our wireless speakers for smartphones and tablets, driven by strong demand primarily for the UE BOOM. Retail sales of our audio wearables products continued to be weak, decreasing 35%. By geography, the Americas retail sales increased 92% and units sold increased 32%, EMEA retail sales increased 83% and units sold increased 24% and Asia Pacific retail sales decreased 9% and units sold decreased 49%, compared to the same period in the prior fiscal year.

Retail Video

During the three months ended December 31, 2013, retail video sales decreased 9% and units sold decreased 20%, compared to the three months ended December 31, 2012. The decrease was primarily due to weakness in our retail webcam product line, which declined 20% and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. The decrease in our webcam product line was concentrated in the low-end, from which we are gradually shifting away. The decrease was partially offset by strong growth in our high-end webcam category, which increased 201%, led by the webcams targeted at the Unified Communications applications. By geography, EMEA retail sales decreased 15% and units sold decreased 29%, the Americas retail sales decreased 4% and units sold decreased 22% and Asia Pacific retail sales decreased 4% and units sold increased 5%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail video sales decreased 10% and units sold decreased 28%, compared to the nine months ended December 31, 2012. The decrease was primarily due to weakness in our consumer webcam product line, which declined 17%, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. The decrease in our webcam product line was concentrated in the low-end, from which we are gradually shifting away. The decrease was partially offset by strong growth in our high-end category, which increased 35%, and our mid-range webcam category, which increased 187%, led by the webcams targeted at the Unified Communications applications. By geography, EMEA retail sales decreased 19% and units sold decreased 38%, Asia Pacific retail sales decreased 12% and units sold decreased 18% and the Americas retail sales increased 1% and units sold decreased 18%, compared to the same period in the prior fiscal year.

Retail PC Gaming

During the three months ended December 31, 2013, retail PC Gaming sales increased 25% and units sold increased 27%, compared to the three months ended December 31, 2012. The increase was primarily due to the recent launch of our new gaming products, including mice, keyboards and headsets. By geography, Asia Pacific retail sales increased 100% and units sold increased 81%, the Americas retail sales increased 20% and units sold increased 25% and EMEA retail sales increased 2% and units sold decreased 2%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail PC gaming sales increased 16% and units sold increased 14%, compared to the nine months ended December 31, 2012. This growth was primarily due to the recent launch of our new gaming products, including mice, keyboards and headsets. By geography, Asia Pacific retail sales increased 44% and units sold increased 35%, the Americas retail sales increased 30% and units sold increased 24% and EMEA retail sales decreased 6% and units sold decreased 9%, compared to the same period in the prior fiscal year.

Retail Remotes

During the three months ended December 31, 2013, retail Remotes sales decreased 13% and units sold increased 10%, compared to the three months ended December 31, 2012. The decrease in retail remotes sales primarily reflected our product portfolio optimization to increase profitability. By geography, the Americas retail sales decreased 14% and units sold increased 14%, EMEA retail sales decreased 15% and units sold decreased 17% and the Asia Pacific retail sales increased 30% and units sold increased 42%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail Remotes sales decreased 10% and units sold decreased 26%, compared to the nine months ended December 31, 2012. The decrease in remotes was primarily concentrated in our high-end products, partially offset by increases in our low-end product lines. By geography, the Americas retail sales decreased 16% and units sold decreased 19%, EMEA retail sales increased 5% and units sold decreased 46% and Asia Pacific retail sales increased 52% and units sold increased 26%, compared to the same period in the prior fiscal year.

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

During the three months ended December 31, 2013, retail sales of this category decreased 68% and units sold decreased 56%, compared to the three months ended December 31, 2012. By geography, EMEA retail sales decreased 53% and units sold decreased 65%, the Americas retail sales decreased 81% and units sold decreased 43% and Asia Pacific retail sales decreased 119% and units sold decreased 63%, compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2013, retail sales of this category decreased 64% and units sold decreased 64%, compared to the nine months ended December 31, 2012. By geography, EMEA retail sales decreased 54% and units sold decreased 67%, the Americas retail sales decreased 70% and units sold decreased 57% and Asia Pacific retail sales decreased 96% and units sold decreased 76%, compared to the same period in the prior fiscal year.

OEM

During the three months ended December 31, 2013, OEM sales decreased 2% and units sold increased 3%, compared to the three months ended December 31, 2012. The decline was primarily due to an 11% sales decrease in our pointing device product category, which reflects the weakness of the global market for desktop PCs.

During the nine months ended December 31, 2013, OEM sales decreased 2% and units sold increased 1%, compared to the nine months ended December 31, 2012. The sales decrease was primarily due to a 9% sales decrease in our pointing device product category, reflecting the weakness of the global market for desktop PCs.

Video Conferencing

During the three and nine months ended December 31, 2013, video conferencing sales decreased 19% and 17%, respectively, compared to the three and nine months ended December 31, 2012. The decrease was primarily due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving LifeSize product line and challenges in execution experienced in all geographic regions.

Gross Profit

Gross profit for the three and nine months ended December 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
		(revised)			(revised)
Net sales	$627,890	$614,500	2%	$1,637,786	$1,630,797	0%
Costs of goods sold	414,528	404,695	2	1,072,656	1,079,872	(1)
Gross profit	$213,362	$209,805	2	$565,130	$550,925	3
Gross margin	34.0%	34.1%		34.5%	33.8%

Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, outside processing costs, write-down of inventories and amortization of intangible assets.

The increase in gross margin during the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, was primarily due to cost improvements across all of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio. The improvement also resulted from negative factors affecting the nine months ended December 31, 2012 gross margin which did not exist during the nine months ended December 31, 2013, including $4.5 million in pricing actions related to the simplification of our product portfolio in the Americas and EMEA regions, $3.0 million in costs related to product development efforts that were discontinued as a result of the April 2012 restructuring and a provision for a patent dispute. The improvement was partially offset by a $5.2 million write-off of discontinued products, a product rationalization initiative resulting from the restructuring of our video conferencing reporting segment during the three months ended September 30, 2013.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
		(revised)			(revised)
Marketing and selling	$93,624	$112,698	(17)%	$287,969	$324,117	(11)%
% of net sales	14.9%	18.3%		17.6%	19.9%

Research and development	34,103	40,488	(16)	107,927	117,625	(8)
% of net sales	5.4%	6.6%		6.6%	7.2%

General and administrative	31,560	26,382	20	90,103	84,842	6
% of net sales	5.0%	4.3%		5.5%	5.2%

Goodwill impairment	—	211,000	(100)	—	211,000	(100)
% of net sales	0.0%	34.3%		0.0%	12.9%

Restructuring charges (reversals), net	822	(358)	(330)	8,621	28,198	(69)
% of net sales	0.1%	-0.1%		0.5%	1.7%

Total operating expenses	$160,109	$390,210	(59)	$494,620	$765,782	(35)
% of net sales	25.5%	63.5%		30.2%	47.0%

The decrease in total operating expenses as a percentage of net sales was primarily due to the $211.0 million goodwill impairment charge during the three and nine months ended December 31, 2012, which did not exist during the same periods of the current fiscal year, combined with the restructuring plans initiated in June 2012 and March 2013, which reduced personnel-related expenses.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

During the three and nine months ended December 31, 2013, marketing and selling expenses decreased 17% and 11%, respectively, compared to the three and nine months ended December 31, 2012. The decrease was primarily due to lower personnel-related expenses and share-based compensation expense from the reduction in worldwide workforce resulting from our recent restructuring plans. In addition, during the three months ended December 31, 2013, new product launches declined substantially since such activities were shifted to the quarter ended June 30, 2013, which caused the decrease in marketing and selling expense during the three month ended December 31, 2013 being greater than the decrease during the nine month ended December 31, 2013.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2013 and 2012, the percentage change in constant dollar marketing and selling expense would have been a decrease of 17% and 11%, respectively.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2013, research and development expense decreased 16% and 8%, respectively, compared to the three and nine months ended December 31, 2012. The decrease was primarily due to lower personnel-related expenses from the reduction in worldwide workforce resulting from our recent restructuring plans.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2013 and 2012, the change in constant dollar research and development expense would have been a decrease of 16% and 8%, respectively.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

During the three and nine months ended December 31, 2013, general and administrative expense increased 20% and 6%, respectively, compared to the three and nine months ended December 31, 2012. The increase was primarily due to higher variable compensation costs related to our improved performance and share-based compensation expense including the true-up of the forfeiture estimate upon vesting, partially offset by lower headcount and personnel-related expenses and facility-related expenses due to our recent restructuring plans combined with the write-off of the remaining lease obligations resulting from the exit of our former corporate headquarters which occurred during the quarter ended June 30, 2012.

If foreign currency exchange rates had been the same in the three and nine months ended December 31, 2013 and 2012, the percentage change in constant dollar general and administrative expense would have been an increase of 19% and 4%, respectively.

Goodwill Impairment

During the three months ended December 31, 2012, we recorded a preliminary non-cash goodwill impairment charge estimate of $211.0 million related to our video conferencing reporting unit as a result of our prior fiscal year annual goodwill impairment assessment. We did not record a goodwill impairment charge during the three months ended December 31, 2013 since the annual goodwill impairment assessment of the current fiscal year indicated that the fair value, of our video conferencing reporting unit exceeded its respective carrying value.

Restructuring Charges

Restructuring charges consist of termination benefits, lease exit costs and other charges associated with our restructuring plans.

During the quarter ended June 30, 2012, we implemented a restructuring plan to simplify our organization, better align our costs with our current business and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the quarter ended June 30, 2012. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce. During the three months ended December 31, 2012, we recorded a reversal of $0.2 million in termination benefits to affected employees due to the further refinement of estimates which were previously accrued in June 2012. During the nine months ended December 31, 2012, we recorded a charge of $24.7 million in termination benefits under this plan. Termination benefits are calculated based on regional benefit practices and local statutory requirements. In addition, we incurred legal, consulting, and other costs of $1.1 million and $2.2 million as a result of the terminations during the three and nine months ended December 31, 2012, respectively. We also recorded a reversal of $0.2 million and a charge of $1.3 million in lease exit costs primarily related to costs associated with the closure of existing facilities during the nine months ended December 31, 2012.

During the quarter ended March 31, 2013, we implemented an additional restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, we reduced our worldwide non-direct-labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During the three months ended December 31, 2013, we recorded $0.1 million in termination benefits and a $0.7 million in lease exit costs. During the nine months ended December 31, 2013, restructuring charges under this plan included $1.3 million in termination benefits and $1.3 million in lease exit costs. We expect to complete this restructuring plan during the fiscal year ending March 31, 2014.

During the quarter ended September 30, 2013, we implemented a restructuring plan solely affecting our video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During the three months ended December 31, 2013, we incurred immaterial restructuring charges related to this plan. During the nine months ended December 31, 2013, restructuring charges under this plan included $5.4 million in termination benefits and $0.6 million in lease exit costs. We expect to complete this restructuring plan by March 31, 2014.

The following table summarizes restructuring-related activities (in thousands):

	Restructuring
	Termination	Lease Exit
	Benefits	Costs	Other	Total
March 31. 2012	$—	$—	$—	$—
Charges	28,655	1,472	1,100	31,227
Cash payments	(4,766)	—	(429)	(5,195)
Foreign exchange	63	—	—	63
June 30, 2012	23,952	1,472	671	26,095
Charges (reversals)	(3,816)	48	1,097	(2,671)
Cash payments	(16,642)	(52)	(958)	(17,652)
Foreign exchange	—	—	14	14
September 30, 2012	3,494	1,468	824	5,786
Charges (reversals)	(188)	(182)	12	(358)
Cash payments	(2,633)	(1,104)	(774)	(4,511)
December 31, 2012	673	182	62	917
Charges (reversals)	16,437	(30)	(901)	15,506
Cash payments	(3,727)	(77)	839	(2,965)
March 31, 2013	13,383	75	—	13,458
Charges	2,004	330	—	2,334
Cash payments	(8,422)	—	—	(8,422)
Foreign exchange	(170)	—	—	(170)
June 30, 2013	6,795	405	—	7,200
Charges	4,562	903	—	5,465
Cash payments	(6,535)	(564)	—	(7,099)
September 30, 2013	4,822	744	—	5,566
Charges	119	703	—	822
Cash payments	(2,429)	(694)	—	(3,123)
December 31, 2013	$2,512	$753	$—	$3,265

Interest Income (Expense), net

Interest income (expense), net for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
Interest income	$438	$427	3%	$1,356	$1,654	(18)%
Interest expense	(1,460)	(313)	366	(2,218)	(1,003)	121
	$(1,022)	$114	(996)	$(862)	$651	(232)

Interest expense increased during the three and nine months ended December 31, 2013, compared to the same periods of the prior fiscal year, primarily due to the expense of $1.0 million in capitalized deferred loan fees related to our $250.0 million Senior Revolving Credit Facility which we on our own volition, terminated during the three months ended December 31, 2013.

Other Income (Expense), Net

Other income (expense) for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
Foreign currency exchange gain (loss), net	$(17)	$26	(165)%	$397	$(1,582)	(125)%
Investment income related to deferred compensation plan	883	261	238	1,126	360	213
Gain on sale of securities	—	—	—	—	831	(100)
Impairment of strategic investments	—	(3,600)	(100)	—	(3,600)	(100)
Other, net	216	(357)	(161)	(162)	(347)	(53)
	$1,082	$(3,670)	(129)	$1,361	$(4,338)	(131)

The $3.6 million investment impairment during the three months ended December 31, 2012 resulted from the write-down of an investment in a privately held company.

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Investment income for three and nine months ended December 31, 2013 and 2012 represents earnings and gains on trading investments related to our deferred compensation plan.

During the quarter ended June 30, 2012, we sold the remaining two of our available-for-sale securities for $0.9 million. This sale resulted in $0.8 million of gain recognized in other income (expense), $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

Provision for (Benefit from) Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Provision for (benefit from) income taxes	$4,810	$11,370	$7,065	$(26,616)
Effective income tax rate	9.0%	6.2%	9.9%	(12.2)%

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

The change in the effective income tax rate for the three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the treatment of restructuring expenses and goodwill impairment as discrete events in determining the annual effective tax rate in fiscal year 2013. In addition, there was a discrete tax benefit of $35.6 million during the nine months ended December 31, 2012, related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States. In the three months ended December 31, 2013, there was a discrete tax benefit of $10.0 million from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations.

During the three and nine months ended December 31, 2013, we incurred restructuring-related termination benefits and lease exit costs in the amount of $0.8 million and $8.6 million, respectively. In determining our estimated effective annual tax rate for fiscal year 2014, the restructuring activities were not treated as a discrete event as the charges were not significantly unusual and infrequent in nature, unlike the $43.7 million incurred in fiscal year 2013 of which $28.2 million was incurred through December 31, 2012. The tax benefit associated with the restructuring during the nine months ended December 31, 2013 was not material.

We recorded a non-cash goodwill impairment charge of $214.5 million related to the Video Conferencing reporting unit in fiscal year 2013, of which $211.0 million was incurred in the three months ended December 31, 2012. The impairment was treated as a discrete event in fiscal year 2013 in determining the effective annual tax rate as it was significantly unusual and infrequent in nature. There was no tax benefit associated with goodwill impairment as the goodwill is not tax-deductible.

The U.S. federal research tax credit, which was extended retroactively by the American Taxpayer Relief Act of 2012 for two years from January 1, 2012, has expired as of December 31, 2013. The income tax expense for the nine months ended December 31, 2013 reflected a $0.8 million tax benefit for research tax credits.

As of December 31 and March 31, 2013, the total amount of unrecognized tax benefits and related accrued interest and penalties due to uncertain tax positions was $100.4 million and $102.0 million, respectively, of which $88.6 million and $90.3 million would affect the effective income tax rate if recognized, respectively. We classified the unrecognized tax benefits as non-current income taxes payable.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2013, we had $5.6 million and $6.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2013, our working capital was $448.7 million, compared with $381.6 million as of March 31, 2013. The increase in working capital over the prior year was primarily due to higher receivable and cash balances, partially offset by a $36.1 million cash dividend payment in September 2013.

During the nine months ended December 31, 2013, we generated $107.9 million from operating activities. Our main sources of operating cash flows were from net income after adding non-cash expenses of depreciation, amortization, and share-based compensation expense, from an increase in accounts payable, accrued and other liabilities and from a decrease in inventories. These sources of operating cash flows were partially offset by an increase in accounts receivable. Net cash used in investing activities was $32.0 million, primarily from $32.1 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and from a $0.7 million strategic investment. Net cash used by financing activities was $30.0 million, primarily from the $36.1 million cash dividend, partially offset by $5.5 million in proceeds received from the sale of shares upon exercise of options and purchase rights.

As of December 31, 2013, we had cash and cash equivalents of $379.9 million. Our cash and cash equivalents are comprised of bank demand deposits and short-term time deposits carried at cost, which is equivalent to fair value. 60% of our cash and cash equivalents are held by our Swiss-based entities and 23% is held by our subsidiaries in Hong Kong and China. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

We have credit lines with several European and Asian banks totaling $62.0 million as of December 31, 2013. As is common for businesses in European and Asian countries, these credit lines are uncommitted and unsecured. Despite the lack of formal commitments from the banks, we believe that these lines of credit will continue to be made available because of our long-standing relationships with these banks and our current financial condition. As of December 31, 2013, there were no outstanding borrowings under these lines of credit. There are no financial covenants or cross default provisions under these facilities. We also have credit lines related to corporate credit cards totaling $7.0 million as of December 31, 2013. The outstanding borrowings under these credit lines are recorded in other current liabilities. There are no financial covenants or cross default provisions under these credit lines.

We have financed our operating and capital requirements primarily through cash flow from operations and, to a lesser extent, from capital markets and bank borrowings. Our normal liquidity for the next 12 months and our longer-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed, under our credit facilities. We believe that, based on the trend of our historical cash flow generation, and our projections of future operations and reduced expenses, our available cash balances and credit lines will provide sufficient liquidity to fund our operation for at least the next 12 months.

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013		2012
			(revised)
Accounts receivable, net	$312,947		$264,589
Inventories	257,998		277,477
Working capital	448,735		381,217
Net cash provided by operating activities	107,885		104,348
Days sales in accounts receivable (“DSO”)	45 days		39 days
Inventory turnover (“ITO”)	6.4	x	5.8	x

DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the nine months ended December 31, 2013, net cash provided by operating activities was $107.9 million, compared to $104.3 million during the nine months ended December 31, 2012. The increase was primary due to increases in net income of $255.8 million, accounts payable of $62.9 million and accrued and other liabilities of $38.1 million primarily due to an increase in purchases as well as timing of the payments, partially offset by a decrease in goodwill impairment charge of $211.0 million and an increase in accounts receivable of $130.3 million.

DSO increased by six days between the three months ended December 31, 2013 and 2012, primarily due to sales growth, changes in customer mix, timing of sales within the quarter, as well as selective reduction in early payment discounts. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the quarters ended September 30 and December 31. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the three months ended December 31, 2013 and 2012 increased primarily due to lower inventory levels.

Cash Flow from Investing Activities

Cash flows from investing activities during the nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2013	2012
		(revised)
Purchases of property, plant and equipment	(32,096)	(42,032)
Purchase of strategic investments	—	(3,970)
Acquisitions, net of cash acquired	(650)	—
Proceeds from sales of available-for-sale securities	—	917
Proceeds from return on investment from privately held companies	261	—
Purchases of trading investments for deferred compensation plan	(7,831)	(2,294)
Proceeds from sales of trading investments for deferred compensation plan	8,311	2,309
	(32,005)	(45,070)

Our expenditures for property, plant and equipment during the nine months ended December 31, 2013 and 2012 were primarily normal expenditures for leasehold improvements, computer hardware and software, tooling and equipment. During the nine months ended December 31, 2013, purchases of property, plant and equipment decreased, compared with the nine months ended December 31, 2012, primarily due to leasehold improvements related to our new Silicon Valley campus during the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, we invested $0.7 million in a strategic investment. During the nine months ended December 31, 2012, we sold our two remaining available-for-sale securities for $0.9 million.

The purchases and sales of trading investments in the nine months ended December 31, 2013 and 2012 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2013 and 2012 (in thousands):

	Nine Months Ended
	December 31,
	2013	2012
		(revised)
Payment of cash dividends	(36,123)	(133,462)
Purchases of treasury shares	—	(87,812)
Proceeds from sales of shares upon exercise of options and purchase rights	8,465	8,843
Tax withholdings related to net share settlements of restricted stock units	(2,937)	(1,995)
Excess tax benefits from share-based compensation	572	26
	(30,023)	(214,400)

During the nine months ended December 31, 2013, we paid an annual cash dividend of $36.1 million, compared to a special one-time distribution of $133.5 million during the nine months ended December 31, 2012. During the nine months ended December 31, 2012, we repurchased 8.6 million shares for $87.8 million under the Company’s amended September 2008 buyback program. The amounts of the repurchases include transaction costs incurred as part of the repurchase.

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

For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $117.1 million in fiscal year 2013. During fiscal year 2013, our normal level of cash and cash equivalents was significantly reduced by the  special one-time distribution of CHF 125.7 million (U.S. dollar amount of $133.5 million at the time it was paid) out of retained earnings, and by the $87.8 million in share repurchases during this period. During the nine months ended December 31, 2013, we generated cash from operations of $107.9 million, partially offset by a cash dividend payment of CHF 33.7 million (U.S. dollar amount of $36.1 million at the time it was paid) out of retained earnings. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Contractual Obligations and Commitments

As of December 31, 2013, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments as of December 31, 2013 (in thousands):

December 31,
2013
Inventory commitments	$97,020
Operating expenses	56,305
Capital commitments	16,892
Operating leases	80,002
Income taxes payable	97,236
Deferred compensation	16,440
Pension and post-employment benefits	42,895
Other non-current obligations	11,214
$418,004

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. As of December 31, 2013, our asset retirement obligations on these leases were $1.2 million.

Purchase Commitments

At December 31, 2013, we have fixed purchase commitments of $97.0 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the three months ended March 31, 2014. We also had commitments of $56.3 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $16.9 million and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

As of December 31, 2013, we had $97.2 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for recognized uncertain tax positions, compared to $98.8 million as of March 31, 2013.

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

Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes of the unrecognized tax benefits within the next twelve months.

Obligation for Deferred Compensation

As of December 31, 2013, we had $16.4 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

Pension and Post-Employment Obligations

As of December 31, 2013, we had $42.9 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.8 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

Guarantees

Logitech International S.A., the parent holding company, has guaranteed payment of the purchase obligations of various subsidiaries from certain component suppliers. The maximum potential future payment under the guarantee arrangements is limited to $30.0 million. As of December 31, 2013, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under one guarantee agreement. This guarantee does not specify a maximum amount. As of December 31, 2013, there was no amount of purchase obligations outstanding under this guarantee. Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer’s purchase obligations as it relates to us. As of December 31, 2013, the maximum amount of this guarantee was $3.5 million, of which $1.6 million of guaranteed purchase obligations were outstanding.

Logitech International S.A. and Logitech Europe S.A. have guaranteed certain contingent liabilities of various subsidiaries related to transactions occurring in the normal course of business. As of December 31, 2013, the maximum amount of the guarantees was $28.4 million, of which $5.2 million of guaranteed obligations were outstanding.

Indemnifications

We indemnify certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2013, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

We also indemnify our current and former directors and certain of our current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

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

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the functional currency, where the net exposure is greater than $0.5 million as of December 31, 2013. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the functional currency as compared with the transaction currency (in thousands):

		December 31, 2013
		Net Exposed	Foreign Exchange
		Long (Short)	Gain (Loss) from 10% Change
Currency		Currency	in Functional Currency
Functional	Transactional	Position	Appreciation	Depreciation
Euro	British Pound	$21,210	$(1,928)	$2,357
Taiwanese Dollar	U.S. Dollar	16,359	(1,487)	1,818
U.S. Dollar	Australian Dollar	14,343	(1,304)	1,594
U.S. Dollar	Canadian Dollar	3,599	(327)	400
Singapore Dollar	U.S. Dollar	3,108	(283)	345
U.S. Dollar	Indian Rupee	1,024	(93)	114
Euro	Romanian Leu	758	(69)	84
Korean Won	U.S. Dollar	752	(68)	84
Swiss Franc	British Pound	(602)	55	(67)
Euro	Hungarian Forint	(687)	62	(76)
Euro	Utd. Arab Emir. Dirham	(713)	65	(79)
Euro	Norwegian Kroner	(717)	65	(80)
Euro	Swedish Krona	(954)	87	(106)
U.S. Dollar	Euro	(999)	91	(111)
U.S. Dollar	Swiss Franc	(2,083)	189	(231)
Mexican Peso	U.S. Dollar	(11,000)	1,000	(1,222)
Japanese Yen	U.S. Dollar	(19,047)	1,732	(2,116)
Chinese Renminbi	U.S. Dollar	(52,444)	4,768	(5,827)
		$(28,093)	$2,555	$(3,119)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. However, the functional currency of our Chinese operating subsidiary is the U.S. Dollar as its sales and trade receivables are transacted in U.S. Dollars. To hedge against any potential significant appreciation of the CNY, we maintain a portion of our cash investments in CNY-denominated accounts. As of December 31, 2013, net liabilities held in CNY totaled $52.4 million. We continue to evaluate the level of net assets held in CNY relative to component and raw material purchases and interest rates on cash equivalents.

Derivatives

We enter into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. We have designated these derivatives as cash flow hedges. Logitech does not use derivative financial instruments for trading or speculative purposes. These hedging contracts generally mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense). As of December 31, 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $41.4 million (€30.0 million). Deferred realized losses of $0.5 million are recorded in accumulated other comprehensive loss as of December 31, 2013, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.8 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of December 31, 2013 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These forward contracts generally mature within three months. We may also enter into foreign exchange swap contracts to economically extend the terms of its foreign exchange forward contracts. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

As of December 31, 2013, the notional amounts of foreign exchange forward contracts outstanding relating to foreign currency receivables or payables were $25.7 million. As of December 31, 2013, open forward contracts consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and contract in Euros to sell British Pounds. As of December 31, 2013, the notional amount of foreign exchange swap contracts outstanding was $31.2 million. As of December 31, 2013, swap contracts outstanding consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars. As of December 31, 2013, unrealized net loss on the contracts outstanding was $0.5 million.

If the U.S. Dollar had appreciated by 10% at December 31, 2013 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $6.7 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. Dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $9.9 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2013 period end rates would not have a material effect on our results of operations or cash flows.

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

Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2013 that continued to exist as of December 31, 2013:

(a)         We did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the Condensed Consolidated Statement of Cash Flows, the Condensed Consolidated Statement of Comprehensive Income (Loss) and disclosures in the notes to the condensed consolidated financial statements. While this control deficiency did not result in any material misstatement of our historical financial statements through June 30, 2013, it did result in audit adjustments to the Condensed Consolidated Statement of Cash Flows, the Condensed Consolidated Statement of Comprehensive Income (Loss) and disclosures in the notes to the Company’s fiscal year 2013 consolidated financial statements and revisions to the Company’s condensed consolidated financial statements for the interim periods ended June 30, September 30 and December 31, 2012 and will result in additional similar revisions to our interim condensed consolidated financial statements for the interim period ended March 31, 2013 when reported in fiscal year 2014, if applicable to the interim condensed consolidated financial statements.

(b)         We did not design and maintain effective controls related to developing an appropriate methodology to accrue costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual. While this control deficiency did not result in any material misstatement of our historical financial statements as of March 31, 2013, it did result in adjustments to our cost of goods sold and warranty accrual accounts and revisions to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal year 2013 and 2012.

Additionally, these control deficiencies could result in a misstatement to the Company’s condensed consolidated financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined these control deficiencies constitutes material weaknesses.

Management’s Plan for Remediation

Logitech’s management has been actively engaged in implementing a remediation plan to fully address the fiscal 2013 material weaknesses. To date, remediation efforts taken by management include the following:

•                  implemented new controls and improved existing controls over financial reporting, including disclosures in the notes to the financial statements, and the preparation, review, and approval of the statement of cash flows and statement of comprehensive income;

•                  implemented new controls to accrue for product warranty costs, including an on-going review of assumptions within the methodology to capture all relevant costs related to product warranties given to end customers;

•                  hired additional resources in the area of SEC reporting and technical accounting, engaged consultants to further assist in the financial reporting process,  and developed a process for more comprehensive review of the financial statements; and

•                  increased training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

Logitech’s management believes the foregoing efforts will effectively remediate the fiscal 2013 material weaknesses.  As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures are required to address the material weaknesses or decide to modify the remediation plan described above.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are discussed above in Management’s Plan for Remediation.

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

•                  Our sales are impacted by consumer demand and current and future global economic conditions, and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

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

•                  Since the beginning of fiscal year 2013, we have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories for mobile devices and digital music. We may not achieve the cost savings or other anticipated benefits from these efforts, and such efforts may cause our operating results to fluctuate from quarter to quarter, making our results difficult to predict.

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

Tablets and Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets with touch interfaces is rapidly changing the consumer PC market. In our retail channels, tablets and other mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use with tablets and other mobile devices is still uncertain. The increasing popularity of tablets and other mobile devices have decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and other mobile devices, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

Digital Music. We are focused on products for the consumption of digital music as a future sales growth area. During fiscal year 2013, we increased our product development and marketing investment in digital music. However, several of our product launches were not as successful as we had expected due to a combination of our decision to limit our investment in lifestyle brand marketing and weak competitive differentiation. This remains a new market for us, and we still face a steep learning curve. Historically our audio product development and marketing efforts have focused primarily on products for the PC platform and on sound quality. This past experience has not been transferable to the consumption of music through mobile devices such as tablets and smartphones, where we believe consumers put a greater emphasis on features such as convenience and brand. In addition, competition in the digital music consumption category is intense, and we expect it to increase. If we are not able to identify product development and marketing skill gaps, resolve them, and introduce differentiated product and marketing strategies to separate ourselves from competitors, our digital music efforts will not be successful, and our business and results of operations could be adversely affected.

PC Gaming.  We are building a diverse business that includes PC, console and mobile gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we will not get the correct investment profile in place and our business and results of operations could be adversely affected.

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

Microsoft, Apple and Google are leading producers of operating systems, hardware and applications with which our mice, keyboards and other peripherals are designed to operate. In addition, Microsoft, Apple and Google each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple and Google each may be able to improve the functionality of its own peripherals, if any, or may choose to show preference to our other competitors in improving the functionality of their peripherals, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google or other competitors may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

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

Tablet and Other Mobile Device Accessories. We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone, and Android products. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the front runners in the tablet keyboard market, and as we continue to expand our product portfolio to other tablet and mobile device products, we expect the competition will increase. Microsoft already has introduced tablets that come with keyboards. If other large tablet and mobile device manufacturers, such as Apple and Samsung, offer tablet keyboards and other accessories along with their tablet and other mobile device products without substantially growing the peripherals market, it could adversely affect our ability to succeed in this important growth category.

Audio - PC.  In the PC speaker business, our competitors include Bose, Cyber Acoustics, Altec Lansing LLC and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing.

Audio - Wearables & Wireless.  Our competitors for non-PC audio products, such as earphones and wireless speakers, include Skullcandy, Beats Electronics, Bose, Sennheiser and Jawbone, each of which have higher consumer recognition and retailer shelf space than we do.

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

Video Conferencing.  We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower-end of the video conferencing market with our LifeSize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod and iPhone and Android phones and tablets. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. If we are unable to effect such sales on favorable terms or if such realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. In addition, discontinuing products with service components may cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A, we identified material weaknesses in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

During fiscal years 2014 and 2015, we have been devoting and plan to continue to devote significant resources to the upgrade of our worldwide business application suite to Oracle’s version R12. Oracle has already begun to discontinue its support for our current business application suite, version 11i. As a result of that discontinued support or our upgrade or both, we may experience difficulties with our systems, management distraction, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

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

January 30, 2014