Form 10-K
period 2014-03-31
LOGITECH INTERNATIONAL SA
filed 2014-11-13
CIK 1032975

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

(510) 795-8500
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Registered Shares par value CHF 0.25 per share	The NASDAQ Global Select Market; SIX Swiss Exchange

          Securities registered or to be registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 27, 2013, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was approximately $1,324,236,669. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

          As of November 10, 2014, there were 163,259,279 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

        In this Annual Report on Form 10-K, the registrant is (a) restating its consolidated financial statements for the fiscal year ended March 31, 2012; (b) revising its consolidated financial statements as of and for the fiscal year ended March 31, 2013; (c) restating the Selected Financial Data in Part II, Item 6 as of March 31, 2012 and 2011, and for the year ended March 31, 2011; and (d) revising the Selected Financial Data in Part II, Item 6 as of and for the year ended March 31, 2010. This Annual Report on Form 10-K also includes (a) in Part II, Item 8, revised unaudited quarterly financial data for each of the first three quarters in the fiscal years ended March 31, 2014 and 2013, and restated unaudited quarterly financial data for the quarter ended June 30, 2011, as originally included in the Company's Quarterly Reports on Form 10-Q for those respective periods and revised unaudited quarterly financial data for the fourth quarter in the fiscal year ended March 31, 2013, as originally included in the Company's Fiscal Year 2013 Annual Report on Form 10-K/A, Part II, Item 8 and (b) in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", a revised discussion and analysis as of and for the fiscal years ended March 31, 2013 and 2012. In addition, in lieu of filing an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the registrant is including restated consolidated statements of operations and cash flows and balance sheet information as of and for the quarter ended June 30, 2011 in Part II—Item 8 and restated discussion and analysis for that period in Part II—Item 7. The restatement is due to a material accounting misstatement relating to inventory valuation reserves and supplier liabilities related to such inventories of the Company's now-discontinued Revue product identified through an independent investigation conducted by the registrant's Audit Committee, as well as other accounting errors identified by the Audit Committee's investigation and by management. In conjunction with recording of the adjustments related to this restatement, the Company recorded other immaterial adjustments to the consolidated financial statements or financial information included in this Form 10-K for the fiscal years ended March 31, 2013, 2012, 2011 and 2010. For a more detailed explanation of the investigation and the restatement, please see Part II—"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement and Revision of Previously Issued Consolidated Financial Statements" and "Item 8: Financial Statements and Supplementary Data—Note 2 of Notes to Consolidated Financial Statements."

        In addition to the restated and revised consolidated financial information for this Annual Report on Form 10-K, it also contains revised financial discussion and analysis regarding the fiscal years 2013 and 2012. This revised disclosure is contained in Part I—" Item 1A: Risk Factors—Risks Related to Our Internal Control Over Financial Reporting and the Restatement of Our Previously Issued Financial Statements," Part II—" Item 6: Selected Consolidated Financial Data," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement and Revision of Previously Issued Consolidated Financial Statements," "Item 8: Note 2—Restatement and Revision of Previously Issued Consolidated Financial Statements", "Item 8: Supplementary Data—Quarterly Financial Data" and "Item 9A: Controls and Procedures." The Company believes that presenting this information regarding the restated and revised periods in this Annual Report allows investors to review all pertinent data in a single presentation. The Company has neither filed amendments to (a) the Quarterly Reports on Form 10-Q for the first three quarters in the fiscal years ended March 31, 2014, 2013, 2012, 2011 or 2010 nor to (b) the Annual Report on Form 10-K for the years ended March 31, 2013, 2012, 2011 or 2010 (collectively, the "Affected Reports"). Accordingly, investors should rely only on the financial information and other related disclosures regarding the restated and revised periods in this Annual Report on Form 10-K, and not on the corresponding information and disclosures in the affected reports.

        The adjustments made to the historical consolidated financial statements as a result of the restatement are more fully discussed in Note 2, Restatement and Revision of Previously Issued Financial Statements, to the Consolidated Financial Statements included in Part II—Item 8, Financial Statements and Supplementary Data.

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

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include statements related to:

  •
  Our business strategy and investment priorities for fiscal year 2015 and beyond, considering competitive offerings and evolving consumer demand trends affecting our products and markets, fluctuations in currency exchange rates, and current and future general regional economic conditions;

  •
  Our business and product plans for fiscal year 2015 and beyond, including the impact of reducing complexity in our product portfolio, new product introductions, and product innovation on future operating results and anticipated operating costs;

  •
  Our belief that market opportunities for Logitech products are significant in emerging markets such as China, Eastern Europe and Latin America;

  •
  Our belief that Logitech is well positioned to compete in providing products and services to enterprise markets with video and audio solutions that support unified communication platforms;

  •
  Our belief that Logitech is well positioned to benefit from the growth of the PC Gaming market and that there are significant opportunities for Logitech peripherals with customers of PC and Mac computers;

  •
  Our belief that there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile platforms;

  •
  Our belief that we will continue to improve profitability in our video conferencing, infrastructure and services business in mature markets;

  •
  Our plans for capital investments and research and development;

  •
  Our ability to comply with current and future regulations affecting our products;

  •
  Our ability to project product failure rates or repair costs;

  •
  Our belief that the restructuring plans implemented in fiscal year 2014 will reduce costs and expenses and improve future performance and the potential for additional restructuring plans;

  •
  Our belief that the implementation of our remediation plan is adequate in order to remediate the identified material weaknesses in the future;

  •
  Our expectations regarding our share buyback program;

  •
  The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs; and

  •
  The Board of Directors has full confidence in its current management under the leadership of its Chief Executive Officer and Chief Financial Officer.

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

  •
  Our decisions to prioritize investments in peripherals for PC Gaming, tablets and digital music consumption, in growing our sales in China and other high-potential emerging markets, in reducing complexity in our product portfolio, in growing our sales to enterprise customers, in expanding sales of our Lifesize division, and in our other investment priorities, and the impact of those decisions on our current operations and future performance;

  •
  The effect of pricing, product, marketing and other initiatives by our competitors and our reaction to them on our net sales, gross margins, and profitability;

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

  •
  The impact on our net sales, operating expenses and profitability due to changes in worldwide economic and business conditions, including fluctuations in currency exchange rates;

  •
  The influence of our product introductions and marketing activities, and the impact of reducing complexity in our product portfolio and on our net sales and profitability growth;

  •
  Our ability to implement workforce reductions, planned product initiatives, improvements in operating efficiencies and financial performance, and reductions in operating costs, associated with the restructuring; and

  •
  The adverse conclusion of one or more ongoing tax audits in various jurisdictions or a material assessment by a governing tax authority that would adversely affect our profitability.

        Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could,""estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors, as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or "SEC." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

  Peripherals

        Our peripherals segment, which includes retail and OEM channels, encompasses the design, manufacturing and marketing of peripherals for personal computers (PCs), tablets and other digital platforms. We sell our peripherals products to a network of distributors, retailers and OEMs.

  Retail Channel

        Our retail peripherals product categories, which we classify as growth, profit maximization or non-strategic, are defined as follows:

  Growth Categories:

  •
  PC Gaming:  Includes PC Gaming mice, keyboards, headsets, gamepads and steering wheels.

  •
  Tablet & Other Accessories:  Includes keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

  •
  Mobile Speakers:  Includes portable wireless Bluetooth speakers.

  Profit Maximization Categories:

  •
  Pointing Devices:  Includes PC-related mice, touchpads and presenters.

  •
  PC Keyboards & Desktops:  Includes PC keyboards, keyboards used in living rooms and keyboard/mice combo products.

  •
  Audio—PC & Wearables:  Includes PC speakers, PC headsets and in-ear headphones.

  •
  Video:  Includes retail webcam products as well as Unified Communications webcams.

  •
  Remotes:  Includes our Harmony product line.

  Non-Strategic:

  •
  Other:  This category comprises a variety of products which we currently intend to transition out of, or have transitioned out of, because they are no longer strategic to our business. Products currently included in this category are television (TV) camera, Digital Video Security (DVS),other gaming products not included in our Growth Category and music products, including over-ear headphones, TV and home speakers, Google TV products, and some PC Keyboards & Desktops accessories.

        We sell our peripherals products to a network of retailers, including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes consumer electronics distributors, retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 88%, 87% and 86% of our net sales for the fiscal years 2014, 2013 and 2012, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers.

  OEM Channel

        Our OEM customers include the majority of the world's largest PC manufacturers. For the fiscal years 2014, 2013 and 2012, Sales to OEM customers were 6%, 7% and 8% of our net sales, respectively.

  Video Conferencing

        Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize-branded video conferencing products, infrastructure and services for small and medium size enterprises, public sector, and other business markets. Video conferencing products include SaaS video service, scalable HD (high-definition) video communication endpoints, video conferencing infrastructure software and appliances to support large-scale video deployments, and services to support these products. The video conferencing segment maintains a dedicated marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business. We sell our video conferencing products and services to distributors, value-added resellers, OEMs, and direct enterprise customers. Sales of video conferencing products were 6%, 7%, and 6% of our net sales in the fiscal year 2014, 2013 and 2012, respectively. Our video conferencing segment also has infrastructure functions, including finance, legal, information technology, and facilities that are separate, but coordinated with our peripherals business.

Industry Overview

        Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumers, businesses and institutional applications, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. These trends have created opportunities for new applications, new users and dramatically richer interaction between people and digital content.

        In the last several years, the PC market has changed dramatically and there continues to be weakness in the global market for new PCs. This dynamic has negatively impacted our net sales in our PC-related categories. The decline in popularity of Desktop PCs, combined with the increased interest in smaller, touch-interfaced computing devices (such as smartphones and tablets) has rapidly changed the market for PC peripherals, while creating opportunities for new peripheral categories. Although the installed base of PC users is large in our traditional mature markets, (the United States, Canada, Western and Nordic Europe, Japan and Australia), consumer demand for PCs has declined in recent years and we believe this trend will continue in future years.

        In both mature and emerging markets, a strong installed base of business and enterprise customers purchase peripherals for their PCs. We are experiencing growth in the popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, which have created new markets and usage models for mobile peripherals and accessories. Logitech offers peripherals and accessories to enhance the use of such digital platforms. For example, consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices. Consumers are also enhancing their tablet experience with a range of keyboards and cases such as the Ultrathin Keyboard Cover for the iPad that enable them to create, consume and do more with their tablets conveniently and comfortably.

        The use of video across multiple platforms—PCs, laptops and mobile devices such as tablets and smartphones—is a continuing trend among consumers. The video communication industry continues to make progress towards a vision in which people can conduct a video call from any of these platforms to any other platform. Lifesize has showcased such video collaboration by enabling video calling among PCs, Macs, tablets, smartphones and video conference equipment.

        The trend among businesses and institutions to use video conferencing is even more prevalent than consumer use of video calling, and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of higher Internet bandwidth, video conferencing is becoming a key component of Unified Communications (UC), which is the integration of enterprise-class collaboration and communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. With large, well-financed competitors such as Cisco Systems, Inc., Microsoft Corporation and Polycom, Inc. participating in this market, the competition is intense. However, we believe that Logitech is well positioned with a targeted product portfolio to compete with differentiated video and audio solutions that support the emerging UC platforms.

        Finally, we believe that trends established in the consumer technology market, such as brand identity, affordability, ease of installation and use, customer support, and visual appeal, have become important aspects of the purchase decision when buying a consumer electronics product. These are strengths that we believe Logitech offers in both consumer and enterprise markets.

Business Strategy

        Logitech's current strategic objectives are to: (1) create sustained growth by investing in growth opportunities, (2) continue to maximize profitability from our PC peripherals, (3) develop a world-class design company, and (4) deliver operating leverage to improve profitability and to create the capacity to invest in growth.

        As sales of PCs have declined over the past several years, sales of peripherals targeted for the PC platform have similarly diminished and affected our growth. As a result, we are focusing our investments in product categories with growth opportunities in which we can leverage our areas of expertise, competitive advantages and technology.

        Within the overall PC peripherals market, gaming peripherals present a significant opportunity for growth. The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.

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

        For today's consumers, listening to music is a popular entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Logitech has been able to leverage its expertise and experience in audio solutions to create products to take advantage of this trend.

        Our core product categories focus on the substantial worldwide installed base of PC and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. We believe that the market for PC peripherals will continue to present opportunities for increased profitability. The installed base of users is large, and the market dynamics provide an opportunity to drive our profitability.

        Our video conferencing segment focuses on high-definition universal video collaboration for businesses and institutions. We believe that our strategy of high quality experience combined with a compelling price/performance advantage will allow us to continue to develop profitability in our video conferencing, infrastructure and services business in mature markets, as well as expand into emerging markets.

        As we continue to shift the focus of our investment from PC peripherals to our growth categories, our business approach is changing as well. Our product development process and responsiveness to our consumers have become faster. We laid the foundation in fiscal year 2014 for building a design company that leverages technology, innovation and consumer insights. We are continuing to build on this foundation by making design a more integral part of our product development with the goals of creating fewer but more impactful products while increasing consumer satisfaction.

        We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world. We continue to evaluate non-strategic products as part of our ongoing efforts to strengthen our overall portfolio.

        Our turnaround strategy over the past couple of years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We are continuing this strategy with the rationalization of our infrastructure and marketing activities and with our efforts to reduce operating expenses including indirect procurement. Our intention is to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth.

Product Strategy

        To take advantage of the opportunities we anticipate in the growing digital marketplace, Logitech's product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many digital devices used by today's consumers and enterprises.

PC Gaming

        Our strategy is to continue innovating sophisticated gaming interfaces, by leveraging our deep R&D expertise, which will provide precise and engaging gaming experiences.

Mobile Devices

        To seize the growth opportunities in the peripherals market for mobile devices, we are focusing on innovating new features and products to provide excellent consumer experience, and on reducing product cycle time to meet the evolving market demand and frequent introductions of new devices. We have developed a range of products for the tablet market, for both Apple and Android platforms. Recently introduced products for tablets include the Logitech Ultrathin Keyboard Cover for the iPad Mini; the Logitech Keyboard Folio suite of products designed for the iPad, iPad mini, iPad Air, and Logitech PRO for Samsung Galaxy NotePRO 12.2 and Samsung Galaxy TabPRO 12.2. We believe there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile devices.

Digital Music

        Logitech has a solid foundation of audio solutions designed to satisfy consumers' needs for music consumption sourced from a variety of platforms. These platforms include music services, Internet radio and mobile devices such as tablets and smartphones. Our music solutions are focused primarily on wireless speakers.

PC/Mac Accessories

        Logitech continues to provide new, innovative, high-performance PC and Mac computer navigation devices and audio and video products for the large installed base of PC and Mac computers and for the enterprise market.

Remote Controls

        Logitech's Harmony brand of Remotes is well recognized as the leader in huge performance remote controls for home entertainment. We believe this expertise provides a strong foundation for remote controls in the digital home.

Video Conferencing

        Our Lifesize division represents our focused investment in the growth of video communications in enterprises and business organizations. Lifesize is a leader in HD communication innovation at multiple price points, offering complete and scalable solutions including hardware, software, endpoints, services and infrastructure to small and medium enterprises. Lifesize is addressing the video conferencing market with affordable and simplified systems that align video with the way people work.

Design & Technological Innovation

        Logitech seeks to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, and the meeting room, in addition to the PC, as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe this expansion of access points provides additional attractive opportunities for Logitech because the relevance and importance of navigation, interaction, video and audio interfaces and applications remain substantially the same across platforms.

        We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products and technologies. Three of Logitech's products were selected as 2014 CES (Computer Electronics Show) Innovation Award honorees, including the Logitech Wireless All-in-One Keyboard TK820, a slim, wireless keyboard with a built-in touchpad that integrates typing, touch and gestures, giving you everything you need to control and navigate your computer in one device; the Logitech G602 Wireless Gaming Mouse that delivers 250 hours of non-stop gaming battery life when in performance mode, and up to 1,440 hours of battery life in endurance mode; and the Logitech G430 Surround Sound Gaming Headset, a headset that creates an immersive 360-degree positional sound field and features headset ear cups that are covered in a washable, sports performance mesh cloth that provides a comfortable fit even after many hours of use.

        During fiscal year 2014, seven of Logitech's products won the 2014 iF product design award for excellence in the computer and audio/video categories. This year's winners are the UE BOOM, Logitech FabricSkin Keyboard Folio, Logitech G602 Wireless Gaming Mouse, Logitech Ultrathin Touch Mouse, Logitech Wireless Rechargeable Touchpad T650, Logitech Bluetooth Illuminated Keyboard K810 and Logitech Bluetooth Speakers Z600. During fiscal year 2014, Logitech also won Red Dot awards for the UE

BOOM, Logitech G602 Wireless Gaming Mouse, Logitech Ultrathin Touch Mouse, and Logitech Illuminated Living Room Keyboard K830 and Good Design awards for UE BOOM, Logitech FabricSkin Keyboard Folio for iPad Air, Logitech G602 Wireless Gaming Mouse, Logitech Wireless Rechargeable Touchpad T650, Logitech Bluetooth Illuminated Keyboard K810, and Logitech G600 MMO Gaming Mouse.

        Logitech is committed to meeting consumers' needs for peripheral devices; and believes that design & innovation, value and product quality are important elements in gaining market acceptance and strengthening our market position.

Products

        Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. We sell our peripherals products to a network of distributors and retailers and to OEMs. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize video conferencing products, infrastructure and services for the enterprise, public sector, and other business markets. We sell our Lifesize products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers.

        Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation and development, and for bringing our products to market. Our marketing team is responsible for supporting the Logitech brand, public relations and social media, and digital marketing. Our design team provides creative leadership, consumer insights, design direction and management from concept exploration to product and experience execution. Our retail sales and marketing activities are organized into three geographic regions: Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Japan, Australia, Taiwan, India and other countries). Our infrastructure functions, including finance, legal, information technology, and facilities, are managed globally to support the business areas.

Peripherals

  Growth Categories

  PC Gaming

        Logitech offers a full range of dedicated game controllers for PC gamers including mice and keyboards, headsets, gamepads and steering wheels. Some of our products in this category include:

  •
  The Logitech G27 Racing Wheel has several advanced features such as a six-speed gated shifter and clutch pedal, a high-torque, dual-motor force-feedback mechanism, 900 degrees of rotation, an 11-inch wheel, and premium materials such as stainless steel and leather.

  •
  The Logitech G930 Wireless Gaming Headset offers high-performance 7.1 channel surround sound, a lag-free 2.4 GHz wireless connection, and three customizable G keys for one-touch command over music, chat, voice morphing and more.

  •
  The G500s Laser Gaming Mouse is a versatile mouse with hyper fast, dual mode scrolling features.

  •
  The G430 Surround Sound Gaming Headset has Dolby 7.1 Surround Sound, on-cable audio controls, sports-performance cloth ear cups and a folding, noise-cancelling mic.

        During fiscal year 2014, our top revenue-generating PC Gaming products included the Logitech G27 Racing Wheel, the Logitech G930 Wireless Gaming Headset, the G500s Laser Gaming Mouse, and the G430 Surround Sound Gaming Headset.

  Tablet & Other Accessories

        The Tablet & Other Accessories growth in fiscal year 2014 was driven by demand for the Logitech Ultrathin Keyboard Cover for the iPad. We have leveraged this success by continuing to further enhance this category through the introduction of additional innovative and complementary products, including:

  •
  The Logitech Ultrathin Keyboard Cover for iPad mini is an all-in-one solution, which serves as an ultrathin screen protector and built-in keyboard to enhance the iPad mini experience.

  •
  The Logitech FabricSkin Keyboard Folio for iPad Air combines on-trend design with intelligent technology for thin-and-light protection with added functionality for the iPad.

  •
  The Logitech Ultrathin Keyboard Cover for iPad Air provides an aluminum screen cover for added protection on the go, and doubles as a wireless keyboard.

  •
  The Logitech Ultrathin Keyboard Folio for iPad Air and for iPad mini offer a thin-and-light typing experience, with front and back protection for the iPad.

  •
  The Logitech Protective Folio for iPad Air and for iPad mini offer protection and a versatility in a thin, light and stylish design.

  Mobile Speakers

        This category includes portable wireless Bluetooth speakers. Our top revenue-generating wireless speaker products during fiscal year 2014 included the UE BOOM, the 360° portable wireless speaker that provides bold, immersive sound in every direction. The UE BOOM is the primary driver for success in this product category and one of the best-selling products for Logitech during fiscal 2014. The category also includes the UE Mini BOOM, a powerful and portable Bluetooth speaker with unexpectedly loud sound for its small size.

  Profit Maximization Categories

  Pointing Devices

        Logitech offers many varieties of pointing devices, sold through retail channels. Our top revenue-generating pointing devices during fiscal year 2014 include the Logitech Wireless Mouse M325, the Logitech Wireless Mouse M185, the Logitech Performance Mouse MX and the Logitech Wireless Mouse M510. Some of our products in this category include:

  •
  The Logitech Wireless Mouse M325 offers a micro-precise scrolling with a feel-good, contoured design.

  •
  The Logitech Wireless Mouse M185 is a wireless mouse with nano receiver technology that is compatible with any computer.

  •
  The Logitech Wireless Mouse M510 offers a side-to-side scrolling plus zoom feature with programmable controls.

  PC Keyboards & Desktops

        Logitech offers a variety of corded and cordless keyboards, living room keyboards, and desktops (keyboard-and-mouse combinations). Our top revenue-generating PC keyboard and desktop devices during fiscal year 2014 include the Logitech Wireless Touch Keyboard K400, the Logitech Wireless Combo MK520 and the Logitech Wireless Combo MK270. Some of our products in this category include:

  •
  The Logitech Wireless Touch Keyboard K400 is a sleek & compact keyboard with a 10-meter wireless range, provides functionality as a living room keyboard.

  •
  The Logitech Wireless Combo MK520 is a full sized keyboard and mouse combo designed for complete comfort.

  •
  The Logitech Combo MK270 offers a wireless compact mouse and keyboard with nano technology.

  •
  The Logitech Wireless All-in-One Keyboard TK820 provides everything needed to navigate a computer, equipped with a built in touchpad so you can type, touch and swipe with one device.

  •
  The Logitech Wireless Keyboard K360 is a compact keyboard that takes up less space while letting you type with more comfort.

  Audio—PC & Wearables

        This category comprises PC speakers, PC headsets, and in-ear earphones designed to enhance the audio experience. Our top revenue-generating products during fiscal year 2014 included the Logitech Speaker System Z623, the Logitech Surround Sound Speakers Z506, the Logitech USB Headset H390, and the Logitech Speaker System Z323. Some of our products in this category include:

  •
  The Logitech Speaker System Z623 delivers 200 watts (RMS) of power in a THX-Certified system with multiple inputs.

  •
  The Logitech Surround Sound Speakers Z506 delivers 75 watts of power with a 3D stereo and multiple inputs.

  •
  The Logitech USB Headset H390 is an USB headset that offers noise cancelling microphone and in-line audio features.

  •
  The Logitech Speaker System Z323 delivers a 360-degree sound system with integrated headphone and ported down-firing subwoofer.

  •
  The Logitech Z313 delivers 25 watts of power with a compact subwoofer and a convenient control pad.

  Video

        This category comprises retail and business webcams, as well as Logitech ConferenceCams. Our top revenue-generating webcams during fiscal year 2014 included the Logitech HD Pro Webcam C920, which offers razor-sharp HD video and recordings with 1080p; enhanced by Carl Zeiss optics, and the Logitech ConferenceCam, which delivers crystal-clear sound and HD quality video enhanced by Carl Zeiss optics.

  Remotes

        Our line of Harmony advanced remote controls for home entertainment systems includes:

  •
  The Logitech Harmony Ultimate and the Logitech Harmony Smart Control. Both products feature Logitech's Harmony Hub and Harmony Smartphone App to enable closed-cabinet control and one-touch entertainment access to game consoles from a universal remote or smartphone. The Harmony Hub takes personalizing your activities a step further into home control with the ability to program your Philips Hue lights to the desired brightness and color with a tap of the Logitech Harmony Ultimate.

  •
  The Logitech Harmony Touch remote, a premium advanced universal remote that enables customization with an intuitive color touch-screen for control of the home-entertainment system.

  •
  The Logitech Harmony 650 remote, a universal remote featuring a color screen and one-click activity buttons.

 Video Conferencing

        Our Lifesize division offers HD video communication solutions including a HD SaaS video conferencing service, HD video conferencing products, audio conference telephones, hardware and software infrastructure solutions, video management software, and services to support reliable video and audio communications and help users connect to any network securely and with ease. The Lifesize product line includes:

  •
  Lifesize Cloud, a SaaS infrastructure service that supports all of the ways people communicate and is the only solution that offers a connected experience that includes the meeting room. Lifesize Cloud enables secure, immersive communication between meeting room-based video conferencing systems, software applications on PCs and Mac computers, and mobile applications on IOS and Android smartphones and tablets. It offers an intuitive, scalable, and cost-effective solution for looking to deploy business class video conferencing.

  •
  The Icon Series, which introduces a new, simplified user experience designed to make video communication simple and intuitive so that anyone can use it without training. It is tightly integrated with the Lifesize UVC Platform and its applications to make it easier for users to experience the full power of their platform.

  •
  The 220 Series, which provides full HD video quality at the lowest possible bandwidth, allowing data-sharing, supporting dual HD display, full HD camera, and phone or microphone options. These offer multiple models to support customer room configuration needs and multipoint bridging requirements.

  •
  The Lifesize UVC Infrastructure Platform is an integrated, virtualized software platform for video infrastructure. It consolidates the capabilities of multiple video conferencing infrastructure applications and makes them instantly available from one common interface. This integrated platform adds efficiency in operation for IT organizations, easy trial and flexible configuration in a common platform that is scalable to meet future growth needs. It includes applications for multiparty calling, advanced call control, video streaming and recording, mobile and desktop calling including state of the art applications for PC, Mac, and Android and iOS smartphones and tablets.

Competitive Strengths

        We believe the key competitive strengths that allow Logitech to be successful in the markets are:

  •
  Our innovation capability, including understanding of product development, technology and industrial design excellence, as demonstrated by a list of over 100 industry "firsts" to our name and a patent portfolio of approximately 600 patents.

  •
  Our expertise in key engineering disciplines that underlie our products, and our continued enhancement of our products through the use of advanced technologies.

  •
  The Logitech, Ultimate Ears (UE), and Lifesize brand names and industrial designs, which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value.

  •
  Our hybrid model of in-house manufacturing and third-party contract manufacturers allows us to effectively respond to rapidly changing demand and leverage economies of scale.

  •
  Our Supply Chain has extensive global reach, key distribution and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes; creating a competitive advantage.

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

Research and Development

        Logitech is focused on understanding and improving the consumer's overall experience with Logitech products. Our goal is to use research, insights, technology and innovation to deliver great experiences to our users at each consumer touch point and in all Logitech products. We define customer experiences as the focal point of our research and development, and use a process of prototyping, learning and iteration to maximize customer satisfaction. We use metrics and consumer feedback mechanisms to drive meaningful and measurable improvements in our products. We believe that by creating products that people desire and love, we maximize the number of consumers who actively recommend Logitech products, fueling brand preference within and across our many product categories and driving consumer recommendations of our products.

        We believe that continued investment in product research and development is critical to Logitech's success. Our international structure provides advantages and synergies to our overall product development efforts. We have development centers in the United States, Switzerland, Ireland, India and Taiwan.

        Our research and development expenses for fiscal years 2014, 2013, and 2012 were $139.4 million, $155.0 million, and $162.2 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Marketing, Sales and Distribution

Principal Markets

        Net sales to unaffiliated customers by geographic region for fiscal years 2014, 2013 and 2012 (based on the customers' location) are as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
	As Revised
Americas	$859,893	$808,618	$879,076
EMEA	767,017	799,075	897,557
Asia Pacific	501,803	491,584	539,570

	$2,128,713	$2,099,277	$2,316,203

        Sales are attributed to countries on the basis of the customers' locations. Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in fiscal years 2014, 2013 and 2012. In fiscal years 2014, 2013 and 2012, the United States represented 35%, 33% and 34% of our total consolidated net sales, respectively. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2014, 2013 and 2012.

Marketing

        Logitech's marketing organization strives to understand our consumers so that we can create products and provide services that accurately anticipate their needs—and reach them through marketing and communication programs that are relevant to them. Logitech builds awareness of our products and recognition of the Logitech brand through targeted advertising, public relations efforts, social media, distinct packaging of our retail products, in-store promotions and merchandising, a Worldwide Web site and other efforts. We also acquire knowledge of our users through customer feedback and market research, including focus groups, product registrations, user questionnaires, primary and multi-client surveys and other techniques. In addition, manufacturers of PCs and other products also receive customer feedback and perform user market research, which sometimes results in requests to Logitech for specific products, features or enhancements.

Sales and Distribution

        We sell our peripherals products to a network of distributors, retailers and OEMs. We support these channels with third-party distribution centers located in North America, Europe and Asia Pacific. Some of these distribution centers perform product localization with local language manuals, packaging and power plugs.

        Logitech directly sells peripherals products to distributors and large retailers. Distributors in North America include Ingram Micro, Tech Data Corporation, D&H Distributing, and Synnex Corporation. In Europe, pan-European distributors include Ingram Micro, Tech Data, and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany and Copaco Dc B.V. in the Netherlands. In Asia, major distributors include Beijing Digital China Limited in China, Daiwabo in Japan, and the pan-Asian distributor, Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.

        In fiscal years 2014, 2013 and 2012, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 11% and 14% of our net sales, respectively. No other customer individually accounted for more than 10% of our net sales during fiscal years 2014, 2013 and 2012. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

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

  •
  Most agreements allow price protection credits to be issued for on-hand or in-transit new inventory if we, in our sole discretion, lower the price of the product.

  •
  We grant limited stock rotation return rights, which vary by agreement.

        Logitech's peripherals products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Wal-Mart, Staples, Target, and Office Depot. In Europe, chains include Metro Group (MediaMarkt and Saturn), Carrefour Group, Kesa Electricals, Fnac, and Dixons Stores Group PLC. In Asia Pacific, retail chains include Australia's Dick Smith Electronics Limited. Logitech products can also be purchased online either directly from

Logitech.com or through e-tailers, such as Amazon.com, TigerDirect.com, Buy.com, CDW, Insight Enterprises, Inc. and others.

        Logitech's OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. We count the majority of the world's largest PC manufacturers among our customers.

        Our Lifesize division maintains a marketing and sales organization, separate from the Peripherals segment, that sells Lifesize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of Lifesize revenues are derived from sales of products for use by small-to-medium businesses, public healthcare providers, educational institutions and government organizations.

        Through our operating subsidiaries, we maintain sales offices or sales representatives in approximately 43 countries.

Backlog

        We typically have a relatively small amount of orders at the end of our fiscal periods that we have received but have not shipped, which is referred to as backlog. In our experience, the amount of backlog at any particular fiscal period-end is not a meaningful indication of our future business prospects.

Customer Service and Technical Support

        Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with an outsourced operation that has support centers located in the Philippines, Mexico, and Northern Ireland.

        Logitech maintains customer service and technical support capabilities in the United States, Canada, Europe, and the Asia Pacific region. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, forums, chat, facsimile and the Logitech Web site. The Logitech Web site is designed to expedite overall response time while minimizing the resources required for effective customer support. In general, OEMs provide customer service and technical support for their products, including components purchased from suppliers such as Logitech. Logitech provides warranties on our branded products that range from one to three years.

        In Korea and China, there are multiple locations where consumers may obtain service for their Logitech products. These locations are managed by a third party logistics provider. Consumers who have purchased Logitech products can visit these locations for product inspection, light repairs, and return or exchange of products. Within China, there is also a mail-in center to provide these services for more remote locations in China.

Manufacturing

        Logitech's manufacturing operations consist principally of final assembly and testing. Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of peripherals products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management, process improvements, and employee involvement programs. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Our Lifesize video communications products are manufactured in Malaysia under contract with a third-party manufacturer. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers, the supply chain, and the provision of technical support, customer relations and other services.

        New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in Hsinchu, Taiwan, Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices, certain audio products, and video conferencing equipment are manufactured by third-party suppliers to Logitech's specifications. Retail product localization with local language manuals, packaging, and power plugs is performed at distribution centers in North America, Europe and Asia Pacific.

        Our hybrid model of in-house manufacturing and third-party contract manufacturers allows us to effectively respond to rapidly changing demand and leverage economies of scale. Through our high-volume manufacturing operations for peripherals located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.

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

        We have been expanding the categories of products we sell and entering new markets, such as the markets for tablet accessories, music accessories and enterprise video conferencing. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have. Our ability to grow our sales as a company is considerably dependent on the growth categories.

        We expect continued competitive pressure in our retail, OEM, and video conferencing businesses, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions, and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

  Peripherals

  Growth Categories

  PC Gaming.    Competitors for our PC Gaming peripherals include Razer USA Ltd., SteelSeries, A4TECH, Turtle Beach and Mad Catz Interactive.

  Tablet & Other Accessories.    We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to expand our product portfolio to other tablet products, we expect the competition will increase as large tablet manufacturers, such as Microsoft Corporation, start to offer tablet keyboards and other accessories along with their tablet products.

        Mobile Speakers.    Our competitors for Bluetooth wireless speakers include JBL, Jawbone, Beats Electronics and Bose our largest competitor. Apple's recent acquisition of Beats Electronics may now impact the Company's access to shelf space in Apple retail stores and adversely impact the Company's ability to succeed in this important growth category.

  Profit Maximization Categories

  Pointing Devices and PC Keyboards & Desktops.    Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies.

  Audio-PC & Wearables.    In the PC speakers business, our competitors include Bose, Cyber Acoustics, Altec Lansing LLC and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing. In-ear headphones competitors include Skull Candy, Sennheiser, Sony, and others.

  Video.    Our primary competitor for PC webcams is Microsoft, with other various manufacturers taking smaller market share. The worldwide market for PC webcams has been declining, and as a result, fewer competitors have entered the market.

  Remotes.    Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovations in smartphones and tablet devices, as well as subscriber service-specific remotes such as Comcast and Direct TV, will likely result in increased competition.

  Video Conferencing

        We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in recent years and we expect competition in the industry to further intensify. In addition, there is an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, Google Hangouts for Business and new entrants delivering cloud-based video conferencing services, such as Bluejeans Networks and Zoom.us, which compete with our Lifesize products and services.

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

        Europe.    In Europe we are subject to the European Union's (EU's) RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment) Directive 2011/65/EU, or RoHS 2. This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be RoHS 2 compliant. Logitech has an active program to ensure compliance with the RoHS 2 directive and to ensure RoHS 2 compliant components and manufacturing methods in order to comply with the requirements of the directive.

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

        Logitech has assessed the applicability of implementing these measures on relevant product lines and has taken steps to ensure that our products meet the requirements. Adoption of the ErP Directive will be aligned in all EU member states, and we expect conformity will be demonstrated by Logitech in conjunction with current CE conformity marking requirements. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland). Such requirements are substantially met by compliance with the ErP Directive.

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

        Logitech has also assessed the applicability of the European REACH Directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals). Logitech is not subject to aspects of this Directive which relate to chemical substance import and control due to our current manufacturing structure. The aspect of this Directive that relates to product content does impact Logitech and we have taken steps to ensure that all substances of very high concern (on a list of candidate substances for authorization that is published on the EU Agency-Web site) present in products above a concentration limit are eliminated in subsequent product designs or notified per the Directive requirements. Additions to this list of candidate substances are reviewed on a regular basis to give consideration to any updates to the substances of very high concern (SVHC) list performed by the relevant EU agency.

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

        Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We have established systems which facilitate our compliance with the sourcing and traceability obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As an EICC (Electronic Industry Citizenship Coalition) member, Logitech is participating in the establishment of this industry-wide "Conflict Minerals" approach by which these requirements will be met.

        In addition, the Transparency in Supply Chain Act of 2010 (S.B. 657) is effective from Logitech's fiscal year 2012. The law requires all retailers and manufacturers of tangible products who do business in California and have annual worldwide gross receipts exceeding $100 million to disclose on their company websites their efforts to combat forced labor and human trafficking in their own supply chains. Logitech's disclosure is posted on our Web site, www.logitech.com.

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

        The effects on Logitech's business of complying with other government regulations are limited to the cost of agency fees and testing, as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end of life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will modify our products or processes to address those changes.

Seasonality

        Our retail peripherals product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December) primarily due to the increased demand for our products during the year-end holiday buying season. Our sales in the first and second quarters can vary significantly as a result of new product introductions and other factors. Accordingly, we believe that year-over-year comparisons are more indicative of variability in our results of operations than current quarter to prior quarter comparisons.

        Our video conferencing product sales experience minor seasonality. Sales are generally strongest during our third fiscal quarter primarily due to expiring budgets in the business community. Sales are generally lower during our fourth fiscal quarter, as annual business budgets may not be finalized until late in the quarter.

Materials

        We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors or Lifesize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.

Employees

        As of March 31, 2014 we employed approximately 6,527 people of whom 6,289 were regular employees and 238 were contractors. Out of the 6,527 people employed, approximately 4,145 employees supported manufacturing as of March 31, 2014. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain foreign countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of March 31, 2014:

Name	Age	Nationality	Position
Guerrino De Luca	62	Italian and U.S.	Executive Chairman of the Board
Bracken P. Darrell	51	U.S.	President and Chief Executive Officer
Vincent Pilette	42	Belgian	Chief Financial Officer
Marcel Stolk	47	Dutch	Sr. Vice President, Consumer Computing Platforms Business Group
L. Joseph Sullivan	60	U.S.	Sr. Vice President, Worldwide Operations

        Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008 and as Chief Executive Officer from April 2012 to December 2012. Mr. De Luca served as Logitech's acting president and chief executive officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech's President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple, Inc., a consumer electronics and computer company, from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a Laurea degree in Electronic Engineering from the University of Rome, Italy.

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

        Vincent Pilette joined Logitech in September 2013 as Chief Financial Officer. Prior to joining Logitech, Mr. Pilette served as Chief Financial Officer of Electronics for Imaging, Inc., a digital printing innovation and solutions company, from January 2011 through August 2013. From January 2009 through December 2010, he served as Vice President of Finance for the Enterprise Server, Storage and Networking Group at Hewlett-Packard Company ("HP"). Prior to this role, Mr. Pilette served as Vice President of Finance for the HP Software Group from December 2005 through December 2008. Mr. Pilette held various other finance positions at HP, in the U.S and Europe, Middle East and Africa, since joining HP in 1997. Mr. Pilette holds an MS in Engineering and Business from Université Catholique de Louvain in Belgium and an MBA from Kellogg School of Management at Northwestern University.

        Marcel Stolk joined Logitech in March 2011 as Vice President, Sales and Marketing EMEA and Executive Managing Director EMEA, and was appointed Senior Vice President, Consumer Computing Platforms Business Group in January 2013. Previously, Mr. Stolk was the Senior Vice President, Worldwide Sales and Marketing at Logitech, from March 2001 to October 2005, and held a number of positions within the sales and marketing functions at Logitech from 1991 to 2001. Prior to rejoining Logitech in 2011, he was the Chief Executive Officer of SourceTag BV, a software company for unique tagging of cloud based data, from September 2010 to March 2011. Mr. Stolk has also been the founder and Chief Executive Officer of Adoria Investments BV, a private equity company, from October 2005 to July 2010, and he remains the sole owner. Before joining Logitech in 1991, Mr. Stolk held various sales and marketing positions at Aashima Technology BV, a provider of PC components and accessories, in the Netherlands. Mr. Stolk studied at Utrecht University in the Netherlands and has participated in university-level executive courses, including an executive training course at Stanford University.

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

        As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech's Board of Directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our Web site or on the Securities and Exchange Commission's Web site at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at: http://www.six-exchange-regulation.com/obligations/management_transactions_en.html

ITEM 1A.    RISK FACTORS

Our operating results are difficult to predict and fluctuations in results may cause volatility in the price of our shares.

        Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including the following:

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

  •
  Our sales are impacted by consumer demand and current and future global economic conditions, and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

  •
  Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, over short periods of time and during periods of weakness in consumer spending, our ability to change local currency prices to offset the impact of currency fluctuations is limited.

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

        The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users' needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may be not competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

        As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers' ordering patterns, excessive levels of new and existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers' demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

We believe sales of our PC peripherals will continue to decline, and that our future growth will depend on our product growth categories, and if we do not successfully execute on our growth opportunities, if our growth opportunities are more limited than we expect or if our sales of PC peripherals are less than we expect, our operating results could be adversely affected.

        We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining and we expect it to continue to decline in the future. As a result, consumer demand for PC peripherals in many of our markets is slowing and in some cases declining. We expect this trend to continue. For example, we experienced weak consumer demand for many of our PC peripherals in each quarter of fiscal years 2013 and 2014, which adversely affected our financial performance.

        From time to time, our channel partners have also reduced their inventory levels for PC peripherals as the PC market has continued to decline. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 6%, 7% and 8% of total revenues in the fiscal years 2014, 2013 and 2012, respectively.

        In addition, our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, the impact of sovereign debt issues in Europe and conflicts with either local or global financial implications in places such as the Ukraine, create unpredictability and add risk to our future outlook.

        As a result, we are focusing more of our personnel, financial resources, and management attention on product innovations and growth opportunities, on products for PC Gaming, on products for tablets and mobile devices, on products for the consumption of digital music, and on other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

        PC Gaming.    We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we will not get the correct investment profile in place and our business and results of operations could be adversely affected.

        Tablets & Other Mobile Devices.    The increasing popularity of smaller, mobile computing devices such as tablets with touch interfaces is rapidly changing the consumer computing market. In our retail channels, tablets and other mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance and demand for peripherals for use within significant portions of the markets for tablets and other mobile devices is still uncertain. Also, while this product category has been a growth opportunity for us during fiscal years 2013 and 2014, we are facing increasing competition and the potential for growth in tablets and other mobile devices to slow or reverse as the market saturates and new technologies and products are introduced. Until recently, our tablet peripherals have been focused on iPad devices, and that segment of the market has declined in recent quarters. While we have introduced tablet peripherals for certain Android tablets, that segment is more fragmented and may similarly not continue its growth trend. We also may not be as successful in competing in that segment to generate sales, margin or growth. Moreover, the increasing popularity of tablets and other mobile devices have decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and other mobile devices, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

        Mobile Speakers.    We are focused on products for the consumption of digital music as a future sales growth area. This remains a new market for us, and we still face a steep learning curve. Competition in the mobile speaker category is intense, and we expect it to increase. If we are not able to introduce differentiated product and marketing strategies to separate ourselves from competitors, our mobile speaker efforts will not be successful, and our business and results of operations could be adversely affected.

        Each of these growth categories is subject to rapidly changing and evolving technologies and may be replaced by new technology concepts or platforms. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

        The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by new entrants delivering cloud-based video conferencing services joining established companies such as Cisco Systems, Polycom and Avaya, and as a result, competition has increased over the last few years and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, which could compete at the lower end of the video conferencing market with our Lifesize products and services or could provide other competitors with lower barriers of entry into the video conferencing market.

        In recent years, we have expanded the categories of products we sell, and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Cisco, Sony Corporation, Polycom and others, have greater financial, technical, sales, marketing and other resources than we have.

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

  Growth Categories

        PC Gaming.    Competitors for our PC Gaming peripheral products include Razer USA Ltd., SteelSeries, A4TECH, Turtle Beach and Mad Catz Interactive.

        Tablet & Other Accessories.    We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone, and Android products. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are the one of the market leaders in the tablet keyboard market, and as we continue to expand our product portfolio to other tablet and mobile device products, we expect the competition will increase. Microsoft already has introduced tablets that come with keyboards. Other large tablet and mobile device manufacturers, such as Apple and Samsung, could start to offer tablet keyboards and other accessories along with their tablet and other mobile device products. If such manufacturers of tablets and other mobile devices compete with us in the Tablet and Other Accessories category without substantially growing the peripherals market, it could adversely affect our ability to succeed in this important growth category.

        Mobile Speakers.    Our competitors for Bluetooth wireless speakers include Bose, JBL, Jawbone, and Beats Electronics, each of which have higher consumer recognition and retailer shelf space than we do.

Apple's recent acquisition of Beats Electronics may now impact the Company's access to shelf space in Apple retail stores and adversely impact the Company's ability to succeed in this important growth category.

  Profit Maximization Categories

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

        Audio—PC & Wearables.    In the PC speaker business, our competitors include Bose, Cyber Acoustics, Altec Lansing LLC and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing. In earphones competitors include Skull Candy, Sennheiser, Sony, and others.

        Video.    Our primary competitor for PC webcams is Microsoft, with various other manufacturers taking smaller market share. The worldwide market for consumer PC webcams has been declining, and as a result, fewer competitors have entered the market.

        Remotes.    Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovation in smartphone and tablet devices, as well as subscriber service specific remotes such as Direct TV, will likely result in increased competition.

  Video Conferencing

        In video conferencing, we primarily compete with Cisco Systems, Polycom and Avaya as well as new cloud-based entrants such as Bluejeans Networks and Zoom.us. In addition, PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, which could compete at the lower-end of the video conferencing market with our Lifesize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

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

As we continue our efforts to lower our costs and improve our operating leverage as part of our turnaround, we may or may not fully realize our goals.

        Our turnaround strategy over the past couple years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business and with our decreasing revenues. We restructured our business in fiscal years 2013 and 2014, and we may continue to restructure in fiscal year 2015 as we divest or discontinue non-strategic product categories. In addition, we are continuing the rationalization of our infrastructure and marketing activities and our efforts to reduce operating expenses as well as expenses within our infrastructure and indirect procurement.

        Our ability to achieve the desired and anticipated cost savings and other benefits from these simplification, cost-cutting and restructuring activities, and within our desired and expected timeframes, are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the desired and anticipated benefits from these activities. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future. Furthermore, we are expecting to be able to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth. If the cost-savings do not materialize as anticipated, or within our expected timeframes, our ability to invest in growth may be limited and our business and operating results may be adversely affected.

        As part of the restructuring plans, we conducted intensive reviews of our product portfolio in fiscal years 2013 and 2014 and attempted to reduce the assortment of similar products at similar price points within each product category, which we believe has generated confusion for the consumer. While we are constantly replacing products and are dependent on the success of our new products, this product line simplification effort was substantial, making us even more dependent on the success of the new products that we are introducing.

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business if they are unsuccessful.

        During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. We continually refined this strategy and updated our non-strategic product categories and products. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. In addition, discontinuing products with service components may cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

        As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management's attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $214.5 million non-cash goodwill impairment charge in fiscal year 2013 related to our video conferencing reporting unit. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

        We use retail sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. If we do not receive this information on a timely and accurate basis, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

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

        Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, by strains on China's available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, communications, trade, and other infrastructures, by natural disasters, by conflicts or disagreements between China and Taiwan or China and the United States, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China's laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

        Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, by increasing labor and other costs, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

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

New conflict minerals regulations are causing us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

        As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2013 with the SEC on May 30, 2014.

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

        We conduct operations in a number of countries, and have invested significantly in growing our personnel and sales and marketing activities in China and, to a lesser extent, other emerging markets. We may also increase our investments to grow sales in other emerging markets, such as Latin America and Eastern Europe. There are risks inherent in doing business in international markets, including:

  •
  Difficulties in staffing and managing international operations;

  •
  Compliance with laws and regulations, including environmental, tax and anti-corruption laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

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

  •
  Difficulties and increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, including entrenched local competition;

  •
  Weak protection of our intellectual property rights;

  •
  Higher credit risks;

  •
  Changes in VAT (value-added tax) or VAT reimbursement;

  •
  Imposition of currency exchange controls;

  •
  Import or export restrictions that could affect some of our products, including those with encryption technology;

  •
  Delays from customs brokers or government agencies; and

  •
  A broad range of customs, consumer trends, and more.

        Any of these risks could adversely affect our business, financial condition and operating results.

        Our sales in China have increased substantially in the last three fiscal years, and continued sales growth in China is an important part of our expectations for our business. As a result, if Chinese economic, political or business conditions deteriorate, or if one or more of the risks described above materializes in China, our overall business and results of operations will be adversely affected.

As a Swiss, dual-listed company operating in many markets and jurisdictions and expanding into new growth categories, we are subject to risks associated with new, existing and potential future laws and regulations.

        Based on our current business model and as we expand into new markets and product categories, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

        As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations or operating restrictions on our business to which our competitors and other companies are not subject. For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the "Ordinance") became effective in connection with the Minder initiative approved by Swiss voters during 2013. The Ordinance, among other things, (a) requires a binding shareholder "say on pay" vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires the amendment of our articles of incorporation to specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

As a result of changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation, of Switzerland or any other country in which we operate, the loss of a major tax dispute or a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, or other factors, our effective income tax rates may increase in the future, which could adversely affect our net income and cash flows.

        We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws, treaties, rulings, regulations or agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical allocation of income and expense, and changes in management's assessment of matters such as the realizability of deferred tax assets. In the past, we have experienced fluctuations in our effective income tax rate. Our effective income tax rate in a given fiscal year reflects a variety of factors that may not be present in the succeeding fiscal year or years. There is no assurance that our effective income tax rate will not change in future periods.

        We are in incorporated in the Canton of Vaud in Switzerland and our effective income tax rate benefits from a longstanding ruling from the Canton of Vaud. The tax rules in Switzerland could change in response to certain guidance and demands from both the European Union and the Organisation for Economic Co-operation and Development that could have an adverse effect on our tax ruling and effective income tax rate. Switzerland's implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or changes in our tax ruling from the Canton of Vaud, could result in a higher effective income tax rate on our worldwide earnings and such change could adversely affect our net income.

        We file Swiss and foreign tax returns. We are frequently subject to tax audits, examinations and assessments in various jurisdictions. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective income tax rate could increase. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income and cash flows could be adversely affected.

Claims by others that we infringe their proprietary technology could adversely affect our business.

        We have been expanding the categories of products we sell, and entering new markets, such as entering the market for enterprise video conferencing and introducing products for tablets, other mobile devices and digital music. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios and by the increasing attempts by companies in the technology industries to enjoin their competitors from selling products that they claim infringe their intellectual property rights. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting over several periods which resulted in material misstatements and which could, if not remediated, result in further material misstatements in our financial statements and adversely affect investor confidence in our financial reports.

        As disclosed in Item 9A of this report, we identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses were identified during the independent investigation by our Audit Committee in fiscal year 2015 and a review of related accounting matters that resulted in late filings of this report and our Quarterly Report on Form 10-Q for the first and second quarter of fiscal year 2015 and a restatement of our financial results for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012. This also follows the identification of material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A which are still unremediated, and the identification of significant deficiencies in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—An Integrated Framework (1992). We are actively engaged in implementing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again. In addition to potentially adversely affecting investors' confidence, the restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

        In addition, in May 2013, COSO issued a new version of its internal control framework, which will be deemed by COSO to supersede the 1992 version of the framework as of December 15, 2014. We are developing our plan for transition to application of the 2013 edition of the framework to our assessment of our internal control over financial reporting. During the course of the transition to the new framework and its application to our assessment of our internal control over financial reporting, we may determine that other deficiencies exist in our internal controls, that may rise to the level of material weaknesses. Such an occurrence, or a failure to effectively remedy such a deficiency, could adversely affect investor confidence in the accuracy and timeliness of our financial reports.

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

        Goodwill associated with a number of previous acquisitions could result in impairment charges. The slowdown in the overall video conferencing industry together with the competitive environment in fiscal year 2013 resulted in a $214.5 million non-cash goodwill impairment charge in fiscal year 2013, which substantially impacted our operating results. As we attempt to effect a turnaround of our business, including developing the profitability of our Lifesize video conferencing segment and divesting or discontinuing product categories or products that we previously acquired, we will need to continue to evaluate the carrying value of our goodwill. Additional impairment charges could adversely affect our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2014:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Silicon valley campus, research and development, product marketing, sales management, technical support and administration	187,600	Leased
Austin, Texas	LifeSize operating segment	99,000	Leased
Fremont, California	Former silicon valley campus	46,300	Leased
Camas, Washington	Ultimate Ears Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,500	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted	(1)
Mexico City, Mexico	Distribution center	12,800	Contracted	(1)
Montevideo, Uruguay	Distribution center	25,800	Contracted	(1)
EMEA:
Lausanne, Switzerland	Research and development, product marketing and technical support	67,900	Leased
Cork, Ireland	Finance, administration, research and development	18,400	Leased
Munich, Germany	LifeSize operating segment, finance, administration, sales and marketing	17,300	Leased
Nijmegen, Netherlands	Finance, administration and distribution center support	14,700	Leased
Oostrum, Netherlands	Distribution center	155,600	Contracted	(1)
Asia Pacific:
Suzhou, China	High-volume manufacturing	559,300	Owned
Suzhou, China	High-volume manufacturing	286,600	Leased
Hsinchu, Taiwan	Asia Pacific headquarters, mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance and administration	116,500	Leased
Hong Kong, China	Sales and marketing	18,100	Leased
Bangalore, India	LifeSize Business Division research and development	23,700	Leased
Shanghai, China	Sales and marketing	22,200	Leased
Chennai, India	Digital Home Group engineering and quality assurance	31,000	Leased
Hong Kong, China	Distribution center	40,000	Contracted	(1)
Singapore, Singapore	Distribution center	60,000	Contracted	(1)
Tokyo, Japan	Distribution center	27,000	Contracted	(1)
Shenzhen, China	Distribution center	32,000	Contracted	(1)
Dayuan Township, Taiwan	Distribution center	18,100	Contracted	(1)

(1)
Contracted through a third-party warehouse management company.

        Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory. We also have leased sales offices in approximately 65 locations and 43 countries, with various expiration dates from 2014 to 2030.

        We believe that Logitech's manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.

ITEM 3.    LEGAL PROCEEDINGS

        From time-to-time we are involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and we intend to vigorously defend against them. Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on Nasdaq. As of October 31, 2014, there were 173,106,620 shares issued (including 9,847,341 shares held as treasury stock) held by 14,694 holders of record, and the closing price of our shares was CHF 13.60 ($14.22 based on exchange rates on such date) per share on the SIX Swiss Exchange and $14.21 per share as reported by the Nasdaq Stock Market.

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

	SIX Swiss Exchange
	High CHF	Low CHF	High USD	Low USD
Fiscal Year Ended March 31, 2014
First quarter	6.80	5.92	7.24	6.27
Second quarter	8.05	6.14	8.83	6.55
Third quarter	12.25	7.93	13.67	8.76
Fourth quarter	14.70	12.00	16.40	13.18
Fiscal Year Ended March 31, 2013
First quarter	10.69	6.93	11.37	7.59
Second quarter	10.31	7.95	10.86	8.50
Third quarter	8.80	6.27	9.36	6.71
Fourth quarter	7.25	6.12	7.87	6.66

Nasdaq Global Select Market

        The following table sets forth certain historical share price information for the Company's shares traded on the Nasdaq Global Select Market.

	Nasdaq Global Select Market
	High	Low
Fiscal Year Ended March 31, 2014
First quarter	$7.27	$6.25
Second quarter	8.97	6.47
Third quarter	13.60	8.75
Fourth quarter	16.86	13.22
Fiscal Year Ended March 31, 2013
First quarter	11.22	7.64
Second quarter	10.86	8.18
Third quarter	9.38	6.63
Fourth quarter	7.83	6.60

Dividends

        Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. On September 4, 2013, Logitech's shareholders approved a cash dividend payment of CHF 33.7 million out of retained earnings to Logitech shareholders who owned shares on September 16, 2013. Eligible shareholders were paid CHF 0.21 per share ($0.22 per share in U.S. dollars), totaling $36.1 million in U.S. dollars on September 17, 2013. On September 5, 2012, Logitech's shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars on September 18, 2012. The dividend in September 2012 qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.

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

Share Repurchases

        The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback program (in thousands, except per share amounts):

		Weighted Average Price Per Share
	Shares Repurchased			Amount Available for Repurchase
During Fiscal Year Ended		CHF	USD
March 31, 2012(1)	17,509	7.63	8.90	$94,255
March 31, 2013(1)	8,600	9.66	10.21	6,472
March 31, 2014	—	—	—	250,000

	26,109

(1)
Expired in August 2013

        In fiscal year 2014, the following approved share buyback programs were in place:

	Approved
Share Buyback Program	Shares	Amounts
March 2014	17,311	$250,000
September 2008—amended(1)	28,465	177,030
September 2008(1)	8,344	250,000

	54,120	$677,030

(1)
Expired in August 2013

        In September 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled in during the quarter ended December 31, 2013.

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

        The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information Technology Index on March 31, 2009, and calculates the annual return through March 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	March 31,
	2009	2010	2011	2012	2013	2014
Logitech	$100	$159	$176	$76	$68	$145
Nasdaq Composite Index	$100	$157	$182	$202	$214	$275
S&P 500 IT Index	$100	$146	$166	$176	$200	$235

ITEM 6.    Selected Financial Data

        The selected financial data set forth below as of March 31, 2014 and 2013, and for the fiscal years 2014, 2013 and 2012, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended March 31, 2012 and 2011 has been restated and the selected consolidated financial data for the fiscal years ended March 31, 2013 and 2010 has been revised to reflect adjustments to our previously issued financial statements as more fully described in Part II—"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement and Revision of Previously Issued Consolidated Financial Statements" and "Item 8: Financial Statements and Supplementary Data—Note 2 of Notes to Consolidated Financial Statements.". The selected financial data as of March 31, 2012, 2011 and 2010 and for the fiscal years 2011 and 2010 are derived from financial statements not included in this Annual Report on Form 10-K.

        This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2014	2013	2012	2011	2010
		As Revised*	As Restated*	As Restated	As Revised
				(See below)	(See below)
	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,128,713	$2,099,277	$2,316,203	$2,366,765	$1,963,333
Cost of goods sold	1,400,844	1,389,643	1,508,670	1,556,120	1,339,406

Gross profit	727,869	709,634	807,533	810,645	623,927

Operating expenses:
Marketing and selling	379,747	431,886	422,116	420,778	305,184
Research and development	139,385	155,012	162,159	156,021	135,867
General and administrative	118,940	114,381	109,260	115,616	106,177
Impairment of goodwill and other assets(1)	—	216,688	—	—	—
Restructuring charges(2)	13,811	43,704	—	—	686

Total operating expenses	651,883	961,671	693,535	692,415	547,914

Operating income (loss)	75,986	(252,037)	113,998	118,230	76,013
Interest income (expense), net	(397)	907	2,674	2,316	2,120
Other income (expense), net	1,993	(2,198)	7,655	4,578	2,650

Income (loss) before income taxes	77,582	(253,328)	124,327	125,124	80,783
Provision for (benefit from) income taxes	3,278	(25,810)	20,090	19,973	18,641

Net income (loss)	74,304	(227,518)	104,237	105,151	62,142

Net income (loss) per share:
Basic	$0.46	$(1.44)	$0.60	$0.59	$0.35
Diluted	$0.46	$(1.44)	$0.59	$0.59	$0.35
Shares used to compute net income (loss) per share:
Basic	160,619	158,468	174,648	176,928	177,279
Diluted	162,526	158,468	175,591	178,790	179,340
Cash dividend per share	$0.22	$0.85	$—	$—	$—
Net cash provided by operating activities	$205,421	$122,389	$202,534	$165,122	$369,488
Net cash used in investing activities	$(46,803)	$(57,723)	$(57,602)	$(48,241)	$(432,059)

	March 31,
	2014	2013	2012	2011	2010
		As Revised*	As Restated	As Restated	As Revised
			(See below)	(See below)	(See below)
			(in thousands)
Consolidated balance sheet data
Cash and cash equivalents	$469,412	$333,824	$478,370	$477,931	$319,944
Total assets	$1,451,390	$1,382,333	$1,858,009	$1,852,899	$1,600,634
Total shareholders' equity	$804,128	$721,953	$1,131,791	$1,157,874	$977,847

*
See Part II—"Item 8: Financial Statements and Supplementary Data—Note 2 of Notes to Consolidated Financial Statements" for details of the correcting adjustments.

(1)
Impairment of goodwill and other assets during fiscal year 2013 was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit.

(2)
The $13.8 million and $43.7 million in restructuring costs during fiscal years 2014 and 2013 related to restructuring plans we implemented in fiscal years 2014 and 2013.

  Consolidated Statement of Operations and Cash Flow Data

        The following table presents the impact of the accounting adjustments on the Company's previously-reported consolidated statements of operations, and cash flow data for fiscal years 2011 and 2010 (in thousands):

	Year ended March 31, 2011				Year ended March 31, 2010
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Revised
	(In thousands except for per share data)				(In thousands except for per share data)
Consolidated statement of operations and cash flow data
Net sales	$2,366,765	$—		$2,366,765	$1,963,333	$—		$1,963,333
Cost of goods sold	1,527,655	30,730	(1)	1,556,120	1,339,099	—		1,339,406
		(715	)(2)			476	(2)
		(1,294	)(3)			—
		(256	)(4)			(169	)(4)

Gross profit	839,110	(28,465)		810,645	624,234	(307)		623,927

Operating expenses:
Marketing and selling	420,580	(695	)(2)	420,778	304,674	462	(2)	305,184
		893	(4)			48	(4)
Research and development	156,770	(570	)(2)	156,021	135,681	379	(2)	135,867
		(179	)(4)			(193	)(4)
General and administrative	116,042	(376	)(2)	115,616	105,927	250	(2)	106,177
		(50	)(4)			—
Restructuring charges	—	—		—	686	—		686

Total operating expenses	693,392	(977)		692,415	546,968	946		547,914

Operating income	145,718	(27,488)		118,230	77,266	(1,253)		76,013
Interest income, net	2,316	—		2,316	2,120	—		2,120
Other income, net	3,127	1,451	(4)	4,578	2,650	—		2,650

Income before income taxes	151,161	(26,037)		125,124	82,036	(1,253)		80,783
Provision for income taxes	19,988	(15	)(4)	19,973	18,666	(25	)(4)	18,641

Net income	131,173	(26,022)		105,151	63,370	(1,228)		62,142

Net income per share:
Basic	$0.74	$(0.15)		$0.59	$0.36	$(0.01)		$0.35
Diluted	$0.73	$(0.14)		$0.59	$0.35	$—		$0.35
Shares used to compute net income per share:
Basic	176,928	—		176,928	177,279	—		177,279
Diluted	178,790	—		178,790	179,340	—		179,340
Net cash provided by operating activities	$156,742	$8,380	(2)	$165,122	$365,259	$4,229	(2)	$369,488
Net cash used in investing activities	$(39,861)	$(8,380	)(2)	$(48,241)	$(427,830)	$(4,229	)(2)	$(432,059)

Consolidated Balance Sheet Data

        The following table presents the impact of the accounting adjustments on the Company's previously-reported consolidated balance sheet data as of March 31, 2012, 2011 and 2010 (in thousands):

	March 31, 2012				March 31, 2011				March 31, 2010
(In thousands)	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Revised
Consolidated balance sheet data
Cash and cash equivalents	$478,370	$—		$478,370	$477,931	$—		$477,931	$319,944	$—		$319,944
Total assets	$1,849,098	$8,376	(2)	$1,858,009	$1,859,059	$(17,094	)(1)	$1,852,899	$1,594,673	$5,938	(2)	$1,600,634
		$535	(4)			$8,294	(2)			$23	(4)
						$2,640	(4)
Total shareholders' equity	$1,122,232	$8,376	(2)	$1,131,791	$1,179,762	$(17,094	)(1)	$1,157,874	$972,586	$5,938	(2)	$977,847
		$1,183	(4)			$8,294	(2)			$(677	)(4)
						$1,294	(3)
						$(14,382	)(4)

The restated and revised financial statements include the following adjustments:

(1)
Inventory Valuation Reserve—The Company determined that there was a material accounting misstatement for Logitech's now-discontinued Revue product in fiscal years 2012 and 2011. As a result, the Company recorded an adjustment to increase cost of goods sold, and to increase inventory valuation reserves and supplier liability for components related to the Company's now discontinued Revue product by $30.7 million during fiscal year ended March 31, 2011, with a corresponding decrease to cost of goods sold during fiscal year ended March 31, 2012.

(2)
Property Plant and Equipment Capitalization Threshold Convention—Historically, the Company's practice was to apply an accounting convention to immediately expense the entire purchase price of all property and equipment that cost less than certain dollar thresholds instead of capitalizing and depreciating such property and equipment over its useful life. The Company determined that the thresholds utilized were incorrect and resulted in a cumulative understatement of retained earnings as of March 31, 2009 of $7.5 million, which the Company corrected through an increase to opening retained earnings as of that date. The impact of the correction also resulted in an increase in cost of goods sold and operating expense and decrease in operating income of $1.6 million in fiscal year 2010 and a decrease in cost of goods sold and operating expense and increase in operating income of $2.4 million in fiscal year 2011.

(3)
Settlement Accrual—The Company determined that it incorrectly recorded a release of a legal settlement accrual of $1.3 million in the first quarter of fiscal year 2012 instead of in the fourth quarter of fiscal year 2011 as the contingency was resolved before the Annual Report on Form 10-K of fiscal year 2011 was issued. The impact of this adjustment was an increase in operating income by $1.3 million in fiscal year 2011 and a corresponding decrease of operating income for the same amount in fiscal year 2012.

(4)
Other Adjustments—The Company is also correcting a number of other immaterial errors which were previously recorded in prior periods as out-of-period adjustments and are now being revised to report them in the correct period as well as to correct other immaterial misstatements that were previously uncorrected. Among the corrections, the Company is correcting its accrual for workers compensation, liability for certain of its defined benefit pension plans, balance sheet reclassifications and tax impact of the above adjustments.

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

Restatement and Revision of Previously Issued Consolidated Financial Statements

        As we announced on May 21, 2014, the Audit Committee, with the assistance of independent advisors, began an independent investigation of certain accounting matters related to our previously issued financial statements.

        On September 3, 2014, we announced that, in connection with this investigation, the Audit Committee, on the recommendation of management, concluded that previously issued financial statements for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012 could no longer be relied on due to an accounting misstatement for inventory valuation reserves for Logitech's now-discontinued Revue product. As a result, we recorded an adjustment to increase cost of goods sold, and to increase inventory valuation reserves and the accrual for supplier liability for components related to our now discontinued Revue product by $30.7 million during the fourth quarter of the fiscal year ended March 31, 2011, and recorded a decrease to cost of goods sold by $34.1 million in the quarter ended June 30, 2011, and an increase to cost of goods sold by $3.4 million in the remainder of fiscal year 2012. As a result, net income and net income per share for the quarter and year ended March 31, 2011 was reduced by $30.7 million and $0.17 per share, respectively, with net income and net income per share in the quarter ended June 30, 2011 increasing by $34.1 million and $0.19 per share, respectively, and net income and net income per share in the remainder of fiscal year 2012 decreasing by $3.4 million and $0.02 per share, respectively. In conjunction with recording of the adjustments related to this restatement, we recorded other immaterial corrections to the consolidated financial statements or financial information included in this Form 10-K for the fiscal years ended March 31, 2013, 2012, 2011 and 2010. For further discussion of the Audit Committee investigation, see Note 2, Restatement and Revision of Previously Issued Financial Statements, to the Consolidated Financial Statements included in Part II—Item 8, Financial Statements and Supplementary Data.

        The Audit Committee has completed its independent investigation and found that, in connection with its quarterly close processes, up until June 2013, the finance organization would compile lists of financial items, which included significant accounting entries recorded during the quarter, late accounting entries, disclosure items and certain other items with potential accounting implications. The lists used to track these financial items appear to have been primarily shared within certain parts of the finance organization and were not shared with our independent registered public accounting firm. Typically, there were between approximately thirty to fifty items per quarter on these lists and there were multiple versions of these lists per quarter, as items were added, removed and changed. Some of the items on the list were discussed with our independent registered public accounting firm while others were not.

        As part of the independent investigation, it was determined that nine historical items from these lists during a five year period should have been recorded in an earlier period or a different amount should have been recorded. The largest item relates to the now-discontinued Revue product and is the cause for the restatement. Two items—the warranty accrual and the amortization of certain intangible assets—were on the lists in prior periods and were not addressed in a timely manner before we corrected them in our revised Form 10-K/A filed on August 7, 2013. Certain former finance employees signed the May 30, 2013 management representation letter to our independent registered public accounting firm without disclosing these issues and, as a result, the management representation letter was inaccurate on this point. Six items are not material individually or in aggregate to any of the annual or interim periods reported but are nevertheless being corrected in these restated consolidated financial statements.

        There are two elements to the restatement related to the Revue product: (1) a lower of cost or market ("LCM") charge based on the net realizable value of finished goods and work in process on-hand inventory and non-cancelable orders for such inventory, and (2) an excess and obsolescence charge for non-cancelable orders for inventory components. The Audit Committee found that certain former members of the finance organization had information that was not considered, that showed a future loss that was estimable and probable before the filing of the Form 10-K on May 27, 2011 and that such loss was not recorded in our fiscal year 2011 financial statements. Certain former members of the finance organization erroneously accounted for the LCM charge in fiscal year 2011 based on the current price or on price reductions instead of considering available contemporaneous evidence of anticipated future price reductions and losses which were estimable and probable at the time. In addition, the Audit Committee found that a management representation letter dated May 27, 2011 to our independent registered public accounting firm incorrectly stated that probable future pricing adjustments were considered in the LCM calculation. With respect to the Revue components, certain former members of the finance organization did not consider all available information and therefore did not record a charge in the fourth quarter of fiscal year 2011 for non-cancelable orders related to components considered excess and obsolete. The analysis erroneously assumed the components would be manufactured into finished goods, though there was information available that showed that the components would not be manufactured into finished goods. This information was not reflected in our accounting or provided to our independent registered public accounting firm. The Audit Committee found that there was not an adequate basis for the historical accounting treatment of the components in the fourth quarter of fiscal year 2011.

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

        Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, and smart phone accessories. Our Internet communications products include webcams, conference cams and headsets. Our digital music products include wireless speakers, earphones, and custom in-ear monitors. Our gaming products include mice, keyboards, headsets and gaming controllers. For home entertainment and home control systems, we offer the Harmony line of advanced remote controls. Since fiscal year 2013, we have been exiting other non-strategic products, such as speaker docks and headphones, and continue to evaluate non-strategic products as part of our ongoing efforts to strengthen our overall portfolio.

        Within our peripherals segment, we classify our retail product categories as growth, profit maximization, and non-strategic. Our growth product categories are: PC Gaming, Tablet & Other Accessories, and Mobile Speakers. Our profit maximization categories are: Pointing Devices, PC Keyboards & Desktops, Audio-PC & Wearables, Video, and Remotes.

        Our brand, portfolio management, product development and engineering teams in our peripherals segment are responsible for product strategy, technological innovation, product design and development and to bring our products to market.

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

        We sell our peripherals products to a network of retailers, including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 88%, 87% and 86% of our net sales for fiscal years 2014, 2013 and 2012, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world's largest PC manufacturers. Sales to OEM customers were 6%, 7% and 8% of our net sales for fiscal years 2014, 2013 and 2012, respectively.

        Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, cloud-based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Net sales of video conferencing products were 6%, 7% and 6% of our net sales in the fiscal year 2014, 2013 and 2012, respectively. During fiscal year 2013, we recorded goodwill impairment charges of $214.5 million related to our video conferencing reporting segment.

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

        We believe that innovation, design and product quality are important to gaining market acceptance and maintaining market leadership.

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

Summary of Financial Results

        Our total net sales for fiscal year 2014 increased 1% in comparison to fiscal year 2013. Increases in our retail sales were partially offset by decreases in video conferencing sales.

        Retail sales during fiscal year 2014 increased 2% and units sold decreased 3%, compared to fiscal year 2013. Retail sales increased 9% in Americas and 2% in Asia Pacific, partially offset by a decrease of 4% in EMEA. If foreign currency exchange rates had been the same in fiscal year 2014 and 2013, the percentage changes in our constant dollar retail sales would have been an increase of 1% for total retail sales, an increase of 9% in Americas, an increase of 6% in the Asia Pacific, and a decrease of 7% in the EMEA regions.

        OEM sales during fiscal year 2014 remained flat, compared to fiscal year 2013, with OEM sales of $141.7 million during fiscal year 2014. OEM units sold remained flat during fiscal year 2014, compared to fiscal year 2013.

        Sales of Lifesize video conferencing products, which were 6% of total net sales during fiscal year 2014, decreased 12% during fiscal year 2014, compared to fiscal year 2013, due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions and, an evolving Lifesize product line. During the second quarter of fiscal year 2014, we implemented a comprehensive restructuring at Lifesize as part of our efforts to reposition the business and achieve profitability by the end of fiscal year 2014. This restructuring included reduction in staffing as well as an exit from non-strategic product lines. This restructuring resulted in a return to profitability in the third quarter of fiscal year 2014 before charges for amortization of intangible assets, share based compensation, and restructuring. During fiscal year 2013, we recorded goodwill impairment charges of $214.5 million related to our video conferencing reporting segment.

        Our gross margin for fiscal year 2014 increased to 34.2%, compared to 33.8% for fiscal year 2013. The increase in gross margin primarily resulted from cost improvements in some of our PC-related categories and from actions we took during fiscal year 2013 to streamline our product portfolio.

        Operating expenses for fiscal year 2014 were 30.6% of net sales, compared to 45.8% for fiscal year 2013. The decrease in total operating expenses as a percentage of net sales was primarily due to a $216.7 million impairment charge of goodwill and other assets during fiscal year 2013 and decreases of $29.9 million in restructuring charges and $52.1 million in marketing and selling expenses due to headcount reductions as a result of restructuring and lower sales and marketing investment in primarily music products.

        Net income for fiscal year 2014 was $74.3 million, compared to a net loss of $227.5 million for fiscal year 2013. This improvement primarily resulted from a $216.7 million impairment charge of goodwill and other assets related to our Lifesize business during fiscal year 2013 and decreases of $29.9 million in restructuring charges and $52.1million in marketing and selling expenses, partially offset by a shift from a $25.8 million benefit from income taxes for fiscal year 2013 to a $3.3 million provision for income taxes for fiscal year 2014.

Trends in Our Business

        Our sales of PC peripherals for use by consumers in Americas and Europe have historically made up the large majority of our revenues. In the last several years, the PC market has changed dramatically and there continues to be significant weakness in the global market for new PCs. This weakness had a negative impact on our net sales in all of our PC-related categories. We believe that this weakness reflects the growing popularity of tablets and smartphones as mobile computing devices.

        We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially for PC Gaming and accessories for mobility-related products, including tablets, smartphones, Gaming and other mobile devices and for digital music, including wireless speakers, to limit and offset the decline in our PC peripherals. We pursue growth opportunities in emerging markets, mobility-related products, products for digital music and enterprise markets. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

Trends Specific to our Peripherals Segment

        PC Peripherals:    Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. As the quality of PC-embedded webcams improves along with the increasing popularity of tablets and smartphones with embedded webcams, we expect future sales of our PC-connected webcams will continue to be weak (or continue to decline on a year over year basis). The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.

        Enterprise Market.    We are continuing our efforts to create and sell products and services to enterprises. For example, we have introduced the Logitech ConferenceCam CC3000e video conference solution designed for small to medium conference rooms. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

        Tablets and Other Accessories.    The increasing popularity of smaller, mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. During fiscal year 2014, we continued to expand and leverage our success in this category through the introductions of keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. During this time, we also introduced keyboard folios for the Samsung Galaxy tablet as well as the Wired Keyboard for the iPad, designed primarily for use in the classroom.

        Mobile Speakers.    We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for us. Many consumers listen to music as a popular entertainment activity, fueled by the growth in smart phones, tablets, music services and Internet radio. We believe we have a solid foundation of audio speaker solutions to satisfy consumers' needs for music consumption, in the digital music speaker space. We continue to invest in the UE brand and introduce innovative new products in this category such as UE BOOM, a wireless speaker with 360-degree stereo sound.

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

        Trends in Non-Strategic Peripherals Product Categories.    Some of our other peripherals product categories are experiencing significant market challenges. During the quarter ended December 31, 2012, we identified a number of product categories that no longer fit with our strategic direction at that time. We will continue to evaluate our product offerings and will exit those which no longer support our strategic direction.

Trends Specific to our Video Conferencing Segment

        The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for us. However, the overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. This situation resulted in a $214.5 million goodwill impairment charge in fiscal year 2013. During the quarters ended March 31, 2013 and September 30, 2013, we implemented restructuring plans affecting our video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our Lifesize products to interoperate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective Lifesize customers. In addition, Lifesize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions. We are also seeking to offer Lifesize products designed to enhance the use of mobile devices in video conferencing applications.

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

Accruals for Customer Programs

        We record accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. An allowance against accounts receivable is recorded for accruals and program activity related to our direct customers and those indirect customers who receive payments for program activity through our direct customers. An accrued liability is recorded for accruals and program activity related to our indirect customers who receive payments directly and do not have a right of offset against a receivable balance. The estimated cost of these programs is recorded as a reduction of revenue, as cost of sales or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

        Returns.    We grant limited rights to return products. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future returns.

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

        Pricing Programs.    We have agreements with certain customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At management's discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect and direct partners. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Estimates of expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information.

        We regularly evaluate the adequacy of our accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require us to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to revenue or operating expenses. If, at any future time, we become unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to users, which would adversely impact revenue in the period of transition.

Inventory Valuation

        We must order components for our products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.

        We record inventories at the lower of cost or market value and record write-downs of inventories that are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. Inventory on hand which is not expected to be sold or utilized is considered excess, and we recognize the write-off in cost of sales at the time of such determination. The write-off is determined by comparison of the current replacement cost with the estimated selling price less any costs of completion and disposal (net realizable value) and the net realizable value less an allowance for normal profit. At the time of loss recognition, a new per unit, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.

Share-Based Compensation Expense

        Share-based compensation expense includes compensation expense, reduced for estimated forfeitures. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (restricted stock units) that vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the closing market price on the date of grant.

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

  Applicable to Both Reporting Units

        We continue to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long-lived assets. There are a number of uncertainties associated with the key assumptions described above based primarily on the difficulty of predicting our revenues and profitability. Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating end-user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including, but not limited to:

  •
  Our revenues are impacted by consumer demand and future global conditions, which could fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in consumer buying patterns.

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

Results of Operations

        We have revised our results of operations for the fiscal year ended March 31, 2013 and restated our results of operations for the fiscal year ended March 31, 2012. The restatement reflects the results of the independent investigation by the Audit Committee and other corrections identified by the management to the financial statements. For more information, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8.

Net Sales

        Net sales by channel for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

				Change
	Years Ended March 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
		As Revised
Retail	$1,866,279	$1,821,051	$1,982,783	2%	(8)%
OEM	141,749	141,186	185,959	0	(24)
Video conferencing	120,685	137,040	147,461	(12)	(7)

Total net sales	$2,128,713	$2,099,277	$2,316,203	1	(9)

  Retail:

        During fiscal year 2014, retail sales increased 2% and units sold decreased 3%, compared to fiscal year 2013. Retail sales increased in Americas and Asia Pacific and decreased in EMEA during fiscal year 2014, compared to fiscal year 2013. The increase in retail sales is primarily due to triple-digit growth in Mobile Speakers, double-digit growth in Tablets & Other Accessories and PC Gaming, offset in part by a decline in Audio-PC & Wearables, Video, and our Non-Strategic categories, compared to fiscal year 2013.

        During fiscal year 2013, our retail sales decreased 8% and units sold decreased 7%, compared to fiscal year 2012. We experienced decreases in all three regions during fiscal year 2013, compared to fiscal year 2012.

  OEM:

        OEM sales of $141.7 million during fiscal year 2014 remained flat compared to fiscal year 2013. OEM units sold remained flat during fiscal year 2014 compared with fiscal year 2013. During fiscal year 2013, OEM net sales decreased 24% and units sold decreased 12%, compared to fiscal year 2012. The decrease was primarily due to lower sales in the keyboard/desktop category and pointing devices.

  Lifesize:

        During fiscal year 2014, video conferencing net sales decreased 12%, compared to fiscal year 2013. The decrease primarily resulted from the combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving Lifesize product line and challenges in execution. During fiscal year 2013, video conferencing net sales decreased 7%, compared to fiscal year 2012. The decrease was reflected in all geographic regions and was impacted by the slowdown in the overall video conferencing industry in recent years, together with the competitive environment and lower demand related to new product launches.

Sales Denominated in Other Currencies

        Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar and Australian Dollar. During fiscal years 2014, 2013 and 2012, 45%, 45% and 45% of our net sales were denominated in currencies other than the U.S. Dollar, respectively.

Retail Sales by Region

        We use sell-through data, which represents sales of our products by our retailer customers to consumers, and by our distributor customers to resellers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data. Although the sell-through data we obtained typically represents a majority of our retail sales, the customers supplying sell-through data vary by geographic region and from period-to-period. As a result of these limitations, sell-through data may not be an accurate indicator of actual consumer demand for our products.

  Americas

        During fiscal year 2014, retail sales in Americas increased 9%, compared to fiscal year 2013. Retail sales increased in Tablet & Other Accessories, Mobile speakers, PC Gaming, PC Keyboards & Desktops and Pointing Devices, partially offset by decreases in Non-Strategic Other, Audio-PC & Wearables, Remotes, and Video. The increase in Tablet & Other Accessories was led by sales of our Ultrathin Keyboard Cover for the iPad and from our recently introduced Keyboard Folio suite of products designed for the iPad, iPad mini and iPad Air. The increase in Mobile Speakers was primarily from the UE BOOM. The increase in PC Gaming was due to the recent launch of our new gaming products. The increase in PC Keyboards & Desktops was driven by low-end, mid-range and high-end products. Retail sales improved in the United States and Canada during fiscal year 2014, compared to fiscal year 2013. In addition, retail sell-through increased 9% during fiscal year 2014, compared to fiscal year 2013.

        During fiscal year 2013, Americas decreased 7%, compared to fiscal year 2012. This decrease was primarily from significant decreases in our Non-Strategic Other, Video, Pointing Devices, Audio- PC & Wearables, Remotes and PC Gaming, partially offset by an increase in Tablets & Other Accessories, due to demand from the Logitech Ultrathin Keyboard Cover for the iPad and slight increases in PC Keyboards & Desktops and Mobile Speakers. During fiscal year 2013, we experienced weakness primarily in the United States, partially offset by improvements in Mexico and Brazil. In addition, retail sell-through decreased 5% during fiscal year 2013, compared to fiscal year 2012.

  EMEA

        During fiscal year 2014, retail sales in EMEA decreased 4%, compared to fiscal year 2013. Retail sales decreased in Pointing Devices, Video, Audio-PC & Wearables, and Non-Strategic other, partially offset by increases in Tablet & Other Accessories, Mobile Speakers, PC Gaming and Remotes. We experienced a significant decrease in Germany due to sales challenges which we overcame in the second half of fiscal year 2014. The decrease in Germany was partially offset by an increase in the United Kingdom. In addition, retail sell-through decreased 4% in Euros during fiscal year 2014, compared to fiscal year 2013.

        During fiscal year 2013, retail sales in EMEA decreased 11%, compared to fiscal year 2012. The decrease was primarily caused by the extreme weakness in the PC market and the continued macro-

economic uncertainty across many European countries. The decrease was due to Non-Strategic Other, Pointing Devices, Audio-PC & Wearables, Video, and Mobile Speakers offset in part by Tablet & Other Accessories, and PC Keyboard & Desktops. During fiscal year 2013, we experienced significant sales decreases in major countries such as Germany, France, Switzerland, Spain, and the Netherlands.

  Asia Pacific

        During fiscal year 2014, retail sales in Asia Pacific increased 2%, compared to fiscal year 2013. Retail sales increased in PC Gaming, Tablet & Other Accessories, Mobile Speakers and Remotes, partially offset by decreases in Non-Strategic Other, Audio- PC & Wearables, Video, and Pointing Devices and PC keyboards & Desktops. In addition, retail sell-through in Asia Pacific increased 2% during fiscal year 2014, compared to fiscal year 2013.

        During fiscal year 2013, retail sales in Asia Pacific decreased 4%, compared to fiscal year 2012. This decrease was primarily due to decreases in our Non-Strategic Other, remotes, PC Gaming and Video, partially offset by a significant increase in Tablet & Other Accessories and Mobile Speakers. Decreases by country within the Asia Pacific region were primarily from India, Australia, Taiwan and South Korea, partially offset by increases in China, New Zealand and Indonesia. Retail sell-through in Asia Pacific increased 2% during fiscal year 2013, compared to fiscal year 2012.

Net Sales by Product Categories

        Net sales by product categories for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

				Change
	Years Ended March 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013*	2012*
		As Revised
Peripherals:
PC Gaming	$186,926	$144,512	$186,190	29%	(22)%
Tablet & Other Accessories	172,484	119,856	44,326	44	170
Mobile Speakers	87,414	33,408	21,969	162	52

Growth	446,824	297,776	252,485	50	18

Pointing Devices	506,884	521,083	559,366	(3)	(7)
PC Keyboards & Desktops	415,512	399,144	383,697	4	4
Audio-PC &Wearables	255,573	292,245	339,394	(13)	(14)
Video	137,115	153,060	196,662	(10)	(22)
Remotes	67,371	71,641	91,000	(6)	(21)

Profit Maximization	1,382,455	1,437,173	1,570,119	(4)	(8)

Other	37,000	86,102	160,179	(57)	(46)

Non-Strategic	37,000	86,102	160,179	(57)	(46)

OEM	141,749	141,186	185,959	0	(24)

	2,008,028	1,962,237	2,168,742	2	(10)
Video conferencing	120,685	137,040	147,461	(12)	(7)

	$2,128,713	$2,099,277	$2,316,203	1	(9)

*
Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Growth Categories:

PC Gaming

        Our retail PC Gaming category comprises PC Gaming mice, keyboards, headsets, gamepads and steering wheels.

        During fiscal year 2014, retail sales of PC Gaming increased 29% and units sold increased 24%, compared to fiscal year 2013. This growth was primarily due to the recent launch of our new gaming products, including mice, keyboards and headsets. New products made up 23% of total PC Gaming revenue for fiscal year 2014. Our top revenue-generating PC Gaming products included the Logitech G27 Racing Wheel, the Logitech G930 Wireless Gaming Headset, the G500s Laser Gaming Mouse, the G700s Rechargeable Gaming Mouse, and the G710+ Mechanical Gaming Keyboard.

        During fiscal year 2013, retail sales of PC Gaming decreased 22% and units sold decreased 9%, compared to fiscal year 2012. The decrease was across most of our PC Gaming products, with the most significant decrease in our steering wheel product category, partially offset by strong sales from select gaming products including the Logitech G930 Wireless Gaming Headsets. The difference between the decline in gaming sales and the decrease in units sold reflects a product mix shift away from higher-priced steering wheels to lower-priced mice, keyboards and gamepads. The overall decline in this category primarily reflected an aging product lineup.

Tablet & Other Accessories

        Our retail Tablet & Other Accessories category comprises keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

        During fiscal year 2014, retail sales of Tablet & Other Accessories increased 44% and units sold increased 87%, compared to fiscal year 2013. The increase was driven by demand for the Logitech Ultrathin Keyboard Cover for the iPad, as well as strong sales from recently introduced products such as the Logitech Ultrathin Keyboard Cover for the iPad Mini and from the Logitech Keyboard Folio suite of products designed for the iPad, iPad mini, and iPad Air. The faster growth in unit shipments reflects the broadening of our portfolio to address a larger portion of the tablet accessory market, including tablet cases.

        During fiscal year 2013, retail sales of Tablet & Other Accessories represented our strongest product category with an increase of 170% and units sold increase of 124%, compared to fiscal year 2012. This increase was driven by demand for the Logitech Ultrathin Keyboard Cover, which represented our best selling product across all of our categories.

Mobile Speakers

        Our retail Mobile Speakers category includes portable Bluetooth wireless speakers.

        During fiscal year 2014, retail sales of Mobile Speakers increased 162% and units sold increased 88%, compared to fiscal year 2013. The 162% increase in our wireless speakers for smartphones and tablets was driven by a strong demand primarily for the UE BOOM. Our top revenue-generating wireless speaker products during fiscal year 2014 included the UE BOOM and the UE Mini BOOM.

        During fiscal year 2013, retail sales of Mobile Speakers increased 52% and units sold increased 53%, compared to fiscal year 2012. The increase was from a 52% increase in our wireless speakers for smartphones and tablets. We experienced strong initial sales from our new wireless speakers including the Logitech UE Mobile Boombox and Logitech UE Boombox, both of which began shipping late in the second quarter of fiscal year 2013. During the fourth quarter of fiscal year 2013, this category was negatively impacted by very weak demand for the Logitech UE Boombox. The poor sales performance of this product was due to a lack of competitive differentiation and a form factor that has proved to be too large for many consumers. Contrasting, sales continued to be strong for our smaller, lower cost Logitech UE Mobile Boombox.

Profit Maximization Categories:

Pointing Devices

        Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

        During fiscal year 2014, retail sales of Pointing Devices decreased 3% and units sold decreased 1%, compared to fiscal year 2013. The decrease in retail sales was primarily due to the continued weakness in the global PC market. The decrease was primarily from our high-end product offerings, which decreased 14%, followed by our mid-range product offerings, which decreased 6%, and our low-end product offerings remained relatively flat for the year. Retail sales of corded mice decreased 9% and units sold decreased 10%. Retail sales of cordless mice decreased 1% and units sold increased 4%.

        During fiscal year 2013, retail sales of pointing devices decreased 7% and units sold decreased 5%, compared to fiscal year 2013. The continued weakness in the global PC market was a major factor in the sales decrease across all regions except the Asia Pacific region where retail sales were consistent. The decrease in our low-end product offerings, which decreased 6%, and our mid-range products which decreased 8%, was partially offset by an increase in our high-end product offerings of 3%. Sales of all cordless mice decreased 5% and units sold increased 1%. Corded mice sales decreased 16% and units sold decreased 13%.

PC Keyboards & Desktops

        Our retail PC Keyboard & Desktop category comprises PC keyboards and keyboard/mice combo products.

        During fiscal year 2014, retail sales of PC Keyboards & Desktops increased 4% and units sold decreased 1%, compared to fiscal year 2013. The sales increase was primarily due to sales increase in our corded and cordless combo. Our best selling product in this category was the Wireless Touch Keyboard K400, which features an integrated touchpad and has been popular for use in the living room. Retail sales of corded and cordless keyboards decreased 17% and 5%, respectively, and units sold decreased 21% and 6%, respectively. Retail sales of corded and cordless combos increased 3% and 7%, respectively, and units sold decreased 1% and increased 10%, respectively.

        During fiscal year 2013, retail sales of PC Keyboards & Desktops increased 4% and units sold increased 1%, compared to fiscal year 2012. Although this category was affected by the continued weakness in the global PC market, we managed to achieve a modest retail sales increase due to continued development of new, innovative products led by the Logitech Wireless Touch Keyboard K400, and from other products, including the Logitech Washable Keyboard K310, Logitech Wireless Combo MK240, Logitech Bluetooth Illuminated Keyboard K810 and the Logitech Wireless Solar Keyboard for Mac. Retail sales of corded and cordless combos decreased 9% and were consistent, respectively, and units sold decreased 7% and increased 4%, respectively. Retail sales of corded and cordless keyboards decreased 5% and decreased 7%, respectively, and unit sales decreased 11% and were consistent, respectively.

Audio-PC & Wearables

        Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear headphones.

        During fiscal year 2014, retail sales of Audio-PC decreased 13% and units sold decreased 17%, compared to fiscal year 2013. The decrease was primarily due to decreases in PC speaker retail sales of 10% and units sold of 11%. These decreases reflect both a weakness in the overall market for new PCs and a market shift toward mobile audio devices. Retail sales of our Wearables products declined 39%, as we phase out the headphone category.

        During fiscal year 2013, retail sales of Audio-PC decreased 14% and units sold decreased 15%, compared to fiscal year 2012. This was due to a decrease in PC speaker retail sales of 14% and unit sales decrease of 17% and PC headset retail sales decrease of 8% and units sold decrease of 10%. These decreases reflect both weakness in the overall market for new PCs and a market shift toward mobile audio devices.

Video

        Our retail Video category comprises retail webcams and Unified Communications webcams.

        During fiscal year 2014, retail sales of Video decreased 10% and units sold decreased 26%, compared to fiscal year 2013. The decrease was primarily due to weakness in our consumer webcam product line, which decreased 17%, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. The decrease in our webcam product line was concentrated in both the low-end and mid-end of the category. The decrease was partially offset by strong growth in our high-end category, which increased 28%.

        During fiscal year 2013, retail sales of Video decreased 22% and units sold decreased 27%, compared to fiscal year 2012. The decrease was primarily due to weakness in our webcam product line, which decreased 26%, and which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market. We experienced strong growth in the high-end category driven by the Logitech HD Pro Webcam C920, which offers full HD 1080p, and from the Logitech BCC950 Conference Cam for the enterprise market.

Remotes

        Our retail Remotes category comprises our Harmony remotes.

        During fiscal year 2014, retail sales of Remotes decreased 6% and units sold decreased 23%, compared to fiscal year 2013. The decrease in Remotes was primarily concentrated in our high-end and low-end products, partially offset by increases in our mid-range product lines. New products such Harmony Ultimate and Harmony Smart Control contributed to 58% of total retail sales of Remotes for fiscal year 2014. The higher decline in units sold reflected our strategic shift away from the low-end products.

        During fiscal year 2013, retail sales of Remotes decreased 21% and units sold decreased 37%, compared to fiscal year 2012. The decrease was concentrated in the low and mid-range remotes, which decreased 39% and 66%, respectively. The high-end remotes decreased 7%; however we launched Harmony Touch in October 2012, our first new high-end remote in over four years. The significant decrease in units sold, relative to retail sales, primarily reflects the transition away from selling low end remotes to mid to high-end remotes.

Non-Strategic

        This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category include TV camera, Digital Video Security, TV and home speakers, Google TV products, and Keyboard/Desktop accessories.

        During fiscal year 2014, retail sales of this category decreased 57% and units sold decreased 64%, compared to fiscal year 2013.

        During fiscal year 2013, retail sales of this category decreased 46% and units sold decreased 37%, compared to fiscal year 2012.

OEM

        During fiscal year 2014, OEM sales and units sold remained flat compared to fiscal year 2013.

        During fiscal year 2013, OEM sales decreased 24% and units sold decreased 12%, compared to fiscal year 2012. These declines were primarily due to lower sales in pointing devices and the keyboard/desktop category.

Video Conferencing

        During fiscal year 2014, video conferencing sales decreased 12% compared to fiscal year 2013. The decrease was primarily due to a combination of a changing industry landscape caused by a shift to less expensive, cloud-based video conferencing solutions, an evolving Lifesize product line and challenges in execution experienced in all geographic regions.

        During fiscal year 2013, video conferencing sales decreased 7% compared to fiscal year 2012. The decrease was impacted by the slowdown in the overall video conferencing industry, together with the competitive environment in fiscal year 2013 and lower demand related to new product launches.

Gross Profit

        Gross profit for fiscal years 2014, 2013 and 2012 was as follows (in thousands):

				Change
	Years Ended March 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
		As Revised	As Restated
Net sales	$2,128,713	$2,099,277	$2,316,203	1%	(9)%
Cost of goods sold	1,400,844	1,389,643	1,508,670	1	(8)

Gross profit	$727,869	$709,634	$807,533	3	(12)

Gross margin	34.2%	33.8%	34.9%

        Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, outside processing costs, write-down of inventories and amortization of intangible assets.

        The increase in gross margin during fiscal year 2014, compared to fiscal year 2013, was primarily due to cost improvements across all of our PC-related categories and from actions we took since fiscal year 2013 to streamline our product portfolio, revalue inventory of several discontinued Music category products and the discontinuation of projects in 2013 due to restructuring.

        Gross margin for fiscal year 2013 decreased, compared to fiscal year 2012. During fiscal year 2013, we experienced gross margin improvement from improvements to our global supply chain process. These improvements were almost entirely offset by an unfavorable change in retail product mix, the negative impact of a weaker euro, a charge to revalue our inventory of several headphones and a large form-factor wireless speaker included in our mobile speakers retail product category, pricing actions related to the simplification of our product portfolio in Americas and EMEA regions, costs related to product development efforts that were discontinued as a result of our restructuring plans during fiscal year 2013, and a provision for a patent dispute.

Operating Expenses

        Operating expenses for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended March 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
		As Revised	As Restated
Marketing and selling	$379,747	$431,886	$422,116	(12)%	2%
% of net sales	17.8%	20.6%	18.2%
Research and development	139,385	155,012	162,159	(10)	(4)
% of net sales	6.5%	7.4%	7.0%
General and administrative	118,940	114,381	109,260	4	5
% of net sales	5.6%	5.4%	4.7%
Impairment of goodwill and other assets	—	216,688	—	(100)	—
% of net sales	0.0%	10.3%	0.0%
Restructuring charges	13,811	43,704	—	(68)	—
% of net sales	0.7%	2.1%	0.0%

Total operating expenses	$651,883	$961,671	$693,535	(32)	39

% of net sales	30.6%	45.8%	29.9%

        The decrease in total operating expenses during fiscal year 2014, compared to fiscal year 2013, was primarily due to the $216.7 million impairment of goodwill and other assets recorded in fiscal year 2013, combined with the restructuring plans initiated in fiscal year 2013, which reduced personnel-related expenses in fiscal year 2014 and resulted in a $30.0 million decrease in restructuring expenses.

        The increase in total operating expenses during fiscal year 2013, compared to fiscal year 2012, was mainly due to the $216.7 million impairment charge of goodwill and other assets primarily related to the Lifesize business and from the $43.7 million in costs related to restructuring plans we implemented in fiscal year 2013.

  Marketing and Selling

        Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

        During fiscal year 2014, marketing and selling expenses decreased 12%, compared to fiscal year 2013. The decrease was primarily due to $15 million lower personnel-related expenses from the reduction in Lifesize worldwide workforce restructuring and $24 million lower advertising and marketing cost related to the launch of new Music category in fiscal year 2013.

        During fiscal year 2013, marketing and selling expense increased 2%, compared to fiscal year 2012. We experienced increased advertising, product design, consulting and marketing expenses associated with the launch of new music products, which were partially offset by decreases in personnel-related expense from restructuring plans we implemented during fiscal year 2013, and reduction in Digital Home category marketing cost.

  Research and Development

        Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

        During fiscal year 2014, research and development expense decreased 10%, compared to fiscal year 2013. The decrease was primarily due to $6 million lower personnel-related expenses from the reduction in Lifesize worldwide restructuring and $9 million lower design and development cost related to the fiscal year 2013 launch of the new Music category.

        During fiscal year 2013, research and development expense decreased 4%, compared to fiscal year 2012. The decrease was primarily due to a decrease in personnel related expenses due to the reduction in worldwide workforce resulting from our restructuring plans.

  General and Administrative

        General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

        During fiscal year 2014, general and administrative expense increased 4%, compared to fiscal year 2013. The increase was primarily due to $8 million increase in personnel-related expense due to higher variable compensation costs related to our improved performance and share-based compensation expense, partially offset by $4 million decrease of facility related expenses due to our recent restructuring plans which occurred during fiscal year 2013.

        During fiscal year 2013, general and administrative expense increased 5%, compared to fiscal year 2012. The increase was primarily due to the gain on sale of property and plant related to unused manufacturing properties in China which impacted fiscal year 2012 and from the write-off of the remaining lease obligations resulting from the exit of our former U.S. corporate offices during fiscal year 2013, partially offset by a decrease in personnel-related expenses and share-based compensation expense due to the reduction in worldwide workforce from our restructuring plans during fiscal year 2013.

  Impairment of Goodwill and Other Assets

        There was no impairment of goodwill and other assets for fiscal year 2014. We recorded an impairment charge of goodwill and other assets of $216.7 million primarily related to the Lifesize business in fiscal year 2013.

        While performing our annual goodwill impairment analysis of each of our reporting units as of December 31, 2012, we determined that our video conferencing reporting unit's estimated fair value was less than its carrying value, thus requiring a Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in our expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown in recent quarters, combined with lower demand related to new product launches, increased competition in fiscal year 2013 and other market data. The Step 2 test required us to fair value all assets and liabilities of our video conferencing reporting unit to determine the implied fair value of this reporting unit's goodwill. We were unable to complete the Step 2 analysis prior to filing of our Form 10-Q for the quarterly period ended December 31, 2012 due to the complexities of determining the implied fair value of goodwill of our video conferencing reporting unit. Based on our work performed during the third quarter of fiscal year 2013, we initially recorded an estimated goodwill impairment charge of $211.0 million. During the fourth quarter of fiscal year 2013, we completed this goodwill impairment assessment and recorded an additional $3.5 million in goodwill impairment charge related to our video conferencing reporting unit. During the fourth quarter of fiscal year 2013, we also recorded impairment charges of $2.1 million related to our digital video security product line, included within our retail video product category, which we plan to divest.

  Restructuring Charges

        Our restructuring activities were mainly attributable to the peripherals operating segment. The following table summarizes restructuring-related activities during the years ended March 31, 2014 and 2013 (in thousands):

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
March 31, 2012	$—	$—	$—	$—
Charges	41,088	1,308	1,308	43,704
Cash payments	(27,768)	(1,233)	(1,322)	(30,323)
Foreign exchange impact	63	—	14	77

March 31, 2013	13,383	75	—	13,458
Charges	6,463	7,348	—	13,811
Adjustment for deferred rent	—	1,450	—	1,450
Cash payments	(19,534)	(1,454)	—	(20,988)
Foreign exchange impact	(170)	—	—	(170)

March 31, 2014	$142	$7,419	$—	$7,561

        During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $5.0 million in termination benefits and $0.6 million in lease exit costs. We substantially completed this restructuring plan by March 31, 2014.

        During the fourth quarter of fiscal year 2013, we implemented a restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, we reduced our worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $1.5 million in termination benefits and $6.7 million in lease exit costs, $5.4 million of which pertains to the consolidation our Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014. During fiscal year 2013, restructuring charges under this plan included $15.2 million in termination benefits to affected employees. We substantially completed this restructuring plan by the fourth quarter of fiscal year 2014.

        During the first quarter of fiscal year 2013, we implemented a restructuring plan to simplify our organization, better align our costs with our current business and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the first quarter of fiscal year 2013. As part of this restructuring plan, we reduced our worldwide non-direct labor workforce. During fiscal year 2013, restructuring charges under this plan included $25.9 million in termination benefits, $1.3 million in legal, consulting, and other costs as a result of the terminations, and $1.3 million in lease exit costs associated with the closure of existing facilities. Termination benefits are calculated based on regional benefit practices and local statutory requirements. We substantially completed this restructuring plan by the fourth quarter of fiscal year 2013.

Interest Income (Expense), Net

        Interest income and expense for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Interest income	$1,831	$2,215	$3,121
Interest expense	(2,228)	(1,308)	(447)

	$(397)	$907	$2,674

        Interest income slightly decreased during fiscal year 2014 compared to fiscal year 2013.

        Interest expense increased during fiscal year 2014, compared to fiscal year 2013. The increase was primarily due to the write-off of $1.0 million in amortized loan fees related to our $250.0 million Senior Revolving Credit Facility which we chose to terminate during fiscal year 2014.

        Interest income decreased during fiscal year 2013, compared to fiscal year 2012. The decrease was primarily due to lower invested balances resulting from the $133.5 million cash dividend payment made in September 2012 and from the $87.8 million paid to repurchase 8.6 million shares under our amended September 2008 buyback program.

        Interest expense increased during fiscal year 2013, compared to fiscal year 2012. The increase was primarily due to commitment fees and non-recurring fees related to our $250 million Senior Revolving Credit Facility entered into in December 2011.

Other Income (Expense), Net

        Other income and expense for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Investment income related to deferred compensation plan	$1,487	$933	$227
Gain on sale of securities	—	831	6,109
Impairment of investments	(624)	(3,600)	—
Foreign currency exchange gain, net	62	104	1,575
Other	1,068	(466)	(256)

	$1,993	$(2,198)	$7,655

        Investment income for fiscal years 2014, 2013 and 2012 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

        The $0.6 million and $3.6 million investment impairment charges in fiscal years 2014 and 2013, respectively, resulted from the write-down of an investment in a privately-held company.

        During fiscal year 2013, we sold the remaining two of our available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in $0.8 million gain recognized in other income (expense), $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss.

        During fiscal year 2012, we sold two of our available-for-sale securities, with a total carrying value of $0.5 million and a total par value of $10.0 million, for $6.6 million, resulting in a gain of $6.1 million.

        Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency in one of our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Provision for (Benefit from) Income Taxes

        The provision for (benefit from) income taxes and effective income tax rate for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Provision for (benefit from) income taxes	$3,278	$(25,810)	$20,090
Effective income tax rate	4.2%	10.2%	16.2%

        The provision for income taxes consists of income and withholding taxes. We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in management's assessment of matters such as the ability to realize deferred tax assets.

        The change in the effective income tax rate between fiscal year 2014 and 2013 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and a tax benefit of $14.3 million during fiscal year 2014, related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations. In fiscal year 2013, there was a tax benefit of $35.6 million related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

        The change in the effective income tax rate between fiscal year 2013 and 2012 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and a tax benefit of $35.6 million during fiscal year 2013, related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.

        The federal research tax credit in the United States has expired as of December 31, 2013. The income tax expense for the fiscal year ended March 31, 2014 reflected a $0.8 million tax benefit for research tax credits.

        As of March 31, 2014 and March 31, 2013, the total amount of unrecognized tax benefits due to uncertain tax positions was $91.0 million and $95.4 million, respectively, of which $86.1 million and $90.3 million would affect the effective income tax rate if recognized, respectively.

        As of March 31, 2014, we had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2013, we had $98.8 million in non-current income taxes payable.

        We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. We recognized $1.1 million, $1.0 million and $1.2 million in interest and penalties in income tax expense during fiscal years 2014, 2013 and 2012, respectively. As of March 31, 2014, 2013 and 2012, we had approximately $5.6 million, $6.6 million and $7.5 million of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

        As of March 31, 2014, we had cash and cash equivalents of $469.4 million, compared with $333.8 million at March 31, 2013. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 73% is held by our Swiss-based entities and 12% is held by our subsidiaries in Hong Kong and China. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

        At March 31, 2014, our working capital was $478.2 million compared with working capital of $385.1 million at March 31, 2013. The increase in working capital over the prior year was primarily due to higher cash balances offset by low inventory balances at March 31, 2014.

        During fiscal year 2014, we generated $205.4 million from operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, from an increase in accrued and other liabilities and from a decrease in inventories. Net cash used in investing activities was $46.8 million, primarily for purchase of property, plant, and equipment of $46.7 million. Net cash used in financing activities was $22.7 million, primarily for the $36.1 million cash dividends, partially offset by $16.9 million in proceeds received from the sale of shares upon exercise of options and purchase rights.

        During fiscal year 2013, we generated $122.4 million of cash flow from operating activities. Our main sources of operating cash flows were net loss after adding back non-cash expenses of depreciation, amortization, impairment of goodwill and other assets, investment impairment, share-based compensation expense, and from decreases in accounts receivables and inventories. These sources of operating cash flows were offset in part by decreases in accounts payables and accrued liabilities and an increase in other assets. Net cash used in investing activities was $57.7 million, primarily for $54.5 million of investments in leasehold improvements, computer hardware and software, tooling and equipment and for our strategic investments of $4.4 million. Net cash used in financing activities was $207.6 million, primarily for the $133.5 million cash dividend payment and for the $87.8 million used to repurchase 8.6 million shares under our share buyback program, partially offset by $16.0 million in proceeds received from sale of shares upon exercise of options and purchase rights.

        In December 2011, we entered into a Senior Revolving Credit Facility Agreement ("Credit Facility") with a group of primarily Swiss banks that provided for a revolving multicurrency unsecured credit facility in the amount of up to $250.0 million and subject to certain requirements, permitted us to arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million. We also paid a quarterly commitment fee of 40% of the applicable margin on the available commitment. In December 2013, given the significant improvement in our financial performance and outlook, we chose to terminate this Credit Facility and wrote-off the capitalized commitment fees totaling $1.0 million. There were no outstanding borrowings at the time of termination.

        We had several uncommitted, unsecured bank lines of credit aggregating to $40.0 million as of March 31, 2014. There are no financial covenants under these lines of credit which we must comply with. As of March 31, 2014, we had outstanding bank guarantees of $7.1 million under these lines of credit. We also had credit lines related to corporate credit cards totaling $6.9 million as of March 31, 2014. There are no financial covenants under these credit lines.

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

        Although we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that resolutions in the next 12 months could increase or decrease the balance of our unrecognized tax benefits but we are not able to estimate the change at this time.

        The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Net cash provided by operating activities	$205,421	$122,389	$202,534
Net cash used in investing activities	(46,803)	(57,723)	(57,602)
Net cash used in financing activities	(22,681)	(207,641)	(139,374)
Effect of exchange rate changes on cash and cash equivalents	(349)	(1,571)	(5,119)

Net increase (decrease) in cash and cash equivalents	$135,588	$(144,546)	$439

Cash Flow from Operating Activities

        The following table presents selected financial information and statistics for fiscal years 2014, 2013 and 2012 (dollars in thousands):

	March 31,
	2014	2013	2012
		As Revised	As Restated
Accounts receivable, net	$182,029	$178,959	$223,104
Inventories	222,402	262,644	297,072
Working capital	478,213	385,073	574,944
Days sales in accounts receivable ("DSO")(1)	34 days	34 days	38 days
Inventory turnover ("ITO")(2)	5.9x	4.7x	4.6x

(1)
DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)
ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

        DSO as of March 31, 2014 remained flat compared to March 31, 2013.

        DSO as of March 31, 2013 decreased 4 days, compared to March 31, 2012. The decrease was primarily due to improvement in cash collections.

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

        ITO as of March 31, 2014 increased, compared to March 31, 2013. The increase was primarily due to lower inventory levels in relation to net sales during the fourth quarter of fiscal year 2014.

        ITO as of March 31, 2013 increased, compared to March 31, 2012. The increase was primarily due to lower inventory levels at March 31, 2013 in relation to net sales during the fourth quarter of fiscal year 2013.

Cash Flow from Investing Activities

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Purchases of property, plant and equipment	(46,658)	(54,487)	(54,199)
Purchase of strategic investment	(300)	(4,420)	—
Acquisitions, net of cash acquired	(650)	—	(18,814)
Proceeds from sales of available-for-sale securities	—	917	6,550
Proceeds from return of investment from strategic investments	261	—	—
Proceeds from sales of property and equipment	—	—	8,967
Purchase of trading investments	(8,450)	(4,196)	(7,505)
Proceeds from sales of trading investments	8,994	4,463	7,399

	(46,803)	(57,723)	(57,602)

        Our expenditures for property, plant and equipment during fiscal year 2014, 2013 and 2012 were primarily expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

        During fiscal year 2014, purchases of property, plant and equipment decreased, compared to fiscal year 2013, primarily due to leasehold improvements related to our new Silicon Valley campus during fiscal year 2013. During fiscal year 2014, we made a $0.7 million investment. During fiscal year 2013, we sold our two remaining available-for-sale securities for $0.9 million.

        During fiscal year 2013, we purchased a strategic investment for $4.0 million in exchange for convertible preferred stock. We accounted for this investment under the cost method of accounting since we have less than a 20% ownership interest and we lack the ability to exercise significant influence over the operating and financial policies of the investee. We also purchased another strategic investment for $0.4 million in exchange for approximate 20% ownership interest. We accounted for this investment under the equity method of accounting since we have the ability to exercise significant influence over the operating and financial policies of the investee. In addition, we sold our two remaining available-for-sale securities for $0.9 million.

        During fiscal year 2012, $54.2 million capital investment activity was primarily due to leasehold improvements related to our new Americas headquarters. We also acquired Mirial S.r.l. for a total consideration of $18.8 million (€13.0 million), net of cash acquired of $1.4 million (€1.0 million). Proceeds from the sale of property and plant related to the sale of unused manufacturing properties in China.

        The purchases and sales of trading investments during fiscal years 2014, 2013 and 2012 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

	Years Ended March 31,
	2014	2013	2012
Payment of cash dividends	(36,123)	(133,462)	—
Purchases of treasury shares	—	(87,812)	(156,036)
Proceeds from sales of shares upon exercise of options and purchase rights	16,914	15,982	17,591
Tax withholdings related to net share settlements of restricted stock units	(5,718)	(2,375)	(966)
Excess tax benefits from share-based compensation	2,246	26	37

	(22,681)	(207,641)	(139,374)

        During fiscal year 2014, we paid an annual cash dividend of $36.1 million, compared to a special one-time distribution of $133.5 million during fiscal year 2013.

        There was no stock repurchase activity during fiscal year 2014. During fiscal year 2013, we repurchased 8.6 million shares for $87.8 million, compared to 17.5 million shares for $156.0 million during fiscal year 2012.

        Proceed from the sale of shares upon exercise of options and purchase rights pursuant our stock plans during fiscal years 2014, 2013 and 2012 was $16.9 million, $16.0 million and $17.6 million, respectively. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required during fiscal years 2014, 2013 and 2012 was $5.7 million, $2.4 million and $1.0 million, respectively.

Cash Outlook

        Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities, or to acquire or invest in complementary businesses, products, services, and technologies.

        In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

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

        During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align our organization to our strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. During the fourth quarter of fiscal year 2013, we implemented an additional restructuring plan to realign our organization to increase our focus on mobility products, improve profitability in PC-related products and enhance our global operational efficiencies.

        Our other contractual obligations and commitments that require cash are described in the following sections.

        For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $205.4 million, $122.4 million and $202.5 million during fiscal years 2014, 2013 and 2012, respectively. During fiscal year 2013, our level of cash and cash equivalents was significantly reduced by the distribution of CHF 125.7 million (U.S. dollar amount of $133.5 million) out of retained earnings, and by the $87.8 million in share repurchases. During fiscal year 2014, we paid a cash dividend of CHF 33.7 million (U.S. dollar amount of $36.1 million) out of retained earnings. On November 12, 2014, the Board approved, subject to approval by our shareholders and other Swiss statutory requirements, a dividend of CHF 0.2625 per share. We plan to issue an annual dividend on a recurring basis. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

Contractual Obligations and Commitments

        As of March 31, 2014, our outstanding contractual obligations and commitments included: (i) facilities leased under operating lease commitments, (ii) purchase commitments and obligations, (iii) long-term liabilities for income taxes payable, and (iv) defined benefit pension plan and non-retirement post-employment benefit obligations. The following summarizes our contractual obligations and commitments as of March 31, 2014 (in thousands):

		Payments Due by Period
	March 31, 2014
		<1 year	1-3 years	4-5 years	>5 years
Inventory commitments	$102,760	$102,760	$—	$—	$—
Operating expenses	45,969	45,969	—	—	—
Capital commitments	12,994	12,994	—	—	—
Operating leases	77,949	17,022	32,947	7,172	20,808
Income taxes payable(3)	93,126	—	—	—	—
Obligation for deferred compensation(1)	16,611	—	—	—	—
Employee benefit plan obligation(1)	38,999	—	—	—	—
Other non-current obligations(2)	1,715	—	—	—	—

	$390,123	$178,745	$32,947	$7,172	$20,808

(1)
As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table. We expect to contribute $5.3 million to our defined benefit pension plans during fiscal year 2015.

(2)
Other long-term liabilities at March 31, 2014 related to various other obligations. As specific payment dates for these obligations are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(3)
As specific payment dates to settle the income taxes payable are unknown at March 31, 2014, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Operating Leases

        We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. The liability for asset retirement obligations was not material for fiscal years 2014, 2013, and 2012.

Purchase Commitments

        As of March 31, 2014, we have fixed purchase commitments of $102.8 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first quarter of fiscal year 2015. We also had commitments of $46.0 million for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures amounted to $13.0 million and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.

Income Taxes Payable

        As of March 31, 2014, we had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2013, we had $98.8 million in non-current income taxes payable.

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

Obligation for Management Deferred Compensation

        At March 31, 2014, we had $16.6 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. See Note 5, Employee Benefit Plans, for more information.

Pension and Post-Employment Obligations

        At March 31, 2014, we had $39.0 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.1 million is payable in the next 12 months. See Note 5, Employee Benefit Plans, for more information.

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

Other Contingencies:

        As previously announced, some of the issues reviewed by the Audit Committee are also the subject of an ongoing formal investigation by the SEC, including the accounting for Revue inventory valuation reserves that resulted in the restatement, revision to the Company's financial statements concerning warranty accruals and amortization of intangible assets presented in our Form 10-K/A, filed on August 7, 2013, and the Company's transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company is cooperating with the SEC in its ongoing investigation. The Company has entered into an agreement with the SEC to extend the statute of limitations. The Company cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

        Logitech International S.A., the parent holding company, has issued several parent guarantees on behalf of its subsidiaries. The maximum potential future payment under the guarantee arrangements is limited to $80.0 million. As of March 31, 2014, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under a guarantee agreement. This guarantee does not specify a maximum amount. As of March 31, 2014, the amount of purchase obligations outstanding under this guarantee was immaterial. In addition, Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer's purchase obligations. As of March 31, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

        We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2014, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Quarterly Results of Operations

        As a result of the findings of the Audit Committee's independent investigation, we have restated our unaudited quarterly financial data for the quarter ended June 30, 2011, our discussion and analysis regarding our results of operations and cash flows for that quarter as is set forth below. For additional details, see Note 2 of Notes to our Consolidated Financial Statements and the Company's Supplementary

Data consisting of unaudited quarterly financial data immediately following Note 16 of Notes to our Consolidated Financial Statements in Part II, Item 8.

	Three months ended June 30,
	2011	2010
	As Restated	As Revised
Net sales	$480,441	$479,330
Cost of goods sold	321,693	310,046

Gross profit	158,748	169,284

Operating expenses:
Marketing and selling	98,891	91,338
Research and development	40,022	38,264
General and administrative	26,096	27,271

Total operating expenses	165,009	156,873

Operating income (loss)	(6,261)	12,411
Interest income, net	690	521
Other income, net	287	1,796

Income (loss) before income taxes	(5,284)	14,728
Benefit from income taxes	(9,393)	(5,402)

Net income	4,109	20,130

Net income per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11
Shares used to compute net income per share:
Basic	179,331	175,492
Diluted	180,083	177,358

Net Sales

        Net sales by channel for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change %
Retail	$394,776	$393,867	0%
OEM	49,178	58,335	(16)%
LifeSize	36,487	27,128	34%

Total net sales	$480,441	$479,330	0%

        Our total net sales were approximately the same in the fiscal quarters ended June 30, 2011 and 2010. Growth in retail sales of the Asia Pacific region and the LifeSize division sales were offset by essentially flat retail sales in Americas region and declines in the EMEA region retail sales and OEM sales. Approximately 32% and 39% of the Company's total net sales were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2011 and 2010. If foreign currency exchange rates had been the same in three months ended June 30, 2011 and 2010, our constant dollar total net sales decrease would have been 4%.

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

Three months ended June 30, 2011
EMEA	(14)%
Americas	1%
Asia Pacific	29%

        Retail sales in the EMEA region declined due to weak consumer demand for our products across much of Western Europe, most notably in the mature markets of Southern Europe such as Italy and Spain, where the economic environment was particularly challenging. The largest retail sales declines in EMEA occurred in the audio, digital home and pointing devices product families. Our constant dollar retail sales decrease in the EMEA region would have been 23%, if foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010. Retail units sold during the three months ended June 30, 2011 decreased 13% compared with the prior year, in line with the sales dollar decrease. Despite the weak demand, the overall level of inventory carried by our channel partners declined by 22% from March 31, 2011 to June 30, 2011. We believe we have largely stabilized the EMEA-specific pricing and channel management programs which created the execution issues that negatively impacted our profitability in the fourth quarter of fiscal year 2011. However, we believe that full implementation of the necessary operational changes will continue through the remainder of fiscal year 2012 which has resulted in a reduction of our expectation for EMEA sales in fiscal year 2012. During the three months ended June 30, 2011, we did achieve strong growth in EMEA's emerging markets, particularly Russia, and sell-through in Germany, our largest market in EMEA, improved in the three months ended June 30, 2011 compared with the three months ended March 31, 2011.

        In Americas region, retail sales increased 1% and retail units sold were flat in the three months ended June 30, 2011 compared with the same period in the prior fiscal year, primarily due to a 36% sales decline in the digital home product family, which was more than offset by increased sales of keyboards and desktops, pointing devices, and gaming products. In the digital home category, sales of remote controls in first quarter of fiscal year 2011 included the launch of several new remotes, including the Harmony 300 and the Harmony 650, whereas the same period in fiscal year 2012 did not include any remote control product launches. In addition, one of our Americas region customers placed a sizable order for remotes in the three months ended March 31, 2011, to support a promotion campaign, which negatively impacted sales in the three months ended June 30, 2011. The digital home category also includes Logitech Revue and related peripherals, which had slightly negative sales in the quarter, as returns of the products were higher than the very modest sales. Retail sell-through in Americas region increased during the fiscal quarter ended June 30, 2011 compared with the prior year. Foreign currency exchange rates had no effect on retail sales in the region for the three months ended June 30, 2011.

        Asia Pacific region's retail sales grew 29% during the three months ended June 30, 2011 compared with the same period in 2010, driven primarily by sales in China, which increased 89% compared with the prior year. All product lines grew in the three months ended June 30, 2011 compared with the prior year quarter, except digital home. Total retail units sold in the Asia Pacific region increased 31% during the quarter ended June 30, 2011 compared with the prior year. Retail sell-through during the quarter increased from the prior year in line with the sales growth. If foreign currency exchange rates had been the same in the three months ended June 30, 2011 and 2010, our Asia Pacific constant dollar retail sales increase would have been 24%.

Net Retail Sales by Product Family

        Net retail sales by product family during the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change %
Retail—Pointing Devices	$132,062	$131,846	0%
Retail—Keyboards & Desktops	94,596	75,281	26%
Retail—Audio	81,565	95,646	(15)%
Retail—Video	49,845	47,057	6%
Retail—Gaming	23,392	15,451	51%
Retail—Digital Home	13,316	28,586	(53)%

Total net retail sales	$394,776	$393,867	0%

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

  Retail Pointing Devices

        A decline in dollar sales of pointing devices in our EMEA region for the first quarter of fiscal year 2012 was offset by growth in Americas and Asia Pacific regions. Retail unit sales of pointing devices increased 9% in the three months ended June 30, 2011 compared with the same period in 2010. Dollar sales of cordless mice increased 10%, while units grew 24% in the quarter. We achieved strong sales and unit growth in both our high-end as well as our value-priced cordless mice. Dollar sales of cordless mice grew in both Americas and Asia Pacific regions, with sales in China more than doubling. Unit sales of cordless mice grew in all three regions, with the strongest growth in China. Sales and units of corded mice decreased 19% and 6% in the three months ended June 30, 2011 compared with the prior fiscal year, with dollar sales declines in all regions.

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

  Retail Audio

        Retail audio unit sales decreased 13% in the three months ended June 30, 2011 compared with the same period in the prior year. Dollar sales growth in the Asia Pacific region was more than offset by declines in EMEA and Americas. PC speaker sales decreased 12% in dollars and 5% in units. Sales of our iPod speakers decreased 15% in dollars and 22% in units in the three months ended June 30, 2011 compared with the prior year. Partially offsetting the sales declines in speakers, our Ultimate Ears line of earphones grew 12% in dollars during the quarter.

  Retail Video

        Our retail sales in the Video category increased 6%, while units decreased 9% in the quarter ended June 30, 2011 compared with 2010. The growth in sales was driven entirely by the Logitech Alert line of digital video security systems. Webcam sales declined 7% in dollars and 10% in units in the three months ended June 30, 2011 compared with the same period in 2010, with growth in the Asia Pacific region offset by the sales decline in Americas region.

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

  Retail Digital Home

        Retail sales in our digital home category, which includes Harmony remotes, Logitech Revue, and our Google TV peripherals, declined 53% during the quarter ended June 30, 2011 compared with the same quarter in the prior year. Sales of Harmony remotes decreased 48%, with the largest decline in EMEA due to slow moving channel inventory as a result of weak macroeconomic conditions in several countries, combined with the impact of execution issues in EMEA-specific pricing and channel management programs. The sales decrease in Americas region was attributable to higher sales in the three months ended June 30, 2010 from the successful launch of several new remotes, and a sizable order from one customer to support a promotion campaign, which occurred in the three months ended March 31, 2011 rather than the three months ended June 30, 2011.

Gross Profit

        Gross profit for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change
	As Restated	As Revised
Net sales	$480,441	$479,330	0%
Cost of goods sold	321,693	310,046	4

Gross profit	$158,748	$169,284	(6)

Gross margin	33.0%	35.3%

        Gross profit consists of net sales, less cost of goods sold which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, write-down of inventories and amortization of intangible assets.

        Gross margin declined to 33.0% in the three months ended June 30, 2011 compared with 35.3% in the same period in the prior year, primarily due to product mix in retail sales also contributed to the lower gross margin in the first quarter of fiscal year 2012.

Operating Expenses

        Operating expenses for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change
	As Restated	As Revised
Marketing and selling	$98,891	$91,338	8%
% of net sales	20.6%	19.1%
Research and development	40,022	38,264	5
% of net sales	8.3%	8.0%
General and administrative	26,096	27,271	(4)
% of net sales	5.4%	5.7%

Total operating expenses	$165,009	$156,873	5

% of net sales	34.3%	32.7%

        Approximately all increase in total operating expenses in the three months ended June 30, 2011 compared with the same period in the prior year was due to investments in marketing, selling, research, and development related to our LifeSize division.

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

        Marketing and selling expenses increased 8% in the three months ended June 30, 2011 compared with the same period in the prior fiscal year primarily due to additional sales and marketing headcount for LifeSize, B2B and Asia Pacific region, and additional trade show and public relations initiatives for our LifeSize products. Stock compensation costs also increased, due to the use of RSUs (restricted stock units) instead of stock options. RSUs are less dilutive to shareholders because in general a smaller number of RSUs is granted, since the value at grant of RSUs is generally greater than the value of stock options. Settlement of a customer bankruptcy dispute also increased expenses in the three months ended June 30, 2011 compared with 2010. Offsetting these increases were decreases in bonuses, advertising expense, bad debt expense and sales warehouse expense.

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

        The 5% increase in research and development expense for the three months ended June 30, 2011 compared with the same period in the prior year was primarily due to investment in our LifeSize division and B2B products, and packaging evaluations. Research and development expense growth for our peripherals division was approximately the same as the change in retail peripherals sales.

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

        General and administrative expense decreased 4% in the three months ended June 30, 2011 compared with the same period last year. Expense decreased due to one-time $4.9 million recovery of expense from disposal of one abandoned building in China, offset by $2.1 million increase in personnel-related expenses, increased stock compensation expense from the use of RSUs, recruiting fees and increased litigation expenses.

Interest Income, Net

        Interest income and expense for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change
Interest income	$690	$523	32%
Interest expense	—	(2)	100%

Interest income, net	$690	$521	32%

        Interest income increased slightly during the three months ended June 30, 2011 compared with the same period in the prior fiscal year due to slightly higher interest rates.

Other Income, Net

        Other income and expense for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change
Foreign currency exchange gains, net	$340	$360	(6)%
Gain on sale of property and plant	—	838	(100)%
Investment income related to deferred compensation plan	188	435	(57)%
Other, net	(241)	163	(248)%

Other income, net	$287	$1,796	(840)%

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

Provision for Income Taxes

        The provision for income taxes and effective tax rates for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
	As Restated	As Revised
Benefit from income taxes	$(9,393)	$(5,402)
Effective income tax rate	177.8%	(36.7)%

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

        As of June 30 and March 31, 2011, the total amount of unrecognized tax benefits due to uncertain tax positions was $129.6 million and $130.1 million, of which $117.0 million and $118.2 million would affect the effective income tax rate if recognized. The decline in the income tax liability associated with uncertain tax benefits is primarily due to the expiration of statutes of limitations, offset by the impact of foreign currency exchange rates and the accrual of interest expense.

        The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 2011, accrued interest and penalties related to uncertain tax positions increased to $8.1 million from $8.0 million as of March 31, 2011.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to 1999. During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service expanded its examination of the Company's U.S. subsidiary to include fiscal years 2008 and 2009 in addition to fiscal years 2006 and 2007. The Company is also under examination in other tax jurisdictions. At this time it is not possible to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material impact on our results of operations.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

        During the three months ended June 30, 2011, operating activities provided net cash of $5.4 million. Our largest sources of operating cash flows were decrease in accounts receivable and increase in accounts payable balances compared with March 31, 2011, offset by increases in inventory and deferred tax assets. Net cash used in investing activities was $7.3 million. We invested $12.2 million in capital expenditures for tooling, equipment, computer hardware, and software, which was partially offset by proceeds of $4.9 million from the sale of one of our buildings. Net cash provided by financing activities was $0.5 million, primarily from proceeds from employee stock purchases and the exercise of stock options.

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

Cash Flow from Operating Activities

        The following table presents selected financial information and statistics as of June 30, 2011 and 2010 (dollars in thousands):

	June 30,
	2011	2010
	As Restated	As Revised
Accounts receivable, net	$241,456	$213,567
Inventories	320,592	279,800
Net cash provided by operating activities	5,374	8,054
Days sales in accounts receivable ("DSO")(1)	45 days	40 days
Inventory turnover ("ITO")(2)	4.0x	4.4x

(1)
DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)
ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

        Net cash provided by operating activities decreased to $5.4 million in the three months ended June 30, 2011, from $8.1 million for the same period in the prior year. The primary drivers of the decline in operating cash flows were the net income of $4.1 million in the three months ended June 30, 2011 compared with net income of $20.1 million in the three months ended June 30, 2010, and a lower increase in current liabilities, offset by a decrease in accounts receivable when compared with the change in that balance during the three months ended June 30, 2010.

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

        Inventory turns for the three months ended June 30, 2011 were slightly lower than that in the three months ended June 30, 2010.

Cash Flow from Investing Activities

        Cash flows from investing activities during the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,
	2011	2010
	As Restated	As Revised
Purchases of property, plant and equipment	$(12,191)	$(13,854)
Proceeds from sale of property and plant	4,904	2,688
Purchases of trading investments	(3,545)	—
Proceeds from sale of trading investments	3,500	—

Net cash used in investing activities	$(7,332)	$(11,166)

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

Foreign Currency Exchange Rates

        We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. The functional currency of our operations is primarily the U.S. Dollar. To a lesser extent, certain operations use the Swiss Franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. Dollar are accumulated in the cumulative translation adjustment component of other comprehensive (loss) in shareholders' equity.

        The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of March 31, 2014. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

		March 31, 2014
Currency		Net Exposed Long (Short) Currency	Foreign Exchange Gain (Loss) from 10% Change in Base Currency
Base Currency	Transaction Currency	Position	Appreciation	Depreciation
U.S. Dollar	Australian Dollar	$11,848	$(1,077)	$1,316
U.S. Dollar	Japanese Yen	8,384	(762)	932
U.S. Dollar	Mexican Peso	7,723	(702)	858
U.S. Dollar	Indian Rupee	1,970	(179)	219
U.S. Dollar	Swiss Franc	1,893	(172)	210
U.S. Dollar	Korean Won	(757)	69	(84)
U.S. Dollar	Chinese Renminbi	(3,779)	344	(420)
U.S. Dollar	Singapore Dollar	(5,405)	491	(601)
U.S. Dollar	Canadian Dollar	(5,687)	517	(632)
U.S. Dollar	Taiwanese Dollar	(19,970)	1,815	(2,219)
Euro	British Pound	4,885	(444)	543
Euro	Polish Zloty	(523)	48	(58)
Euro	Hungarian Forint	(573)	52	(64)
Euro	Norwegian Kroner	(604)	55	(67)
Euro	Swedish Krona	(903)	82	(100)

		$(1,498)	$137	$(167)

        Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

        Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. As of March 31, 2014, net liabilities held in CNY totaled $3.8 million.

Derivatives

        The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during fiscal years 2014, 2013 and 2012. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of March 31, 2014 and 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $51.8 million (€37.6 million), and $38.5 million (€30.1 million), respectively. Deferred realized losses of $0.3 million are recorded in accumulated other comprehensive loss as of March 31, 2014, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.2 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2014 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

        As of March 31, 2014, the notional amounts of foreign exchange forward contracts outstanding relating to foreign currency receivables or payables were $23.2 million. As of March 31, 2014, open forward contracts consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and a contract in Euros to sell British Pounds. As of March 31, 2014, the notional amount of foreign exchange swap contracts outstanding was $30.5 million. As of March 31, 2014, swap contracts outstanding consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars. As of March 31, 2014, unrealized net loss on the contracts outstanding was $0.3 million.

        If the U.S. Dollar had appreciated by 10% at March 31, 2014 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $6.2 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. Dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $9.0 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

        Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the March 31, 2014 and March 31, 2013 period end rates would not have a material effect on our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Form 10-K. See Item 15 (a) for a listing of financial statements and supplementary data provided in the section titled "Financial Statements and Supplementary Data."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Background

        The Company announced on May 21, 2014, that the Audit Committee, with the assistance of independent advisors, began an independent investigation of certain accounting matters related to the Company's previously issued financial statements.

        On September 3, 2014, the Company announced that, in connection with this investigation, the Audit Committee, on the recommendation of management, concluded that the Company's previously issued financial statements for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012 could no longer be relied on, due to an accounting misstatement for inventory valuation reserves for Logitech's now-discontinued Revue product. As a result, we have restated our consolidated financial statements for those periods.

        We also evaluated the findings identified by this investigation and concluded that material weaknesses existed as of March 31, 2014 related to the control environment, including an insufficient complement of personnel, and information and communication, that also contributed to the other material weaknesses described in Management's Report on Internal Control over Financial Reporting.

        In conjunction with recording the adjustments related to the restatement, we also recorded other immaterial adjustments to the consolidated financial statements included in this Form 10-K for the fiscal years ended March 31, 2013, 2012, 2011 and 2010.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, ("the Exchange Act"). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

        Based on that evaluation, Logitech's Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting as described in Management's Report on Internal Control over Financial Reporting below.

        Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the Board of Directors, the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company's internal control over financial reporting was not effective as of March 31, 2014 due to the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the following material weaknesses existed as of March 31, 2014:

        We did not maintain an effective control environment as former finance management exercised bad judgment and failed to provide effective oversight, which resulted in ineffective information and communication, whereby certain of the Company's finance personnel did not adequately document and communicate accounting issues across the organization, including to our independent registered public accounting firm. Additionally, there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect conclusions in the application of generally accepted accounting principles.

        The above material weaknesses contributed to the following material weaknesses:

  The Company did not design and maintain effective controls related to developing an appropriate methodology to accrue the costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual. While this material weakness did not result in any material misstatement of our historical financial statements, it did result in adjustments to our cost of goods sold and warranty accrual accounts in the first quarter of fiscal 2014 and revisions to the Company's consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal 2013 and 2012. Such revisions were disclosed in the Company's Form 10-K/A filed on August 7, 2013;

  The Company did not design and maintain effective controls to consider all relevant information and document the underlying assumptions in our assessment of the valuation of finished goods, work in process and components inventory, including non-cancelable orders for such inventory, related to our now discontinued Revue product. This material weakness resulted in an incorrect application of generally accepted accounting principles that resulted in a material misstatement of inventory, cost of goods sold and supplier liability accrual accounts and a restatement of the Company's consolidated financial statements for fiscal 2012 and 2011 and the first quarter of fiscal 2012;

  The Company did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the consolidated financial statements. While this material weakness did not result in any material misstatement of our historical financial statements, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company's fiscal 2013 consolidated financial statements and similar revisions to our interim consolidated financial statements for the first three interim periods in fiscal 2013, as applicable to the interim consolidated financial statements.

        Additionally, these material weaknesses could result in further misstatements of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 15.

Management's Plan to Remediate the Material Weaknesses:

        In September 2013, the Company hired a new Principal Financial and Accounting Officer who has implemented and continues to implement changes in our internal control over financial reporting to address these material weaknesses, including those identified in our recently completed independent investigation. Our Board of Directors has full confidence in its current management under the leadership of the Chief Executive Officer and Principal Financial and Accounting Officer and we take the integrity of our financial statements seriously. We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time and will continue to make additional changes, if appropriate. If not remediated, these material weaknesses could result in further material misstatements to our financial statements. The following changes to our internal control over financial reporting have been implemented or will be implemented as soon as practicable:

  •
  Provide training in order to enhance the level of communication and understanding of internal controls with key individuals that provide critical information used in financial accounting and reporting on matters relating to business and operations, which impact financial reporting;

  •
  Identify skills gaps within the global finance and accounting organization and recruit resources with appropriate experience and technical expertise to fill gaps, including in the area of SEC reporting and technical accounting.

  •
  Implement a more comprehensive process for review of the financial statements;

  •
  Implement a policy requiring formal documentation of the conclusions and basis for conclusions for all significant accounting positions and financial reporting issues, by finance and accounting personnel with sufficient technical competence, including review and approval by the appropriate level of management;

  •
  Implement a revised and documented methodology and related internal controls over the accrual of warranty costs, including an on-going review of the assumptions within the methodology, the capture of all relevant costs, relating to product warranties given to end customers and appropriate review of the accrual each quarter;

  •
  Clarify existing policy and enhance procedures over inventory valuation, including lower of cost or market (LCM) and excess and obsolete reserve calculations, determining that all relevant information is considered, including future demand forecasts, and that conclusions reached are subject to a comprehensive review as well as ongoing evaluation;

  •
  Implement new controls and improve existing controls over financial reporting, including controls with respect to disclosures in the notes to the consolidated financial statements, and the preparation, review, and approval of the consolidated statement of cash flows and consolidated statement of comprehensive income (loss).

Status as of March 31, 2014

        During the period ended March 31, 2014, we implemented the following changes to our internal control over financial reporting:

  •
  Established a Finance and Accounting leadership team, including a new Principal Financial and Accounting Officer, a new Vice President of Internal Audit, a new Assistant Corporate Controller (the latter two who joined in the fourth quarter of fiscal year 2014) subsequently promoted to Corporate Controller, and a new Senior Director of Finance Operations, to strengthen oversight of the team and improve the design, implementation, execution and supervision of internal controls within the organization. Hired experienced additional technical resources in the area of Corporate Controllership Group, SEC Reporting, Financial Planning and Analysis, Operations Finance, and Regional Controllership Group;

  •
  Leveraged the services of consulting firms, until we could hire resources with the required skills to strengthen our internal controls, documentation and communication in the SEC reporting process.

  •
  Hired subject matter experts in the area of Operations Finance to design and oversee improved information and communication processes and other internal controls relating to warranty accruals and inventory valuation reserves;

  •
  Implemented a new methodology for identifying and accruing costs relating to product warranty, including documenting and evaluating the assumptions used and determining appropriate supervision and review each quarter;

  •
  Starting in the fourth quarter of fiscal year 2014, implemented a process to enhance the nature and extent of review of Forms 10-Q and 10-K by a team lead by the new Assistant Controller, a more robust process for disclosure committee meetings, and a final review of these filings with the Principal Financial and Accounting Officer. The Principal Financial and Accounting Officer and the Assistant Controller in turn report the results of this process to the Financial Close, Disclosure and Audit Committees in formal quarterly meetings;

  •
  Provided training to key individuals that provide critical information used in financial accounting and reporting to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analysis and financial records.

Fiscal 2015 Current Status

        Further to the above measures, during the period April to October 2014, we have taken further measures to strengthen the processes and controls relating to financial reporting. These measures include:

  •
  Further strengthening the technical capabilities of the global finance and accounting organization by hiring a Director of External Reporting and Global Accounting, Senior Manager—Revenue, Manager—External Reporting and a Consolidation Accountant;

  •
  Under our new Chief Executive Officer and Principal Financial and Accounting Officer, establishing communications and new processes and controls that allows frequent open communication with key internal stakeholders, our advisors, and our independent registered public accounting firm, on key business and operational matters impacting financial reporting;

  •
  Enhancing the Company's representation letter control. The Company had a representation letter control, wherein detailed questionnaires containing over 60 questions are sent to over 50 senior level employees of the Company. The feedback received is reviewed by the Controllership Group and appropriate actions are initiated, as a normal process. Effective in the first quarter of fiscal year 2015, the detailed questionnaires and a listing of the responses received and resolution of the issues identified are reviewed by the Controller, and are being shared with our independent registered public accounting firm in order to further enhance communication; and

  •
  Strengthening our inventory valuation control through increased standardization and consideration of all relevant inputs including aging, historical sales data, product life cycles and market acceptance.

        Our management believes the foregoing efforts will effectively remediate the material weaknesses after these controls have operated effectively for a reasonable period of time. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

        The measures identified as occurring in the fourth quarter of fiscal 2014 above are changes in the Company's internal control over financial reporting in the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Principal Financial and Accounting Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

        Logitech's Articles of Incorporation set the minimum number of directors at three. We had nine members of the Board of Directors as of June 30, 2014. If all of the current nominees to the Board are elected, the Board will have ten members.

        Each director is elected individually by a separate vote of shareholders. Until 2012, each director was elected for a term of three years. At the Company's 2012 Annual General Meeting, shareholders approved a change such that each director, starting with the directors elected at the 2012 Annual General Meeting, will be subject to a term of one year. Each director is being presented for re-election to the Board of Directors at the 2014 Annual General Meeting. Each director is eligible for re-election until his or her seventieth birthday. Directors may not seek reelection after they have reached 70 years of age, unless the Board of Directors adopts a resolution to the contrary. A member of the Board who reaches 70 years of age during the term of his or her directorship may remain a director until the expiration of the term. A director's term of office as Chairman coincides with his or her term of office as a director. A director may be indefinitely re-elected as Chairman, subject to the age limit mentioned above.

        The year of appointment and remaining term of office as of March 31, 2014 for each director are as follows:

Name	Year First Appointed	Year Current Term Expires
Daniel Borel(1)	1988	Annual General Meeting 2014
Matthew Bousquette(1)	2005	Annual General Meeting 2014
Kee-Lock Chua(1)	2000	Annual General Meeting 2014
Bracken Darrell(2)	2013	Annual General Meeting 2014
Sally Davis(1)	2007	Annual General Meeting 2014
Guerrino De Luca(2)	1998	Annual General Meeting 2014
Didier Hirsch(1)	2012	Annual General Meeting 2014
Neil Hunt(1)	2010	Annual General Meeting 2014
Monika Ribar(1)	2004	Annual General Meeting 2014

(1)
Non-executive member of the Board of Directors.

(2)
Executive member of the Board of Directors.

        The members of the Board of Directors, including their principal occupation, business experience, and qualifications, are set out below.

Daniel Borel 64 Years Old Director since 1988 Co-Founder and former Chief Executive Officer and Chairman, Logitech International S.A. Swiss national	Daniel Borel is a Logitech founder and served from May 1988 until January 1, 2008 as the Chairman of the Board. From July 1992 to February 1998, he also served as Chief Executive Officer. He has held various other executive positions with Logitech. He serves on the Board of Nestlé S.A. In addition, he serves on the Board of Fondation Defitech, a Swiss foundation which contributes to research and development projects aimed at assisting the disabled, is the Chairman of the Board of SwissUp, a Swiss educational foundation promoting higher learning, and serves as President of EPFL Plus, a Swiss foundation which raises funds for the Ecole Polytechnique Fédérale de Lausanne. Mr. Borel holds an MS degree in Computer Science from Stanford University in California and a BE degree in Physics from the Ecole Polytechnique Fédérale, Lausanne, Switzerland.

As a Logitech co-founder, and its former Chairman and Chief Executive Officer, Mr. Borel brings deep knowledge of and a passion for Logitech, its people and its products, as well as senior leadership, industry, technical, and global experience. As a director for Nestlé, Mr. Borel also provides cross-board experience.
Matthew Bousquette 55 Years Old Director since 2005 Former Chairman, EGI Holdings LLC U.S. national
Matthew Bousquette is the former Chairman of the Board of EGI Holdings LLC, a U.S.-based producer of giftware and home and garden décor products, a position he held from 2007 through 2012. He is the former president of the Mattel Brands business unit of Mattel, Inc. Mr. Bousquette joined Mattel as senior vice president of marketing in December 1993, and was promoted to successively more senior positions at Mattel, including general manager of Boys Toys in July 1995, executive vice president of Boys Toys in May 1998, president of Boys/Entertainment in March 1999, and president of Mattel Brands from February 2003 to October 2005. Mr. Bousquette's previous experience included various positions at Lewis Galoob Toys, Inc., Teleflora and the Procter & Gamble Company. He serves on the Board and as President of the District 181 Foundation, a foundation supporting initiatives that benefit local district students. Mr. Bousquette earned a BBA degree from the University of Michigan.

Mr. Bousquette brings senior leadership, strategic, financial and marketing expertise to the Board from his former positions as chairman of a consumer products company and as a senior executive at Mattel.

Mr. Bousquette currently serves on the Audit Committee and Nominating Committee and is Chair of the Compensation Committee. He is also the Company's Lead Independent Director. The Board of Directors has determined that he is an independent Director.

Kee-Lock Chua 53 Years Old Director since 2000 President and Chief Executive Officer, Vertex Group Singapore national	Kee-Lock Chua is president and chief executive officer of the Vertex Group, a Singapore-headquartered venture capital group. Prior to joining the Vertex Group in September 2008, Mr. Chua was the president and an executive director of Biosensors International Group, Ltd., a developer and manufacturer of medical devices used in interventional cardiology and critical care procedures, from 2006 to 2008. Previously, from 2003 to 2006, Mr. Chua was a managing director of Walden International, a U.S.-headquartered venture capital firm. From 2001 to 2003, Mr. Chua served as deputy president of NatSteel Ltd., a Singapore industrial products company active in Asia Pacific. From 2000 until 2001, Mr. Chua was the president and chief executive officer of Intraco Ltd., a Singapore-listed trading and distribution company. Prior to joining Intraco, Mr. Chua was the president of MediaRing.com Ltd., a Singapore-listed company providing voice-over-Internet services. He serves on the Board of Yongmao Holdings Limited (where he is lead independent director), a publicly traded company in Singapore. Mr. Chua holds a BS degree in Mechanical Engineering from the University of Wisconsin, and an MS degree in Engineering from Stanford University in California.

Mr. Chua has extensive investment and senior leadership experience, as a venture capitalist in Asia and the United States, and also as the former Chief Executive Officer of publicly-traded companies in Asia. He brings to the Board senior leadership, and financial and global expertise. As a director of public companies in Asia, and of private companies, he also provides cross-board experience.
Mr. Chua currently serves on the Audit Committee and is Chair of the Nominating Committee. The Board of Directors has determined that he is an independent Director.
Bracken Darrell 51 Years Old Director since 2013 President and Chief Executive Officer, Logitech International S.A. U.S. national
Bracken P. Darrell joined Logitech as President in April 2012 and became Chief Executive Officer in January 2013. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President, Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with P&G (The Procter & Gamble Company), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell currently serves on the Board of Trustees of Hendrix College. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.
In addition to being the President and Chief Executive Officer of the Company, Mr. Darrell brings senior leadership, consumer brand marketing and global experience to the Board.

Sally Davis 61 Years Old Director since 2007 Former Chief Executive Officer, BT Wholesale British national	Sally Davis is the former Chief Executive Officer of BT Wholesale, a division of BT Group responsible for providing telecommunications services and bandwidth to carriers and service providers globally, a position she held from 2007 until she retired in August 2011. She was the Chief Portfolio Officer of British Telecom from 2005 to 2007. She had previously held senior executive roles within BT since joining the company in 1999, including President, Global Products, Global Services from 2002 to 2005, President, BT Ignite Applications Hosting from 2001 to 2002 and Director, Group Internet and Multimedia from 1999 to 2001. Before joining BT, Ms. Davis held leading roles in several major communications companies, including Bell Atlantic in the United States and Mercury Communications in the United Kingdom. Ms. Davis is a member of the Board of Telenor Group, a global mobile communications services company, and a member of the Board of CityFibre Infrastructure Holdings PLC, a fibre optic infrastructure company. She holds a BA degree from and is a Fellow of University College, London.

Ms. Davis' experience as a Chief Executive of a leading European telecommunications company, and her significant technology product strategy and product portfolio knowledge, provides the Board with expertise in senior leadership, technology, product strategy, and financial management.
Ms. Davis currently serves on the Audit Committee, the Compensation Committee and the Nominating Committee. The Board of Directors has determined that she is an independent Director.
Guerrino De Luca 62 Years Old Director since 1998 Chairman, Logitech International S.A. Italian and U.S. national
Guerrino De Luca has served as Chairman of the Logitech Board of Directors since January 2008. Mr. De Luca served as Logitech's Chief Executive Officer from April 2012 to January 2013 and as acting President and Chief Executive Officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech's President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Computer, Inc., a consumer electronics and computer company, from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca holds a Laurea degree in Electronic Engineering from the University of Rome, Italy.

As Logitech's Chairman and former Chief Executive Officer, Mr. De Luca brings significant senior leadership, industry, strategy, marketing and global experience to the Board and a deep knowledge of, passion for and commitment to Logitech, its people and its products.
Mr. De Luca currently is Chairman of the Board.

Didier Hirsch 63 Years Old Director since 2012 Senior Vice President and Chief Financial Officer, Agilent Technologies, Inc. French national	Didier Hirsch is the Senior Vice President and Chief Financial Officer of Agilent Technologies, Inc., a measurement company and a technology leader in chemical analysis, life sciences, diagnostics, electronics and communications. He has been with Agilent since 1999, and served as its Chief Accounting Officer from November 2007 to July 2010 and interim Chief Financial Officer from April 2010 until being promoted to his current position in July 2010. Mr. Hirsch also served Agilent as its Vice President, Corporate Controllership and Tax from 2006 until July 2010, Vice President and Controller from April 2003 to October 2006, and Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett-Packard Company in 1989, and served as Director of Finance and Administration of Hewlett-Packard Europe, Middle East and Africa (EMEA) from 1996 to 1999, Director of Human Resources of Hewlett-Packard EMEA from 1998 to 1999, Director of Finance and Administration of Hewlett-Packard Asia Pacific from 1993 to 1996, and Director of Finance and Administration of Hewlett-Packard France from 1989 to 1993. Prior to Hewlett-Packard, Mr. Hirsch worked in finance positions with Valeo Inc., Gemplus S.C.A., SGS-Thomson Microelectronics, I.B.H. Holding S.A., Bendix Corporation and Ford Motor Company. He serves on the Board of International Rectifier, a New York Stock Exchange (NYSE)-listed supplier of advanced power management technology. Mr. Hirsch holds an MS degree in Computer Sciences from Toulouse University and an MS degree in Industrial Administration from Purdue University.

As Chief Financial Officer of a leading public technology company, and with significant finance expertise developed over several decades at technology and manufacturing companies in the U.S.A., EMEA and Asia Pacific, Mr. Hirsch brings senior leadership, finance (including U.S. GAAP), technology and global experience to the Board.
Mr. Hirsch currently is Chair of the Audit Committee. The Board of Directors has determined that he is an independent Director.
Neil Hunt 52 Years Old Director since 2010 Chief Product Officer, Netflix, Inc. U.K. and U.S. national
Neil Hunt is the Chief Product Officer of Netflix, Inc., a California-based company offering the world's largest Internet TV service operating in more than 50 countries worldwide. He has been with Netflix since 1999, and is responsible for the design, implementation, and operation of the technology at Netflix. Prior to his current position, he served as Vice President, Internet Engineering at Netflix from 1999 until being promoted to his current position in 2002. From 1997 to 1999, Dr. Hunt was Director of Engineering for Rational Software, a California-based maker of software development tools, and he served in engineering roles at predecessor companies from 1991 to 1997. Dr. Hunt is a member of the Board of Directors of Simply Hired, Inc., a private online job listings company. Dr. Hunt holds a Doctorate in Computer Science from the University of Aberdeen, U.K. and a Bachelors degree from the University of Durham, U.K.

Dr. Hunt's significant expertise in technology, product development leadership and strategy, and his experience as a member of the senior leadership of a leading digital delivery company, provides the Board with technology, product strategy, global expertise as well as senior leadership.
Dr. Hunt currently serves on the Compensation Committee. The Board of Directors has determined that he is an independent Director.
Dimitri Panayotopoulos 63 Years Old Director nominee Senior Advisor, The Boston Consulting Group U.K. national
Dimitri Panayotopoulos is a Senior Advisor at The Boston Consulting Group, a global management consulting firm. Prior to joining The Boston Consulting Group in April 2014, Mr. Panayotopoulos served with The Procter & Gamble Company ("P&G"), a consumer brand company, from 1977 to 2014. At P&G, he served as Vice Chairman and Advisor to the Chairman & Chief Executive Officer at P&G from July 2013 to January 2014, Vice Chairman of Global Business Units from May 2011 to July 2013, Vice Chairman of Global Household Care Group from July 2007 to May 2011, Group President of Global Fabric Care from July 2004 to July 2007, President of Central and Eastern Europe, Middle East and Africa from July 2001 to July 2004, and President-Greater China from 1999 to July 2001. Mr. Panayotopoulos served in various executive managerial and other positions with P&G in sales, brand management and advertising in Europe (including Switzerland), Egypt and the Far East from 1977 to 1999. Mr. Panayotopoulos holds a B.A. degree from Sussex University, U.K. He is 63 years old and is a U.K. national.

Mr. Payayotopoulos brings senior leadership, strategic, financial, consumer brand marketing and global experience to the Board from his former leadership positions with P&G in a broad spectrum of regions.

Monika Ribar 55 Years Old Director since 2004 Former President and Chief Executive Officer, Panalpina Group Swiss national	Monika Ribar is the former President and Chief Executive Officer of the Panalpina Group, a Swiss freight forwarding and logistics services provider, a position she held from October 2006 until she retired in May 2013. Ms. Ribar was a member of Panalpina's Executive Board from February 2000 to May 2013, serving as Panalpina's Chief Financial Officer from June 2005 to October 2006, and as its Chief Information Officer from February 2000 to June 2005. From June 1995 to February 2000, she served as Panalpina's Corporate Controller, and from 1991 to 1995 served in project management positions at Panalpina. Prior to joining Panalpina, Ms. Ribar worked at Fides Group (now KPMG Switzerland), a professional services firm, serving as Head of Strategic Planning, and was employed by the BASF Group, a German chemical products company. She also serves on the Boards of the Lufthansa Group, an aviation group with global operations, Rexel SA, a French distributor of electrical supplies to professional users, SIKA AG, a SIX Swiss Exchange-listed supplier of specialty chemical products and industrial materials, and Swiss International Air Lines Ltd., the flag carrier airline of Switzerland and a subsidiary of the Lufthansa Group, and is the Vice Chairman of the Swiss Railway SBB, the Swiss rail carrier fully-owned by the Swiss government. Ms. Ribar holds a Master's degree in Economics and Business Administration from the University of St. Gallen, Switzerland.

Ms. Ribar has significant executive experience with the strategic, financial, and operational requirements of companies with global operations, and brings to our Board senior leadership, logistics industry, global and financial experience. As a member of other public company boards, Ms. Ribar also provides cross-board experience.
Ms. Ribar currently serves on the Audit Committee and the Compensation Committee. The Board of Directors has determined that she is an independent Director.

Criteria for Nomination to the Board

        The Nominating Committee is responsible for reviewing and assessing with the Board the appropriate skills, experience, and background sought of Board members in the context of our business and the then-current membership on the Board. The Nominating Committee has not formally established any specific, minimum qualifications that must be met by each candidate for the Board of Directors or specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess. Similarly, the Nominating Committee does not have a formal policy on considering diversity in identifying candidates for election or re-election to the Board of Directors. However, we do not expect or intend that each director will have the same background, skills, and experience; we expect that Board members will have a diverse portfolio of backgrounds, skills, and experiences. One goal of this diversity is to assist the Board as a whole in its oversight and advice concerning our business and operations.

        The review and assessment of Board candidates and the current membership of the Board by the Nominating Committee and the Board includes numerous diverse factors, such as: independence; understanding of and experience in technology, finance, and marketing; international experience; age; and gender and ethnic diversity. The priorities and emphasis of the Nominating Committee and of the Board with regard to these factors change from time to time to take into account changes in Logitech's business and other trends, as well as the portfolio of skills and experience of current and prospective Board members.

        Listed below are key skills and experience that we currently consider important for our directors to have in light of our current business and structure. We do not expect each director to possess every attribute. The directors' biographies note each director's relevant experience, qualifications, and skills relative to this list.

  •
  Senior Leadership Experience.  Directors who have served in senior leadership positions are important to Logitech, because they bring experience and perspective in analyzing, shaping, and overseeing the execution of important operational and policy issues at a senior level.

  •
  Financial Expertise.  Knowledge of financial markets, financing and funding operations, and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing Logitech's structure, financial reporting, and internal control of such activities.

  •
  Industry and Technical Expertise.  Because we develop and manufacture hardware and software products, ship them worldwide, and sell to both major computer manufacturers and consumer electronics distributors and retailers, expertise in hardware and software, and experience in supply chain, manufacturing and consumer products is useful in understanding the opportunities and challenges of our business and in providing insight and oversight of management.

  •
  Brand Marketing Expertise.  Because we are a consumer products company, directors who have brand marketing experience can provide expertise and guidance as we seek to maintain and expand brand and product awareness and a positive reputation.

  •
  Global Expertise.  Because we are a global organization with research and development, and sales and other offices in many countries, directors with global expertise, particularly in Europe and Asia, can provide a useful business and cultural perspective regarding many significant aspects of our business.

Identification and Evaluation of Nominees for Directors

        Our Nominating Committee uses a variety of methods for identifying and evaluating nominees for director. Our Nominating Committee regularly assesses the appropriate size and composition of the Board of Directors, the needs of the Board of Directors and the respective Committees of the Board of Directors and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating Committee through shareholders, management, current members of the Board of Directors or search firms. The evaluation of these candidates may be based solely upon information provided to the Committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the Committee deems appropriate, including the use of paid third parties to review candidates.

Audit Committee

        The Audit Committee is appointed by the Board to assist the Board in monitoring the Company's financial accounting, controls, planning and reporting. It is composed of only non-executive, independent Board members. Among its duties, the Audit Committee:

  •
  reviews the adequacy of the Company's internal controls and disclosure controls and procedures;

  •
  reviews the independence, fee arrangements, audit scope, and performance of the Company's independent auditors, and recommends the appointment or replacement of independent auditors to the Board of Directors;

  •
  reviews and approves all non-audit work to be performed by the independent auditors;

  •
  reviews the scope of Logitech's internal auditing and the adequacy of the organizational structure and qualifications of the internal auditing staff;

  •
  reviews, before release, the quarterly results and interim financial data;

  •
  reviews with management and the independent auditors the Company's major financial risk exposures and the steps management has taken to monitor and control those exposures, including the Company's guidelines and policies with respect to risk assessment and risk management; and

  •
  reviews, before release, the audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's annual reporting, and recommends that the Board of Directors submit these items to the shareholders' meeting for approval.

        The Audit Committee currently consists of Mr. Hirsch, Chairperson, Mr. Bousquette, Mr. Chua, Ms. Davis and Ms. Ribar. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of the Nasdaq Stock Market listing standards and the applicable rules and regulations of the SEC. In addition, the Board has determined that Mr. Hirsch, Mr. Bousquette and Ms. Ribar are audit committee financial experts as defined by the applicable rules and regulations of the SEC.

        The Audit Committee met ten times in fiscal year 2014. Four meetings were held in person on the day prior to the regularly scheduled quarterly Board meeting, for two-and-a-half to three-and-a-half hours, and six were held by telephone, for approximately an hour preceding the Company's quarterly report of financial results and, starting in October 2013, for approximately half-an-hour preceding the filing of the Company's quarterly report on Form 10-Q. The Committee received reports and presentations before the meetings in order to allow them time to prepare adequately. At the Committee's invitation, the Company's Chief Financial Officer, Corporate Controller, Vice President of Internal Audit and General Counsel or Associate General Counsel attended each meeting, and representatives from the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, also attended each meeting. Other members of management also participated in certain meetings. Six meetings also included a separate session with representatives of the independent registered public accounting firm, and three meetings included separate sessions with the Chief Financial Officer and with the head of Internal Audit.

Executive Officers

        Certain information relating to the Executive Officers of Logitech appears in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Exchange Act requires Logitech's directors, executive officers and any persons who own more than 10% of Logitech's shares, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Logitech with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.

        We believe that all Section 16(a) filing requirements were met in fiscal year 2014, with the exceptions noted below:

  •
  A late Form 3 report was filed for Marcel Stolk on April 17, 2014 to report his beneficial holdings.

  •
  A late Form 4 report was filed for Marcel Stolk on April 17, 2014 to report the remittance of shares to Logitech in connection with the satisfaction of tax withholding obligations arising out of the vesting of shares with respect to previously reported restricted stock units.

Code of Ethics

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

        Any amendments or waivers of the code of ethics for members of the Company's Board of Directors or executive officers will be disclosed in the investor relations section of the Company's Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company's next Form 10-K filing. During fiscal year 2014, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.

        Logitech's code of ethics is available on the Company's Web site at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:

  Logitech
  Investor Relations
  7600 Gateway Boulevard
  Newark, CA 94560 USA
  Main 510-795-8500

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION REPORT 2014

INTRODUCTION

        This Compensation Report contains information on Logitech compensation philosophy and practices, the background for decisions, and the results of decisions with respect to Logitech's named executive officers and its Board members.

        This Compensation Report has been designed to comply with both the proxy statement rules under U.S. securities laws and Swiss regulations. This Report is an integrated part of our Annual Report, Invitation, and Proxy Statement for our 2014 Annual General Meeting.

 Compensation Discussion and Analysis

EXECUTIVE SUMMARY

        During fiscal year 2014, Logitech continued to execute on its turnaround plan with an increase in sales and a return to operating profit. These results reflected the many changes made to improve company sales with a significant increase in revenue in our growth category businesses while increasing overall operating income through rigorous review of operating expenses.

        The following are key developments in fiscal year 2014 relating to executive compensation:

  •
  Impact of Logitech's Performance Against Expectations and Relative to Overall Market.  When making compensation decisions for fiscal year 2014, the Compensation Committee gave considerable weight to Logitech's execution of its turnaround plan as well as Logitech's performance relative to the overall market and our compensation peer group, as highlighted in "Compensation Elements" and other parts of this discussion below.

  •
  Base Salary Actions.  Given Logitech's financial performance in fiscal year 2013 and our executives' salary positions versus the market, only two of our executive officers received base salary increases in fiscal year 2014—our Senior Vice President, CCP Business Group, Mr. Stolk, and our Senior Vice President, Worldwide Operations, Mr. Sullivan.

  •
  Increased Emphasis on Increasing Shareholder Value.  In fiscal year 2014, the majority (60%) of the annual long-term equity incentive awards value granted to the executive officers who were not hired in fiscal year 2014 was in the form of performance-based stock units with vesting that required Logitech's stock price growth to be equal to or greater than that of the NASDAQ 100 Index before any of the granted shares would vest.

  •
  Organizational Changes.  Logitech hired Vincent Pilette as our Chief Financial Officer in September 2013. He took over the position from Erik K. Bardman who resigned in April 2013. For the three-month period prior to Mr. Pilette's appointment, Michael Doktorczyk, served as interim Principal Financial Officer and Principal Accounting Officer. In September 2013 the Board designated Marcel Stolk as an executive officer.

        The Compensation Committee believes the design of our executive compensation programs—including the balance among fixed compensation (base salary), short-term incentives (our annual incentive bonus program) and long-term incentives (equity)—has and will continue to meet our goal of providing our executives with market-competitive base salaries, compensation packages that provide for above market rewards when Logitech outperforms both our internal goals and the overall market, and limited rewards when Logitech's performance does not meet these objectives. Overall, our Compensation Committee has developed executive compensation programs that it believes will provide an incentive to drive a turnaround of the Company's performance that will reward our shareholders and, as a result of these programs, will reward the executives who help to deliver improved results.

EXECUTIVE COMPENSATION OBJECTIVES AND PHILOSOPHY

        Logitech's executive compensation programs have been designed to:

  •
  be competitive with comparable companies in our industry and in the region where the executive is based;

  •
  maintain a balance between fixed and variable compensation and place a significant portion of total compensation at risk based on the Company's performance, while maintaining controls over inappropriate risk-taking by balancing annual and long-term performance;

  •
  provide a balance between short-term and long-term objectives and results;

  •
  align executive compensation with shareholders' interests by tying a significant portion of compensation to increasing share value;

  •
  support a performance-oriented culture; and

  •
  reflect the Compensation Committee's assessment of an executive's role and past performance through base salary and short-term cash incentives, and his or her potential for future contribution through long-term equity incentive awards.

        Logitech's executive compensation philosophy is to pay executives at or near the median of other companies that compete for similar executive talent, based on our compensation peer group and survey data, and that individual performance and importance to Logitech should be reflected in the compensation of each executive. However, while compensation is a central part of attracting, retaining, and motivating the best executives and employees, we believe it is not the sole or exclusive reason why exceptional executives or employees choose to join and stay at Logitech, or why they work hard to achieve results for shareholders. In this regard, both the Compensation Committee and management believe that providing a working environment and opportunities in which executives and employees can develop, express their individual potential, and make a difference are also a key part of Logitech's success in attracting, motivating, and retaining executives and employees.

EXECUTIVE COMPENSATION PRACTICES

        Logitech has employed a number of executive compensation practices that reflect its compensation philosophy:

  •
  As shown in the chart below under the heading "Pay Mix", the majority of executive officers' potential compensation is designed to be performance-based, using a variety of performance measures, including measuring Logitech's performance against Board-established fiscal and other targets for annual incentive cash bonuses, and relative total shareholder return for performance-based equity awards.

  •
  Logitech has clawback provisions that apply to its annual incentive cash plan and its equity awards plans, which provide for the recovery of compensation by Logitech in certain events described below under the heading "Recovery of compensation for restatement and misconduct".

  •
  Logitech does not allow executives or any of its employees to trade in derivatives of Logitech securities or pledge equity awards.

  •
  Logitech does not maintain any special vesting acceleration or payment arrangements that would be triggered solely by a "change in control" of Logitech.

  •
  Logitech does not provide special retirement benefits designed solely for executive officers.

        In addition, Logitech has been a leader in providing our shareholders with an opportunity for advisory votes on compensation. Beginning in 2009, Logitech voluntarily submitted its compensation philosophy, policies, and procedures to a shareholder advisory vote. Our voluntary practice is now a requirement under U.S. legislation that provides shareholders the ability to periodically cast advisory votes on executive compensation, and is reflected in the proposals for our 2014 Annual General Meeting. We remain committed to providing clear and thorough disclosure on our executive compensation practices and actions, and our Compensation Committee will carefully consider the voting results.

        At our 2013 Annual General Meeting, shareholders demonstrated strong support for the compensation of our named executive officers, voting in favor of our advisory compensation resolutions. The Compensation Committee was mindful of this support for our pay-for-performance compensation philosophy in retaining our general compensation practices and setting fiscal year 2014 compensation for our executive officers.

NAMED EXECUTIVE OFFICERS

        In this Compensation Report, we refer to our "named executive officers" in many places. This term includes the following individuals:

  •
  Guerrino De Luca, our Chairman.

  •
  Bracken P. Darrell, our President and Chief Executive Officer.

  •
  Vincent Pilette, our Chief Financial Officer.

  •
  Marcel Stolk, our Senior Vice President, CCP Business Group.

  •
  L. Joseph Sullivan, our Senior Vice President, Worldwide Operations.

  Former Officers:

  •
  Erik K. Bardman, former Senior Vice President, Finance and Chief Financial Officer of Logitech at the beginning of fiscal year 2014.

  •
  Michael Doktorczyk, former interim Principal Financial Officer and Principal Accounting Officer.

        Mr. Bardman resigned his employment with us effective as of April 26, 2013. Mr. Doktorczyk assumed the positions of Principal Financial Officer and Principal Accounting Officer on May 29, 2013 and served in such capacity until September 3, 2013. Because the compensation decisions for Messrs. Bardman and Doktorczyk were not made in the same manner as those of the other named executive officers, they are described separately at the end of this compensation report under the heading "Former Officers for fiscal year 2014" and any references to named executive officer or executive officer in other portions of this compensation report should be read as to not include them.

DETERMINING EXECUTIVE COMPENSATION

Role of the Compensation Committee and Independent Compensation Consultant

        The Compensation Committee reviews and approves our compensation programs, including the specific compensation of our Chairman, our Chief Executive Officer, and our other executive officers.

        Under the Compensation Committee's charter, the Committee has the authority to engage its own advisors (including compensation consultants) to assist it in carrying out its responsibilities. Since 2011 the Committee has retained Radford, an Aon Hewitt company, to provide analysis, advice, and guidance with respect to executive compensation. At the request of the Committee, Radford developed specific executive compensation analyses and recommendations for Logitech's Chairman, CEO, and executive officers for fiscal year 2014. For fiscal year 2014, at the request of the Compensation Committee, Radford provided advice and recommendations to the committee on competitiveness of executive officer compensation levels, the Company's compensation peer group, goal metrics and bonus design, compensation mix between cash and equity, type of equity arrangements, employment contract provisions, executive severance packages, executive officer hiring packages, developments in high technology compensation programs, trends in executive compensation for the Silicon Valley and Europe, legislation and regulations affecting executive compensation in the United States and Switzerland, and the impact of the global economy on executive compensation and director compensation.

        Logitech paid fees of less than $100,000 to various divisions and subsidiaries of Aon Corporation for services not related to executive compensation consulting services. The majority of these additional services consisted of activities Radford or Aon Hewitt have provided to Logitech for several years, and include the purchase of Radford's industry compensation surveys, the accounting valuations of equity grants, and the calculation of PSU grant performance. During fiscal year 2013, the SEC issued rules under the Dodd-Frank Act concerning compensation consultant independence. Under these rules the

Compensation Committee must determine whether any work completed by a compensation consultant raised any conflict of interest after taking into account six independence-related factors. The Compensation Committee has reviewed these six factors as they apply to Radford and has concluded there is no conflict of interest.

  Role of Management in Compensation Decisions

        Management makes recommendations to the Compensation Committee with respect to both the design of compensation programs and specific compensation decisions. The Committee reviews the recommendations with its independent compensation consultant, deliberates and approves the executive officers' compensation. The Committee does so independently without the presence of an executive officer during deliberations or decision making on his or her compensation.

        The fiscal year 2014 executive officer compensation proposals for base salary, bonus targets, and equity grant values were developed by Radford and presented to both the Compensation Committee and Logitech's management. Based on the analysis performed by Radford, Logitech's then-Vice President of Worldwide Human Resources and its compensation department, in consultation with Guerrino De Luca, Logitech's Chairman, and Bracken Darrell, Logitech's Chief Executive Officer, provided specific recommendations to the Compensation Committee.

        As part of the annual personnel review and succession planning process, Mr. Darrell also provided the Board and the Compensation Committee with his perspective on the performance of Logitech's executive officers. This performance feedback provided additional input to the Committee when making its decisions on fiscal year 2014 compensation.

Overview of Factors Considered by Committee

        The Compensation Committee considers a variety of factors when determining total executive compensation, including:

  •
  Competitive considerations.

  •
  Subjective elements, such as the scope of the executive's role, experience and skills and the individual's performance during the prior fiscal year and potential for future contribution to Logitech.

  •
  The performance of Logitech in the prior fiscal year.

  •
  The performance of Logitech in the prior fiscal year relative to the Company's compensation peer group and the overall technology industry.

  •
  Accrued and realized gains from past equity incentive awards.

  •
  The need to retain key executives during Logitech's challenging turnaround period.

Competitive considerations

        Both peer group and broader industry compensation survey data is used by our Compensation Committee when setting Logitech's executive compensation, as well as to assist the Compensation Committee in the evaluation of the design of bonus plan and equity compensation programs.

        The companies in Logitech's peer group were selected in February 2011, and are reviewed annually, in partnership with Radford Consulting, based on (i) involvement in the PC-based consumer electronics industry, or (ii) revenues approximately equal to Logitech's and a presence near Silicon Valley in the San Francisco Bay Area. Although Logitech is a Swiss company, Logitech primarily competes for executive management talent with technology companies in the United States, and particularly in the high-technology area of Silicon Valley. As a result, the peer group consists primarily of U.S. public technology companies. For fiscal year 2014, the compensation peer group consisted of:

Activision Blizzard, Inc.	Electronic Arts, Inc.	Plantronics
Agilent Technologies, Inc.	Intuit, Inc.	Polycom, Inc.
Analog Devices, Inc.	Lexmark International, Inc.	SanDisk Corporation
Autodesk, Inc.	NetApp, Inc.	Take-Two Interactive
BMC Software, Inc.	Nuance Communications, Inc.	VeriFone Systems, Inc.
Brocade Communications Systems, Inc.	NVIDIA Corporation

        At the time the fiscal year 2014 executive compensation review was performed, in March 2014, Logitech ranked at approximately the 31st percentile among the peer group for revenues, and lowest for market capitalization and for income. Nevertheless, the Compensation Committee believed at the time of the fiscal year 2014 compensation decisions that the compensation peer group was representative of the companies with which Logitech competed for talent and accordingly, against which Logitech should benchmark its compensation.

	Revenues (in millions)	Net Income (in millions)	Market Capitalization (in millions)
75th Percentile	$4,223	$505	$13,328
50th Percentile	2,701	245	6,304
25th Percentile	1,866	106	2,244
Logitech	2,163	(164)	1,175

    Most recently available four quarters as of March 2013. Market Capitaliztion as of March 15, 2013. Produced by Radford.

        In addition, to assist the Compensation Committee in its review of executive compensation, Logitech's compensation department provides compensation data compiled from widely recognized high-technology executive compensation surveys.

Effect of individual performance

        The differences in compensation among the individual named executive officers, as disclosed in the Summary Compensation Table on page 123, were primarily related to market compensation in each position, based on compensation peer group and survey data, a subjective assessment of the executive's impact on the Company's past and future performance, succession planning, and retention.

Other factors

        For new-hire executives, in addition to market compensation for the position, consideration is given to the base salary of the individual at his or her prior employment, any unique personal circumstances that motivated the executive to leave that prior position and join Logitech, the Company's needs and the perceived competitive environments in recruiting the executive.

Timing of compensation decisions

        Executive compensation (base salary, target bonus, and equity grants) is typically reviewed and actions are taken at the start of the fiscal year in order to align all compensation actions, and the related performance periods, with the fiscal year or multiple fiscal years. The Compensation Committee may also make executive compensation decisions at other times during the fiscal year in the event of an executive new hire or promotion or other reasons.

ELEMENTS OF COMPENSATION

        The following table outlines our objectives for each of the principal components of our executive compensation programs:

Element of Compensation	Objective
Base salary	• Reward individuals for their current contributions to the Company
• Compensate individuals for their expected day-to-day service
Performance-based cash compensation	• Align executive compensation with Logitech's annual performance goals
• Make a significant portion of the executive's annual cash compensation variable and subject to the achievement of Board-approved, Company-oriented business goals
• Motivate and reward the executive for above-target performance
Long-term equity incentive awards	• Deliver the majority of total potential compensation via long-term equity incentives
• Align executive and shareholder interests
• Provide a direct incentive for future performance
• Support pay for performance and retention of our executive team

Our executive officers are also eligible to participate in the health and benefits plans, retirement savings plans, and our employee share purchase plans that are generally available to similarly-situated employees. We also provide limited perquisites, as described in "Other Compensation Elements—Perquisites" below.

Pay Mix

        In determining how we allocate an executive's total compensation package among base salary, performance-based cash compensation, and long-term equity incentives, we emphasize compensation elements that reward performance against measures that correlate closely with increases in shareholder value. Accordingly, the majority of our executive compensation is at-risk, including the annual performance-based cash bonus and the majority of our long-term equity incentive grants. Our CEO and other executive officers have a higher percentage of at-risk compensation (and thus greater upside potential and downside risk) relative to Logitech's other employees.

        The charts below indicate the percentage of total compensation in fiscal year 2014 represented by base salary, performance-based cash compensation, and long-term equity incentive awards for our Chief Executive Officer, Bracken Darrell, and for all other named executive officers who remained executive officers through fiscal year 2014 as well as Vincent Pilette who joined the Company in the middle of the fiscal year. All underlying amounts are taken from the Summary Compensation Table on page 123.

        We design our programs to have the largest portion of potential compensation to be based on long-term performance (equity), the next largest portion based on short-term performance (annual performance bonus), and the smallest portion as base salary. Our actual fiscal year 2014 pay mix reflects this design philosophy. While the pay mix for each executive officer varies based on individual circumstances, executive officers in the aggregate received approximately 15% of their annual compensation in base salary, 15% in annual bonus, and 70% in equity.

(1)
Includes executive officers, other than Mr. Darrell, as of the end of fiscal year 2014: Messrs. De Luca, Pilette, Stolk, and Sullivan.

Base salary

        In setting base salary levels for fiscal year 2014, the Compensation Committee considered each executive's pay against similar roles among our compensation peer group companies, based on data provided in March 2014 by Radford, overall salary increase trends for executive officers, and each executive's performance over the past year.

        In fiscal year 2014, we only provided salary increases to Mr. Stolk and Mr. Sullivan. Mr. Stolk received a 7.3% merit and market adjustment increase based on performance and his position relative to the median for our compensation peer group companies. Mr. Sullivan received a 3.2% merit-based increase based on performance.

Named Executive Officer	2014 Annual Base Salary ($)	2013 Annual Base Salary ($)	Change 2013 to 2014
Guerrino De Luca	500,000	500,000	0%
Bracken P. Darrell	750,000	750,000	0%
Vincent Pilette(1)	500,000	n/a	n/a
L. Joseph Sullivan	415,000	402,000	3%

Named Executive Officer	2014 Annual Base Salary (CHF)	2013 Annual Base Salary (CHF)	Change 2013 to 2014
Marcel Stolk	513,000	478,301	7%

(1)
Mr. Pilette joined the Company as Chief Financial Officer on September 3, 2013.

Performance-based cash compensation

        Logitech's annual performance-based bonuses, under the Logitech Management Performance Bonus Plan, "Bonus Plan", compensate executives based on achievement against the key financial metrics of revenue and operating income, which are equally weighted. These metrics address both "top line" (revenue) and "bottom line" (operating income) corporate financial goals. In addition, for executive officers who are business group or regional leaders we factor in metrics with respect to their respective areas of responsibility, all of which the Committee believes are critical to driving long-term shareholder value.

        The Bonus Plan is designed to motivate and reward executives for above-target performance. The annual performance-based bonuses represent a significant portion of each executive's potential annual cash compensation, ranging from 40% to 50% of annual targeted cash compensation. Payout under the incentive plan is variable, based on the achievement against Logitech's financial goals, and for fiscal year 2014 can range from 0% to 200% of the executive's target incentive.

Named executive officer bonus targets for fiscal year 2014

        In fiscal year 2014, the bonus targets as a percentage of base salary for our named executive officers remained the same as those in fiscal year 2013. The cash bonus target percentages for fiscal year 2014 are summarized in the table below. For Mr. De Luca and Mr. Darrell the Bonus Plan is designed to pay 100% of their individual target bonus opportunity for on target performance.

        For the Leadership Team, defined as management team members who report directly to Mr. Darrell, the Bonus Plan was designed to pay 90% of the individual's bonus target opportunity for on target performance. The remaining 10% of the total target bonuses of the Leadership Team members was allocated to a bonus pool to be allocated to members of the Leadership Team at the discretion of Mr. Darrell based on predetermined criteria and objectives. These recommendations were approved by the Compensation Committee.

        The target bonus opportunities for named executive officers in fiscal year 2014 are at the median of our compensation peer group, based on peer group data provided by the Compensation Committee's independent compensation consultant in March 2013.

Named Executive Officer	2014 Annual Target Bonus Percentage of Base Salary	2013 Annual Target Bonus Percentage of Base Salary	Change 2013 to 2014
Guerrino De Luca	100%	100%	0%
Bracken P. Darrell	100%	100%	0%
Vincent Pilette	80%	n/a	n/a
Marcel Stolk	80%	75%	n/a (1)
L. Joseph Sullivan	75%	75%	0%

(1)
In fiscal year 2013, Mr. Stolk was eligible for an additional special cash incentive bonus of CHF 67,500 which was guaranteed as part of his fiscal year 2012 employment contract. This element of his compensation was discontinued for fiscal year 2014.

Performance measures for fiscal year 2014 bonus program

        In fiscal year 2014, the Bonus Plan was based on the following performance measures:

Performance Measure	Why It is Used	Measurement Basis
Revenue	Revenue growth is an essential component of long-term success and viability and enables future strategic investments.	Generally Accepted Accounting Principles (GAAP).
Adjusted Operating Income	Generating an increase in per-share value for investors is a priority, as operating profit allows Logitech to re-invest in R&D, operations and people for future success.	GAAP, excluding restructuring and one-time transaction charges related to acquisitions and divestitures.
Business Group/Region Metrics	Measures specific to the performance of the Business Group/Region for which the executive is responsible.	Varies by the metric.

        For all named executive officers, the 2014 Bonus Plan goals were set equal to Logitech's annual business plan for fiscal year 2014 as approved by the Board of Directors in March 2013. All named executive officers' bonuses were based on achievement against Logitech's revenue and operating income goals other than the 10% portion that was pooled to be allocated by the Compensation Committee after the CEO's recommendations. Please see further details below under the heading "Bonus Plan performance targets and results for fiscal year 2014."

        For any bonus payment to be made under the fiscal year 2014 Bonus Plan, the minimum performance requirements must both be met for each of the plan metrics: Logitech Revenue no less than 94% of target performance and Logitech Operating Income no less than 66% of target performance.

Bonus Plan performance targets and results for fiscal year 2014

        The performance targets, actual performance, and funding percentages from the Bonus Plan in fiscal year 2014 for our executive officers are set out in the following table:

Participant	Performance Measure	Performance Target ($s in millions)	Actual Achievement ($s in millions)	Funding Percentage (Per Plan)
Guerrino De Luca
Bracken P. Darrell	Revenue (50%)	2,075.4	2,123.0	102%
Vincent Pilette	Adjusted Operating Income (50%)	75.9	96.9	128%
L. Joseph Sullivan				115%

Marcel Stolk	Combined Corporate Revenue (25%), Corporate Operating Income (25%), Business Group Metrics (50%)			119%
All executive officers				116%

Annual performance-based cash payments for fiscal year 2014

        The cash bonus awards earned and paid in respect of fiscal year 2014 were based on the performance measures and results set forth above. The following table details the annual performance-based cash payments for each executive officer.

Named Executive Officer	2014 Annual Incentive Plan Bonus Earned ($)	2013 Annual Incentive Plan Bonus Earned ($)
Guerrino De Luca	$575,000	$—
Bracken P. Darrell	862,500	—
Vincent Pilette(1)	512,000	n/a
L. Joseph Sullivan(2)	385,950	—

Named Executive Officer	2014 Annual Incentive Plan Bonus Earned (CHF)	2013 Annual Incentive Plan Bonus Earned (CHF)
Marcel Stolk(3)	521,208	67,500

(1)
The Compensation Committee did not pro-rate for time of service Mr. Pilette's fiscal year 2014 bonus based on his accomplishments in reducing operating expenses, driving operating leverage and delivering shareholder value during the portion of fiscal year 2014 during which he was with the Company.

(2)
Mr. Sullivan received a portion of his fiscal year 2014 bonus in Logitech shares as required by the Company Executive Share Ownership Program.

(3)
In fiscal year 2013, Mr. Stolk received a special cash incentive bonus of CHF 67,500 which was guaranteed as part of his fiscal year 2012 employment contract.

Long-term equity incentive awards

        During fiscal year 2014, the Compensation Committee granted our executive officers, excluding Mr. Pilette who received a new-hire grant at the start of his employment in September 2013, annual long-term equity incentive awards in the form of performance-based restricted stock units, or PSUs and time-based restricted stock units, or RSUs. In fiscal year 2013, the Compensation Committee granted the executive officers Performance Stock Options, or PSOs, with vesting tied to specific share price points. The use of PSUs with vesting tied to performance against the NASDAQ-100 Index is a return to the Company's practice from fiscal year 2012. In the Committee's view, the return to the use of PSUs is consistent with industry practice.

        PSUs.    Sixty percent (60%) of the value at grant (based on the assumptions used for financial account purposes) of the fiscal year 2014 equity awards were in the form of PSUs. The PSUs are "at-risk" compensation because Logitech's relative total shareholder return performance must be at or above the minimum threshold percentile against the NASDAQ-100 Index over the performance period of three years in order for the executive to receive any shares from the PSU grant. If, at the end of the performance period, threshold performance is achieved, the number of shares in which the executive officer vests is pro-rated according to performance.

        The performance measure for the performance-based restricted stock units granted in fiscal year 2014 is the relative total shareholder return, or TSR, expressed as a percentile rank, of Logitech shares against the TSR of companies included in the NASDAQ-100 Index. The Compensation Committee believes this measure is a key reflection of Logitech's operational and financial performance, because it focuses on relative performance against other mid- to large-size technology companies.

        For purposes of the PSUs, relative TSR reflects (i) the aggregate change in the 30-day average closing price of Logitech shares against the companies in the NASDAQ-100 Index, and (ii) the value (if any) returned to shareholders in the form of dividends or similar distributions, assumed to be reinvested in shares when paid, each at the beginning and the end of a three-year performance period.

        The structure of the PSUs granted in fiscal year 2014 is summarized in the table below:

PSU Grants Made On or After April 2013: Percentile Rank of Logitech TSR Against NASDAQ-100 Index TSR	Percentage of Shares that Vest Under PSU
Below 30th Percentile Rank (threshold)	0%
30th Percentile Rank	50%
60th Percentile Rank (target)	100%
75th Percentile Rank and Above	150%

        The Compensation Committee utilizes PSUs for executive officers to align Logitech's equity compensation for executives more closely with the interests of shareholders. The PSUs are also intended to:

  •
  Link compensation to key financial metrics of growth and profitability.

  •
  Provide vesting based on Logitech's stock price performance relative to a benchmark (in this case the NASDAQ-100 Index).

  •
  Require strong performance for target or any substantial vesting to occur, and provide an extraordinary payout if Logitech's performance significantly exceeds that of the benchmark group.

  •
  Support pay-for-performance philosophy and retention efforts.

  •
  Be less dilutive to shareholders than stock options.

        RSUs.    Forty percent (40%) of the value of the fiscal year 2014 focal equity awards was granted in the form of restricted stock units. Time-based restricted stock units, or RSUs, provide for the issuance of shares at a future date upon vesting of the RSUs. With the exception of the new-hire awards granted to Mr. Pilette and the special award granted to Mr. De Luca in recognition of past service to the Company, RSUs granted to our executive officers in fiscal year 2014 have our typical four-year vesting period which vest in four equal annual installments. The Compensation Committee believes RSUs create incentives for performance and further align the interests of executives with those of shareholders because an RSU's value increases or decreases in conjunction with the Company's stock price. Because the value at grant of RSUs is generally greater than that of stock options, we are able to grant a smaller number of RSUs while delivering similar grant-date award value. As a result, granting RSUs helps minimize the dilutive effects of our equity awards on our shareholders and, in the Committee's view, provides a more cost-effective balance of incentive and risk than standard stock options.

Long-term equity incentive awards granted in fiscal year 2014

        For fiscal year 2014, management recommended and the Compensation Committee approved long-term incentive grant values for each named executive officer at approximately the 25th percentiles of grant values for comparable executives at our compensation peer group companies. Based on the poor performance in the previous fiscal year, the Compensation Committee determined that our executive officers must build Logitech's value at a rate greater than the overall market to receive equity values in line with those of our compensation peer group companies. For our executives to earn market levels of equity value, Logitech would have to outperform the market in terms of stock price appreciation. The Compensation Committee also made judgments on the performance and relative impact of each executive officer and the importance of retaining each executive through the coming year and beyond. Grants were made to the executive officers as follows:

        Grants to Mr. De Luca.    On April 15, 2013, Mr. De Luca received a PSU grant for 30,000 shares, assuming 100% target performance, and an RSU grant of 20,000 shares, as part of his fiscal year 2014 annual compensation as Chairman. In addition, Mr. De Luca received an RSU grant of 250,000 shares in recognition for his service as Logitech's acting Chief Executive Officer from July 2011 through January 2013 as noted below under Other Compensation.

        Grants to Mr. Darrell.    On April 15, 2013, as part of the annual executive compensation review, Mr. Darrell received a PSU grant for 270,000 shares at target, and an RSU grant of 177,000 shares.

        Grants to Other Executive Officers.    The equity incentive award grants made to all Logitech executive officers during fiscal year 2014 are set out in the Grants of Plan-Based Awards in Fiscal Year 2014 table on page 125.

  •
  The following table illustrates the grant date fair values, which is the accounting cost to Logitech, of the equity awards that each executive officer received in fiscal year 2014 and 2013. The grant date fair values in fiscal year 2014 decreased from those in fiscal year 2013 (except for Mr. De Luca due to the special grant described above) due to the fiscal year 2014 grant values being set at approximately the 25th percentile of our compensation peer group, compared to the fiscal year 2013 grant values that were slightly below the 50th percentile of our compensation peer group.

  •
  The table also illustrates the total shares underlying the equity awards that each executive officer received in fiscal year 2014 and 2013. The number of shares granted decreased significantly due to the return to granting full-value PSUs from the PSOs awarded in fiscal year 2013.

Named Executive Officer	Type of Equity Grant	2014 Shares Subject to Equity Grants (#)	2013 Shares Subject to Equity Grants (#)	Shares Subject to Equity Grants— Change 2013 to 2014	2014 Grant Date Fair Value ($)(1)	2013 Grant Date Fair Value ($)(1)	Grant Date Fair Value Change 2013 to 2014
Guerrino De Luca	PSOs	—	130,000	-100%	—	335,400	-100%
	RSUs(2)	270,000	—	100%	2,457,700	—	100%
	PSUs	30,000	—	100%	226,500	—	100%

		300,000	130,000	131%	2,684,200	335,400	700%

Bracken P. Darrell	PPOs	—	1,200,000	-100%	—	3,020,000	-100%
	RSUs	177,000	100,000	77%	1,240,770	803,000	55%
	PSUs	270,000	—	100%	2,038,500	—	100%
	Options	—	500,000	-100%	—	1,820,000	-100%

		447,000	1,800,000	-75%	3,279,270	5,643,000	-42%

Vincent Pilette(3)	RSUs	370,000	n/a	100%	3,111,700	n/a	100%
	PSUs	295,000	n/a	100%	1,955,850	n/a	100%

		665,000	n/a	100%	5,067,550	n/a	100%

Marcel Stolk	RSUs	60,000	n/a	100%	420,600	n/a	100%
	PSUs	90,000	n/a	100%	679,500	n/a	100%

		150,000	n/a	100%	1,100,100	n/a	100%

L. Joseph Sullivan	PSOs	—	225,000	100%	—	580,500	100%
	RSUs	40,000	—	100%	280,400	—	100%
	PSUs	60,000	33,000	82%	453,000	258,390	75%

		100,000	258,000	-61%	733,400	838,890	-13%

(1)
Grant date fair value represents the accounting cost to Logitech associated with equity awards. The actual equity award value delivered to each named executive officer may be considerably lower or higher than the grant date fair value of the award. The actual equity award value delivered depends on, in the case of performance-based awards such as PSUs, whether or not the minimum performance condition is met, and, if so, the level of performance. Actual equity award value delivered also is significantly impacted by appreciation or depreciation in Logitech's share price between the grant and vesting dates.

(2)
Mr. De Luca received an RSU grant of 20,000 shares, as part of his fiscal year 2014 annual compensation as Chairman as well as an RSU grant of 250,000 shares in recognition for his service as Logitech's acting Chief Executive Officer from July 2011 through January 2013 as noted below under Other Compensation.

(3)
Mr. Pilette joined the Company as Chief Financial Officer on September 3, 2013.

Determination of long-term equity incentive awards

        The Compensation Committee is responsible for approving who should receive equity incentive awards, when the awards should be made, the vesting schedule, and the number of shares or other rights to be granted. Long-term equity incentive awards may be granted only by the Compensation Committee or the full Board of Directors. The Compensation Committee regularly reports its activity, including approvals of grants, to the Board.

Timing of grants

        Long-term equity incentive award grants to executive officers are typically and predominantly approved at regularly scheduled, predetermined meetings of the Compensation Committee. These meeting are scheduled up to 18 months in advance and take place before the regularly scheduled, predetermined meetings of the full Board. On limited occasions, grants may be approved at an interim meeting of the Compensation Committee or by consent, for the purpose of approving the hiring and compensation package for newly hired or promoted executives. In fiscal year 2014 grants were made to new hires and promoted employees, including those at the executive officer level, through regularly scheduled monthly written consents of the Compensation Committee. We do not have any program, plan, or practice to select equity compensation grant dates in coordination with the release of material non-public information, nor do we time the release of information for the purpose of affecting value. We do not backdate options or grant options retroactively.

OTHER COMPENSATION ELEMENTS

Other compensation

        On September 4, 2013, the Compensation Committee granted a cash bonus of $460,000 and an RSU grant of 250,000 shares to Mr. De Luca in recognition for his service as Logitech's acting Chief Executive Officer from July 2011 through January 2013. The Compensation Committee set a two-year vesting term and provided for acceleration in case Mr. De Luca was involuntarily removed from his role as Chairman. Mr. De Luca's compensation had not been adjusted since he assumed these additional responsibilities. After almost a year of deliberations on the appropriate method of such recognition, this special bonus was based on the recommendation of the Compensation Committee's independent compensation consultant and a comparison of Mr. De Luca's compensation during his tenure as acting Chief Executive Officer to the Company's peer group.

Deferred compensation plan

        Executive officers based in the United States are also eligible to participate in the Logitech Inc. Deferred Compensation Plan and a predecessor plan, which are unfunded and unsecured plans that allow employees of Logitech Inc., the Logitech subsidiary in the United States, who earn more than a threshold amount the opportunity to defer U.S. taxes on up to 80% of their base salary and up to 90% of their bonus or commission compensation. Under the plan, compensation may be deferred until termination of employment or other specified dates chosen by the participants, and deferred amounts are credited with earnings based on investment benchmarks chosen by the participants from a number of mutual funds selected by Logitech Inc.'s Deferred Compensation Committee. The earnings credited to the participants are intended to be funded solely by the plan investments. Logitech does not make contributions to this plan. Information regarding named executive officer participation in the deferred compensation plans can be found in the Non-Qualified Deferred Compensation for Fiscal Year 2014 table and the accompanying narrative.

        Because the listed officers do not receive preferential or above-market rates of return under the deferred compensation plan, earnings under the plan are not included in the Summary Compensation table, but are included in the Non-Qualified Deferred Compensation table.

Severance and related benefits

        All named executive officers are eligible to receive benefits under certain conditions in accordance with Logitech's Change of Control Severance Agreement (Change of Control Agreement), as described in the section "Potential Payments Upon Termination or Change in Control."

        The purpose of the Change of Control Agreements is to support retention in the event of a prospective change of control. Should a change of control occur, benefits will be paid after a "double trigger" event—meaning that there has been both a change of control, and the executive is terminated without cause or resigns for good reason within 12 months thereafter—as described in "Potential Payments Upon Termination or Change in Control". The RSU and PSU award agreements for executive officers other than Guerrino De Luca provide for the acceleration of vesting of the RSUs and PSUs subject to the award agreements under the same circumstances and conditions as under the Change of Control Agreements; namely, if the named executive officer is subject to an involuntary termination within 12 months after a change of control because his or her employment is terminated without cause or the executive resigns for good reason (a "double trigger"). In the event of such an involuntary termination:

  •
  All shares subject to the RSUs will vest.

  •
  100% of the shares subject to the PSUs will vest if the change of control occurred within 1 year after the grant date of the PSUs. If the change of control occurs more than 1 year after the grant date of the PSUs, the number of shares subject to the PSU that will vest will be determined by applying the performance criteria under the PSUs as if the performance period had ended on the date of the change of control.

        To determine the level of benefits to be provided under each change of control agreement and other agreements, the Committee considered the circumstances of each type of severance, the impact on shareholders, and market practices.

        Logitech does not provide any payments to reimburse its executive officers for additional taxes incurred (also known as "gross-ups") in connection with a change of control. These Agreements are being reviewed by the Compensation Committee with respect to complying with the Ordinance Against Excessive Compensation in connection with the Minder initiative under Swiss law.

        Under Mr. Pilette's employment agreement, if his employment is involuntarily terminated without cause or he resigns for good reason, other than after a change of control, he is entitled to his base salary and target bonus for one year and accelerated vesting of a portion of his new hire RSU grant of 175,000 shares (as of September 15, 2014, 116,666 shares from this grant remain unvested), and, if he is terminated within his first year of employment, accelerated vesting of his entire restricted stock unit grant for 195,000 shares (as of September 15, 2014, this grant was completely vested). The terms in Mr. Pilette's agreement are intended to provide consideration for his service to Logitech and the potential length of time until subsequent employment is secured if he is involuntarily terminated without cause or resigns for good reason. The Compensation Committee believes that the terms of Mr. Pilette's severance are consistent with those of chief financial officers in our compensation peer group as well as the overall technology industry.

Perquisites

        Logitech's executive officer benefit programs are substantially the same as for all other eligible employees.

Other Benefits

        Logitech's executive officers are eligible to receive the same benefits as all similarly-situated employees, including the following:

  •
  Company contributions to retirement programs are based on the location of employing company, such as the Logitech Inc. 401(k) in the United States and the Logitech Employee Pension Fund in Switzerland.

  •
  Health, welfare, and life insurance benefits.

  •
  Opportunity for participation in the Logitech Employee Share Purchase Plans.

VINCENT PILETTE'S NEW HIRE PACKAGE

        In September 2013, Mr. Pilette joined Logitech as Chief Financial Officer. When establishing Mr. Pilette's compensation package, the Compensation Committee based its decisions on competitive market data for chief financial officer positions provided by the Compensation Committee's independent compensation consultant, as well as the compensation and benefits package Mr. Pilette had with his previous employer and the Compensation Committee's perception of what was required to secure and maintain his employment.

        The Compensation Committee positioned Mr. Pilette's target cash compensation package at the 50th percentile of the market for chief financial officers. Mr. Pilette's base salary is $500,000 and his annual bonus target percentage is 80%.

        Mr. Pilette's equity package consisted of (i) 175,000 RSUs to provide a meaningful upside for success in managing costs to provide for profitability and operating leverage (as of September 15, 2014, 116,666 shares from this grant remain unvested); (ii) 195,000 RSUs to offset a portion of the earned, but unvested long-term incentives Mr. Pilette lost when leaving his former employer (this grant is fully vested); (iii) 147,500 performance stock units, or PSUs, that vest when Logitech's average closing price per share on the Nasdaq Global Select Market over a 90 calendar day period meets or exceeds $12.00 (this grant is fully vested); and (iv) 147,500 performance stock units, or PSUs, that vest when Logitech's average closing price per share on the Nasdaq Global Select Market over a 90 calendar day period meets or exceeds $14.00 (this grant is fully vested).

FORMER OFFICERS FOR FISCAL YEAR 2014

Erik K. Bardman, Former Senior Vice President, Finance and Chief Financial Officer

        Mr. Bardman resigned his employment with us effective as of April 26, 2013. He was only with the Company for the first three weeks of fiscal year 2014 and was paid a base salary of $38,462 for his service during the period based on an annual base salary of $484,000. Upon Mr. Bardman's termination of employment, he received $57,694 as payment for the value of his accrued but unused Personal Time Off Leave balance. In addition, Mr. Bardman received a 401(k) match of $5,063 and premiums of $201were paid on his behalf for Group Term Life Insurance.

Michael Doktorczyk, Former Interim Principal Financial Officer and Principal Accounting Officer

        Mr. Doktorczyk served as interim Principal Financial Officer and Principal Accounting Officer from May 29, 2013 until September 3, 2013. Mr. Doktorczyk was the Company's Vice President of Finance and Corporate Controller throughout fiscal year 2014, but he was not an executive officer. As a result, the Compensation Committee was not responsible for determining Mr. Doktorczyk's fiscal year 2014 compensation. For fiscal year 2014 his base salary was $255,555, and he received an annual incentive plan bonus of $60,504. In addition, Mr. Doktorczyk was granted a stock award valued at $69,109. Because Mr. Doktorczyk was not an executive officer, he was not eligible to participate in any of the compensation programs for our other named executive officers that are set forth above. Mr. Doktorczyk's compensation was not influenced by his interim roles.

OTHER COMPENSATION POLICIES

Derivatives

        We do not permit certain persons designated by the Company as insiders, including executive officers and directors, to trade in puts, calls, warrants or other derivative Logitech securities traded on an exchange or in any other organized securities market.

Recovery of compensation for restatement and misconduct

        In June 2010, the Compensation Committee adopted a policy regarding the recovery of compensation paid to an executive officer or the principal accounting officer of the Company (a "clawback"). Under the terms of the policy we may recover bonus amounts, equity awards or other incentive compensation awarded or paid within the prior three years to a covered officer if the Compensation Committee determines the compensation was based on any performance goals that were met or exceeded as a result, in whole or in part, of the officer's fraud or misconduct, or the officer knew at the time of the existence of fraud or misconduct that resulted in performance goals being met or exceeded, and a lower amount would otherwise have been awarded or paid to the officer. In addition, under the policy Logitech may recover gains realized on the exercise of stock options or on the sale of vested shares by an executive officer or the principal accounting officer if, within three years after the date of the gains or sales, Logitech discloses the need for a significant financial restatement, other than a financial restatement solely because of revisions to US GAAP, and the Compensation Committee determines that the officer's fraud or misconduct caused or partially caused the need for the restatement, or the covered officer knew at the time of the existence of fraud or misconduct that resulted in the need for such restatement.

        In addition, our 2006 Stock Incentive Plan and our Management Performance Bonus Plan provide that awards under the plans are suspended or forfeited if the plan participant, whether or not an executive officer:

  •
  has committed an act of embezzlement, fraud or breach of fiduciary duty;

  •
  makes an unauthorized disclosure of any Logitech trade secret or confidential information; or

  •
  induces any customer to breach a contract with Logitech.

        Any decision to suspend or cause a forfeiture of any award held by an executive officer under the 2006 Stock Incentive Plan or the Management Performance Bonus Plan is subject to the approval of the Board of Directors. The Compensation Committee will amend the policy, as necessary, to comply with the final SEC rules regarding the recoupment policies of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Additional tax and accounting considerations

U.S. Tax Code Section 162(m)

        Favorable accounting and tax treatment of the various elements of our compensation program is a relevant consideration in their design. However, the Company and the Committee have placed a higher priority on structuring flexible compensation programs to promote the recruitment, retention, and performance of our officers than on maximizing tax deductibility. Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the "Tax Code"), places a limit of $1,000,000 on the amount of compensation that Logitech may deduct in any one year with respect to certain executive officers. The Committee has the ability through the use of Logitech International S.A. 2006 Stock Incentive Plan to grant awards that qualify as "performance-based compensation" exempt from that $1,000,000 limitation but, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible, and has in the past and will in the future make grants of compensation that do not qualify to be exempt from the $1,000,000 limitation when it believes that it is appropriate to meet its compensation objectives.

        In addition to considering the tax consequences, the Compensation Committee considers the accounting consequences, including the impact of the Financial Accounting Standard Board's Accounting Standards Codification Section 718, on its decisions in determining the forms of different equity awards.

Compensation Risks Assessment

        Since March 2010, the Compensation Committee has conducted an annual review, with the assistance of the Committee's independent compensation consultant; of Logitech's compensation programs to assess the risks associated with their design and associated risk controls. The Committee reviews in particular the following compensation programs and associated practices:

  •
  Equity grants made under the 2006 Stock Incentive Plan.

  •
  Management Performance Bonus Plan.

  •
  Employee Performance Bonus Plan.

  •
  Sales Commission Plans.

  •
  Change of Control Severance Agreements in place with executive officers.

As in past years, based on the March 2014 review, the Compensation Committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

REPORT OF THE COMPENSATION COMMITTEE

        The Logitech Compensation Committee, which is composed solely of independent members of the Logitech Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters. The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Compensation Report with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Logitech's 2014 Invitation and Proxy Statement and Annual Report.

Compensation Committee
MATTHEW BOUSQUETTE, Chairman
KEE-LOCK CHUA(1)
 SALLY DAVIS
NEIL HUNT
MONIKA RIBAR

(1)
Kee-Lock Chua was a member of the Compensation Committee though the Annual General Meeting in September 2013.

SUMMARY COMPENSATION TABLE

        The following table provides information regarding the compensation and benefits earned during fiscal years 2014, 2013, and 2012 by our named executive officers. For more information, please refer to "Compensation Disclosure and Analysis," as well as "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	Changes in Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(3)	Total ($)
Guerrino De Luca(4)	FY14	500,000	460,000	2,684,200		575,000	—	15,764	4,234,964
Chairman of the Board	FY13	500,000	—	—	335,400	—	—	31,314	866,714
	FY12	500,000	—	392,400	—	—	—	30,306	922,706
Bracken P. Darrell(5)	FY14	750,000	—	3,279,270		862,500	—	13,767	4,905,537
President and Chief Executive Officer	FY13	735,577	—	803,000	4,840,000	—	—	226,164	6,604,741
Vincent Pilette(6)	FY14	286,538	—	5,067,550	—	512,000	—	2,673	5,868,761
Senior Vice President, Finance and
Chief Financial Officer
Marcel Stolk(7)	FY14	535,714	—	1,100,100	—	589,643	—	108,785	2,334,242
Senior Vice President, CCP Business
Group
L. Joseph Sullivan	FY14	415,000	—	733,400	—	385,950	—	14,418	1,548,768
Senior Vice-President, Worldwide	FY13	402,000	—	258,390	580,500	—	—	12,358	1,253,248
Operations	FY12	402,000	—	557,400	—	—	—	11,762	971,162
Former Officers:
Erik K. Bardman(8)	FY14	38,462	—	—	—	—	—	62,958	101,420
Senior Vice President, Finance and	FY13	484,000	—	336,690	774,000	—	—	9,553	1,604,243
Chief Financial Officer	FY12	440,000	25,000	789,000	—	—	—	9,278	1,263,278
Michael Doktorczyk(9)	FY14	255,555	—	69,109	—	60,504	—		385,168
Former Interim Principal Financial
Officer and Principal Accounting
Officer

(1)
These amounts do not represent the actual economic value realized by the named executive officer. Under SEC rules, the values reported in the "Stock Awards" and "Option Awards" columns reflect the aggregate grant date fair value of grants of stock options and stock awards to each of the listed officers in the fiscal years shown. The key assumptions and methodology of valuation of stock options and stock awards are presented in Note 4 to the Consolidated Financial Statements included in Logitech's Annual Report to Shareholders.

For FY14: Assuming the highest level of performance is achieved, the maximum possible value of the PSUs allocated in FY14, using the market value of our shares on the grant date of the PSUs, was: (a) in the case of Mr. Guerrino De Luca, $315,450; (b) in the case of Mr. Bracken P. Darrell, $2,839,050; (c) in the case of Mr. Marcel Stolk, $946,350; and (d) in the case of Mr. Joseph Sullivan, $630,900.

For FY12: Assuming the highest level of performance is achieved, the maximum possible value of the PSUs allocated in FY12, using the market value of our shares on the grant date of the PSUs, was: (a) in the case of Mr. Guerrino De Luca, $588,600; (b) in the case of Mr. Erik Bardman, Mr. Junien Labrousse and Mr. Werner Heid, $686,700 each; and (c) in the case of Mr. Joseph Sullivan, $490,500.

(2)
Reflects amounts earned under the Logitech Management Performance Bonus Plan. This non-equity incentive plan compensation was earned during the applicable fiscal year but, for executive officers, was paid during the next fiscal year in accordance with the terms of the Logitech Management Performance Bonus Plan. For Mr. Doktorczyk, this non-equity incentive plan compensation was earned during fiscal year 2014 under the Logitech Employee Performance Bonus Plan.

(3)
Details regarding the various amounts included in this column are provided in the following table entitled "All Other Compensation."

(4)
Mr. De Luca received a bonus of $460,000 in September 2013 in recognition for his service as Logitech's acting Chief Executive Officer from July 2011 through January 2013.

(5)
Mr. Darrell joined the Company as President on April 9, 2012 and was appointed as Chief Executive Officer of the Company effective January 1, 2013.

(6)
Mr. Pilette joined the Company as Chief Financial Officer on September 3, 2013.

(7)
Mr. Stolk was designated as an executive officer in September 2013.

(8)
Mr. Bardman's service as Senior Vice President, Finance and Chief Financial Officer ended upon his departure from the Company on April 26, 2013.

(9)
Mr. Doktorczyk served as interim Principal Financial Officer and Principal Accounting Officer from May 29, 2013 until September 3, 2013. Mr. Doktorczyk was the Company's Vice President of Finance and Corporate Controller throughout fiscal year 2014, but he was not an executive officer.

 All Other Compensation Table

Name	Year	Car Use or Service ($)(1)	Tax Preparation Services ($)	401(k) ($)(2)	Group Term Life Insurance ($)	Relocation or Travel in lieu of Relocation ($)(3)	Premium for Deferred Compensation Insurance ($)	Defined Benefit Pension Plan Employer Contrib. ($)(4)	Severance ($)	Other Awards ($)(5)	Total ($)
Guerrino De Luca	FY14	—	—	7,650	8,114	—	—	—	—	—	15,764
	FY13	15,882	—	7,500	7,932	—	—	—	—	—	31,314
	FY12	16,679	—	7,350	6,277	—	—	—	—	—	30,306
Bracken P. Darrell	FY14	—	1,525	7,650	4,592		—	—	—	—	13,767
	FY13	—	—	5,063	3,321	202,780	—	—	—	15,000	226,164
Vincent Pilette	FY14	—	—	1,731	942	—	—	—	—	—	2,673
Marcel Stolk	FY14	—	—	—	3,268	—	—	105,517	—	—	108,785
L. Joseph Sullivan	FY14	—	—	7,650	6,768	—	—	—	—	—	14,418
	FY13	—	—	7,500	4,858	—	—	—	—	—	12,358
	FY12	—	—	7,350	4,412	—	—	—	—	—	11,762
Former Officers:
Erik K. Bardman	FY14	—	—	5,063	201	—	—	—	—	57,694	62,958
	FY13	—	—	7,500	2,053	—	—	—	—	—	9,553
	FY12	—	—	7,350	1,928	—	—	—	—	—	9,278
Michael Doktorczyk	FY14	—	—	7,650	—	—	—	—	—	—	7,650

(1)
Represents the cost to Logitech of $15,882 and $16,679 in fiscal years 2013 and 2012, respectively, related to Mr. Guerrino De Luca's occasional use of a company car and driver to and from work.

(2)
Represents 401(k) savings plan matching contributions, which are available to all of our regular employees who are on our U.S. payroll.

(3)
Represents costs associated with Mr.Darrell's relocation from Switzerland to the United States in fiscal year 2013, including airfare, home purchase and sales assistance, tax advice assistance, moving costs, temporary living benefits and other costs.

(4)
Represents the matching contributions to the Logitech Employee Pension Fund in Switzerland for Mr. Marcel Stolk, which are available to all of the Company's similarly-situated regular employees who are on its Swiss payroll.

(5)
In the case of Mr. Bardman, for fiscal year 2014, he received $57,694 as payment for the value of his accrued but unused Personal Time Off Leave balance. In the case of Mr. Darrell, for fiscal year 2013, this represents a lump sum payment of $15,000, net of taxes, to be applied towards attorney's fees associated with review of his offer of employment.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

        The following table sets forth certain information regarding grants of plan-based awards to each of our executive officers during fiscal year 2014. For more information, please refer to "Compensation Disclosure and Analysis."

Grants of Plan-Based Awards
For Fiscal Year 2014

											All Other Stock Awards: Number of Shares of Stock or Units (#)(3)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards				Grant Date Fair Value ($)(4)
		Grant Date (MM/DD/YY)	Approval Date				Actual ($)(2)
Name	Type			Threshold ($)	Target($)	Maximum($)		Threshold (#)	Target(#)	Maximum(#)
Guerrino De Luca	RSU	04/15/13	04/15/13	—	—	—	—	—	—	—	20,000	140,200
	RSU(5)	10/15/13	10/15/13	—	—	—	—	—	—	—	250,000	2,317,500
	PSU(6)	04/15/13	04/15/13	—	—	—	—	15,000	30,000	45,000	—	226,500
	FY14 Bonus	n/a	n/a	250,000	500,000	1,000,000	575,000
Bracken P. Darrell	RSU	04/15/13	04/15/13	—	—	—	—	—	—	—	177,000	1,240,770
	PSU(6)	04/15/13	04/15/13	—	—	—	—	135,000	270,000	405,000	—	2,038,500
	FY14 Bonus	n/a	n/a	375,000	750,000	1,500,000	862,500	—	—	—
Vincent Pilette	RSU(7)	09/15/13	09/15/13	—	—	—	—	—	—	—	370,000	3,111,700
	PSU(6)	09/15/13	09/15/13	—	—	—	—	—	295,000	442,500	—	1,955,850
	FY14 Bonus	n/a	n/a	200,000	400,000	800,000	512,000	—	—	—	—
Marcel Stolk	RSU	04/15/13	04/15/13	—	—	—	—	—	—	—	60,000	420,600
	PSU(6)	04/15/13	04/15/13	—	—	—	—	45,000	90,000	135,000	—	679,500
	FY14 Bonus(8)	n/a	n/a	231,876	463,752	927,504	589,643	—	—	—	—
L. Joseph Sullivan	RSU	04/15/13	04/15/13	—	—	—	—	—	—	—	40,000	280,400
	PSU(6)	04/15/13	04/15/13	—	—	—	—	30,000	60,000	90,000	—	453,000
	FY14 Bonus	n/a	n/a	155,625	311,250	622,500	385,950	—	—	—	—

(1)
The amounts in these columns reflect possible payouts with respect to each applicable performance period for the fiscal year 2014 bonus programs under the Bonus Plan.

(2)
The amounts in this column reflect actual payouts with respect to each applicable performance period for the fiscal year 2014 bonus programs under the Bonus Plan. The actual payout amounts are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for fiscal year 2014.

(3)
Other than the RSU grant in footnote 5, represents RSUs that vest at a rate of 25% per year over four years, on each yearly anniversary of the grant date.

(4)
These amounts do not represent the actual economic value realized by the named executive officer. Amounts in this column represent the grant date fair value of PSUs and RSUs calculated in accordance with Accounting Standards Codification (ASC) 718 but does not include a reduction for forfeitures. For PSUs, that number is calculated by multiplying the value determined using the Monte Carlo method by the target number of units awarded. For RSUs, that number is equal to the closing price of Logitech shares on the grant date multiplied by the number of shares granted. The key assumptions for the valuation of the PSUs are presented in Note 5 to the Consolidated Financial Statements included in [this report] Logitech's Annual Report to Shareholders and Annual Report on Form 10-K for fiscal year 2014.

(5)
For Mr. De Luca tthe Compensation Committee set a two-year vesting term with vesting to occur on September 15, 2014 and September 15, 2015. The Compensation Committee also provided for acceleration in case Mr. De Luca was involuntarily removed from his role as Chairman.

(6)
Represents performance-based RSU ("PSU"). All shares subject to the PSU vesting conditions are unvested. The actual amount, if any, of shares that will vest under the PSU grants will not be known until April 15, 2016. The actual vesting amount will depend upon the prercentile rank of Logitech TSR against NASDAQ-100 Index TSR.

(7)
Mr. Pilette received two RSU grants when he joined the Company in fiscal year 2014, including 195,000 RSUs with a one year vesting period and 175,000 RSUs that will vest in equal annual increments over three years, on each yearly anniversary of the grant date.

(8)
Mr. Stolk's bonus amounts were converted using the exchange rate of 1 CHF to 1.13 USD as of March 31, 2014.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Employment Agreements and Offer Letters

        We have entered into employment agreements or offer letters with each of our named executive officers. The employment agreements and offer letters generally provide that the compensation of the named executive officer is subject to the sole discretion of the Compensation Committee or the Board of Directors. Other than Mr. Pilette's compensation as a new hire, the compensation earned by the named executive officers in fiscal year 2014 was not the result of any terms of their employment agreements or offer letters.

Performance-Based Vesting Conditions

        Please refer to "Compensation Disclosure and Analysis—Elements of Compensation—Performance-based cash incentive awards" for a discussion of the performance measures applicable to the Bonus Plan during fiscal year 2014. In addition, please refer to "Compensation Disclosure and Analysis—Elements of Compensation—Long-term equity incentive awards" for a discussion of performance measures under the PSUs granted to executive officers during fiscal year 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table provides information regarding outstanding equity awards for each of our named executive officers as of March 31, 2014. This table includes unexercised and unvested stock options, unexercised and unvested performance stock options, unvested PSUs, and unvested RSUs.

        Unless otherwise specified, options and RSUs vest at a rate of 25% per year on each of the first four anniversaries of the grant date. Market value for stock options, including Premium Priced Option or PPOs and PSOs, is calculated by taking the difference between the closing price of Logitech shares on the Nasdaq Global Select Market on the last trading day of the fiscal year ($14.89 on March 31, 2014) and the option exercise price, and multiplying it by the number of outstanding options. Market value for stock awards (RSUs and PSUs) is determined by multiplying the number of shares by the closing price of Logitech shares on the Nasdaq Global Select Market on the last trading day of the fiscal year.

Outstanding Equity Awards at Fiscal 2014 Year-End

		Option Awards						Stock Awards
Name	Grant Date (MM/DD/YY)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) / Share		Option Expiration Date (MM/DD/YY)	Market Value of Unexercised Options ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Guerrino De Luca	04/08/04	200,000	—	17.20	(2)	04/08/14	—	—	—	—	—
	04/01/05	200,000	—	20.97	(3)	04/01/15	—	—	—	—	—
	04/01/06	100,000	—	20.05		04/01/16	—	—	—	—	—
	04/02/07	50,000	—	27.95		04/02/17	—	—	—	—	—
	04/01/08	15,000	—	26.67		04/01/18	—	—	—	—	—
	04/01/09	15,000	—	10.64		04/01/19	63,750	—	—	—	—
	04/11/11	—	—	—		—	—	—	—	30,000	446,700
	01/04/13	—	130,000	7.83		01/04/23	917,800	—	—	—	—
	04/15/13	—	—	—		—	—	—	—	30,000	446,700
	04/15/13	—	—	—		—	—	20,000	297,800	—	—
	04/15/13	—	—	—		—	—	250,000	3,722,500	—	—
	Total	580,000	130,000					270,000	4,020,300	60,000	893,400
Bracken P. Darrell	04/16/12	125,000	375,000	8.03		04/16/22	3,430,000	—	—	—	—
	04/16/12	400,000	—	14.05		04/16/22	336,000	—	—	—	—
	04/16/12	—	400,000	16.06		04/16/22	—	—	—	—	—
	04/16/12	—	400,000	20.08		04/16/22	—	—	—	—	—
	04/16/12	—	—	—		—	—	75,000	1,116,750	—	—
	04/15/13	—	—	—		—	—	—	—	270,000	4,020,300
	04/15/13	—	—	—		—	—	177,000	2,635,530	—	—
	Total	525,000	1,175,000					252,000	3,752,280	270,000	4,020,300
Vincent Pilette	09/15/13	—	—	—		—	—	175,000	2,605,750	—	—
	09/15/13	—	—	—		—	—	195,000	2,903,550	—	—
	Total	—	—	—		—	—	370,000	5,509,300	—	—
Marcel Stolk	01/04/13	—	225,000	7.83		01/04/23	1,588,500	—	—	—	—
	01/04/13	—	—	—		—	—	22,000	327,580	—	—
	04/15/13	—	—	—		—	—	60,000	893,400	—	—
	04/15/13	—	—	—		—	—	—	—	90,000	1,340,100
	Total	—	225,000					82,000	1,220,980	90,000	1,340,100
L. Joseph Sullivan	11/02/05	25,000	—	20.25		10/24/15	—	—	—	—	—
	03/23/06	25,000	—	19.96		03/23/16	—	—	—	—	—
	10/02/06	22,500	—	21.61		10/02/16	—	—	—	—	—
	10/02/07	50,000	—	30.09		10/02/17	—	—	—	—	—
	10/01/08	50,000	—	22.59		10/01/18	—	—	—	—	—
	12/12/08	25,000	—	13.48		12/12/18	35,250	—	—	—	—
	06/29/09	48,750	—	14.02		06/29/19	42,413	—	—	—	—
	01/04/13	—	225,000	7.83		01/04/23	1,588,500	—	—	—	—
	11/15/10	—	—	—		—	—	4,500	67,005	—	—
	04/11/11	—	—	—		—	—	8,000	119,120	—	—
	04/11/11	—	—	—		—	—	—	—	25,000	372,250
	01/04/13	—	—	—		—	—	22,000	327,580	—	—
	04/15/13	—	—	—		—	—	40,000	595,600	—	—
	04/15/13	—	—	—		—	—	—	—	60,000	893,400
	Total	246,250	225,000					74,500	1,109,305	85,000	1,265,650
Former Officers:
Erik K. Bardman		—	—	—		—	—	—	—	—	—
	Total	n/a	n/a
Michael Doktorczyk	08/15/11	—	—	—		—	—	8,750	130,288	—	—
	01/31/12	—	—	—		—	—	2,800	41,692	—	—
	01/31/12	—	—	—		—	—	—	—	2,400	35,736
	11/15/12	—	—	—		—	—	6,720	100,061	—	—
	11/15/12	—	—	—		—	—	—	—	3,840	57,178
	02/24/14	—	—	—		—	—	4,500	67,005	—	—
	02/24/14	—	—	—		—	—	—	—	4,450	66,261
	Total	n/a	n/a					22,770	339,046	10,690	159,175

(1)
PSUs are shown at their target amount. The minimum performance condition of the PSUs granted on June 29, 2009, in fiscal year 2010, was not met and therefore no shares vested at the conclusion of the 2-year performance period on June 29, 2011. The actual conversion, if any, of the PSUs granted in fiscal year 2011 into Logitech shares following the conclusion of the 3-year performance period will range between 50% and 200% of that target amount, depending upon Logitech's TSR performance versus the TSR benchmark over the performance period. The actual conversion, if any, of the PSUs granted in each of fiscal years 2012 and 2014 into Logitech shares following the conclusion of the 3-year performance period will range between 50% and 150% of that target amount, depending upon Logitech's TSR performance versus the TSR benchmark over the performance period.

(2)
The exercise price of the option as granted (as split-adjusted) is 15.21 Swiss Francs per share and 17.20 US Dollar per share. CHF amount was converted using the exchange rate of 1 Swiss Franc to 1.13 U.S. Dollar as of March 31, 2014.

(3)
The exercise price of the option as granted (as split-adjusted) is 18.55 Swiss Francs per share and 20.97 US Dollar per share. CHF amount was converted using the exchange rate of 1 Swiss Franc to 1.13 U.S. Dollar as of March 31, 2014.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2014

        The following table provides the number of shares acquired and the value realized upon exercise of stock options and the vesting of RSUs during fiscal year 2014 by each of our named executive officers. No shares resulted from PSUs whose performance period ended during fiscal year 2014 because the minimum performance condition was not met.

Option Exercises and Stock Vested for Fiscal Year 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Guerrino De Luca	—	—	—	—
Bracken P. Darrell	—	—	25,000	177,250
Vincent Pilette	—	—	295,000	4,730,325
Marcel Stolk	—	—	17,000	193,110
L. Joseph Sullivan	—	—	21,750	241,610
Former Officers:
Erik K. Bardman	—	—	5,750	40,825
Michael Doktorczyk	—	—	8,015	70,583

(1)
The value realized equals the difference between the option exercise price and the fair market value of Logitech shares on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)
Based on the closing trading price of Logitech shares on the Nasdaq Global Select Market.

PENSION BENEFITS FOR FISCAL YEAR 2014

Marcel Stolk, Senior Vice President, Consumer Computing Platforms Business Group, is a participant in Logitech's Swiss Pension plan, which is a benefit offered to all eligible Swiss employees.

        No other executive officers are beneficiaries under any pension plan benefits maintained by Logitech.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)
Guerrino De Luca	—	n/a	—
Bracken P. Darrell	—	n/a	—
Vincent Pilette	—	n/a	—
Marcel Stolk	Logitech Employee Pension Fund	3.00	535,738
L. Joseph Sullivan	—	n/a	—
Former Officers:
Erik K. Bardman	—	n/a	—
Michael Doktorczyk	—	n/a	—

        The following table sets forth information regarding the participation by our named executive officers in the Logitech Inc. U.S. Deferred Compensation Plan during fiscal year 2014 and at fiscal year-end.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Logitech Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Guerrino De Luca	—	—	—	—	—
Bracken P. Darrell	—	—	—	—	—
Vincent Pilette	—	—	—	—	—
Marcel Stolk	—	—	—	—	—
L. Joseph Sullivan	—	—	70,647	—	497,103
Former Officers:
Erik K. Bardman	—	—	—	—	—
Michael Doktorczyk	—	—	—	—	—

(1)
Amounts are included in the Summary Compensation table in the "Salary" column for fiscal year 2014. All contributions were made under the Logitech Inc. Deferred Compensation Plan.

(2)
These amounts are not included in the Summary Compensation table because plan earnings were not preferential or above market.

NARRATIVE DISCLOSURE TO NON-QUALIFIED DEFERRED COMPENSATION TABLE

        Please refer to "Compensation Disclosure and Analysis—Other Compensation Elements—Deferred compensation plan" for a discussion of the Logitech Inc. U.S. Deferred Compensation Plan effective January 1, 2009.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        We have entered into agreements that provide for payments under certain circumstances in the event of termination of employment of our executive officers. These agreements include:

  •
  Change of control severance agreements, under which an executive officer may receive certain benefits if he or she is subject to an involuntary termination within 12 months after a "change of control" because his or her employment is terminated without cause or because the executive resigns for good reason.

  •
  PSU, RSU, and PSO award agreements that provide for the accelerated vesting of the shares subject to the award agreements under certain circumstances, including the same circumstances as under the change of control agreements.

  •
  Offer letters with Bracken Darrell and Vincent Pilette, under which they are entitled to severance benefits if we terminate their employment without cause or if they resign for good reason.

  •
  An employment agreement with Marcel Stolk, under which he is entitled to receive a three-month notice period if we terminate his employment or if he resigns.

        These agreements are described in more detail in the subsections below.

        Other than the agreements above, there are no agreements or arrangements for the payment of severance to a named executive officer in the event of his involuntary termination with or without cause.

        In fiscal year 2014, Mr. De Luca was awarded an RSU grant of 250,000 shares in recognition of his service as Logitech's acting Chief Executive Officer from July 2011 through January 2013. Given that the award was based on past service, if Mr. De Luca's service with the Company terminates by reason of death or disability or if Mr. De Luca ceases to be Chairman of the Board at the request or upon action of the Board or by action of the Company's shareholders or is not re-elected to the Board, all then unvested RSUs under the award will vest immediately.

        There are no agreements providing for payment of any consideration to any non-executive member of the Board of Directors upon termination of his or her services with the Company.

Change of Control Severance Agreements

        Each of our executive officers has executed a change of control severance agreement with Logitech. The change of control agreements with Mr. De Luca and Mr. Pilette are slightly different than those of the other executive officers. The purpose of the change of control agreements is to support retention in the event of a prospective change of control.

        Under the change of control agreement, each executive officer is eligible to receive the following benefits, should the executive officer be subject to an involuntary termination within 12 months after a "change of control" because his or her employment is terminated without cause or the executive resigns for good reason:

  •
  The continuation of the executive's "current compensation" for 12 months (except in the case of Mr. Pilette, which is 18 months if he is terminated or resigns for good reason in the first two years of his employment);

  •
  Continuation of health insurance benefits for up to 12 months;

  •
  Acceleration of vesting for all stock options held by the executive;

  •
  Acceleration of other employee equity incentives held by the executive if provided for under the terms of the grant agreement for the equity incentive; and

  •
  Executive—level outplacement services of a value of up to $5,000.

        The term "current compensation" includes:

  •
  The greater of (i) the executive's annual base salary in effect immediately prior to the executive's termination and (ii) the executive's annual base salary in effect on the date of the Change of Control Agreement; plus

  •
  The amount of the executive's annual bonuses for the fiscal year preceding the fiscal year in which severance benefits become payable to the executive.

        The change of control agreement defines the term "change of control" to mean:

  •
  A merger or consolidation of Logitech with another corporation resulting in a greater than 50% change in the total voting power of Logitech or the surviving company immediately following the transaction;

  •
  The complete liquidation of Logitech;

  •
  The sale or other disposition of all or substantially all of Logitech's assets; or

  •
  The acquisition by any person of securities of Logitech representing 50% or more of the total voting power of Logitech's outstanding shares.

        The change of control agreement with Mr. De Luca is the same as for the other executive officers, except that only those stock options granted by the Company to him before January 28, 2008, while he was serving as Chief Executive Officer, are subject to acceleration under the agreement. Options granted to him after January 28, 2008 are not subject to acceleration.

        The change of control agreement with Mr. Pilette is the same as for the other executive officers, except that (i) the continuation of the executive's "current compensation" is for 18 months if Mr. Pilette's employment is terminated following a change of control during the first two years of his employment, and (ii) current compensation is based on base salary and annual target bonus.

PSO Award Agreements

        The PSO award agreements from named executive officers provide for the acceleration of the time-based vesting of the PSOs subject to the award agreements if the named executive officer resigns for good reason with 12 months after a change of control. In addition, the PSO award agreements for named executive officers, including Mr. De Luca, provide for the acceleration of the time-based vesting of the PSOs if the named executive officer is terminated for any reason other than cause or resigns for good reason within 12 months after a change of control. In any case, the PSO award agreements will not vest except to the extent that the performance-based vesting conditions have been attained.

PSU and RSU Award Agreements

        The PSU and RSU award agreements for named executive officers other than Mr. De Luca provide for the acceleration of vesting of the RSUs and PSUs subject to the award agreements under the same circumstances and conditions as under the change of control agreements; namely, if the named executive officer is subject to an involuntary termination within 12 months after a change of control because his or her employment is terminated without cause or the executive resigns for good reason. In the event of such an involuntary termination:

  •
  All shares subject to the RSUs will vest.

  •
  100% of the shares subject to the PSUs will vest if the change of control occurred within one year after the grant date of the PSUs. If the change of control occurred more than one year after the grant date of the PSUs, the number of shares subject to the PSU that will vest will be determined by applying the performance criteria under the PSUs as if the performance period had ended on the date of the change of control.

Bracken Darrell Offer Letter

        We entered into an offer letter with Bracken Darrell dated March 13, 2012. Under his offer letter, in the event he is terminated without "cause" or resigns (within 30 days after Logitech fails to remedy the condition reported to be good reason during a 30-day cure period) for good reason, other than after a change of control, he is entitled to receive severance benefits as follows:

  •
  If the termination had occurred within one year after his employment start date (note that, as of April 9, 2013, the one-year anniversary of his employment start date, Mr. Darrell is no longer entitled to these benefits), he would have been entitled to:

  •
  an amount equal to 200% of his then-current annual base salary, less applicable withholdings; plus

  •
  an amount equal to 200% of his then-current annual targeted bonus amount, less applicable withholdings; plus

  •
  25% of his initial stock option grant for 500,000 Logitech shares and 25% of his initial restricted stock unit grant for 100,000 shares will accelerate and vest.

  •
  If the termination had occurred more than one year but within two years after his employment start date (note that, as of April 9, 2014, the two-year anniversary, Mr. Darrell is no longer entitled to these benefits), he would have been entitled to:

  •
  an amount equal to 150% of his then-current annual base salary, less applicable withholdings; plus

  •
  an amount equal to 150% of his then-current annual targeted bonus amount, less applicable withholdings.

  •
  If the termination occurs more than two years after his employment start date, he is entitled to:

  •
  an amount equal to 100% of his then-current annual base salary, less applicable withholdings; plus

  •
  an amount equal to 100% of his then-current annual targeted bonus amount, less applicable withholdings.

        In each case, Mr. Darrell would also be entitled to have Logitech pay the premiums to continue his group health insurance coverage under COBRA during the applicable severance period, subject to any maximum length of coverage limits under applicable law or until he becomes eligible for benefits from a subsequent employer.

        "Cause" in Mr. Darrell's offer letter is defined as: (i) theft, dishonesty, misconduct or falsification of any employment or Logitech records; (ii) improper disclosure of Logitech's confidential or proprietary information; (iii) failure or inability to perform any assigned duties after written notice from Logitech of, and a reasonable opportunity to cure, such failure or inability; (iv) conviction (including any plea of guilty or no contest) of a felony, or of any other criminal act if that act impairs his ability to perform his duties; or (v) failure to cooperate in good faith with a governmental or internal investigation of Logitech or its directors, officers or employees, if Logitech has requested his cooperation. "Good reason" in Mr. Darrell's offer letter is defined as: (i) a material reduction of his authority, duties or responsibilities, or (ii) if, by January 31, 2013, he is not reporting directly to the Logitech International Board of Directors as Chief Executive Officer. Mr. Darrell became Chief Executive Officer, reporting directly to the Board, on January 1, 2013.

        If any amounts become payable to Mr. Darrell under his change of control agreement, or any successor agreement, the aggregate amount of any amounts payable to Mr. Darrell under his offer letter will be reduced to the extent necessary so as to prevent the duplication of severance payments to him.

        If amounts payable to Mr. Darrell under any arrangement or agreement with Logitech are payable as a result of a change of ownership or control of Logitech and exceed the amount allowed under section 280G of the Code, and would be subject to the excise tax imposed by section 4999 of the Code, then, prior to the making of any Payments to Mr. Darrell, a "best-of" calculation will be made comparing (1) the total benefit to Mr. Darrell from the Payments after payment of the excise tax, to (2) the total benefit to Mr. Darrell if the Payments are reduced to the extent necessary to avoid being subject to the excise tax, and Mr. Darrell will be entitled to the Payments under the more favorable outcome.

Vincent Pilette Offer Letter

        We entered into an offer letter with Vincent Pilette dated August 26, 2013. Under his offer letter, in the event he is terminated within the first two years after his employment start date without "cause" or resigns for good reason, other than after a change of control, he is entitled to receive severance benefits as follows:

  •
  An amount equal to 100% of his then-current annual base salary, less applicable withholdings; plus

  •
  An amount equal to 100% of his then-current annual targeted bonus amount, less applicable withholdings; plus

  •
  One-third of his initial RSU grant for 175,000 units will accelerate and vest (as of September 15, 2014, 116,666 shares from this grant remain unvested); plus

  •
  If the separation of service had occurred within the first year of service (note that, as of September 3, 2014, the one-year anniversary, Mr. Pilette is no longer entitled to these benefits), 100% of his initial RSU grant for 195,000 units would have accelerated and vested (as of September 15, 2014, this grant was completely vested); plus

  •
  Executive-level outplacement services, in the amount of up to $15,000.

        In each case, Mr. Pilette would also be entitled to have Logitech pay the premiums to continue his group health insurance coverage under COBRA for a period up to 12 months or until he becomes eligible for benefits from a subsequent employer.

        "Cause" in Mr. Pilette's offer letter is defined as: (i) willful dishonesty or fraud with respect to the business affairs of Logitech; (ii) intentional falsification of any employment or Logitech records, (iii) conviction (including any plea of guilty or no contest) of a felony which the Board of Directors of Logitech International reasonably believes materially impairs his ability to perform his duties for Logitech or adversely affects Logitech's reputation or standing in the community, (iv) a willful act by him which constitutes misconduct (including, but not limited to, improper use or disclosure of the confidential or proprietary information of Logitech) and is injurious to Logitech, or (v) continued willful violations by him of his obligations to Logitech after there has been delivered to him a written demand for performance from Logitech which describes the basis for Logitech's belief that he have not substantially performed his duties.

        "Good reason" in Mr. Pilette's offer letter is defined as: (i) a substantial reduction of the facilities and perquisites (including office space and location) available to him immediately prior to such reduction, without his expressed written consent and without good business reasons, (ii) a material reduction of his base salary, (iii) a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction, with the result that his overall benefits package is significantly reduced, (iv) his relocation to a facility or location more than thirty (30) miles from his current location, without his expressed written consent, (v) the failure of Logitech and Logitech International to obtain the assumption of his letter agreement by any successor, or (vi) a material reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction, without his expressed written consent ("demotion").

        If any amounts become payable to Mr. Pilette under his change of control agreement, or any successor agreement, the aggregate amount of any amounts payable to Mr. Pilette under his offer letter will be reduced to the extent necessary so as to prevent the duplication of severance payments to him.

        If amounts payable to Mr. Pilette under any arrangement or agreement with Logitech are payable as a result of a change of ownership or control of Logitech and exceed the amount allowed under section 280G of the Code, and would be subject to the excise tax imposed by section 4999 of the Code, then the Payments are reduced to the extent necessary to avoid being subject to the excise tax.

Tables of Potential Payments Upon Termination or Change in Control

        The table below estimates the amount of compensation that would be paid in the event of an involuntary termination of a listed executive officer without cause after a change in control, assuming that each of the terminations was effective as of March 31, 2014, subject to the terms of the change of control agreement and the terms of the PSO, PSU and RSU award agreements with each of the listed executive officers.

        For Mr. Darrell and Mr. Pilette, the additional table below estimates the amount of compensation that would have been paid in the event of an involuntary termination without cause, assuming that the termination was effective as of March 31, 2014, subject to the terms of the agreements with them. As of March 31, 2014, no compensation amounts were payable to any named executive officer in the event of a mutual agreement to terminate employment, whether upon retirement or otherwise.

        The price used for determining the value of accelerated equity in the tables below was the closing price of Logitech's shares on the Nasdaq Global Select Market on March 31, 2014, the last business day of the fiscal year, of $14.89. For those unvested options held by Mr. De Luca that have exercise prices denominated in Swiss Francs, the U.S. Dollar equivalent of such exercise prices as of March 31, 2014 were calculated based on a Swiss Franc to U.S. Dollar exchange rate on March 31, 2014 of 1 to 1.13.

Potential Payments Upon Involuntary Termination After Change in Control

Name	Base Salary(1)	Bonus(2)	Other Benefits(3)	Value of Accelerated Equity Awards(4)	280G cut-back(5)	Total
Guerrino De Luca	500,000	575,000	13,465	4,467,000	—	5,555,465
Bracken P. Darrell(6)	750,000	862,500	30,419	10,345,080	—	11,987,999
Vincent Pilette	750,000	600,000	23,465	5,509,300	(610,682)	6,072,083
Marcel Stolk	580,363	583,753	8,657	3,355,330	n/a	4,528,103
L. Joseph Sullivan	415,000	385,950	22,713	2,796,955	(1,156,511)	2,464,107

(1)
Represents fiscal year 2014 annual base salary in effect on March 31, 2014. Mr. Pilette's agreement calls for 18 months of compensation continuation if his employment is terminated following a change of control during the first two years of his employment. Thereafter, Mr. Pilette is eligible for 12 months of compensation continuation. Mr. Stolk's salary amount was converted using the exchange rate of 1 CHF to 1.13 USD as of March 31, 2014.

(2)
Bonuses paid for fiscal year 2014 except for Mr. Pilette. Mr. Pilette's agreement provides for bonus based on annual target bonus. Mr. Stolk's bonus amount was converted using the exchange rate of 1 CHF to 1.13 USD as of March 31, 2014.

(3)
Represents the estimated cost of medical and other health insurance premiums (COBRA) for one year after termination and $5,000 in outplacement services ($15,000 for Mr. Pilette).

(4)
Represents, as of March 31, 2014, the aggregate intrinsic value (market value less exercise price) of unvested options and the aggregate market value of shares underlying all unvested RSUs PSUs, in each case held by the named executive officer as of March 31, 2014. For minimum performance conditions under the terms of the PSOs granted January 4, 2013, 50% of the condiitons were met therefore, 50% of value were attributed to the shares subject to such PSOs. For the PSUs granted April 15, 2013, as of March 31, 2014 the performance condition were at a level which would have produced a payout percentage of 150% therefore, 150% of value were attributed to the shares subject to such PSUs. The minimum performance conditions for two of the PSOs granted to Mr. Darrell on April 16, 2012 were not met as of March 31, 2014 therefore no value were attributed to the shares subject to such PSOs. Mr. De Luca does not receive any acceleration of RSU or PSU vesting.

(5)
Under the Change of Control agreements for the executive officers listed above other than Mr. Darrell, there is a "280G cut-back" so that, in effect, the maximum value of the cash payments plus accelerated equity awards to which an executive is entitled under the agreement is just under 3 times the average annual taxable compensation paid by Logitech to the executive in the prior five taxable years, calculated in accordance with the U.S. Tax Code.

(6)
For Mr. Darrell, if amounts payable under any arrangement or agreement with Logitech are payable as a result of a change of ownership or control of Logitech and exceed the amount allowed under section 280G of the Code, and would be subject to the excise tax imposed by section 4999 of the Code, then, prior to the making of any Payments to Mr. Darrell, a "best-of" calculation will be made comparing (1) the total benefit to Mr. Darrell from the Payments after payment of the excise tax, to (2) the total benefit to Mr. Darrell if the Payments are reduced to the extent necessary to avoid being subject to the excise tax, and Mr. Darrell will be entitled to the Payments under the more favorable outcome.

Potential Payments Upon Involuntary Termination

Name	Base Salary		Bonus		Equity		Total
Bracken Darrell (if terminating between April 2013—April 2014)	$1,125,000	(1)	$1,125,000	(2)	n/a		$2,250,000
Bracken Darrell (if terminating between April 2014—April 2015)	$750,000	(3)	$750,000	(4)	n/a		$1,500,000
Vincent Pilettte (if terminating between September 2013—September 2014)	$500,000	(5)	$400,000	(6)	$3,772,128	(7)	$4,672,128
Vincent Pilettte (if terminating between September 2014—September 2015)	$500,000	(8)	$400,000	(9)	$868,578	(10)	$1,768,578

(1)
Represents 150% of Mr. Darrell's fiscal year 2014 annual base salary in effect on March 31, 2014.

(2)
Represents 150% of Mr. Darrell's fiscal year 2014 target bonus in effect on March 31, 2014.

(3)
Represents 100% of Mr. Darrell's fiscal year 2014 annual base salary in effect on March 31, 2014.

(4)
Represents 100% of Mr. Darrell's fiscal year 2014 target bonus in effect on March 31, 2014.

(5)
Represents 100% of Mr. Pilette's fiscal year 2014 annual base salary in effect on March 31, 2014.

(6)
Represents 100% of Mr. Pilette's fiscal year 2014 annual base salary in effect on March 31, 2014.

(7)
Represents value of 33% vesting of Mr. Pilette's initial restricted stock unit grant for 175,000 shares (as of September 15, 2014 this grant was completely vested) and 100% of Mr. Pilette's restricted stock unit grant for 195,000 shares (as of September 15, 2014, 116,666 shares from this grant remain unvested) using Logitech's stock price in effect on March 31, 2014.

(8)
Represents 100% of Mr. Pilette's fiscal year 2014 annual base salary in effect on March 31, 2014.

(9)
Represents 100% of Mr. Pilette's fiscal year 2014 annual base salary in effect on March 31, 2014.

(10)
Represents value of 33% vesting of Mr. Pilette's initial restricted stock unit grant for 175,000 shares (as of September 15, 2014 this grant was completely vested) using Logitech's stock price in effect on March 31, 2014.

COMPENSATION OF DIRECTORS

        For fiscal year 2014, the compensation of the members of the Board of Directors that are not Logitech employees, or non-employee directors, was established by the Committee for Board Compensation, which at the time consisted of Guerrino De Luca, our Chairman. For fiscal year 2015, the Committee for Board Compensation has been terminated, and the compensation of non-employee directors will be determined by the Compensation Committee, consisting entirely of independent directors, and recommended to the full Board for approval.

        The general policy is that compensation for non-employee directors should be a mix of cash and equity-based compensation. For fiscal year 2014, to assist the committee in its annual review of director compensation, Logitech's compensation department provided director pay practices and compensation data compiled from the annual reports and proxy statements of companies within the NASDAQ 100 and technology companies generally considered comparable to Logitech.

        For fiscal year 2014, cash compensation of non-employee directors consists solely of annual retainers based on Board and committee service and payment for travel days in connection with Board meetings. Non-employee directors also receive an annual RSU grant based on a fixed market value. These grants vest on the one-year anniversary of Board service. For fiscal year 2014, the annual RSU grant value was adjusted from CHF 120,000 ($135,692) to CHF 135,000 ($152,654) to reflect increases in the market for board compensation.

        Directors who are Logitech employees do not receive any compensation for their service on the Board of Directors. Non-employee director compensation currently consists of the following elements:

	Total (CHF)	Total ($)(1)
Annual cash retainer	60,000	67,846
An additional annual cash retainer for the lead independent director.	20,000	22,615
Annual retainer for the Audit Committee chair.	40,000	45,231
Annual retainer for the Compensation Committee chair.	30,000	33,923
Annual retainer for non-chair Audit Committee members.	15,000	16,962
Annual retainer for non-chair Compensation Committee members.	10,000	11,308
Annual retainer for Nominating Committee members.	3,000	3,392
Annual RSU grant.	135,000	152,654
Compensation for the number of travel days spent traveling to attend Board and committee meetings, per day rate.	2,500	2,827
Reimbursement of reasonable expenses for non-local travel (business class).

(1)
CHF amount was converted using the exchange rate of 1 Swiss Franc to 1.13 U.S. Dollar as of March 31, 2014.

        Except for fees earned between Logitech's 2013 Annual General Meeting and 2014 Annual General Meeting, non-employee Board members may elect to receive their Board fees in shares, net of withholdings. Any such shares are to be issued under the 2006 Stock Incentive Plan.

        The following table summarizes the total compensation earned or paid by Logitech during fiscal year 2014 to continuing members of the Board of Directors who were not executive officers as of March 31, 2014. Because the table is based on Logitech's fiscal year, and annual service for purposes of Board compensation is measured between the dates of Logitech's Annual General Meeting, usually held in September each year, the amounts in the table do not necessarily align with the description of Board compensation above.

        Information regarding compensation paid to and the option and stock awards held by Guerrino De Luca and Bracken Darrell, the members of the Board of Directors that are Logitech executive officers as of fiscal year-end 2014, are presented in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table, respectively.

 Non-Employee Director Summary Compensation for Fiscal Year 2014

Name	Fees Earned In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Daniel Borel	73,535	149,224	222,759
Matthew Bousquette	154,611	147,016	301,627
Erh-Hsun Chang(3)	41,010	—	41,010
Kee-Lock Chua	117,938	147,016	264,954
Sally Davis	117,467	149,224	266,691
Didier Hirsch	118,315	147,016	265,331
Neil Hunt	96,161	147,016	243,177
Monika Ribar	108,888	149,224	258,112

(1)
CHF amount was converted using the exchange rate of 1 Swiss Franc to 1.13 U.S. Dollar as of March 31, 2014.

(2)
Amounts shown do not reflect compensation actually received by the director. Instead, the amount shown is the aggregate grant date fair value of stock-related awards in fiscal year 2014 computed in accordance with ASC Topic 718—Compensation—Stock Compensation, disregarding forfeiture assumptions. The market value used to calculate the aggregate value on March 31, 2014 was $14.89.

(3)
Mr. Chang did not stand for re-election as a director at the Annual General Meeting in September 2013.

        The following table presents additional information with respect to the equity awards held as of March 31, 2014 by members of the Board of Directors who were not executive officers as of fiscal year-end.

        In 2010, Logitech began granting RSUs instead of stock options to continuing non-employee directors. The RSUs granted since fiscal year 2010 fully vest on approximately the one-year anniversary date of the grant.

        Market value for stock options is calculated by taking the difference between the closing price of Logitech shares on the Nasdaq Global Select Market on the last trading day of the fiscal year ($14.89 on March 31, 2014) and the option exercise price, and multiplying it by the number of outstanding options. Market value for RSUs is determined by multiplying the number of shares by the closing price of Logitech shares on the Nasdaq Global Select Market on the last trading day of the fiscal year.

        Certain of the options as granted have exercise prices denominated in Swiss Francs. The U.S. Dollar exercise price in the table below for such options is based on a Swiss Franc to U.S. Dollar exchange rate on March 31, 2014 of 1 to 1.13.

Outstanding Equity Awards for Non-Employee Directors at Fiscal 2014 Year-End

		Option Awards					Stock Awards
Name	Grant Date (MM/DD/YY)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price / Share ($)		Market Value of Unexercised Options ($)	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel Borel	09/05/13	—	—	—		—	18,400		273,976
	Total	—	—				18,400		273,976
Matthew Bousquette	06/16/05	60,000	—	15.41		—	—		—
	09/10/08	15,000	—	23.29		—	—		—
	09/05/13	—	—	—		—	18,400		273,976
	Total	75,000	—				18,400		273,976
Kee-Lock Chua	06/16/06	15,000	—	19.43		—	—		—
	09/05/13	—	—	—		—	18,400		273,976
	Total	15,000	—				18,400		273,976
Sally Davis	06/20/07	30,000	—	38.92	(3)	—	—		—
	09/05/13	—	—	—		—	18,400		273,976
	Total	30,000	—				18,400		273,976
Didier Hirsch	09/05/12	—	—	—		—	18,132	(5)	269,985
	09/06/13	—	—	—		—	18,400		273,976
	Total	—	—	—		—	36,532		543,961
Neil Hunt	09/05/13	—	—	—		—	18,400		273,976
	Total	—	—				18,400		273,976
Monika Ribar	06/24/04	80,000	—	16.58	(4)	—	—		—
	06/20/07	15,000	—	38.92	(3)	—	—		—
	09/05/13	—	—	—		—	18,400		273,976
	Total	95,000	—				18,400		273,976

(1)
Unless otherwise indicated, the shares subject to these options vest and become exercisable at a rate of 33% per year over three years from the grant date, on each yearly anniversary of the grant date.

(2)
Unless otherwise indicated, the shares subject to these stock awards vest in full on August 31 (approximately one year) following the grant date.

(3)
The exercise price of the option as granted is 34.45 Swiss Francs per share.

(4)
The exercise price of the option as granted (as split-adjusted) is 14.68 Swiss Francs per share.

(5)
Represents a stock award of 27,200 shares, granted to Mr. Hirsch as a new director in 2012, which vests at a rate of 33% per year over 3 years from the grant date, on each yearly anniversary of the grant date.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes the shares that may be issued upon the exercise of options, (including PSOs and PPOs), RSUs, PSUs, and other rights under our employee equity compensation plans as of March 31, 2014. These plans include the 1996 Employee Share Purchase Plan (U.S.) and 2006 Employee Share Purchase Plan (Non-U.S.) (together, the "ESPPs"), 2006 Stock Incentive Plan and 2012 Stock

Inducement Equity Plan. The table also includes shares that may be issued upon the exercise of outstanding options under the 1996 Stock Plan (this plan terminated in 2006).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c ) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)
Equity Compensation Plans Approved by Security Holders	14,130,206	(2)	$17	17,403,075
Equity Compensation Plans Not Approved by Security Holders	1,775,000	(3)	14	—

Total	15,905,206		$17	17,403,075

(1)
The weighted average exercise price is calculated based solely on outstanding options.

(2)
Includes options and rights to acquire shares outstanding under our 1996 Employee Share Purchase Plan (U.S.), 2006 Employee Share Purchase Plan (Non-U.S.), 2006 Stock Incentive Plan and 1996 Stock Plan (which plan terminated in 2006).

(3)
Includes options and rights to acquire shares outstanding under our 2012 Stock Inducement Equity Plan adopted under the Nasdaq rules.

2012 Stock Inducement Equity Plan

        Under the 2012 Stock Inducement Equity Plan, stock options and RSUs may be granted to eligible employees to serve as inducement material to enter into employment with the Company. Awards under the 2012 Stock Inducement Equity Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria, based on individual written employment offer letters. The 2012 Stock Inducement Equity Plan has an expiration date of March 31, 2022. As of March 31, 2014, an aggregate of 1,800,000 shares was reserved for issuance under the 2012 Stock Inducement Equity Plan. As of March 31, 2014, no shares were available for issuance under this plan.

2006 Stock Incentive Plan

        The Logitech International S.A. 2006 Stock Incentive Plan provides for the grant to eligible employees and non-employee members of the Board of Directors of stock options, stock appreciation rights, restricted stock, and restricted stock units. As of March 31, 2014, Logitech has granted stock options (including PSOs), RSUs, and PSUs under the 2006 Stock Incentive Plan and has made no grants of restricted shares or stock appreciation rights. Stock options granted under the 2006 Stock Incentive Plan generally will have terms not exceeding ten years and will be issued at exercise prices not less than the fair market value on the date of grant. Awards under the 2006 Stock Incentive Plan may be conditioned on continued employment, the passage of time, or the satisfaction of performance vesting criteria. As of March 31, 2014, an aggregate of 24.8 million shares is reserved for issuance under the 2006 Stock Incentive Plan. As of March 31, 2014, a total of 9,136,375 shares were available for issuance under this plan.

1996 Stock Plan

        Under the 1996 Stock Plan, Logitech granted options for shares. Options issued under the 1996 Stock Plan generally vest over four years and remain outstanding for periods not to exceed ten years. Options were granted at exercise prices of at least 100% of the fair market value of the shares on the date of grant. Logitech made no grants of restricted shares, stock appreciation rights, or stock units under the 1996 Stock Plan. No further awards will be granted under the 1996 Stock Plan.

        Each option issued under the 1996 Stock Plan entitles the holder to purchase one share of Logitech International S.A. at the exercise price.

Employee Share Purchase Plans

        Logitech maintains two employee share purchase plans, one for employees in the United States and one for employees outside the United States. The plan for employees outside the United States is named the 2006 Employee Share Purchase Plan (Non-U.S.), or 2006 ESPP, and was approved by the Board of Directors in June 2006. The plan for employees in the United States is named the 1996 Employee Share Purchase Plan (U.S.), or 1996 ESPP. The 1996 ESPP was the worldwide plan until the adoption of the 2006 ESPP in June 2006. Under both plans, eligible employees may purchase shares with up to 10% of their earnings at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Purchases under the plans are limited to a fair value of $25,000 in any one year, calculated in accordance with U.S. tax laws. During each offering period, payroll deductions of employee participants are accumulated under the share purchase plan. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. A total of 29 million shares have been reserved for issuance under both the 1996 and 2006 ESPPs. As of March 31, 2014, a total of 8,266,700 shares were available for issuance under these plans.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AS OF SEPTEMBER 30, 2014

        In accordance with the proxy statement rules under U.S. securities laws, the following table shows the number of our shares beneficially owned as of September 30, 2014 by:

  •
  each person or group known by Logitech, based on filings pursuant to Section 13(d) or (g) under the U.S. Securities Exchange Act of 1934 or notifications to the Company under applicable Swiss laws, to own beneficially more than 5% of our outstanding shares as of September 30, 2014;

  •
  each director and each nominee for director;

  •
  the persons named in the Summary Compensation Table in the Compensation Report (the "named executive officers"); and

  •
  all directors and current executive officers as a group.

Beneficial Owner(1)	Number of Shares Owned(2)	Shares that May be Acquired Within 60 Days(3)	Total Beneficial Ownership	Total as a Percentage of Shares Outstanding(4)
5% Shareholders:
Daniel Borel(5)	9,601,343	18,400	9,619,743	5.9%
Directors, not including the Chairman or the CEO:
Daniel Borel(5)	9,601,343	18,400	9,619,743	5.9%
Matthew Bousquette	38,453	93,400	131,853	*
Erh-Hsun Chang(6)	18,579	—	18,579	*
Kee-Lock Chua	69,972	33,400	103,372	*
Sally Davis	67,103	48,400	115,503	*
Neil Hunt	29,433	18,400	47,833	*
Monika Ribar	43,245	33,400	76,645	*
Didier Hirsch	6,228	27,468	33,696	*
Named Executive Officers
Guerrino De Luca	167,679	505,000	672,679	*
Bracken P. Darrell	114,513	650,000	764,513	*
Vincent Pilette	165,806	253,333	419,139	*
Marcel Stolk	30,727	—	30,727	*
L. Joseph Sullivan	52,515	250,750	303,265	*
Erik K. Bardman(7)	—	—	—	*
Michael Doktorczyk(8)	19,173	4,375	23,548	*
Current Directors and Executive Officers, as a Group(13)	10,405,596	1,931,951	12,337,547	7.6%

*
Less than 1%

(1)
Unless otherwise indicated, the address for each beneficial owner listed in this table is c/o Logitech International S.A., Rue du Sablon 2-4 Morges, Switzerland / 7600 Gateway Boulevard, Newark, California 94560.

(2)
To Logitech's knowledge, except as otherwise noted in the footnotes to this table, each director and executive officer has sole voting and investment power over the shares reported as beneficially owned in accordance with SEC rules, subject to community property laws where applicable.

(3)
Includes shares represented by vested, unexercised options as of September 30, 2014 and options and restricted stock units that are expected to vest within 60 days after September 30, 2014. These shares are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options or restricted stock units, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For Ms. Davis, Ms. Ribar and Messrs. Borel, Bousquette, Chua and Hunt, 18,400 of the shares that they may acquire within 60 days vested on August 31, 2014 but will not settle until the Company is current on its periodic reports required to be filed with the SEC, at which time such shares will also be subject to a net issuance to cover withholding taxes. For Mr. Hirsch, 27,468 of the shares that he may acquire within 60 days vested on August 31, 2014 but will not settle until the Company is current on its periodic reports required to be filed with the SEC, at which time such shares will also be subject to a net issuance to cover withholding taxes. For Mr. Pilette, 253,333 of the shares that he may acquire within 60 days vested on September 15, 2014 but will not settle until the Company is current on its periodic reports required to be filed with the SEC, at which time such shares will also be subject to a net issuance to cover withholding taxes. For Mr. Sullivan, 4,500 of the shares that he may acquire within 60 days will vest on November 15, 2014, at which time such shares will also be subject to a net issuance to cover withholding taxes. For Mr. Doktorczyk, 4,375 of the shares that he may acquire within 60 days vested on August 15, 2014 but will not settle until the Company is current on its periodic reports required to be filed with the SEC, at which time such shares will also be subject to a net issuance to cover withholding taxes.

(4)
Based on 163,259,279 shares outstanding on September 30, 2014 (173,106,620 shares outstanding less 9,847,341 treasury shares outstanding).

(5)
The number of shares held by Mr. Borel includes (a) 53,000 shares held by a charitable foundation, of which Mr. Borel and other members of his family are board members and (b) 6,500 shares held by Mr. Borel's spouse. As of September 30, 2014, Mr. Borel's indicated sole investment and voting power with respect to 9,541,843 shares, shared investment power with respect to 59,500 shares and shared voting power with respect to 53,000 shares.

(6)
Mr. Chang did not stand for re-election as a director at the Annual General Meeting in September 2013.

(7)
Mr. Bardman resigned as an executive officer of the Company effective as of April 26, 2013.

(8)
Mr. Doktorczyk served as interim Principle Financial Officer and Principle Accounting officer from May 29, 2013 until September 3, 2013, Mr. Doktorczyk was the Company's Vice President of Finance and Corporate Controller throughout the fiscal year 2014, but he was not an executive officer.

Share Ownership Guidelines

        Members of the Board of Directors and executive officers and other officers who report directly to the Chief Executive Officer or President are subject to share ownership guidelines.

        Directors are required to own Logitech shares with a market value equal to 3 times the annual Board retainer under guidelines adopted by the Board in June 2006 and revised in June 2013. Directors are required to achieve this ownership within five years of joining the Board, or, in the case of directors serving at the time the guidelines were originally adopted, within five years of the effective date of adoption of the guidelines. The guidelines will be adjusted to reflect any capital adjustments, and will be re-evaluated by the Board from time to time. As of July 31, 2014, each director had either satisfied these ownership guidelines or had time remaining to do so.

        The Compensation Committee adopted share ownership guidelines for executive officers and other officers who report directly to the Chief Executive Officer or President effective September 2008 and revised in September 2013. These guidelines now apply to executive officers and other officers who report directly to the Chief Executive Officer. These guidelines require:

  •
  the Chief Executive Officer to hold a number of Logitech shares with a market value equal to 5 times his annual base salary;

  •
  the Chief Financial Officer to hold a number of Logitech shares with a market value equal to 3 time his annual base salary;

  •
  executive officers, other than the Chief Executive Officer and Chief Financial Officer, to hold a number of Logitech shares with a market value equal to 2 times their respective annual base salaries; and

  •
  remaining officers who report directly to the Chief Executive Officer to hold a number of Logitech shares with a market value equal to their respective annual base salaries.

Officers subject to the guidelines are required to achieve the guideline within five years of being appointed to the position making them subject to the guideline, or, in the case of such officers serving at the time the guidelines were originally adopted, within five years of the effective date of adoption of the guidelines. The guidelines will be adjusted to reflect any capital adjustments, and will be re-evaluated by the Compensation

Committee from time to time. Up to 50% of the guideline may be met through the net value of vested, unexercised stock options. If the guideline is not met within five years, the Chief Executive Officer must hold 100% of his after-tax shares resulting from option exercises or other equity incentive awards until the guideline is reached, and all other executive officers and Chief Executive Officer direct reports must hold at least 50% of the net shares resulting from option exercises or other equity incentive awards until the guideline is reached. In addition, if the guideline is not met, the officer will have 50% of the after-tax value of any earned bonuses under the Leadership Team Bonus Program paid in fully vested Logitech shares. This provision was enforced for two officers in connection with the fiscal year 2014 bonuses. As of September 30, 2014, twelve of the thirteen executive officers and other officers who report directly to Chief Executive Officer had either satisfied these ownership guidelines or had time remaining to do so.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy and Procedures

Our Policies

        It is our policy that all employees must not engage in any activities which could conflict with Logitech's business interests, which could adversely affect its reputation or which could interfere with the fulfillment of the responsibilities of the employee's job, which at all times must be performed in the best interests of Logitech. In addition, Logitech employees may not use their position with Logitech, or Logitech's information or assets, for their personal gain or for the improper benefit of others. These policies are included in our Conflict of Interest and Business Ethics Policy, which covers our directors, executive officers and other employees. If in a particular circumstance the Board concludes that there is or may be a perceived conflict of interest, the Board will instruct our Legal department to work with our relevant business units to determine if there is a conflict of interest. Any waivers to these conflict rules with regard to a director or executive officer require the prior approval of the Audit Committee.

Nasdaq Rules and Swiss Best Corporate Governance Practices

        Nasdaq rules defining "independent" director status also govern conflict of interest situations, as do Swiss best corporate governance principles published by economiesuisse, a leading Swiss business organization. As discussed above, the Board of Directors has determined that each of our directors and nominee to be a director, other than Mr. Borel, Mr. Darrell and Mr. De Luca, qualifies as "independent" in accordance with the Nasdaq rules. The Nasdaq rules include a series of objective tests that would not allow a director to be considered independent if the director has or has had certain employment, business or family relationships with the company. The Nasdaq independence definition also includes a requirement that the Board review the relations between each independent director and the company on a subjective basis. In accordance with that review, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

SEC Rules

        In addition to the Logitech and Nasdaq policies and rules described above, the SEC has specific disclosure requirements covering certain types of transactions involving Logitech and a director or executive officer or persons and entities affiliated with them. Since April 1, 2013, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed US $120,000 and in which any current director, director nominee, executive officer, holder of more than 5% of our shares, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest. We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by Swiss and California law.

        None of the following persons has been indebted to Logitech or its subsidiaries at any time since the beginning of fiscal year 2014: any of our directors or executive officers; any nominee for election as a director; any member of the immediate family of any of our directors, executive officers or nominees for director; any corporation or organization of which any of our directors, executive officers or nominees is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities (except trade debt entered into in the ordinary course of business); and any trust or other estate in which any of the directors, executive officers or nominees for director has a substantial beneficial interest or for which such person serves as a trustee or in a similar capacity.

Board of Directors Independence

        The Board of Directors has determined that each of our directors and director nominees, other than Daniel Borel, Bracken Darrell and Guerrino De Luca, qualifies as independent in accordance with the published listing requirements of the Nasdaq Stock Market and Swiss corporate governance best practices guidelines. The Company's independent directors and director nominees include Matthew Bousquette, Kee-Lock Chua, Sally Davis, Didier Hirsch, Neil Hunt, Dimitri Panayotopoulos and Monika Ribar. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to Logitech and Logitech's management.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

        In addition to the audit services PwC provides with respect to Logitech's annual audited consolidated financial statements and other filings with the Securities and Exchange Commission, PwC has provided non-audit services to Logitech in the past and may provide them in the future. Non-audit services are services other than those provided in connection with an audit or a review of Logitech's financial statements. The Audit Committee of the Board of Directors determined that the rendering of non-audit services by PwC was compatible with maintaining their independence.

        The following table sets forth the aggregate fees billed to us for the audit and other services provided by PwC during the fiscal years ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Audit fees(1)	$7,031	$3,143
Audit-related fees(2)	—	5
Tax fees(3)	342	502
All other fees(4)	19	17

Total	$7,392	$3,667

(1)
Audit fees.    This category represent fees for professional services provided in connection with the audit of our financial statements, the audit of our internal control over financial reporting, and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees incurred for professional services rendered in connection with the Audit Committee's independent investigation into certain accounting and financial reporting matters in the fiscal year ended March 31, 2014.

(2)
Audit-related fees.    This category represents consultation on issues such as acquisition accounting, due diligence services in connection with acquisitions, review and testing of the impact of new accounting pronouncements, and other topics.

(3)
Tax fees.    This category represents fees for tax compliance, assistance with tax audits, tax advice and tax planning.

(4)
All other fees.    This category primarily represents fees for government grant audits and database licenses.

Pre-Approval Procedures and Policies

        The Audit Committee pre-approves all audit and non-audit services provided by PwC. This pre-approval must occur before the auditor is engaged. The Audit Committee pre-approves categories of non-audit services and a target fee associated with each category. Usage of PwC fees against the target is presented to the Audit Committee at each in-person quarterly meeting, with additional amounts requested as needed. Services that last longer than a year must be re-approved by the Audit Committee.

        The Audit Committee can delegate the pre-approval ability to a single independent member of the Audit Committee. The delegate must communicate all services approved at the next scheduled Audit Committee meeting. The Audit Committee or its delegate can pre-approve types of services to be performed by PwC with a set dollar limit per type of service. The Vice President, Corporate Controller is responsible for ensuring that the work performed is within the scope and dollar limit as approved by the Audit Committee. Management must report to the Audit Committee the status of each project or service provided by PwC.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements and Supplementary Data

    Financial Statements:

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations—Years Ended March 31, 2014, 2013 (revised) and 2012 (restated)

    Consolidated Statements of Comprehensive Income (Loss)—Years Ended March 31, 2014, 2013 (revised) and 2012 (restated)

    Consolidated Balance Sheets—March 31, 2014 and 2013 (revised)

    Consolidated Statements of Cash Flows—Years Ended March 31, 2014, 2013 (revised) and 2012 (restated)

    Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2014, 2013 (revised) and 2012 (restated)

    Notes to Consolidated Financial Statements (restated)

    Supplementary Data:

    Unaudited Quarterly Financial Data (revised, except for the three months ended June 30, 2011(restated) and three months ended March 31, 2014)

  2.
  Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/09	2.1

3.1		Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/08/10	3.1

3.2		Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	06/01/09	3.2

10.1	**	1996 Stock Plan, as amended	S-8	333-100854	05/27/03	4.2

10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009	8-K	0-29174	09/03/09	10.2

10.3	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	06/01/09	10.3

10.4	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/04/08	10.1

10.5	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	07/23/13	App. A

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.6	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	07/23/13	App. B

10.7	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	05/21/03	4.1

10.8	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	05/21/03	4.2

10.9	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	07/23/13	App. C

10.10	**	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.1

10.11	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/09/08	10.4

10.12	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	05/30/08	10.10

10.13	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca	8-K	0-29174	12/09/08	10.5

10.14	**	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan	8-K	0-29174	12/09/08	10.2

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.15	**	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer	10-K	0-29174	05/30/08	10.12

10.16	**	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid	10-K	0-29174	06/01/09	10.16

10.17	**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.1

10.18	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.2

10.19	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.3

10.20	**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/04/09	10.4

10.21	**	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008	10-Q	0-29174	11/04/09	10.14.1

10.22	**	Lifesize Communications, Inc. 2003 Stock Option Plan	S-8	333-163933	12/22/09	10.1

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.23	**	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman	8-K	0-29174	09/22/09	10.1

10.24	**	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse	8-K	0-29174	03/24/11	10.1

10.25	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	05/27/11	10.28

10.26		Senior revolving credit facility agreement dated December 31, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AGas Arranger and Agent	8-K	0-29174	01/04/12	10.1

10.27	**	Offer letter dated March 13, 2012 between Logitech Inc. and Bracken Darrell	8-K	0-29174	03/15/12	10.1

10.28	**	2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.1

10.29	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.2

10.30	**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	04/13/12	10.3

10.31	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 5, 2012	DEFA14A	0-29174	08/10/12	App. A

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.32		Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	02/05/13	10.1

10.33		Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.2

10.34		Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	02/05/13	10.3

10.35	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	05/30/13	10.39

10.36		Waiver and Amendment Agreement, dated June 13, 2013, to the senior revolving credit facility agreement among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AG as Arranger and Agent.	10-Q	0-29174	08/07/13	10.1

10.37		Offer Letter between Logitech Inc. and Vincent Pilette dated September 3, 2013.	8-K	0-29174	09/06/13	10.1

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.38		Form of restricted stock unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/05/13	10.2

10.39		Form of performance share unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/05/13	10.3

10.40		Form of restricted stock unit agreement for grant to Guerrino De Luca on October 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/05/13	10.4

21.1		List of subsidiaries of Logitech International S.A.					X

23.1		Consent of Independent Registered Public Accounting Firm					X

24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report of Form 10-K)					X

31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.SCH	XBRLTaxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN P. DARRELL Bracken P. Darrell President and Chief Executive Officer
/s/ VINCENT PILETTE Vincent Pilette Chief Financial Officer

November 13, 2014

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bracken P. Darrell and Vincent Pilette, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	November 13, 2014
/s/ BRACKEN P. DARRELL Bracken P. Darrell	President and Chief Executive Officer	November 13, 2014
/s/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 13, 2014
/s/ DANIEL BOREL Daniel Borel	Director	November 13, 2014
/s/ MATTHEW BOUSQUETTE Matthew Bousquette	Director	November 13, 2014
/s/ KEE-LOCK CHUA Kee-Lock Chua	Director	November 13, 2014
/s/ SALLY DAVIS Sally Davis	Director	November 13, 2014
/s/ DIDIER HIRSCH Didier Hirsch	Director	November 13, 2014

Signature	Title	Date

/s/ NEIL HUNT Neil Hunt	Director	November 13, 2014
/s/ MONIKA RIBAR Monika Ribar	Director	November 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Logitech International S.A.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the following existed as of that date:

  •
  The Company did not maintain an effective control environment as former finance management exercised bad judgment and failed to provide effective oversight, which resulted in ineffective information and communication, whereby certain of the Company's finance personnel did not adequately document and communicate accounting issues across the organization, including to the Company's independent registered public accounting firm. Additionally, there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect conclusions in the application of generally accepted accounting principles;

  •
  The Company did not design and maintain effective controls related to developing an appropriate methodology to accrue the costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual;

  •
  The Company did not design and maintain effective controls to consider all relevant information and document the underlying assumptions in their assessment of the valuation of finished goods, work in process and components inventory, including non-cancelable orders for such inventory, related to their now discontinued Revue product; and

  •
  The Company did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the consolidated financial statements.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2012 consolidated financial statements to correct a misstatement.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 13, 2014

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Net sales	$2,128,713	$2,099,277	$2,316,203
Cost of goods sold	1,400,844	1,389,643	1,508,670

Gross profit	727,869	709,634	807,533

Operating expenses:
Marketing and selling	379,747	431,886	422,116
Research and development	139,385	155,012	162,159
General and administrative	118,940	114,381	109,260
Impairment of goodwill and other assets	—	216,688	—
Restructuring charges	13,811	43,704	—

Total operating expenses	651,883	961,671	693,535

Operating income (loss)	75,986	(252,037)	113,998
Interest income (expense), net	(397)	907	2,674
Other income (expense), net	1,993	(2,198)	7,655

Income (loss) before income taxes	77,582	(253,328)	124,327
Provision for (benefit from) income taxes	3,278	(25,810)	20,090

Net income (loss)	$74,304	$(227,518)	$104,237

Net income (loss) per share:
Basic	$0.46	$(1.44)	$0.60

Diluted	$0.46	$(1.44)	$0.59

Shares used to compute net income (loss) per share :
Basic	160,619	158,468	174,648

Diluted	162,526	158,468	175,591

Cash dividends per share	$0.22	$0.85	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Net income (loss)	$74,304	$(227,518)	$104,237
Other comprehensive income (loss):
Foreign currency translation gain (loss):
Foreign currency translation gain (loss)	2,119	(6,381)	(8,232)
Reclass of foreign currency translation loss included in other income, net	665	—	—
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of taxes	5,551	3,873	(11,549)
Reclass of amortization included in operating expenses	2,017	3,633	260
Hedging gain (loss):
Unrealized hedging gain (loss)	(3,497)	(1,190)	3,337
Reclass of hedging gain (loss) included in cost of goods sold	2,472	1,756	(421)
Net change in unrealized investment loss:
Net unrealized loss on investments for the period	—	—	(342)
Reclass of investment loss included in other income (expense), net	—	(343)	(483)

Other comprehensive income (loss):	9,327	1,348	(17,430)

Total comprehensive income (loss)	$83,631	$(226,170)	$86,807

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2014	2013
		As Revised
Assets
Current assets:
Cash and cash equivalents	$469,412	$333,824
Accounts receivable, net	182,029	178,959
Inventories	222,402	262,644
Other current assets	59,157	60,377
Assets held for sale	—	10,960

Total current assets	933,000	846,764
Non-current assets:
Property, plant and equipment, net	88,391	93,721
Goodwill	345,010	341,357
Other intangible assets	10,529	26,024
Other assets	74,460	74,467

Total assets	$1,451,390	$1,382,333

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$242,815	$265,405
Accrued and other current liabilities	211,972	193,084
Liabilities held for sale	—	3,202

Total current liabilities	454,787	461,691
Non-current liabilities:
Income taxes payable	93,126	98,827
Other non-current liabilities	99,349	99,862

Total liabilities	647,262	660,380
Commitments and contingencies (note 12)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares—173,106 at March 31, 2014 and March 31, 2013
Conditionally authorized shares—50,000 at March 31, 2014 and March 31, 2013
Additional paid-in capital	—	—
Less shares in treasury, at cost—10,206 at March 31, 2014 and 13,855 at March 31, 2013	(116,510)	(179,990)
Retained earnings	976,292	966,924
Accumulated other comprehensive loss	(85,802)	(95,129)

Total shareholders' equity	804,128	721,953

Total liabilities and shareholders' equity	$1,451,390	$1,382,333

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended March 31,
	2014	2013	2012
		As Revised	As Restated
Cash flows from operating activities:
Net income (loss)	$74,304	$(227,518)	$104,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,967	51,766	52,277
Amortization of other intangible assets	17,771	23,571	27,198
Share-based compensation expense	25,546	25,198	31,529
Impairment of goodwill and other assets	—	216,688	—
Impairment of investments	624	3,600	—
Loss (gain) on disposal of property, plant and equipment	4,411	2,007	(6,533)
Gain on sale of securities	—	(831)	(6,109)
Excess tax benefits from share-based compensation	(2,246)	(26)	(37)
Deferred income taxes and other	(4,828)	(3,209)	(2,249)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(219)	45,273	29,279
Inventories	49,471	23,109	(33,277)
Other assets	(1,388)	5,381	(2,570)
Accounts payable	(21,322)	(33,406)	3,327
Accrued and other liabilities	14,330	(9,214)	5,462

Net cash provided by operating activities	205,421	122,389	202,534

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,658)	(54,487)	(54,199)
Investment in privately held companies	(300)	(4,420)	—
Acquisitions, net of cash acquired	(650)	—	(18,814)
Proceeds from sales of available-for-sale securities	—	917	6,550
Proceeds from return of investment from strategic investments	261	—	—
Proceeds from sales of property and plant	—	—	8,967
Purchase of trading investments	(8,450)	(4,196)	(7,505)
Proceeds from sales of trading investments	8,994	4,463	7,399

Net cash used in investing activities	(46,803)	(57,723)	(57,602)

Cash flows from financing activities:
Payment of cash dividends	(36,123)	(133,462)	—
Purchases of treasury shares	—	(87,812)	(156,036)
Proceeds from sales of shares upon exercise of options and purchase rights	16,914	15,982	17,591
Tax withholdings related to net share settlements of restricted stock units	(5,718)	(2,375)	(966)
Excess tax benefits from share-based compensation	2,246	26	37

Net cash used in financing activities	(22,681)	(207,641)	(139,374)

Effect of exchange rate changes on cash and cash equivalents	(349)	(1,571)	(5,119)

Net increase (decrease) in cash and cash equivalents	135,588	(144,546)	439

Cash and cash equivalents at beginning of period	333,824	478,370	477,931

Cash and cash equivalents at end of period	$469,412	$333,824	$478,370

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,204	$4,828	$5,454
Supplemental cash flow information:
Interest paid	$1,080	$1,293	$110
Income taxes paid, net	$9,189	$14,108	$14,422

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Registered shares			Treasury shares			Accumulated other comprehensive loss
			Additional paid-in capital			Retained earnings
	Shares	Amount		Shares	Amount			Total
			As Revised		As Revised	As Restated	As Revised	As Restated
March 31, 2011 (As Reported)	191,606	$33,370	$—	12,433	$(264,019)	$1,488,929	$(78,518)	$1,179,762

Adjustment to opening shareholders' equity, net of tax	—	—	—	—	—	(21,359)	(529)	(21,888)

March 31, 2011 (As Restated)	191,606	$33,370	$—	12,433	$(264,019)	$1,467,570	$(79,047)	$1,157,874

Total comprehensive income (loss)	—	—	—	—	—	104,237	(17,430)	86,807
Purchase of treasury shares	—	—	—	17,509	(156,036)	—	—	(156,036)
Tax effects from share-based awards	—	—	(4,991)	—	—	—	—	(4,991)
Sale of shares upon exercise of options and purchase rights	—	—	(17,055)	(2,442)	67,754	(33,080)	—	17,619
Issuance of shares upon vesting of restricted stock units	—	—	(9,237)	(327)	8,472	—	—	(765)
Share-based compensation expense	—	—	31,283	—	—	—	—	31,283

March 31, 2012 (As Restated)	191,606	$33,370	$—	27,173	$(343,829)	$1,538,727	$(96,477)	$1,131,791

Total comprehensive income (loss)	—	—	—	—	—	(227,518)	1,348	(226,170)
Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax effects from share-based awards	—	—	(1,178)	—	—	—	—	(1,178)
Sale of shares upon exercise of options and purchase rights	—	—	(2,326)	(2,604)	61,653	(43,331)	—	15,996
Issuance of shares upon vesting of restricted stock units	—	—	(21,341)	(814)	19,284	—	—	(2,057)
Share-based compensation expense	—	—	24,845	—	—	—	—	24,845
Cash dividends	—	—	—	—	—	(133,462)	—	(133,462)
Cancellation of treasury shares	(18,500)	(3,222)	—	(18,500)	170,714	(167,492)	—	—

March 31, 2013 (As Revised)	173,106	$30,148	$—	13,855	$(179,990)	$966,924	$(95,129)	$721,953

Total comprehensive income	—	—	—	—	—	74,304	9,327	83,631
Purchase of treasury shares	—	—	—	—	—	—	—	—
Tax effects from share-based awards	—	—	(2,046)	—	—	—	—	(2,046)
Sale of shares upon exercise of options and purchase rights	—	—	339	(2,601)	45,388	(28,813)	—	16,914
Issuance of shares upon vesting of restricted stock units	—	—	(23,810)	(1,048)	18,092	—	—	(5,718)
Share-based compensation expense	—	—	25,517	—	—	—	—	25,517
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)

March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128

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

        The Company has two operating segments, peripherals and video conferencing. Logitech's peripherals segment encompasses the design, manufacturing and marketing of peripherals for personal computers ("PCs"), tablets and other digital platforms. The Company's video conferencing segment offers scalable high-definition ("HD") video communications endpoints, HD video conferencing systems with integrated monitors, video bridges and other infrastructure software and hardware to support large-scale video deployments, and services to support these products.

        The Company sells its peripherals products to a network of distributors, retailers and original equipment manufacturers ("OEMs"). The Company sells its video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. The large majority of the Company's net sales have historically been derived from peripherals products for use by consumers.

        Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in Americas, Europe, Middle East, Africa ("EMEA") and Asia Pacific. Shares of Logitech International S.A. are listed on both the Nasdaq Global Select Market under the trading symbol LOGI and the SIX Swiss Exchange under the trading symbol LOGN.

Note 2—Restatement and Revision of Previously Issued Consolidated Financial Statements

        As the Company announced on May 21, 2014, the Audit Committee, with the assistance of independent advisors, began an independent investigation of certain accounting matters related to the Company's previously issued financial statements.

        On September 3, 2014, the Company announced that, in connection with this investigation, the Audit Committee, on the recommendation of management, concluded that the Company's previously issued financial statements for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012 could no longer be relied on due to an accounting misstatement for inventory valuation reserves for Logitech's now-discontinued Revue product. As a result, the Company recorded an adjustment to increase cost of goods sold and to increase inventory valuation reserves and the accrual for supplier liability for components related to the Company's now discontinued Revue product by $30.7 million during fiscal year ended March 31, 2011, with a corresponding decrease to cost of goods sold in fiscal year ended March 31, 2012. As a result, net income and net income per share for fiscal year ended March 31, 2011 was reduced by $30.7 million and $0.17 per share, respectively, with a corresponding increase in fiscal year ended March 31, 2012. In conjunction with recording of the adjustments related to this restatement, the Company recorded other immaterial corrections to the consolidated financial statements included in this Form 10-K for the fiscal years ended March 31, 2013 and 2012.

        The Audit Committee has completed its independent investigation and found that, in connection with its quarterly close processes, up until June 2013, the Company's finance organization would compile lists of financial items, which included significant accounting entries recorded during the quarter, late accounting

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

entries, disclosure items and certain other items with potential accounting implications. The lists used to track these financial items appear to have been primarily shared within certain parts of the Company's finance organization and were not shared with the Company's independent registered public accounting firm. Typically, there were between approximately thirty to fifty items per quarter on these lists and there were multiple versions of these lists per quarter, as items were added, removed and changed. Some of the items on the list were discussed with the Company's independent registered public accounting firm while others were not.

        As part of the independent investigation, the Company determined that nine historical items from these lists during a five year period should have been recorded in an earlier period or a different amount should have been recorded. The largest item relates to the now-discontinued Revue product and is the cause for the restatement. Two items—the warranty accrual and the amortization of certain intangible assets—were on the lists in prior periods and were not addressed in a timely manner before the Company corrected them in its revised Form 10-K/A filed on August 7, 2013. Certain former finance employees signed the May 30, 2013 management representation letter to the Company's independent registered public accounting firm without disclosing these issues and, as a result, the management representation letter was inaccurate on this point. Six items are not material individually or in aggregate to any of the annual or interim periods reported but are nevertheless being corrected in these restated consolidated financial statements.

        There are two elements to the restatement related to the Revue product: (1) a lower of cost or market ("LCM") charge based on the net realizable value of finished goods and work in process on-hand inventory and non-cancelable orders for such inventory, and (2) an excess and obsolescence charge for non-cancelable orders for inventory components. The Audit Committee found that certain former members of the finance organization had information that was not considered, that showed a future loss that was estimable and probable before the filing of the Form 10-K on May 27, 2011 and that such loss was not recorded in the Company's fiscal year 2011 financial statements. Certain former members of the finance organization erroneously accounted for the LCM charge in fiscal year 2011 based on the current price or on price reductions approved by management instead of considering available contemporaneous evidence of anticipated future price reductions and losses which were estimable and probable at the time. In addition, the Audit Committee found that a management representation letter dated May 27, 2011 to the Company's independent registered public accounting firm incorrectly stated that probable future pricing adjustments were considered in the LCM calculation. With respect to the Revue components, certain former members of the finance organization did not consider all available information and therefore did not record a charge in the fourth quarter of fiscal year 2011 for non-cancelable orders related to components considered excess and obsolete. The analysis erroneously assumed the components would be manufactured into finished goods, though there was information available that showed that the components would not be manufactured into finished goods. This information was not reflected in the Company's accounting or provided to the Company's independent registered public accounting firm. The Audit Committee found that the Company did not have an adequate basis for the historical accounting treatment of the components in the fourth quarter of fiscal year 2011.

        The restated and revised financial statements included the following adjustments:

  (1)
  Inventory Valuation Reserve—As described above, the Company determined that there was a material accounting misstatement for Logitech's now-discontinued Revue product in fiscal years

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

    2012 and 2011. As a result, the Company recorded an adjustment to increase cost of goods sold, and to increase inventory valuation reserves and supplier liability for components related to the Company's now discontinued Revue product by $30.7 million during fiscal year ended March 31, 2011, with a corresponding decrease to cost of goods sold during fiscal year ended March 31, 2012.

  (2)
  Property Plant and Equipment Capitalization Threshold Convention—Historically, the Company's practice was to apply an accounting convention to immediately expense the entire purchase price of all property and equipment that cost less than certain dollar thresholds instead of capitalizing and depreciating such property and equipment over its useful life. The Company determined that the thresholds utilized were incorrect and resulted in a cumulative understatement of net income and retained earnings through March 31, 2011 of $8.3 million, which the company corrected through an increase to opening retained earnings as of that date. The impact of the correction also resulted in a decrease in cost of goods sold and operating expense and increase in operating income of $0.1 million in fiscal year 2012 and an increase in cost of goods sold and operating expense and increase in operating loss of $1.3 million in fiscal year 2013.

  (3)
  Settlement Accrual—The Company determined that it incorrectly recorded a release of a legal settlement accrual of $1.3 million in fiscal year 2012 instead of correctly in fiscal year 2011 as the contingency was resolved before the Annual Report Form 10-K of fiscal year 2011 was issued. The impact of this adjustment was an increase in operating income by $1.3 million in fiscal year 2011 and a corresponding decrease of operating income for the same amount in fiscal year 2012.

  (4)
  Other Adjustments—The Company is also correcting a number of other immaterial errors which were previously recorded in prior periods as out-of-period adjustments and are now being revised to report them in the correct period as well as to correct other immaterial errors that were previously uncorrected. Among the corrections, the Company is correcting its accrual for worker compensation, liability for certain of its defined benefit pension plans, balance sheet reclassifications, cash flow reclassifications and tax impact of the above adjustments.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

        The following table presents the impact of correcting adjustments on the Company's previously-reported consolidated statements of operations for fiscal years 2013 and 2012 (in thousands):

	Year ended March 31, 2013				Year ended March 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Restated
Net sales	$2,099,883	$(606	)(4)	$2,099,277	$2,316,203	$—		$2,316,203
Cost of goods sold	1,389,726	—		1,389,643	1,537,921	(30,730	)(1)	1,508,670
		408	(2)			(25	)(2)
		—				1,294	(3)
		(491	)(4)			210	(4)

Gross profit	710,157	(523)		709,634	778,282	29,251		807,533

Operating expenses:
Marketing and selling	431,598	396	(2)	431,886	423,854	(24	)(2)	422,116
		(108	)(4)			(1,714	)(4)
Research and development	154,207	324	(2)	155,012	162,711	(20	)(2)	162,159
		481	(4)			(532	)(4)
General and administrative	113,824	214	(2)	114,381	109,456	(13	)(2)	109,260
		343	(4)			(183	)(4)
Impairment of goodwill and other assets	216,688	—		216,688	—	—		—
Restructuring charges	43,704	—		43,704	—	—		—

Total operating expenses	960,021	1,650		961,671	696,021	(2,486)		693,535

Operating income (loss)	(249,864)	(2,173)		(252,037)	82,261	31,737		113,998
Interest income, net	907	—		907	2,674	—		2,674
Other income (expense), net	(2,198)	—		(2,198)	7,655	—		7,655

Income (loss) before income taxes	(251,155)	(2,173)		(253,328)	92,590	31,737		124,327
Provision for (benefit from) income taxes	(25,588)	(222	)(4)	(25,810)	19,819	271	(4)	20,090

Net income (loss)	$(225,567)	$(1,951)		$(227,518)	$72,771	$31,466		$104,237

Net income (loss) per share:
Basic	$(1.42)	$(0.02)		$(1.44)	$0.42	$0.18		$0.60
Diluted	$(1.42)	$(0.02)		$(1.44)	$0.41	$0.18		$0.59
Shares used to compute net income (loss) per share:
Basic	158,468	—		158,468	174,648	—		174,648
Diluted	158,468	—		158,468	175,591	—		175,591
Cash dividend per share	$0.85	$—		$0.85	$—	$—		$—

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2— Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

Consolidated Statements of Comprehensive Income (Loss)

        The following table presents the impact of correcting adjustments on the Company's previously-reported consolidated statements of comprehensive income (loss) for fiscal years 2013 and 2012 (in thousands):

	Year ended March 31, 2013				Year ended March 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Restated
Net income (loss)	$(225,567)	$—		$(227,518)	$72,771	$30,730	(1)	$104,237
		(1,342	)(2)			82	(2)
		—				(1,294	)(3)
		(609	)(4)			1,948	(4)
Other comprehensive income:
Foreign currency translation loss:
Foreign currency translation loss	(6,333)	(48	)(4)	(6,381)	(8,213)	(19	)(4)	(8,232)
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of taxes	4,794	(921	)(4)	3,873	(11,564)	15	(4)	(11,549)
Reclass of amortization included in operating expenses	4,252	(619	)(4)	3,633	275	(15	)(4)	260
Hedging gain (loss):
Unrealized hedging gain (loss)	(1,190)	—		(1,190)	3,337	—		3,337
Reclass of hedging loss (gain) included in cost of goods sold	1,756	—		1,756	(421)	—		(421)
Net change in unrealized investment loss:
Net unrealized loss on investments for the period	—	—		—	(342)	—		(342)
Reclass of investment gain included in other income (expense), net	(343)	—		(343)	(483)	—		(483)

Other comprehensive income (loss):	2,936	(1,588)		1,348	(17,411)	(19)		(17,430)

Total comprehensive income (loss)	$(222,631)	$(3,539)		$(226,170)	$55,360	$31,447		$86,807

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2— Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

Consolidated Balance Sheet

        The following table presents the impact of correcting adjustments on the Company's previously-reported consolidated balance sheet as of March 31, 2013 (in thousands):

	March 31, 2013
	As Reported	Adjustments		As Revised
ASSETS
Current assets:
Cash and cash equivalents	$333,824	$—		$333,824
Accounts receivable, net	179,565	(606	)(4)	178,959
Inventories	261,083	1,561	(4)	262,644
Other current assets	58,103	2,274	(4)	60,377
Asset held for sale	10,960	—		10,960

Total current assets	843,535	3,229		846,764
Non-recurring assets:
Property, plant and equipment, net	87,649	7,034	(2)	93,721
		(962	)(4)
Goodwill	341,357	—		341,357
Other intangible assets	26,024	—		26,024
Other assets	75,098	(631	)(4)	74,467

Total assets	$1,373,663	$8,670		$1,382,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$265,995	(590	)(4)	265,405
Accrued and other current liabilities	192,774	310	(4)	193,084
Liabilities held for sale	3,202	—		3,202

Total current liabilities	461,971	(280)		461,691
Non-current liabilities:
Income taxes payable	98,827	—		98,827
Other non-current liabilities	97,055	2,807	(4)	99,862

Total liabilities	$657,853	$2,527		$660,380

Commitments and contingencies
Shareholders' equity:
Registered shares, CHF 0.25 par value: Issued and authorized shares—173,106 at March 31, 2013 Conditionally authorized shares—50,000 at March 31, 2013	$30,148	—		30,148
Additional paid-in capital	—	—		—
Less: shares in treasury, at cost—13,855 at March 31, 2013	(177,847)	(2,143	)(4)	(179,990)
Retained earnings	956,502	7,034	(2)	966,924
		3,388	(4)
Accumulated other comprehensive loss	(92,993)	(2,136	)(4)	(95,129)

Total shareholders' equity	715,810	6,143		721,953

Total liabilities and shareholders' equity	$1,373,663	$8,670		$1,382,333

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2— Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

        The following table presents the impact of correcting adjustments on the Company's previously-reported consolidated statements of cash flows for fiscal years 2013 and 2012 (in thousands):

	Year ended March 31, 2013				Year ended March 31, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$(225,567)	$—		$(227,518)	$72,771	$30,730	(1)	$104,237
		(1,342	)(2)			82	(2)
		—				(1,294	)(3)
		(609	)(4)			1,948	(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,419	6,589	(2)	51,766	45,968	6,310	(2)	52,277
		758	(4)			(1	)(4)
Amortization of other intangible assets	23,571	—		23,571	27,198	—		27,198
Share-based compensation expense	25,198	—		25,198	31,529	—		31,529
Impairment of goodwill and other assets	216,688	—		216,688	—	—		—
Impairment of investments	3,600	—		3,600	—	—		—
Loss (gain) on disposal of property, plant and equipment	—	2,007	(4)	2,007	(8,967)	2,434	(4)	(6,533)
Gain on sales of available-for-sale securities	(831)	—		(831)	(6,109)	—		(6,109)
Inventory valuation adjustment	—	—		—	34,074	(34,074	)(1)	—
Excess tax benefits from share-based compensation	(26)	—		(26)	(37)	—		(37)
Deferred income taxes and other	11,552	(14,761	)(4)	(3,209)	137	(2,386	)(4)	(2,249)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,667	606	(4)	45,273	29,279	—		29,279
Inventories	23,954	(845	)(4)	23,109	(36,621)	3,344	(4)	(33,277)
Other assets	(1,420)	6,801	(4)	5,381	(4,621)	2,051	(4)	(2,570)
Accounts payable	(34,069)	663	(4)	(33,406)	3,622	(295	)(4)	3,327
Accrued and other liabilities	(14,594)	—		(9,214)	7,919	1,294	(3)	5,462
		5,380	(4)			(3,751	)(4)

Net cash provided by operating activities	117,142	5,247		122,389	196,142	6,392		202,534

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,240)	(5,247	)(2)	(54,487)	(47,807)	(6,392	)(2)	(54,199)
Purchase of strategic investment	(4,420)	—		(4,420)	—	—		—
Acquisitions, net of cash acquired	—	—		—	(18,814)	—		(18,814)
Proceeds from sales of available-for-sale securities	917	—		917	6,550	—		6,550
Proceeds from sales of property and plant	—	—		—	8,967	—		8,967
Purchases of trading investments	(4,196)	—		(4,196)	(7,505)	—		(7,505)
Proceeds from sales of trading investments	4,463	—		4,463	7,399	—		7,399

Net cash used in investing activities	(52,476)	(5,247)		(57,723)	(51,210)	(6,392)		(57,602)

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2— Restatement and Revision of Previously Issued Consolidated Financial Statements (Continued)

	Year ended March 31, 2013			Year ended March 31, 2012
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Restated
Cash flows from financing activities:
Payment of cash dividends	(133,462)	—	(133,462)	—	—	—
Purchases of treasury shares	(87,812)	—	(87,812)	(156,036)	—	(156,036)
Proceeds from sales of shares upon exercise of options and purchase rights	15,982	—	15,982	17,591	—	17,591
Tax withholdings related to net share settlements of restricted stock units	(2,375)	—	(2,375)	(966)	—	(966)
Excess tax benefits from share-based compensation	26	—	26	37	—	37

Net cash used in financing activities	(207,641)	—	(207,641)	(139,374)	—	(139,374)

Effect of exchange rate changes on cash and cash equivalents	(1,571)	—	(1,571)	(5,119)	—	(5,119)

Net increase (decrease) in cash and cash equivalents	(144,546)	—	(144,546)	439	—	439

Cash and cash equivalents at beginning of period	478,370	—	478,370	477,931	—	477,931

Cash and cash equivalents at end of period	$333,824	$—	$333,824	$478,370	$—	$478,370

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,828	$—	$4,828	$5,454	$—	$5,454
Supplemental cash flow information:
Interest paid	$1,293	$—	$1,293	$110	$—	$110
Income taxes paid, net	$14,108	$—	$14,108	$14,422	$—	$14,422

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, warranty liabilities, accruals for discretionary customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Foreign Currencies

        The functional currency of the Company's operations is primarily the U.S. Dollar. To a lesser extent, certain operations use the Euro, Chinese Renminbi, Swiss Franc, or other local currencies as their functional currencies. The financial statements of the Company's subsidiaries whose functional currency is other than the U.S. Dollar are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities and monthly average rates for net sales, income and expenses. Cumulative translation gains and losses are included as a component of shareholders' equity in accumulated other comprehensive income/(loss). Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reported in other income (expense), net in the consolidated statements of operations.

Revenue Recognition

        Revenues are recognized when all of the following criteria are met:

  •
  evidence of an arrangement between the Company and the customer exists;

  •
  delivery has occurred and title and risk of loss has transferred to the customer;

  •
  the price of the product is fixed or determinable; and

  •
  collectability of the receivable is reasonably assured.

        For sales of most hardware peripherals products and hardware bundled with software incidental to its functionality, these criteria are met at the time delivery has occurred and title and risk of loss have transferred to the customer.

        The Company's video conferencing segment has multiple-deliverable revenue arrangements that include both undelivered software elements and hardware with software essential to its functionality. The Company uses the following hierarchy to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (best estimate of selling price), if neither VSOE nor TPE are available. Management judgment must be used to determine the appropriate deliverables and associated relative selling prices. The Company has identified Logitech Revue, discontinued in fiscal year 2013, and the Lifesize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.

        Lifesize products include the following deliverables:

  •
  Non-software deliverables

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

    •
    Hardware with software essential to the functionality of the hardware device delivered at time of sale

    •
    Maintenance for hardware with essential software, including future when-and-if-available unspecified upgrades

    •
    Other services, including training and installation

  •
  Software deliverables

  •
  Non-essential software

  •
  Maintenance for non-essential software, including future when-and-if available unspecified upgrades

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

        The consideration received for multiple element arrangements consisting of both non-software and software deliverables is allocated based on relative selling prices to the non-software deliverables and the software deliverables as a group. Amounts allocated to non-software-related elements, such as delivered hardware with essential software, are recognized at the time of sale provided that the other conditions for revenue recognition have been met. Amounts allocated to maintenance services for hardware and essential software are deferred and recognized ratably over the maintenance period. Amounts allocated to other services are deferred and recognized upon completion of services. Amounts allocated to software deliverables such as non-essential software and related services are further allocated to the individual deliverables within the software group. The VSOE of non-essential software-related maintenance are deferred and recognized ratably over the maintenance period. The residual value of the amounts allocated to software- related elements is recognized at the time of sale.

        Revenues from sales to distributors and authorized resellers are recognized upon shipment net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is recorded as a reduction of sales or as an operating expense, if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

        The Company grants limited rights to return product. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition the Company reduces sales and cost of sales for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Return rates can fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.

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

        The Company regularly evaluates the adequacy of its estimates for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increases or reductions to sales, cost of goods sold or increase operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to users, which would adversely impact sales in the period of transition.

        The Company's shipping and handling costs are included in cost of sales in the consolidated statements of operations for all periods presented.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Research and Development Costs

        Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue. Advertising costs during fiscal years 2014, 2013 and 2012 were $161.2 million, $165.8 million and $168.0 million, respectively.

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

        The Company sells to large OEMs, distributors and retailers and, as a result, maintains individually significant receivable balances with such customers. In fiscal years 2014, 2013 and 2012, one customer in the peripherals operating segment represented 14%, 11% and 14% of net sales, respectively. No other customer represented more than 10% of the Company's total net sales during fiscal years 2014, 2013 and 2012. As of both March 31, 2014 and 2013, one customer represented 14% of total accounts receivable. No other customer represented more than 10% of the Company's total accounts receivable at either March 31, 2014 or 2013. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.

        The Company's OEM customers tend to be well-capitalized multi-national companies, while distributors and key retailers may be less well-capitalized. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial condition. The Company generally does not require collateral from its customers.

Allowances for Doubtful Accounts

        Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of the Company's customers to make required payments. The allowances are based on the Company's regular assessment of the credit worthiness and financial condition of specific customers, as well as its historical

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels.

Inventories

        Inventories are stated at the lower of cost or market. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical net sales, and assumptions about future demand and market conditions.

Investments

        The Company's investment securities portfolio consists of bank time deposits and marketable securities related to a deferred compensation plan.

        The bank time deposits are classified as cash equivalents and are recorded at cost, which approximates fair value.

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

        Depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, internal-use software development over useful lives of three to seven years and leasehold improvements over the lesser of the useful life of the improvement, up to ten years, or the term of the lease.

        When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of other income (expense), net.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

recognition of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.

Goodwill and Other Intangible Assets

        The Company's intangible assets principally include goodwill, acquired technology, trademarks, customer contracts, and customer relationships. Other intangible assets with finite lives, which include acquired technology, trademarks, customer contracts and customer relationships, and other are recorded at cost and amortized using the straight-line method over their useful lives ranging from one year to ten years. Intangible assets with indefinite lives, which include goodwill, are recorded at cost and evaluated at least annually for impairment.

        In accordance with ASC Topic 350-10 ("ASC 350-10") as it relates to Goodwill and Other Intangible Assets, the Company conducts its annual goodwill impairment analysis as of December 31 each year and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of its reporting units may be less than its carrying amount. Events or changes in facts and circumstances that might indicate potential impairment of goodwill include company-specific factors, including, but not limited to, stock price volatility, market capitalization relative to net book value, and projected revenue, market growth and operating results. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company has two reporting units: peripherals and video conferencing. The allocation of assets and liabilities to each of the reporting units also involves judgment and assumptions.

        FASB ASC 350-20 permits the Company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company may elect to proceed directly to Step 1 without performing a qualitative assessment.

        Step 1 of the two-step impairment test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using an income approach employing a discounted cash flow ("DCF") and a market-based model. The DCF model is based on projected cash flows from the Company's most recent forecast ("assessment forecast") developed in connection with each of its reporting units to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate ("CAGR") during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of the Company's reporting units to the respective revenue and earnings metrics of its reporting units. To test the reasonableness of the fair values indicated by the income approach and the market-based approach, the Company also assess the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market's price that investors would typically pay to gain control of an entity. The DCF model and the market

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and Step 2 of the analysis is performed to measure the amount of impairment loss. Step 2 measures the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.

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

Fair Value of Financial Instruments

        The carrying value of certain of the Company's financial instruments, including cash equivalents, accounts receivable and accounts payable approximates fair value due to their short maturities. The Company's trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices.

Net Income (Loss) per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average outstanding shares. Diluted net income (loss) per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based compensation awards, including stock options, employee share purchase plan, and restricted stock.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Share-Based Compensation Expense

        Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based compensation awards granted based on the grant-date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs ("restricted stock units") which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the market price on the date of grant.

        Excess tax benefits resulting from the exercise of stock options are classified as cash flows from financing activities in the consolidated statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to share-based compensation costs for such options.

        The Company will recognize a benefit from share-based compensation in paid-in capital only if an incremental tax benefit is realized after all other available tax attributes have been utilized. For income tax footnote disclosure, the Company has elected to offset deferred tax assets from share-based compensation against the valuation allowance related to the net operating loss and tax credit carryforwards from accumulated tax benefits. The Company will recognize these tax benefits in paid-in capital when the deduction reduces cash taxes payable. In addition, the Company has elected to account for the direct benefits of share-based compensation on the research tax credit through continuing operations.

Product Warranty Accrual

        The Company estimates cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected costs, and knowledge of specific product failures that are outside of the Company's typical experience. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.

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

Treasury Shares

        The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights, the vesting of restricted stock units, and acquisitions, or may be cancelled with shareholder approval. Treasury shares that are reissued are accounted for using the first-in, first-out basis.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        Gains and losses for changes in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Gains or losses for changes in the fair value on forward contracts that offset translation losses or gains on foreign currency receivables or payables are recognized are included in other income (expense), net.

Restructuring Charges

        The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.

Recent Accounting Pronouncements

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and was effective for the Company in the first quarter of fiscal 2015.

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard will be effective for the Company beginning April 1, 2017. Early application is prohibited. The Company is currently evaluating the impact that adopting this new accounting guidance will have on its consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Net Income (Loss) per Share

        The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Net income (loss)	$74,304	$(227,518)	$104,237
Shares used in net income (loss) per share computation:
Weighted average shares outstanding—basic	160,619	158,468	174,648
Effect of potentially dilutive equivalent shares	1,907	—	943

Weighted average shares outstanding—diluted	162,526	158,468	175,591

Net income (loss) per share:
Basic	$0.46	$(1.44)	$0.60

Diluted	$0.46	$(1.44)	$0.59

        During fiscal years 2014, 2013 and 2012, 15,091,478, 22,859,941, and 18,431,855 share equivalents attributable to outstanding stock options, RSUs, and ESPP were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options, RSUs, and ESPP were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.

Note 5—Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

        As of March 31, 2014, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). The 2012 Plan was approved by the Board of Directors in April 2012. On April 13, 2012, the Company filed registration statements to register 5.0 million additional shares to be issued pursuant to the 2006 ESPP and 1.8 million shares under the 2012 Plan. On September 5, 2012, at the fiscal year 2012 Annual General Meeting of Shareholders, Logitech shareholders approved amendments to and restatement of the 2006 Plan, which included the increase of 7.3 million additional shares to be issued under this plan and to prohibit the repricing of options or stock appreciation rights. On October 25, 2012, the Company filed a registration statement to register the 7.3 million additional shares under the 2006 Plan. On September 4, 2013, at the 2013 Annual General Meeting of Shareholders, the Company's shareholders approved amendments to, and restatement of, the 1996 ESPP and the 2006 ESPP, which included the increase of 8.0 million additional shares to be issued under these ESPP plans. On December 9, 2013, the Company filed a registration statement to register the 8.0 million additional shares under the 1996 ESPP and 2006 ESPP. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        The following table summarizes share-based compensation expense and related tax benefit recognized for fiscal years 2014, 2013 and 2012 (in thousands):

	Years Ended March 31,
	2014	2013	2012
Cost of goods sold	$2,518	$2,499	$3,620
Research and development	4,546	7,532	7,187
Marketing and selling	8,298	7,825	12,716
General and administrative	10,184	7,342	8,006

Total share-based compensation expense	25,546	25,198	31,529
Income tax benefit	(4,902)	(5,356)	(6,294)

Total share-based compensation expense, net of income tax	$20,644	$19,842	$25,235

        During the years ended March 31, 2014, 2013, and 2012, the Company capitalized $0.4 million, $0.4 million and $0.7 million, respectively, of stock-based compensation expenses as inventory.

        The following table summarizes total unamortized share-based compensation expense and the remaining months over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2014
	Unamortized Expense	Remaining Months
Stock options and ESPP	$980	17
Premium-priced stock options	789	19
Market-based stock options	1,304	9
Time-based RSUs	37,379	22
Market-based RSUs	4,901	27

	$45,353

        Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each six-month offering period. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29,000,000 shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2014, a total of 8,266,700 shares were available for issuance under these plans.

        The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria. The 2006 Stock Plan has an expiration date of June 16, 2016. Stock options granted under the 2006 Plan generally vest over three years for non-executive Directors and over four years for employees. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. Premium-priced stock options granted to executives under the 2006 Plan vest only when performance criteria is met as determined by a third party vendor.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary. Market-based options and RSUs granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is four years for market-based options granted in fiscal year 2013. The performance period is three years for market-based RSU grants made in fiscal years 2014, 2013 and 2012. An aggregate of 24,800,000 shares was reserved for issuance under the 2006 Plan. As of March 31, 2014, a total of 9,136,223 shares were available for issuance under this plan.

        Under the 2012 Stock Inducement Equity Plan, stock options and RSUs may be granted to eligible employees to serve as inducement material to enter into employment with the Company. Awards under the 2012 Stock Inducement Equity Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance vesting criteria, based on individual written employment offer letter. The 2012 Stock Inducement Equity Plan has an expiration date of March 28, 2022. An aggregate of 1,800,000 shares was reserved for issuance under the 2012 Stock Inducement Equity Plan. As of March 31, 2014, no shares were available for issuance under this plan.

        A summary of the Company's stock option activity for fiscal years 2014, 2013 and 2012 is as follows (in thousands, except per share data; exercise prices are weighted averages):

	Years Ended March 31,
	2014		2013		2012
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	13,684	$16	13,034	$19	16,312	$19
Granted	—	$—	3,718	$8	—	$—
Exercised	(551)	$9	(389)	$6	(316)	$8
Cancelled or expired	(3,317)	$15	(2,679)	$20	(2,962)	$22

Outstanding, end of year	9,816	$16	13,684	$16	13,034	$19

Exercisable, end of year	7,056	$19	9,355	$19	10,867	$20

        The total pretax intrinsic value of stock options exercised during the fiscal years 2014, 2013 and 2012 was $2.0 million, $1.1 million and $0.8 million, respectively, and the tax benefit realized for the tax deduction from options exercised during those periods was $0.5 million, $0.3 million and $0.2 million, respectively. The total fair value of options exercisable as of March 31, 2014, 2013 and 2012 was $42.8 million, $60.5 million and $76.0 million, respectively.

        The fair value of employee stock options granted and shares purchased under the Company's employee purchase plans was estimated using the Black-Scholes-Merton option-pricing valuation model applying the following assumptions and values.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

	Purchase Plans			Stock Option Plans			Premium Priced Options			Market-based Stock Option Plan
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,			Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Dividend yield	0.43%	0%	0%	n/a	0%	n/a	n/a	0%	n/a	n/a	0%	n/a
Risk-free interest rate	0.07%	0.09%	0.13%	n/a	1.20%	n/a	n/a	2.00%	n/a	n/a	1.93%	n/a
Expected volatility	36%	47%	52%	n/a	46%	n/a	n/a	46%	n/a	n/a	44%	n/a
Expected life (years)	0.5	0.5	0.5	n/a	6.0	n/a	n/a	7.0	n/a	n/a	6.0	n/a
Weighted average fair value	$2.46	$2.14	$2.96	n/a	$3.64	n/a	n/a	$2.52	n/a	n/a	$2.58	n/a

        The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. In September 2012, the Company's shareholders approved, and the Company paid, a one-time cash dividend of CHF 125.7 million ($133.5 million in U.S. Dollars), out of retained earnings to Logitech's existing shareholders. The dividend qualified as a distribution of qualifying additional paid-in-capital. In May 2013, the Company announced its plan to issue an annual dividend on a recurring basis. In September 2013, the Company's shareholders approved, and the Company paid, a cash dividend of CHF 33.7 million ($36.1 million in U.S. dollars) to the existing shareholders. The unvested or unexercised options and RSUs are not eligible for these dividends. The expected option life represents the weighted-average period the stock options or purchase offerings are expected to remain outstanding. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected share price volatility is based on historical volatility using the Company's daily closing prices over the term of past options or purchase offerings. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the term of the Company's stock options or purchase offerings.

        The Company estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

        As of March 31, 2014, the exercise price of outstanding options ranged from $1 to $35 per option, the weighted average remaining contractual life of outstanding options was 4.9 years, and the weighted average remaining contractual life of exercisable options was 3.6 years. As of March 31, 2014, the aggregate intrinsic value of outstanding options was $20.1 million and the aggregate intrinsic value of exercisable options was $6.5 million.

        The total number of fully vested in-the-money options exercisable as of March 31, 2014 was 2,500,762 and 2,756,753 options were unvested, of which 2,370,808 are expected to vest, based on an estimated forfeiture rate of 14%.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        A summary of the Company's time- and market-based RSU activity for fiscal years 2014, 2013 and 2012 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Years Ended March 31,
	2014		2013		2012
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	4,642	$10	4,125	$13	2,370	$21
Granted—time-based	3,104	$11	2,219	$7	2,496	$9
Granted—market-based	1,060	$8	101	$6	516	$11
Vested	(1,560)	$9	(1,097)	$11	(399)	$19
Cancelled or expired	(1,158)	$15	(706)	$13	(858)	$19

Outstanding, end of year	6,088	$10	4,642	$10	4,125	$13

        The total pretax intrinsic value of RSUs that vested during the fiscal years 2014, 2013 and 2012 was $ 17.8 million, $8.3 million and $3.8 million, respectively. The tax benefit realized for the tax deduction from RSUs that vested during the fiscal years 2014, 2013 and 2012 was $4.7 million, $1.9 million and $0.9 million, respectively.

        The Company determines the fair value of the time-based RSUs based on the market price on the date of grant. The fair value of the market-based RSUs is estimated using the Monte-Carlo simulation model applying the following assumptions:

	Years Ended March 31,
	2014	2013	2012
Dividend yield	0.75%	0%	0%
Risk-free interest rate	1.09%	0.31%	0.99%
Expected volatility	46%	47%	49%
Expected life (years)	2.9	3.0	3.0

        The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The expected life of the market-based RSUs is the service period at the end of which the RSUs will vest if the market conditions are satisfied. The volatility assumption is based on the actual volatility of Logitech's daily closing share price over a look-back period equal to the years of expected life. The risk free interest rate is derived from the yield on U.S. Treasury Bonds for a term of the same number of years as the expected life.

        As of March 31, 2014, the grant date fair values of outstanding RSUs ranged from $6 to $20 per RSU.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        In April 2012, Logitech's Board of Directors approved the 2012 Stock Inducement Equity Plan. Under this plan, Logitech's newly hired President, Bracken P. Darrell, who became President and Chief Executive Officer in January 2013, was granted the following equity incentive awards with a ten year term (in thousands, except per share exercise price and vesting period):

Type of Grant	Shares	Exercise Price	Fair Value	Vesting(1) (in years)
Stock options	500	$8	$1,820	4.0
Time based RSUs	100	—	803	4.0
Premium-priced stock options(2):
First tranche	400	14	1,100	2.5
Second tranche	400	16	1,024	3.0
Third tranche	400	20	896	3.9

(1)
Vesting period for premium-priced stock options represents estimated requisite service period.

(2)
Each grant of premium-priced stock options will vest in full if and only when Logitech's average closing share price, over a consecutive ninety-day trading period, meets or exceeds the exercise price of the grant.

Defined Contribution Plans

        Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2014, 2013 and 2012, were $6.6 million, $6.9 million and $11.6 million, respectively.

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

        During fiscal year 2013, the Company's Swiss defined benefit pension plan was subject to re-measurement due to the number of plan participants affected by the restructurings implemented during fiscal year 2013, as described in Note 15, Restructuring. The re-measurement resulted in the realization of $2.2 million in previously unrecognized losses which resided within accumulated other comprehensive loss and which the Company entirely recognized during fiscal year 2013. The Company's restructuring plan implemented during the fourth quarter of fiscal year 2013 resulted in an additional $1.2 million in previously unrecognized losses related to affected plan participants which resided within accumulated other comprehensive income (loss) and which the Company entirely recognized during the quarter ended March 31, 2013.

        The Company recognizes the underfunded or overfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets, and recognizes changes in the funded status of defined benefit pension plans in the year in which

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are measured as of March 31 each year.

        The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2014, 2013 and 2012 was as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Service costs	$8,591	$7,842	$6,856
Interest costs	1,794	1,852	2,263
Expected return on plan assets	(1,727)	(1,710)	(1,969)
Amortization of net transition obligation	4	5	5
Net period service costs recognized	210	712	156
Net actuarial loss recognized	592	846	205
Settlement costs	769	2,658	—

	$10,233	$12,205	$7,516

        The changes in projected benefit obligations for fiscal years 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2014	2013
		As Revised
Projected benefit obligation, beginning of year	$90,234	$97,459
Service costs	8,591	7,842
Interest costs	1,794	1,852
Plan participant contributions	2,726	2,814
Actuarial (gains) losses	(2,942)	7,146
Benefits paid	(1,841)	(2,285)
Plan amendments	—	(1,456)
Settlement and curtailment	(1,261)	(18,758)
Administrative expense paid	(174)	(164)
Foreign currency exchange rate changes	5,256	(4,216)

Projected benefit obligation, end of year	$102,383	$90,234

        The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2014 and 2013 was $83.2 million and $69.9 million.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2014 and 2013 (in thousands):

	Years Ended March 31,
	2014	2013
		As Revised
Fair value of plan assets, beginning of year	$48,689	$53,594
Actual return on plan assets	5,334	2,913
Employer contributions	5,390	6,352
Plan participant contributions	2,726	2,814
Benefits paid	(1,841)	(2,285)
Settlement	(500)	(11,874)
Administrative expenses paid	(174)	(164)
Foreign currency exchange rate changes	3,760	(2,661)

Fair value of plan assets, end of year	$63,384	$48,689

        The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges starting from January 2014: 20-55% for equities, 25-60% for bonds, and 0-10% for cash and cash equivalents. The Company also can invest in real estate funds, commodity funds, and hedge funds depend upon economic conditions. Prior to January 2014, the Company followed the following allocation ranges: 28-43% for equities, 33-63% for Swiss bonds, 5-15% for foreign bonds, 5-15% for hedge and investment funds, and 0-20% for cash and cash equivalents. The Company's other defined benefit plans, which comprise 6.2% of total defined benefit plan assets as of March 31, 2014, have similar investment and allocation strategies.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2014 and 2013 (in thousands):

	March 31,
	2014				2013
					As Revised
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$10,339	$—	$—	$10,339	$7,143	$—	$—	$7,143
Equity securities	17,324	—	—	17,324	14,802	—	—	14,802
Debt securities	20,300	—	—	20,300	20,663	—	—	20,663
Swiss real estate funds	8,970	—	—	8,970	3,968	—	—	3,968
Hedge funds	—	3,611	—	3,611	—	1,062	—	1,062
Commodity funds	—	—	—	—	693	—	—	693
Insurance contracts	—	—	2,598	2,598	—	—	—	—
Other	43	199	—	242	106	252	—	358

	$56,976	$3,810	$2,598	$63,384	$47,375	$1,314	$—	$48,689

        The funded status of the defined benefit pension plans is the fair value of plan assets less benefit obligations. The funded status of the non-retirement post-employment benefits is the fair value of the benefit obligations. Projected benefit obligations exceeded plan assets for all plans by $39.0 million and $41.5 million as of March 31, 2014 and 2013.

        Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2014	2013
		As Revised
Current assets	$—	$—
Current liabilities	(1,100)	(994)
Non-current liabilities	(37,899)	(40,551)

Net liabilities	$(38,999)	$(41,545)

        Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2014	2013	2012
		As Revised
Net prior service costs	$(2,149)	$(2,307)	$(1,918)
Net actuarial loss	(12,319)	(19,850)	(28,172)
Amortization of net transition obligation	(12)	(14)	(24)

Accumulated other comprehensive loss	(14,480)	(22,171)	(30,114)
Deferred tax benefit	192	315	752

Accumulated other comprehensive loss, net of tax	$(14,288)	$(21,856)	$(29,362)

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

        Changes in accumulated other comprehensive loss related to the defined benefit pension plans were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Accumulated other comprehensive loss, beginning of year	$(21,856)	$(29,362)	$(18,073)
Transition obligation recognized	4	5	—
Prior service cost (credit) recognized	210	153	(15)
Actuarial loss recognized	1,056	1,199	275
Curtailment loss	761	2,600	—
Settlement gain recognized	747	2,276	—
Gain (loss)	6,087	1,351	(11,808)
Prior service credit	—	(944)	—
Deferred tax benefit (expense)	(123)	(435)	170
Foreign currency exchange rate changes	(1,174)	1,301	89

Accumulated other comprehensive loss, end of year	$(14,288)	$(21,856)	$(29,362)

        The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2014, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2015 (in thousands):

Year Ending March 31, 2015
Amortization of net transition obligation	$4
Amortization of net prior service costs	212
Amortization of net actuarial loss	368

$584

        The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the pension plans for fiscal years 2014 and 2013 were as follows:

Years Ended March 31,
2014
2013
Benefit Obligation
		Periodic Costs	Benefit Obligation	Periodic Costs
Discount rate	1.50%-9.25%	1.50%-8.00%	1.50%-8.00%	1.75%-8.50%
Estimated rate of compensation increase	3.00%-8.00%	3.00%-4.00%	3.00%-10.00%	3.00%-10.00%
Expected average rate of return on plan assets	1.00%-3.50%	0.75%-3.50%	1.00%-3.50%	0.75%-3.75%

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Employee Benefit Plans (Continued)

plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid, based on government bond notes in the respective country, adjusted for corporate risk premiums as appropriate.

        The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2015	$4,573
2016	5,144
2017	4,988
2018	5,481
2019	5,615
Thereafter	29,018

$54,819

        The Company expects to contribute $5.3 million to its defined benefit pension plans during fiscal year 2015.

Deferred Compensation Plan

        One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.

        The fair value of the deferred compensation plan's assets is included in other assets in the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $16.6 million and $15.6 million as of March 31, 2014 and 2013, based on quoted market prices. The Company also had $16.6 million and $15.6 million deferred compensation liability as of March 31, 2014 and 2013, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.

Note 6—Interest and Other Income (Expense), net

        Interest income (expense), net was comprised of the following (in thousands):

	Years Ended March 31,
	2014	2013	2012
Interest income	$1,831	$2,215	$3,121
Interest expense	(2,228)	(1,308)	(447)

Interest income (expense), net	$(397)	$907	$2,674

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Interest and Other Income (Expense), net (Continued)

        Other income (expense), net was comprised of the following (in thousands):

	Years Ended March 31,
	2014	2013	2012
Investment income related to deferred compensation plan	$1,487	$933	$227
Gain on sale of securities	—	831	6,109
Impairment of investments	(624)	(3,600)	—
Foreign currency exchange gain, net	62	104	1,575
Other	1,068	(466)	(256)

Other income (expense), net	$1,993	$(2,198)	$7,655

Note 7—Income Taxes

        The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.

        Income (loss) before income taxes for the fiscal years 2014, 2013 and 2012 is summarized as follows (in thousands):

	Years Ended March 31,
	2014	2013(1)	2012(1)
		As Revised	As Restated
Swiss	$49,503	$(53,004)	$31,045
Non-Swiss	28,079	(200,324)	93,282

Income (loss) before taxes	$77,582	$(253,328)	$124,327

(1)
During fiscal year 2014, the Company determined that Swiss loss before taxes reported previously as ($121.8) million and ($65.2) million in fiscal years 2013 and 2012, respectively, was overstated by $71.0 million in 2013 and $64.5 million in 2012 and Non-Swiss income (loss) before taxes previously reported as ($129.3) million and $157.8 million for 2013 and 2012 was understated by $71.0 million in 2013 and overstated by $64.5 million in 2012. The overstatement and understatement is due to the elimination of Swiss loss related to stock equity plans were erroneously presented as Non-Swiss in each year. In addition, Swiss loss before taxes increased by ($2.2) million and decreased by $31.7 million in fiscal year 2013 and 2012, respectively to reflect adjustments from the revision and restatement of the respective financial statements.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

        The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Current:
Swiss	$127	$672	$401
Non-Swiss	8,580	(23,146)	24,312
Deferred:
Swiss	—	—	(254)
Non-Swiss	(5,429)	(3,336)	(4,369)

Provision for (benefit from) income taxes	$3,278	$(25,810)	$20,090

        The difference between the provision for (benefit from) income taxes and the expected tax provision (benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Expected tax provision (benefit) at statutory income tax rates	$6,594	$(21,533)	$10,568
Income taxes at different rates	497	5,714	2,875
Research and development tax credits	(1,393)	(3,302)	(1,666)
Foreign tax credits	—	(1,535)	—
Stock-based compensation	1,608	1,643	2,696
Valuation allowance	182	3,809	(104)
Impairment	—	18,419	—
Restructuring charges	1,174	4,336	—
Tax reserves (releases), net	(4,660)	1,935	6,555
Audit settlement	(400)	(35,608)	—
Other, net	(324)	312	(834)

Provision for (benefit from) income taxes	$3,278	$(25,810)	$20,090

        The federal research tax credit in the United States has expired as of December 31, 2013. The income tax expense for the fiscal year ended March 31, 2014 reflected a $0.8 million tax benefit for research tax credits.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

        Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2014	2013(1)
		As Revised
Deferred tax assets:
Net operating loss carryforwards	$9,421	$13,279
Tax credit carryforwards	13,241	13,746
Accruals	48,153	44,700
Depreciation and amortization	4,781	4,453
Share-based compensation	15,304	17,147

Gross deferred tax assets	90,900	93,325
Valuation allowance	(4,872)	(6,014)

Gross deferred tax assets after valuation allowance	86,028	87,311
Deferred tax liabilities:
Acquired intangible assets and other	(8,436)	(11,951)

Gross deferred tax liabilities	(8,436)	(11,951)

Deferred tax assets, net	$77,592	$75,360

(1)
Deferred tax assets and liabilities as of March 31, 2013 were adjusted to reflect the tax impact from the revision of the financial statement. In addition, during fiscal year 2014, the Company determined that a deferred tax liability related to U.S. flow-through investment of $0.9 million was erroneously presented as a deferred tax asset associated with "Accruals" as of March 31, 2013. The amount was properly reclassed from "Accruals" to "Acquired intangible assets and others" above. The reclassification adjustment has no impact in the Company's Consolidated Statement of Operations, Consolidated Balance Sheet and Statement of Cash Flows.

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

        The Company had a valuation allowance of $4.9 million at March 31, 2014, decreased from $6.0 million at March 31, 2013 primarily due to decrease in valuation allowance of $1.3 million for foreign tax credit carryforwards in the United States. The Company elected to deduct foreign taxes in lieu of tax credits in its fiscal year 2013 federal tax return in the United States. The Company had a valuation allowance of $2.6 million as of March 31, 2014 against deferred tax assets in the state of California of the United States. The remaining valuation allowance primarily represents $1.7 million for capital loss carryforwards in the United States and $0.6 million for various tax credit carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

        Deferred tax assets relating to tax benefits of employee stock grants have been reduced to reflect settlement activity in fiscal years 2014 and 2013. Settlement activity of grants in fiscal years 2014 and 2013 resulted in a "shortfall" in which tax deductions were less than previously recorded share-based compensation expense. The Company recorded a shortfall to equity of $2.8 million and $4.6 million, respectively, in fiscal years 2014 and 2013.

        As of March 31, 2014, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $196.0 million and $35.7 million, respectively, of which $136.2 million of the net operating loss carryforwards and $22.7 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2016 to 2034. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2019.

        As of March 31, 2014, the Company had capital loss carryforwards of $4.6 million. The loss will begin to expire in fiscal year 2016.

        Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2014, the cumulative amount of unremitted earnings of non-Swiss subsidiaries was $157.4 million. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

        As of March 31, 2014 and March 31, 2013, the total amount of unrecognized tax benefits due to uncertain tax positions was $91.0 million and $95.4 million, respectively, of which $86.1 million and $90.3 million would affect the effective income tax rate if recognized, respectively.

        As of March 31, 2014, the Company had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2013, the Company had $98.8 million in non-current income taxes payable.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

        The aggregate changes in gross unrecognized tax benefits in fiscal years 2014, 2013 and 2012 were as follows (in thousands):

March 31, 2011 (As Restated)	$130,498
Lapse of statute of limitations	(6,760)
Decreases in balances related to tax positions taken during prior years	(1,200)
Increases in balances related to tax positions taken during the year	14,350

March 31, 2012 (As Restated)	$136,888
Lapse of statute of limitations	(6,490)
Settlements with tax authorities	(42,770)
Decreases in balances related to tax positions taken during prior years	(1,500)
Increases in balances related to tax positions taken during the year	9,570

March 31, 2013 (As Revised)	$95,698
Lapse of statute of limitations	(12,514)
Settlements with tax authorities	(100)
Decreases in balances related to tax positions taken during prior years	(778)
Increases in balances related to tax positions taken during the year	8,740

March 31, 2014	$91,046

        The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.1 million, $1.0 million and $1.2 million in interest and penalties in income tax expense during fiscal years 2014, 2013 and 2012, respectively. As of March 31, 2014, 2013 and 2012, the Company had $5.6 million, $6.6 million and $7.5 million of accrued interest and penalties related to uncertain tax positions, respectively.

        The Company files Swiss and foreign tax returns. For all these tax returns, the Company is generally not subject to tax examinations for years prior to fiscal year 2001. The Company is under examination and has received assessment notices in other tax jurisdictions. At this time, the Company is not able to estimate the potential impact that these examinations may have on its income tax expense. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.

        Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2015, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies. Excluding these factors, uncertain tax positions may decrease by as much as $16.0 million to $18.3 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Balance Sheet Components

        The following table presents the components of certain balance sheet asset amounts as of March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
		As Revised
Accounts receivable:
Accounts receivable	$338,194	$325,870
Allowance for doubtful accounts	(1,712)	(2,153)
Allowance for sales returns	(19,472)	(21,883)
Allowance for cooperative marketing arrangements	(24,135)	(24,160)
Allowance for customer incentive programs	(41,400)	(42,857)
Allowance for pricing programs	(69,446)	(55,858)

	$182,029	$178,959

Inventories:
Raw materials	$24,031	$37,504
Work-in-process	42	41
Finished goods	198,329	225,099

	$222,402	$262,644

Other current assets:
Income tax and value-added tax receivables	$18,252	$20,073
Deferred tax assets	27,013	25,004
Prepaid expenses and other assets	13,892	15,300

	$59,157	$60,377

Property, plant and equipment, net:
Plant, buildings and improvements	$69,897	$70,009
Equipment	134,975	133,201
Computer equipment	40,610	52,881
Software	81,179	81,320

	326,661	337,411
Less accumulated depreciation and amortization	(256,424)	(255,564)

	70,237	81,847
Construction-in-process	15,362	9,047
Land	2,792	2,827

	$88,391	$93,721

Other assets:
Deferred tax assets	$52,883	$52,404
Trading investments	16,611	15,599
Other assets	4,966	6,464

	$74,460	$74,467

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Balance Sheet Components (Continued)

        The following table presents the components of certain balance sheet liability amounts as of March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
		As Revised
Accrued and other current liabilities:
Accrued personnel expenses	$55,165	$39,631
Accrued marketing expenses	12,844	11,005
Indirect customer incentive programs	31,737	29,464
Accrued restructuring	2,121	13,458
Deferred revenue	22,529	22,698
Accrued freight and duty	6,276	5,882
Value-added taxes payable	9,354	8,544
Accrued royalties	2,653	3,358
Warranty accrual	13,905	12,782
Employee benefit plan obligation	1,100	994
Income taxes payable	7,701	5,032
Other liabilities	46,587	40,236

	$211,972	$193,084

Non-current liabilities:
Warranty accrual	10,475	8,660
Obligation for deferred compensation	16,611	15,631
Long term restructuring	5,440	—
Employee benefit plan obligation	37,899	40,551
Deferred rent	15,555	22,315
Deferred tax liability	2,304	2,048
Long term deferred revenue	9,350	8,889
Other liabilities	1,715	1,768

	$99,349	$99,862

        During the fiscal year 2013, the Company made a strategic decision to divest its Remotes product category and its digital video security product line, included within its Video product category. As a result, assets and liabilities of the Remotes product category and the digital video security product line were classified as held for sale as of March 31, 2013. During the fiscal year ended March 31, 2014, the Company updated its strategic direction and decided to retain its Remotes product category. As a result, the Remotes assets and liabilities held for sale was reclassified from held for sale as of March 31, 2014.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Balance Sheet Components (Continued)

        The following table presents the changes in the allowance for doubtful accounts during the fiscal years ended March 31, 2014, 2013, and 2012 (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Beginning of the period	$2,153	$2,472	$4,086
Expense (reversal), net	656	(107)	(592)
Write-offs, net of recoveries	(1,097)	(212)	(1,022)

End of the period	$1,712	$2,153	$2,472

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

Note 9—Financial Instruments (Continued)

        The following table presents the Company's financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2014		March 31, 2013
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	200,641	—	119,073	—

	$200,641	$—	$119,073	$—

Trading investments for deferred compensation plan:
Money market funds	$3,139	$—	$4,220	$—
Mutual funds	13,472	—	11,379	—

	$16,611	$—	$15,599	$—

Foreign exchange derivative assets	$—	$155	$—	$1,197

Foreign exchange derivative liabilities	$—	$701	$—	$707

        The following table presents the changes in the Company's Level 3 financial assets during fiscal years 2013 and 2012 (in thousands):

	Years Ended March 31,
	2013	2012
Beginning of the period	$429	$1,695
Sale of securities	(917)	(6,550)
Gain on sale of securities	831	6,041
Reversal of unrealized gain	(343)	(757)

End of the period	$—	$429

        There were no significant level 3 financial assets held during fiscal year 2014 by the Company.

Cash and Cash Equivalents

        Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

        The Company's investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at March 31, 2014 and 2013.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Financial Instruments (Continued)

        The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term differences in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company's normal operating cycle of one year. The marketable securities are recorded at a fair value of $16.6 million and $15.6 million as of March 31, 2014 and 2013, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net. Unrealized trading gains of $0.4 million, $0.5 million and $0.1 million are included in other income (expense), net for the fiscal years 2014, 2013 and 2012, respectively, and relate to trading securities held as of March 31, 2014, 2013 and 2012.

        Derivative Financial Instruments:    Under the agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company does not net settle transactions with a single net amount payable by one party to the other. In accordance with ASU 2011-11, the Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets as of March 31, 2014 and 2013.

        The following table presents the fair values of the Company's derivative instruments and their locations on its consolidated balance sheets as of March 31, 2014 and 2013 (in thousands):

	Derivatives
	Asset		Liability
	March 31,		March 31,
	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$4	$1,165	$243	$—
Not designed as hedging instruments:
Foreign exchange forward contract	23	—	96	270
Foreign exchange swap contract	128	32	362	437

	151	32	458	707

	$155	$1,197	$701	$707

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Financial Instruments (Continued)

        The following table presents the amounts of gains and losses on the Company's derivative instruments for fiscal years 2014, 2013, and 2012 and their locations on its consolidated statements of operations (in thousands):

	Years Ended March 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold			Amount of Gain (Loss) Immediately Recognized in Other Income (Expense), Net
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Designed as hedging instruments:
Cash flow hedges	$(1,025)	$566	$2,916	$2,472	$1,756	$(421)	$(126)	$275	$(198)
Not designed as hedging instruments:
Foreign exchange forward contract	—	—	—	—	—	—	(464)	(848)	(350)
Foreign exchange swap contract	—	—	—	—	—	—	1,288	1,176	(1,884)

	—	—	—	—	—	—	824	328	(2,234)

	$(1,025)	$566	$2,916	$2,472	$1,756	$(421)	$698	$603	$(2,432)

Cash Flow Hedges

        The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries' forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during fiscal years 2014, 2013 and 2012. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of March 31, 2014 and 2013, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $51.8 million (€37.6 million), and $38.5 million (€30.1 million), respectively.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Financial Instruments (Continued)

exchange forward contracts are recognized in other income (expense), net based on the changes in fair value.

        The notional amounts of foreign exchange forward contracts outstanding as of March 31, 2014 and 2013 relating to foreign currency receivables or payables were $23.2 million and $14.2 million, respectively. Open forward contracts as of March 31, 2014 and 2013 consisted of contracts in U.S. Dollars to purchase Taiwanese Dollars and contracts in Euros to sell British Pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding as of March 31, 2014 and 2013 were $30.5 million and $19.6 million, respectively. Swap contracts outstanding as of March 31, 2014 and 2013 consisted of contracts in Mexican Pesos, Japanese Yen and Australian Dollars.

        The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Note 10—Goodwill and Other Intangible Assets

Annual Goodwill Impairment Testing

        In accordance with ASC Topic 350-10 ("ASC 350-10") as it relates to Goodwill and Other Intangible Assets, the Company conducts a goodwill impairment analysis annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company's reporting units may be less than its carrying amount.

        FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.

  Peripherals

        The Company performed its annual impairment analysis of the goodwill for its peripherals reporting unit as of December 31, 2013 by performing a qualitative assessment and concluded that it was not more likely than not that the fair value of its peripherals reporting units was less than its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization of $2.2 billion as of December 31, 2013 from $1.2 billion as of December 31, 2012, and forecasted budgeted-to-actual revenue performance for fiscal year 2014. The peripherals reporting unit had an improvement in operating income from $35 million for the nine months ended December 31, 2012 to $117 million for nine months ended December 31, 2013.

  Video Conferencing

        In the quarter ended September 30, 2013, the Company implemented a restructuring plan ("this Plan") associated with its video conferencing reporting unit to simplify its organization, better align costs with its current business and free up resources to pursue growth opportunities. This Plan resulted in the reduction of personnel, lease exit costs and the write-off of discontinued video conferencing products. In addition, actual performance was significantly less than projected results for the periods since the prior

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Goodwill and Other Intangible Assets (Continued)

annual goodwill impairment assessment performed at December 31, 2012, due to the combination of a changing industry landscape caused by a shift to less expensive cloud-based video conferencing solutions, an evolving Lifesize product line and challenges in execution. These factors resulted in the Company concluding that it was more likely than not that the fair value of its video conferencing reporting unit was less than its carrying amount. Therefore, the Company performed an interim Step 1 assessment of its video conferencing reporting unit at September 30, 2013.

        Step 1 assessment performed during the quarter ended September 30, 2013 involved measuring the recoverability of goodwill by comparing the video conferencing reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using both an income approach employing a discounted cash flow model and a market approach. The market approach model was based on applying certain revenue multiples of comparable companies to the respective revenue and earnings metrics of the reporting unit. Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed Step 1 test because the estimated fair value exceeded its carrying value by approximately 23%, thus not requiring a Step 2 assessment of this reporting unit.

        At December 31, 2013, the Company completed its annual impairment analysis for the goodwill of the video conferencing reporting unit by performing Step 1 assessment as the qualitative factors that lead to the interim assessment had not significantly improved.

        Key assumptions used in this Step 1 income approach analysis included the appropriate discount rates, compound annual growth rate ("CAGR") during the forecast period, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period. Sensitivity assessment of key assumptions for the video conferencing reporting unit Step 1 test is presented below:

  •
  CAGR assumption was 7.0% through fiscal year 2021, with a forecast decline in the remainder of fiscal year 2014, and higher growth rates from fiscal years 2015 through 2019, reducing to a growth rate of 4% in fiscal year 2021. The forecasted growth contrasts with the recent performance of the video conferencing reporting unit, when the Company experienced a decline in revenue (see Note 14 for further details). A hypothetical decrease to 1.4% in the CAGR rate, holding all other assumptions constant, would decrease the fair value of the video conferencing reporting unit below its carrying value and hence would result in the reporting unit failing Step 1 of the goodwill impairment test.

  •
  Discount rate assumption was 15%. A hypothetical increase to 18.9% in the discount rate, holding all other assumptions constant, would result in the reporting unit failing Step 1 of the goodwill impairment test.

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

        The annual Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed Step 1 test because the estimated fair value exceeded its carrying value by approximately 30%, thus not requiring Step 2 assessment of this reporting unit. This result presents a

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Goodwill and Other Intangible Assets (Continued)

future video conferencing reporting unit goodwill impairment risk to the Company since the margin it cleared the current Step 1 assessment was not significant.

        As a result of the Company's annual goodwill impairment assessments, there was no impairment of goodwill during the three months ended December 31, 2013. There have been no events or circumstances during the three months ended March 31, 2014 that have required the Company to perform an interim assessment of goodwill.

        During fiscal year 2013, the Company's video conferencing reporting unit failed Step 1 test because the estimated fair value was less than its carrying value, thus requiring Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in the expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown, combined with lower demand related to new product launches, increased competition during fiscal year 2013 and other market data. These factors had an adverse effect on the Company's video conferencing operating results and future outlook. During fiscal year 2013, the Company recorded goodwill impairment and other charges of $214.5 million related to its video conferencing reporting unit.

        Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is reasonably possible that changes in the judgments, assumptions and estimates that the Company used in assessing the fair value of the video conferencing reporting unit result in the goodwill to become impaired. A goodwill impairment charge would have the effect of decreasing the Company's earnings or increasing its losses in such period. If the Company is required to take a substantial impairment charge, its operating results would be materially and adversely affected in such period.

        The following table summarizes the activity in the Company's goodwill balance during fiscal years 2014 and 2013 (in thousands):

	Years Ended March 31,
	2014			2013
	Peripherals	Video Conferencing	Total	Peripherals	Video Conferencing	Total
Beginning of the period	$216,744	$124,613	$341,357	$220,860	$339,663	$560,523
Additions	202	—	202	—	—	—
Foreign currency impact	—	982	982	—	(550)	(550)
Impairments	—	—	—	—	(214,500)	(214,500)
Reclassified from (to) assets held for sale(1)	2,469	—	2,469	(4,116)	—	(4,116)

End of the period	$219,415	$125,595	$345,010	$216,744	$124,613	$341,357

(1)
Represents allocated goodwill related to the Company's Retail—Digital Video Security product line and Retail—Remotes product category which was classified as assets held for sale as of March 31, 2013. The allocated goodwill related to the Digital Video Security product line was fully impaired as of March 31, 2013. The allocated goodwill related to the Remotes product category was reclassified from assets held for sale as of March 31, 2014, as the Company updated its strategic plan and decided to retain its Remotes product category.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Goodwill and Other Intangible Assets (Continued)

        The Company's acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2014			2013
	Gross	Accumulated Amortization	Net	Gross(1)	Accumulated Amortization(2)	Net
Trademark and tradenames	$13,091	$(11,949)	$1,142	$13,977	$(10,693)	$3,284
Technology(1)	83,080	(78,257)	4,823	73,249	(61,560)	11,689
Customer contracts	38,851	(34,287)	4,564	39,068	(28,017)	11,051

	$135,022	$(124,493)	$10,529	$126,294	$(100,270)	$26,024

(1)
As of March 31, 2013, the Company had $1.7 million of intangible assets, net of accumulated amortization of $19.3 million and impairment charges of $0.5 million, related to Digital Video Security and Remotes product categories classified as held for sale, which are not included in the table above. As of March 31, 2014, the Remotes product category was reclassified from held for sale as the Company updated its strategic plan and decided to retain the Remotes product category. There were no intangible assets classified as held for sale as of March 31, 2014.

(2)
During fiscal year 2014, the Company determined that the trademarks and trade names gross and accumulated amortization amounts previously reported for fiscal year 2013 were not properly stated due to the inclusion of $15.9 million of fully amortized intangible assets, which were previously retired by the Company as of March 31, 2013. The table above is revised to reflect the correct amounts.

        For fiscal years 2014, 2013 and 2012, amortization expense for other intangible assets was $17.8 million, $23.6 million and $27.2 million, respectively. The Company expects that annual amortization expense for the fiscal years ending 2015, 2016 and 2017 will be $8.4 million, $1.9 million and $0.2 million, respectively.

Note 11—Financing Arrangements

        In December 2011, the Company entered into a Senior Revolving Credit Facility Agreement ("Credit Facility") with a group of primarily Swiss banks that provided for a revolving multicurrency unsecured credit facility in an amount of up to $250.0 million and subject to certain requirements, permitted the Company to arrange with existing or new lenders to provide up to an aggregate of $150.0 million in additional commitments, for a total of $400.0 million. The Company also paid a quarterly commitment fee of 40% of the applicable margin on the available commitment. In December 2013, given the significant improvement in our financial performance and outlook, the Company chose to terminate this Credit Facility and wrote-off the amortized loan fees totaling $ 1.0 million. There were no outstanding borrowings at the time of termination.

        The Company had several uncommitted, unsecured bank lines of credit aggregating $40.0 million as of March 31, 2014. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2014, the Company had outstanding bank guarantees of $7.1 million under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $6.9 million as of March 31, 2014. There are no financial covenants under these credit lines.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies

Operating Leases

        The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2014 are as follows (in thousands):

Years Ending March 31,
2015	$17,022
2016	13,950
2017	10,454
2018	8,543
2019	7,172
Thereafter	20,808

$77,949

        Rent expense for fiscal years 2014, 2013 and 2012 was $14.7 million, $25.3 million and $25.1 million, respectively.

        In connection with its leased facilities, the Company has recognized a liability for asset retirement obligations for 2014 and 2013 representing the present value of estimated remediation costs to be incurred at lease expiration. The liability and the expense for asset retirement obligations were immaterial for fiscal years 2014, 2013, and 2012.

Product Warranties

        All of the Company's Peripherals products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company's estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly.

        Changes in the Company's warranty liability for fiscal years 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2014	2013
		As revised
Beginning of the period	$21,442	$26,618
Provision	15,817	12,879
Settlements	(15,206)	(15,728)
Adjustment(1)	2,327	(2,327)

End of the period	$24,380	$21,442

(1)
During fiscal year 2014, the warranty liability allocated to the Company's Remotes product category was reclassified from liabilities held for sale.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

Deferred Services Revenue

        The Company's video conferencing reporting unit offers maintenance contracts for sale of the majority of its products which allow for customers to receive service and support in addition to the expiration of the product warranty contractual term. The Company also provides installation services to its customer under contractual arrangements. The Company recognizes these contracts over the life of the service period.

        Change in the Company's deferred services revenue during fiscal years 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2014	2013
Beginning of the period	$29,327	$24,568
Extended warranties issued	33,007	34,069
Amortization	(32,174)	(29,310)

End of the period	$30,160	$29,327

        The cost of providing these services for fiscal years 2014 and 2013 was $7.8 million and $8.5 million, respectively.

Purchase Commitments

        As of March 31, 2014, the Company had the following outstanding purchase commitments:

Inventory commitments	$102,760
Operating expenses	45,969
Capital commitments	12,994

Total purchase commitments	$161,723

        Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by June 30, 2014. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

Other Contingencies

        As previously announced, some of the issues reviewed by the Audit Committee are also the subject of an ongoing formal investigation by the SEC, including the accounting for Revue inventory valuation reserves that resulted in the restatement, revision to the Company's financial statements concerning warranty accruals and amortization of intangible assets presented in our Form 10-K/A, filed on August 7, 2013, and the Company's transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

Company is cooperating with the SEC in its ongoing investigation. The Company has entered into an agreement with the SEC to extend the statute of limitations. The Company cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

        Logitech International S.A., the parent holding company, has issued several parent guarantees on behalf of its subsidiaries. The maximum potential future payment under the guarantee arrangements is limited to $80.0 million. As of March 31, 2014, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

        Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under a guarantee agreement. This guarantee does not specify a maximum amount. As of March 31, 2014, the amount of purchase obligations outstanding under this guarantee was immaterial. In addition, Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer's purchase obligations. As of March 31, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

        The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2014, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Commitments and Contingencies (Continued)

factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.

Note 13—Shareholders' Equity

Share Capital

        The Company's nominal share capital is CHF 43,276,655, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 10,206,450 which were held in treasury as of March 31, 2014.

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

Shares Outstanding

        In September 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during fiscal year 2013, which decreased the treasury shares outstanding by this amount but also decreased its shares issued and outstanding from 191.6 million to 173.1 million.

Dividends

        Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 458.5 million or $518.1 million based on exchange rates at March 31, 2014) and is subject to shareholder approval. In September 2013, Logitech's shareholders approved a cash dividend payment of CHF 33.7 million out of retained earnings to Logitech shareholders. Eligible shareholders were paid CHF 0.21 per share ($0.22 per share in U.S. dollars), totaling $36.1 million in U.S. Dollars in September 2013. In September 2012, the Company's shareholders approved a cash dividend of CHF 125.7 million out of retained earnings to Logitech shareholders. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. dollars), totaling $133.5 million in U.S. dollars in September 2012. This dividend qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.

Legal Reserves

        Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.8 million at March 31, 2014 (based on exchange rates at March 31, 2014).

        Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the cost of repurchased treasury shares owned as of year-end. The reserve for treasury shares, which is not

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Shareholders' Equity (Continued)

available for distribution, totaled $118.4 million at March 31, 2014 (based on exchange rates at March 31, 2014).

Share Repurchases

        In March 2014, the Company's Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

        In September 2008, the Company's Board of Directors approved the September 2008 share buyback program for $250.0 million. In November 2011, an amendment to the September 2008 share buyback program ("September 2008—amended") was approved by the Company's Board of Directors to enable future purchases of shares for cancellation. In August 2013, the September 2008 share buyback and September 2008—amended share buyback programs expired.

        A summary of the approved share buyback programs are shown in the following table (in thousands, excluding transaction costs).

	Approved		Repurchased
Share Buyback Program	Shares	Amounts	Shares	Amounts
March 2014	17,311	$250,000	—	—
September 2008—amended(1)	28,465	177,030	18,500	$170,714
September 2008(1)	8,344	250,000	7,609	73,134

	54,120	$677,030	26,109	$243,848

(1)
Expired in August 2013

        During fiscal year 2013, 8.6 million shares were repurchased for $87.8 million and during fiscal year 2012, 17.5 million shares were repurchased for $156.0 million. There were no share repurchases during fiscal year 2014. During fiscal year 2013, 18.5 million of the repurchased shares were cancelled.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2013 (As Revised)	$(73,783)	$(21,856)	$510	$(95,129)
Other comprehensive income (loss)	2,784	7,568	(1,025)	9,327

March 31, 2014	$(70,999)	$(14,288)	$(515)	$(85,802)

(1)
Net of tax of $192 as of March 31, 2014 and $315 as of March 31, 2013.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment Information

        The Company has two reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment encompasses the design, manufacturing and marketing of Lifesize video conferencing products, infrastructure and services for the enterprise, public sector and other business markets. The Company's reporting segments do not record revenue on sales between segments as such sales are not material.

        Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech's Chief Executive Officer ("CEO"), who is considered to be the Company's Chief Operating Decision Maker ("CODM"). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as "other income (expense)." Assets by operating segment are not presented since the Company does not present such data to the CODM.

        Net sales and operating income (loss) for the Company's operating segments were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised	As Restated
Net sales:
Peripherals	$2,008,028	$1,962,237	$2,168,742
Video conferencing	120,685	137,040	147,461

	$2,128,713	$2,099,277	$2,316,203

Segment operating income (loss):
Peripherals(1)	$131,326	$25,829	$180,167
Video conferencing(1)	(12,023)	(229,097)	(7,442)

	119,303	(203,268)	172,725
Other income (expense):
Share-based compensation	(25,546)	(25,198)	(31,529)
Amortization of intangibles	(17,771)	(23,571)	(27,198)
Interest income (expense), net	(397)	907	2,674
Other income (expense), net	1,993	(2,198)	7,655

Income (loss) before income taxes	$77,582	$(253,328)	$124,327

(1)
Peripherals operating results include $8.0 million, $39.5 million, and $0 of restructuring charges during fiscal year 2014, 2013, and 2012 respectively and $2.2 million of impairment of other assets during fiscal year 2013. Video Conferencing operating results include $5.8 million, $4.2 million, and $0 of restructuring charges for fiscal year 2014, 2013, and 2012 respectively and $214.5 million of goodwill impairment charge for fiscal year 2013.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment Information (Continued)

        Net sales by product categories, excluding intercompany transactions, were as follows (in thousands):

	Years Ended March 31,
	2014	2013(1)	2012(1)
		As Revised
Peripherals:
PC Gaming	$186,926	$144,512	$186,190
Tablet & Other Accessories	172,484	119,856	44,326
Mobile Speakers	87,414	33,408	21,969

Growth:	446,824	297,776	252,485

Pointing Devices	506,884	521,083	559,366
PC Keyboards & Desktops	415,512	399,144	383,697
Audio-PC &Wearables	255,573	292,245	339,394
Video	137,115	153,060	196,662
Remotes	67,371	71,641	91,000

Profit Maximization:	1,382,455	1,437,173	1,570,119

Other	37,000	86,102	160,179

Non-Strategic:	37,000	86,102	160,179

OEM	141,749	141,186	185,959

	2,008,028	1,962,237	2,168,742
Video conferencing	120,685	137,040	147,461

	$2,128,713	$2,099,277	$2,316,203

(1)
Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

        Geographic net sales information in the table below is based on the customers' location. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

        Net sales to unaffiliated customers by geographic region for fiscal years 2014, 2013 and 2012 (based on the customers' location) were as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
		As Revised
Americas	$859,893	$808,618	$879,076
EMEA	767,017	799,075	897,557
Asia Pacific	501,803	491,584	539,570

	$2,128,713	$2,099,277	$2,316,203

        Net sales are attributed to countries on the basis of the customers' locations. The United States represented 35%, 33% and 34% of net sales for the fiscal years 2014, 2013 and 2012, respectively. No other single country represented more than 10% of net sales during these periods. Revenues from net sales to

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Segment Information (Continued)

customers in Switzerland, the Company's home domicile, represented 2% of net sales for fiscal years 2014, 2013 and 2012. In fiscal years 2014, 2013 and 2012, one customer in the peripherals operating segment represented 14%, 11% and 14% of net sales, respectively. As of March 31, 2014 and 2013, one customer in the peripherals operating segment represented 14% of total accounts receivable.

        Long-lived assets by geographic region were as follows (in thousands):

	March 31,
	2014	2013
		As Revised
Americas	$45,166	$45,518
EMEA	5,154	8,093
Asia Pacific	38,071	40,110

	$88,391	$93,721

        Long-lived assets in the United States and China was $44.9 million and $31.9 million at March 31, 2014, respectively, and $45.5 million and $32.2 million at March 31, 2013, respectively. No other countries represented more than 10% of the Company's total consolidated long-lived assets at March 31, 2014 and 2013. Long-lived assets in Switzerland, the Company's home domicile, were $1.6 million and $3.6 million at March 31, 2014 and 2013.

Note 15—Restructuring

        The following table summarizes restructuring related activities during fiscal year 2014 and 2013 (in thousands):

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
March 31, 2012	$—	$—	$—	$—
Charges	41,088	1,308	1,308	43,704
Cash payments	(27,768)	(1,233)	(1,322)	(30,323)
Foreign exchange impact	63	—	14	77

March 31, 2013	13,383	75	—	13,458
Charges	6,463	7,348	—	13,811
Adjustment for deferred rent	—	1,450	—	1,450
Cash payments	(19,534)	(1,454)	—	(20,988)
Foreign exchange impact	(170)	—	—	(170)

March 31, 2014	$142	$7,419	$—	$7,561

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Restructuring (Continued)

        During the second quarter of fiscal year 2014, the Company implemented a restructuring plan solely affecting its video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $5.0 million in termination benefits and $0.6 million in lease exit costs. The Company substantially completed this restructuring plan by March 31, 2014.

        During the fourth quarter of fiscal year 2013, the Company implemented a restructuring plan to align its organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $1.5 million in termination benefits and $6.7 million in lease exit costs, $5.4 million of which pertains to the consolidation of the Company's Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014. During fiscal year 2013, restructuring charges under this plan included $15.2 million in termination benefits. In addition, charges of $0.9 million related to the discontinuance of certain product development efforts were included in cost of goods sold and a $1.2 million charge from the re-measurement of its Swiss and Taiwan defined benefit pension plans caused by the number of plan participants affected by this restructuring, which was not included in the restructuring charges since it related to prior services. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2014.

        During the first quarter of fiscal year 2013, the Company implemented a restructuring plan to simplify its organization, better align its costs with its current business and to free up resources to pursue growth opportunities. A majority of the restructuring activity was completed during the first quarter of fiscal year 2013. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. During fiscal year 2013, restructuring charges under this plan included $25.9 million in termination benefits, $1.3 million in legal, consulting, and other costs as a result of the terminations, and $1.3 million in lease exit costs associated with the closure of existing facilities. Termination benefits are calculated based on regional benefit practices and local statutory requirements. In addition, charges of $3.0 million related to the discontinuance of certain product development efforts were included in cost of goods sold and a $2.2 million charge from the re-measurement of its Swiss defined benefit pension plan caused by the number of plan participants affected by this restructuring, which was not included in the restructuring charges since it related to prior services. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2013.

        Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

LOGITECH INTERNATIONAL S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent events

Repurchase of ESPP Awards

        The Company was not current with its periodic reports required to be filed with the SEC and was therefore unable to issue any shares under its Registration Statements on Form S-8 after July 31, 2014. Given the proximity of the unavailability of those registration statements and the end of the current ESPP offering period, also on July 31, 2014, the Compensation Committee authorized the termination of the current ESPP offering period and a one-time payment to each participant in an amount equal to the fifteen percent (15%) discount at which shares would otherwise have been repurchased pursuant to the current period of the ESPPs. This one-time payment was accounted for as a repurchase of equity awards that reduced additional paid-in capital, resulting in no additional compensation cost. Given the unavailability of the Company's Registration Statements on Form S-8, no new ESPP offering periods were initiated since July 31, 2014.

Dividend

        On November 12, 2014, the Board approved, subject to approval by the Company's shareholders and other Swiss statutory requirements, a dividend of CHF 0.2625 per share.

LOGITECH INTERNATIONAL S.A.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA
(unaudited)

        The following table contains selected unaudited quarterly financial data for fiscal years 2014 and 2013 (in thousands, except per share amounts). See tables below for details of the correcting adjustments relating to these periods:

	Year ended March 31, 2014				Year ended March 31, 2013
	Q1	Q2(5)	Q3	Q4(6)	Q1(1)	Q2	Q3(2)	Q4(1)(3)
	As revised	As revised	As revised		As revised	As revised	As revised	As revised
Net sales	$478,530	$531,143	$628,719	$490,321	$468,604	$547,693	$614,500	$468,481
Cost of goods sold	309,268	348,181	414,418	328,977	323,297	351,887	405,051	309,408

Gross profit	169,262	182,962	214,301	161,344	145,307	195,806	209,449	159,073

Operating expenses:
Marketing and selling	101,093	93,451	94,273	90,930	101,021	110,603	112,792	107,469
Research and development	36,527	37,485	34,577	30,796	39,120	38,181	40,572	37,139
General and administrative	29,077	29,172	31,998	28,693	32,583	26,014	26,432	29,352
Impairment of goodwill and other assets	—	—	—	—	—	—	211,000	5,688
Restructuring charges/(credits)	2,334	5,465	822	5,190	30,571	(2,015)	(358)	15,506

Total operating expenses	169,031	165,573	161,670	155,609	203,295	172,783	390,438	195,154

Operating income (loss)	231	17,389	52,631	5,735	(57,988)	23,023	(180,989)	(36,081)
Interest income (expense), net	(23)	183	(1,022)	465	384	153	114	255
Other income (expense), net	217	62	1,082	632	(159)	(509)	(3,670)	2,139

Income (loss) before income taxes	425	17,634	52,691	6,832	(57,763)	22,667	(184,545)	(33,687)
Provision for (benefit from) income taxes	(801)	3,058	4,807	(3,786)	(6,910)	(31,081)	11,367	814

Net income (loss)	$1,226	$14,576	$47,884	$10,618	$(50,853)	$53,748	$(195,912)	$(34,501)

Net income (loss) per share(4):
Basic	$0.01	$0.09	$0.30	$0.07	$(0.32)	$0.34	$(1.24)	$(0.22)
Diluted	$0.01	$0.09	$0.29	$0.06	$(0.32)	$0.34	$(1.24)	$(0.22)
Shares used to compute net income (loss) per share :
Basic	159,298	159,969	160,871	162,255	160,733	156,736	157,706	158,716
Diluted	160,281	161,183	163,388	165,766	160,733	157,932	157,706	158,716

(1)
During the first and fourth quarters of fiscal year 2013, the Company announced restructuring plans intended align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related product and enhancing global operational efficiencies.

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

(6)
The Company incurred $5.4 million of restructuring charges related to lease exit costs which pertains to the consolidation our Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014.

Consolidated Statements of Operations.

        The following tables present the impact of the correcting adjustments on the Company's previously-reported consolidated statements of operations for the first three quarters of fiscal year 2014, all quarters of fiscal year 2013 and the first quarter of fiscal year 2012 (in thousands):

	Quarter ended June 30, 2013				Quarter ended September 30, 2013
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
Net sales	$477,924	$606	(4)	$478,530	$531,972	$(829	)(4)	$531,143
Cost of goods sold	309,569	165	(2)	309,268	348,559	181	(2)	348,181
		(466	)(4)			(559	)(4)

Gross profit	168,355	907		169,262	183,413	(451)		182,962

Operating expenses:
Marketing and selling	100,635	161	(2)	101,093	93,710	176	(2)	93,451
		297	(4)			(435	)(4)
Research and development	36,191	132	(2)	36,527	37,633	144	(2)	37,485
		204	(4)			(292	)(4)
General and administrative	29,148	87	(2)	29,077	29,395	95	(2)	29,172
		(158	)(4)			(318	)(4)
Restructuring charges	2,334	—		2,334	5,465	—		5,465

Total operating expenses	168,308	723		169,031	166,203	(630)		165,573

Operating income	47	184		231	17,210	179		17,389
Interest income (expense), net	(23)	—		(23)	183	—		183
Other income, net	217	—		217	62	—		62

Income before income taxes	241	184		425	17,455	179		17,634
Provision for (benefit from) income taxes	(802)	1	(4)	(801)	3,057	1	(4)	3,058

Net income	$1,043	$183		$1,226	$14,398	$178		$14,576

Net income per share:
Basic	$0.01	$—		$0.01	$0.09	$—		$0.09
Diluted	$0.01	$—		$0.01	$0.09	$—		$0.09
Shares used to compute net income per share:
Basic	159,298	—		159,298	159,969	—		159,969
Diluted	160,281	—		160,281	161,183	—		161,183

	Quarter ended December 31, 2013
	As Reported	Adjustments		As Revised
Net sales	$627,890	$829	(4)	$628,719
Cost of goods sold	414,528	229	(2)	414,418
		(339	)(4)

Gross profit	213,362	939		214,301

Operating expenses:
Marketing and selling	93,624	222	(2)	94,273
		427	(4)
Research and development	34,103	182	(2)	34,577
		292	(4)
General and administrative	31,560	120	(2)	31,998
		318	(4)
Restructuring charges	822	—		822

Total operating expenses	160,109	1,561		161,670

Operating income	53,253	(622)		52,631
Interest expense, net	(1,022)	—		(1,022)
Other income, net	1,082	—		1,082

Income before income taxes	53,313	(622)		52,691
Provision for income taxes	4,810	(3	)(4)	4,807

Net income	$48,503	$(619)		$47,884

Net income per share:
Basic	$0.30	$—		$0.30
Diluted	$0.30	$(0.01)		$0.29
Shares used to compute net income per share:
Basic	160,871	—		160,871
Diluted	163,388	—		163,388

	Quarter ended June 30, 2012				Quarter ended September 30, 2012
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
Net sales	$468,604	$—		$468,604	$547,693	$—		$547,693
Cost of goods sold	323,258	149	(2)	323,297	351,919	110	(2)	351,887
		(110	)(4)			(142	)(4)

Gross profit	145,346	(39)		145,307	195,774	32		195,806

Operating expenses:
Marketing and selling	100,897	145	(2)	101,021	110,522	107	(2)	110,603
		(21	)(4)			(26	)(4)
Research and development	39,023	118	(2)	39,120	38,114	88	(2)	38,181
		(21	)(4)			(21	)(4)
General and administrative	32,480	78	(2)	32,583	25,980	58	(2)	26,014
		25	(4)			(24	)(4)
Restructuring charges/(credits)	31,227	(656	)(4)	30,571	(2,671)	656	(4)	(2,015)

Total operating expenses	203,627	(332)		203,295	171,945	838		172,783

Operating income (loss)	(58,281)	293		(57,988)	23,829	(806)		23,023
Interest income, net	384	—		384	153	—		153
Other expense, net	(159)	—		(159)	(509)	—		(509)

Income (loss) before income taxes	(58,056)	293		(57,763)	23,473	(806)		22,667
Benefit from income taxes	(6,910)	—		(6,910)	(31,076)	(5	)(4)	(31,081)

Net income (loss)	$(51,146)	$293		$(50,853)	$54,549	$(801)		$53,748

Net income (loss) per share:
Basic	$(0.32)	$—		$(0.32)	$0.35	$(0.01)		$0.34
Diluted	$(0.32)	$—		$(0.32)	$0.35	$(0.01)		$0.34
Shares used to compute net income (loss) per share:
Basic	160,733	—		160,733	156,736	—		156,736
Diluted	160,733	—		160,733	157,932	—		157,932

	Quarter ended December 31, 2012				Quarter ended March 31, 2013
	As Reported	Adjustments		As Revised	As Reported	Adjustments		As Revised
Net sales	$614,500	$—		$614,500	$469,087	$(606	)(4)	$468,481
Cost of goods sold	404,695	120	(2)	405,051	309,854	29	(2)	309,408
		236	(4)			(475	)(4)

Gross profit	209,805	(356)		209,449	159,233	(160)		159,073

Operating expenses:
Marketing and selling	112,698	116	(2)	112,792	107,480	28	(2)	107,469
		(22	)(4)			(39	)(4)
Research and development	40,488	95	(2)	40,572	36,582	23	(2)	37,139
		(11	)(4)			534	(4)
General and administrative	26,382	63	(2)	26,432	28,982	15	(2)	29,352
		(13	)(4)			355	(4)
Impairment of goodwill and others	211,000	—		211,000	5,688	—		5,688
Restructuring charges/(credits)	(358)	—		(358)	15,506	—		15,506

Total operating expenses	390,210	228		390,438	194,238	916		195,154

Operating loss	(180,405)	(584)		(180,989)	(35,005)	(1,076)		(36,081)
Interest income, net	114	—		114	255	—		255
Other income (expense), net	(3,670)	—		(3,670)	2,139	—		2,139

Loss before income taxes	(183,961)	(584)		(184,545)	(32,611)	(1,076)		(33,687)
Provision for income taxes	11,370	(3	)(4)	11,367	1,028	(214	)(4)	814

Net loss	$(195,331)	$(581)		$(195,912)	$(33,639)	$(862)		$(34,501)

Net loss per share:
Basic	$(1.24)	$—		$(1.24)	$(0.21)	$(0.01)		$(0.22)
Diluted	$(1.24)	$—		$(1.24)	$(0.21)	$(0.01)		$(0.22)
Shares used to compute net loss per share:
Basic	157,706	—		157,706	158,716	—		158,716
Diluted	157,706	—		157,706	158,716	—		158,716

Adjustments (1), (2), (3), and (4) in the above unaudited quarterly financial data tables are explained in Part II, Item 6, Selected Financial Data.

Consolidated Financial Statements for the three months period ended June 30, 2011

        The following tables present the impact of correcting adjustments on the Company's previously-reported consolidated statements of operations for the three months ended June 30, 2011, consolidated balance sheet as of June 30, 2011 and consolidated statements of cash flows for the three months ended June 30, 2011. Adjustments (1), (2), and (3) in the below consolidated financial data are explained in Part II, Item 6, Selected Financial Data. Adjustment (4) in the below consolidated financial data reflect an adjustment of $0.4 million to increase the Company's warranty accrual and an adjustment to increase amortization of intangibles by $0.2 million, and adjustment of classification of gains from the sales of property, plant and equipment included in our Fiscal Year 2013 Annual Report on Form 10-K/A filed on August 7, 2013 as well as other immaterial correcting adjustments explained in Part II, Item 6, Selected Financial Data.

	Three months ended June 30, 2011
	As Reported*	Adjustments		As Restated
Net sales	$480,441	$—		$480,441
Cost of goods sold	354,834	(34,074	)(1)	321,693
		1,294	(3)
		(361	)(4)

Gross profit	125,607	33,141		158,748

Operating expenses:
Marketing and selling	99,793	(902	)(4)	98,891
Research and development	39,981	41	(4)	40,022
General and administrative	30,865	(4,769	)(4)	26,096
Impairment of goodwill and other assets	—	—		—
Restructuring charges	—	—		—

Total operating expenses	170,639	(5,630)		165,009

Operating loss	(45,032)	38,771		(6,261)
Interest income, net	690	—		690
Other income, net	5,191	(4,904	)(4)	287

Loss before income taxes	(39,151)	33,867		(5,284)
Benefit from income taxes	(9,545)	152	(4)	(9,393)

Net income (loss)	(29,606)	33,715		4,109

Net income (loss) per share:
Basic	$(0.17)	$0.19		$0.02
Diluted	$(0.17)	$0.19		$0.02
Shares used to compute net income (loss) per share:
Basic	179,331	—		179,331
Diluted	179,331	752		180,083

	June 30, 2011
	As Reported*	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$476,367	$—		$476,367
Accounts receivable, net	241,456	—		241,456
Inventories	317,548	3,044	(1)	320,592
Other current assets	90,117	1,010	(4)	91,127

Total current assets	1,125,488	4,054		1,129,542
Non-recurring assets:
Property, plant and equipment, net	81,236	7,930	(2)	89,166
Goodwill	547,184	—		547,184
Other intangible assets	67,986	(1,046	)(4)	66,940
Other assets	71,183	(3,068	)(4)	68,115

Total assets	$1,893,077	$7,870		$1,900,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$328,305	(975	)(4)	327,330
Accrued and other current liabilities	189,374	11,642	(4)	201,016

Total current liabilities	517,679	10,667		528,346
Non-current liabilities	189,059	11,850	(4)	200,909

Total liabilities	$706,738	$22,517		$729,255

Commitments and contingencies
Shareholders' equity:
Registered shares, CHF 0.25 par value:
Issued and authorized shares—191,606 at June 30, 2011	—	—		—
Conditionally authorized shares—50,000 at June 30, 2011	$33,370	—		33,370
Additional paid-in capital	6,952	(3,472	)(4)	3,480
Less: shares in treasury, at cost—12,236 at June 30, 2011	(260,938)	—		(260,938)
Retained earnings	1,484,562	3,344	(1)	1,473,916
		7,930	(2)
		(21,920	)(4)
Accumulated other comprehensive loss	(77,607)	(529)		(78,136)

Total shareholders' equity	1,186,339	(14,647)		1,171,692

Total liabilities and shareholders' equity	$1,893,077	$7,870		$1,900,947

	Three months ended June 30, 2011
	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$(29,606)	$34,074	(1)	$4,109
		(1,294	)(3)
		935	(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,172	1,630	(2)	14,961
		159	(4)
Amortization of other intangible assets	6,630	166	(4)	6,796
Share-based compensation expense	9,715	—		9,715
Gain on disposal of property, plant and equipment	(4,904)	—		(4,904)
Inventory valuation adjustment	34,074	(34,074	)(1)	—
Excess tax benefits from share-based compensation	(24)	—		(24)
Deferred income taxes and other	(13,701)	639	(4)	(13,062)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,097	—		19,097
Inventories	(54,783)	—		(54,783)
Other assets	(6,015)	957	(4)	(5,058)
Accounts payable	29,346	(17	)(4)	29,329
Accrued and other liabilities	743	(1,545	)(4)	(802)

Net cash provided by operating activities	3,744	1,630		5,374

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,561)	(1,630	)(2)	(12,191)
Proceeds from sales of property and plant	4,904	—		4,904
Purchases of trading investments	(3,545)	—		(3,545)
Proceeds from sales of trading investments	3,500	—		3,500

Net cash used in investing activities	(5,702)	(1,630)		(7,332)

Cash flows from financing activities:
Proceeds from sales of shares upon exercise of options and purchase rights	607	—		607
Tax withholdings related to net share settlements of restricted stock units	(176)	—		(176)
Excess tax benefits from share-based compensation	24	—		24

Net cash used in financing activities	455	—		455

Effect of exchange rate changes on cash and cash equivalents	(61)	—		(61)

Net increase (decrease) in cash and cash equivalents	(1,564)	—		(1,564)

Cash and cash equivalents at beginning of period	477,931	—		477,931

Cash and cash equivalents at end of period	$476,367	$—		$476,367

*
"As Reported" numbers in the above tables are derived from the Company's previously issued Quarterly Report on Form 10-Q filed on August 8, 2011.

Schedule II

LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2014, 2013 and 2012 (in thousands)

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

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations	Claims and Adjustments Applied Against Allowances	Balance at End of Year
Allowance for doubtful accounts:
2014	$2,153	$656	$(1,097)	$1,712
2013	2,472	$(107)	$(212)	$2,153
2012	4,086	$(592)	$(1,022)	$2,472
Allowance for sales returns:
2014	$21,883	$59,483	$(61,894)	$19,472
2013	24,599	$61,315	$(64,031)	$21,883
2012	29,666	$72,543	$(77,610)	$24,599
Allowances for cooperative marketing arrangements:
2014	$24,160	$102,751	$(102,776)	$24,135
2013	24,109	$96,278	$(96,227)	$24,160
2012	28,669	$101,557	$(106,117)	$24,109
Allowances for customer incentive programs:
2014	$42,857	$106,810	$(108,267)	$41,400
2013	42,262	$94,313	$(93,718)	$42,857
2012	52,358	$108,683	$(118,779)	$42,262
Allowances for pricing programs:
2014	$55,858	$221,702	$(208,114)	$69,446
2013 (As revised)	60,371	$182,916	$(187,429)	$55,858
2012	62,258	$196,808	$(198,695)	$60,371
Tax valuation allowances:
2014	$6,014	$515	$(1,657)	$4,872
2013	2,205	$3,865	$(56)	$6,014
2012	2,309	$—	$(104)	$2,205