Form 10-Q
period 2014-06-30
LOGITECH INTERNATIONAL SA
filed 2014-11-14
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of November 10, 2014 there were 163,259,279 shares of the Registrant’s share capital outstanding.

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

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	June 30,
	2014	2013

Net sales	$482,203	$478,530
Cost of goods sold	300,450	309,268
Gross profit	181,753	169,262

Operating expenses:
Marketing and selling	91,045	101,093
Research and development	31,316	36,527
General and administrative	36,680	29,077
Restructuring charges, net	—	2,334
Total operating expenses	159,041	169,031
Operating income	22,712	231
Interest income (expense), net	258	(23)
Other income (expense), net	(198)	217
Income before income taxes	22,772	425
Provision for (benefit from) income taxes	3,096	(801)
Net income	$19,676	$1,226

Net income per share:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

Shares used to compute net income per share :
Basic	163,012	159,298
Diluted	165,833	160,281

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended
	June 30,
	2014	2013

Net income	$19,676	$1,226

Other comprehensive income:
Foreign currency translation gain	201	699
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	139	565
Amortization included in operating expenses	113	1,085
Hedging gain (loss):
Unrealized hedging gain (loss)	248	(913)
Reclassification of hedging gain included in cost of goods sold	400	278
Other comprehensive income:	1,101	1,714
Total comprehensive income	$20,777	$2,940

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 30,	March 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$484,981	$469,412
Accounts receivable, net	219,022	182,029
Inventories	240,357	222,402
Other current assets	63,418	59,157
Total current assets	1,007,778	933,000
Non-current assets:
Property, plant and equipment, net	89,966	88,391
Goodwill	344,842	345,010
Other intangible assets	7,724	10,529
Other assets	65,167	74,460
Total assets	$1,515,477	$1,451,390
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$285,484	$242,815
Accrued and other current liabilities	213,087	211,972
Total current liabilities	498,571	454,787
Non-current liabilities:
Income taxes payable	84,282	93,126
Other non-current liabilities	99,916	99,349
Total liabilities	682,769	647,262

Commitments and contingencies (note 11)

Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares — 173,106 at June 30, 2014 and March 31, 2014
Conditionally authorized shares — 50,000 at June 30, 2014 and March 31, 2014
Additional paid-in capital	4,416	—
Less shares in treasury, at cost —10,022 at June 30, 2014 and 10,206 at March 31, 2014	(113,123)	(116,510)
Retained earnings	995,968	976,292
Accumulated other comprehensive loss	(84,701)	(85,802)
Total shareholders’ equity	832,708	804,128
Total liabilities and shareholders’ equity	$1,515,477	$1,451,390

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	June 30,
	2014	2013

Operating activities:
Net income	$19,676	$1,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,951	11,131
Amortization of other intangible assets	2,782	5,264
Share-based compensation expense	6,938	4,390
Impairment of investments	—	370
Loss on disposal of property, plant and equipment	22	2,311
Excess tax benefits from share-based compensation	(381)	—
Deferred income taxes	(1,832)	(3,416)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(36,663)	(39,505)
Inventories	(18,463)	(28,286)
Other assets	(2,063)	(1,770)
Accounts payable	40,775	32,970
Accrued and other liabilities	7,016	15,156
Net cash provided by (used in) operating activities	27,758	(159)

Investing activities:
Purchases of property, plant and equipment	(11,243)	(14,356)
Investments in privately held companies	(1,050)	—
Acquisitions, net of cash acquired	—	(650)
Purchase of trading investments	(454)	(4,406)
Proceeds from sales of trading investments	506	4,748
Net cash used in investing activities	(12,241)	(14,664)

Financing activities:
Contingent consideration related to prior acquisition	(100)	—
Proceeds from sales of shares upon exercise of options and purchase rights	574	12
Tax withholdings related to net share settlements of restricted stock units	(695)	(215)
Excess tax benefits from share-based compensation	381	—
Net cash provided by (used in) financing activities	160	(203)

Effect of exchange rate changes on cash and cash equivalents	(108)	59
Net increase (decrease) in cash and cash equivalents	15,569	(14,967)
Cash and cash equivalents, beginning of the period	469,412	333,824
Cash and cash equivalents, end of the period	$484,981	$318,857

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,459	$1,422

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity

March 31, 2013	173,106	$30,148	—	13,855	$(179,990)	$966,924	$(95,129)	$721,953
Total comprehensive income	—	—	—	—	—	1,226	1,714	2,940
Tax effects from share-based awards	—	—	(463)	—	—	—	—	(463)
Sales of shares upon exercise of options and purchase rights	—	—	(78)	(5)	90	—	—	12
Issuance of shares upon vesting of restricted stock units	—	—	(1,245)	(61)	1,028	—	—	(217)
Share-based compensation expense	—	—	4,402	—	—	—	—	4,402
June 30, 2013	173,106	$30,148	$2,616	13,789	$(178,872)	$968,150	$(93,415)	$728,627

March 31, 2014	173,106	$30,148	—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income	—	—	—	—	—	19,676	1,101	20,777
Tax effects from share-based awards	—	—	861	—	—	—	—	861
Sales of shares upon exercise of options and purchase rights	—	—	(399)	(53)	973	—	—	574
Issuance of shares upon vesting of restricted stock units	—	—	(3,109)	(131)	2,414	—	—	(695)
Share-based compensation expense	—	—	7,063	—	—	—	—	7,063
June 30, 2014	173,106	$30,148	$4,416	10,022	$(113,123)	$995,968	$(84,701)	$832,708

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

The Company sells its peripherals products to a network of distributors, retailers and original equipment manufacturers (“OEMs”). The Company sells its video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. The large majority of the Company’s net sales have historically been derived from peripherals products for use by consumers.

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

Note 2 — Revision of Previously-Issued Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for three months ended June 30, 2013 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three months ended June 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Consolidated Statement of Operations.

The following table presents the impact of the correcting adjustments on the Company’s previously-reported consolidated statement of operations for the three months ended June 30, 2013, (in thousands, except per share amounts):

	Three months ended June 30, 2013
	As Reported	Adjustments *	As Revised

Net sales	$477,924	$606	$478,530
Cost of goods sold	309,569	(301)	309,268
Gross profit	168,355	907	169,262
Operating expenses:
Marketing and selling	100,635	458	101,093
Research and development	36,191	336	36,527
General and administrative	29,148	(71)	29,077
Restructuring charges	2,334	—	2,334
Total operating expenses	168,308	723	169,031
Operating income	47	184	231
Interest expense	(23)	—	(23)
Other income	217	—	217
Income before income taxes	241	184	425
Benefit from income taxes	(802)	1	(801)
Net income	$1,043	$183	$1,226

Net income per share:
Basic	$0.01	$—	$0.01
Diluted	$0.01	$—	$0.01
Shares used to compute net income per share:
Basic	159,298	—	159,298
Diluted	160,281	—	160,281

* The adjustments included in these financial statements for the three months ended June 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Consolidated Statement of Comprehensive Income

The following table presents the impact of the correcting adjustments on the Company’s previously-reported consolidated statement of comprehensive income for the three months ended June 30, 2013, (in thousands):

	Three Months Ended
	June 30, 2013
	As Reported	Adjustments *	As Revised

Net income	$1,043	$183	$1,226

Other comprehensive income (loss):

Foreign currency translation gain	101	598	699
Defined benefit pension plans:
Net (loss) gain and prior service costs, net of taxes	(196)	761	565
Reclass of amortization included in operating expenses	306	779	1,085
Hedging gain (loss):
Unrealized hedging loss	(913)	—	(913)
Reclass of hedging gain included in cost of goods sold	278	—	278
Other comprehensive income (loss):	(424)	2,138	1,714
Total comprehensive income	$619	$2,321	$2,940

* The adjustments included in these financial statements for the three months ended June 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Consolidated Statement of Cash Flows

The following table presents the impact of the correcting adjustments on the Company’s previously-reported consolidated statement of cash flows for the three months ended June 30, 2013, (in thousands):

	Three months ended June 30, 2013
	As Reported	Adjustments *	As Revised

Cash flows from operating activities:
Net income	$1,043	$183	$1,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,139	992	11,131
Amortization of other intangible assets	5,264	—	5,264
Share-based compensation expense	4,390	—	4,390
Impairment of investments	370	—	370
Loss on disposal of property,plant and equipment	2,311	—	2,311
Deferred income taxes and other	(3,416)	—	(3,416)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38,899)	(606)	(39,505)
Inventories	(28,052)	(234)	(28,286)
Other assets	(1,770)	—	(1,770)
Accounts payable	33,580	(610)	32,970
Accrued and other liabilities	13,733	1,423	15,156
Net cash used in operating activities	(1,307)	1,148	(159)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,208)	(1,148)	(14,356)
Acquisitions, net of cash acquired	(650)	—	(650)
Purchases of trading investments	(4,406)	—	(4,406)
Proceeds from sales of trading investments	4,748	—	4,748
Net cash used in investing activities	(13,516)	(1,148)	(14,664)

Cash flows from financing activities:
Proceeds from sales of shares upon exercise of options and purchase rights	12	—	12
Tax withholdings related to net share settlements of restricted stock units	(215)	—	(215)
Net cash used in financing activities	(203)	—	(203)
Effect of exchange rate changes on cash and cash equivalents	59	—	59
Net decrease in cash and cash equivalents	(14,967)	—	(14,967)
Cash and cash equivalents at beginning of period	333,824	—	333,824
Cash and cash equivalents at end of period	$318,857	$—	$318,857

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$1,422	—	$1,422

* The adjustments included in these financial statements for the three months ended June 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2014, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.  In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2014 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard will be effective for the Company beginning April 1, 2017.  Early application is prohibited.  The Company is currently evaluating the impact that adopting this new guidance will have on its consolidated financial statements.

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2014	2013

Net income	$19,676	$1,226

Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,012	159,298
Effect of potentially dilutive equivalent shares	2,821	983
Weighted average shares outstanding - diluted	165,833	160,281

Net income per share:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

As of June 30, 2014 and 2013, 9,947,880 and 19,455,154 share equivalents attributable to outstanding stock options, RSUs, and ESPP were excluded from the calculation of diluted net income per share because to do so would have been anti-dilutive for the periods indicated.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2014, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). Please refer to our fiscal year 2014 Form 10-K for additional information regarding the Employee Share Purchase Plans and Stock Incentive Plans.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Cost of goods sold	$538	$577
Marketing and selling	2,556	1,906
Research and development	844	1,094
General and administrative	3,000	813
Total share-based compensation expense	6,938	4,390
Income tax benefit	(1,184)	(875)
Total share-based compensation expense, net of income tax	$5,754	$3,515

During the three months ended June 30, 2014 and 2013, the Company capitalized $0.5 million and $0.4 million, respectively, of stock-based compensation expenses as inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended June 30, 2014 and 2013 were $1.6 million and $1.7 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.  The cost recorded of $2.0 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income (loss) before taxes and the provision for and (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2014 was $3.1 million based on an effective income tax rate of 13.6% of pre-tax income, compared to an income tax benefit of $0.8 million based on an effective income tax rate of (188.5%) of pre-tax income for the three months ended June 30, 2013.  The change in the effective income tax rate for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

As of June 30 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $91.8 million and $91.0 million, respectively, of which $86.8 million and $86.1 million, respectively, would affect the effective income tax rate if recognized.

As of June 30, 2014, the Company had $84.3 million in non-current income taxes payable and $0.3 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions.  As of March 31, 2014, the Company had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable.

During the quarter ended June 30, 2014, the Company adopted ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.  In that case, the unrecognized tax benefit should be presented in the financial statements as a liability instead and should not be netted with the deferred tax asset.  This accounting standard became effective for the Company on April 1, 2014 and was applied prospectively to unrecognized tax benefits that existed as of the effective date.  Upon adoption of this guidance, the Company netted $9.8 million of unrecognized tax benefits previously presented as non-current income taxes payable as a reduction to non-current deferred tax assets for tax credit carryforwards.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2014, the Company had $5.7 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions, respectively.

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

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2015, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies. Excluding these factors, uncertain tax positions may decrease by as much as $15.0 million to $17.3 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30, 2014 and March 31, 2014 (in thousands):

	June 30,	March 31,
	2014	2014
Accounts receivable:
Accounts receivable	$387,502	$338,194
Allowance for doubtful accounts	(1,657)	(1,712)
Allowance for sales returns	(17,301)	(19,472)
Allowance for cooperative marketing arrangements	(31,928)	(24,135)
Allowance for customer incentive programs	(45,116)	(41,400)
Allowance for pricing programs	(72,478)	(69,446)
	$219,022	$182,029

Inventories:
Raw materials	$22,194	$24,031
Work-in-process	31	42
Finished goods	218,132	198,329
	$240,357	$222,402

Other current assets:
Income tax and value-added tax receivables	$16,908	$18,252
Deferred tax assets	29,410	27,013
Prepaid expenses and other assets	17,100	13,892
	$63,418	$59,157

Property, plant and equipment, net:
Plant, buildings and improvements	$71,039	$69,897
Equipment	138,396	134,975
Computer equipment	40,182	40,610
Software	81,210	81,179
	330,827	326,661
Less accumulated depreciation and amortization	(263,116)	(256,424)
	67,711	70,237
Construction-in-process	19,430	15,362
Land	2,825	2,792
	$89,966	$88,391

Other assets:
Deferred tax assets	$41,648	$52,883
Trading investments	17,559	16,611
Other assets	5,960	4,966
	$65,167	$74,460

The following table presents the components of certain balance sheet liability amounts as of June 30, 2014 and March 31, 2014 (in thousands):

	June 30,	March 31,
	2014	2014
Accrued and other current liabilities:
Accrued personnel expenses	$55,386	$55,165
Accrued marketing expenses	13,456	12,844
Indirect customer incentive programs	30,592	31,737
Accrued restructuring	2,033	2,121
Deferred revenue	21,500	22,529
Accrued freight and duty	6,845	6,276
Value-added taxes payable	7,289	9,354
Accrued royalties	2,266	2,653
Warranty accrual	13,338	13,905
Employee benefit plan obligation	1,129	1,100
Income taxes payable	5,556	7,701
Other current liabilities	53,697	46,587
	$213,087	$211,972

Non-current liabilities:

Warranty accrual	$10,082	$10,475
Obligation for deferred compensation	17,559	16,611
Long term restructuring	5,065	5,440
Employee benefit plan obligation	37,859	37,899
Deferred rent	15,239	15,555
Deferred tax liability	2,174	2,304
Long term deferred revenue	10,211	9,350
Other non-current liabilities	1,727	1,715
	$99,916	$99,349

Note 8— Fair Value Measurements

Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2014		March 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	194,962	—	200,641	—
	$194,962	$—	$200,641	$—

Trading investments for deferred compensation plan:
Money market funds	$3,237	$—	$3,139	$—
Mutual funds	14,322	—	13,472	—
	$17,559	$—	$16,611	$—

Foreign exchange derivative assets	$—	$179	$—	$155

Foreign exchange derivative liabilities	$—	$287	$—	$701

There were no significant Level 3 financial assets during the three months ended June 30, 2014 and March 31, 2014.

Cash and Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at June 30, 2014 and March 31, 2014.

The marketable securities related to the deferred compensation plan are classified as non-current other assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust, which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term difference in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $17.6 million and $16.6 million as of June 30 and March 31, 2014, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Earnings, gains and losses on trading investments are included in other income (expense), net.

Derivative Financial Instruments

Under the agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company does not net settle transactions with a single net amount payable by one party to the other. In accordance with ASU 2011-11, the Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014.

The following table presents the fair values of the Company’s derivative instruments and their locations on its Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014 (in thousands):

	Derivatives
	Asset		Liability
	June 30,	March 31,	June 30,	March 31,
	2014	2014	2014	2014
Designed as hedging instruments:
Cash flow hedges	$40	$4	$3	$243

Not designed as hedging instruments:
Foreign exchange contracts	139	151	284	458
	$179	$155	$287	$701

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	June 30,
	Amount of		Amount of Loss
	Gain (Loss) Deferred as a		Reclassified from Accumulated		Amount of Gain (Loss)
	Component of Accumulated		Other Comprehensive Income to		Immediately Recognized in
	Other Comprehensive Income		Costs of Goods Sold		Other Income (Expense), Net
	2014	2013	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$648	$(635)	$400	$278	$(55)	$30

Not designed as hedging instruments:
Foreign exchange contracts	—	—	—	—	(419)	1,385
	$648	$(635)	$400	$278	$(474)	$1,415

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were immaterial during the three months ended June 30, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $57.9 million (€42.5 million) and $51.8 million (€37.6 million) at June 30, 2014 and March 31, 2014. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at June 30, 2014 and March 31, 2014 relating to foreign currency receivables or payables were $16.9 million and $23.2 million. Open forward contracts as of June 30, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese Dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at June 30, 2014 and March 31, 2014 were $26.9 million and $30.5 million. Swap contracts outstanding at June 30, 2014 consisted of contracts in Mexican pesos, Japanese yen and Australian dollars. Swap contracts outstanding at March 31, 2014 consisted of contracts in Mexican pesos, Japanese yen and Australian dollars.

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

There have been no events or circumstances during the three months ended June 30, 2014 that have required the Company to perform an interim assessment of goodwill.

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

The following table summarizes the activity in the Company’s goodwill balance during the three month ended June 30, 2014 (in thousands):

	June 30, 2014
		Video
	Peripherals	Conferencing	Total
Beginning of the period	$219,415	$125,595	$345,010
Foreign currency impact	—	(168)	(168)
End of the period	$219,415	$125,427	$344,842

For the three months ended June 30, 2014 and 2013, amortization expense for other intangible assets was $2.8 million and $5.3 million, respectively. The Company expects that amortization expense for the remaining nine months of fiscal year 2015 will be $5.6 million, and annual amortization expense for fiscal years 2016 and 2017 will be $1.9 million and $0.2 million, respectively.

Note 10— Financing Arrangements

The Company had several uncommitted, unsecured bank letters of credit aggregating $40 million as of June 30, 2014. There are no financial covenants under these letters of credit with which the Company must comply.  As of June 30, 2014, the Company had outstanding bank guarantees of $8.3 million under these letters of credit. The Company also had credit lines related to corporate credit cards totaling $6.9 million as of June 30, 2014. There are no financial covenants under these credit lines.

Note 11 — Commitments and Contingencies

Product Warranties

All of the Company’s peripherals products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly.

Changes in the Company’s warranty liability for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Beginning of the period	$24,380	$21,442
Provision	2,206	3,526
Settlements	(3,166)	(3,745)
Adjustment (1)	—	2,327
End of the period	$23,420	$23,550

(1)         During the three month period June 30, 2013, the warranty liability allocated to the Company’s - Remotes product category was reclassified from liabilities held for sale.

Purchase Commitments

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by September 30, 2014. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services. As of June 30, 2014, the Company’s outstanding purchase commitments had not materially changed since March 31, 2014.

Other Contingencies

The Company is subject to an ongoing formal investigation by the SEC, relating to issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal 2014 Form 10-K, revision to the Company’s financial statements concerning warranty accruals and amortization of intangible assets presented in the Company’s Form 10-K/A, filed on August 7, 2013, and the Company’s transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company is cooperating with the SEC in its ongoing investigation. The Company has entered into an agreement with the SEC to extend the statute of limitations. The Company cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

Logitech International S.A., the parent holding company, has issued several parent guarantees on behalf of its subsidiaries. The maximum potential future payment under the guarantee arrangements is limited to $80.0 million. As of June 30, 2014, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under a guarantee agreement. This guarantee does not specify a maximum amount. As of June 30, 2014, the amount of purchase obligations outstanding under this guarantee was immaterial. In addition, Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of June 30, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2014, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company’s business.

Note 12— Shareholders’ Equity

In March 2014, the Company’s Board of Directors approved a new share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

There were no share repurchases during the three months ended June 30, 2014 and 2013.  During the three months ended June 30, 2014, the Company was not current with its periodic reports required to be filed with the SEC and therefore lost its ability to buy back shares. The Company will regain its ability, once it is current with its SEC filings.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Cumulative	Defined	Deferred
	Translation	Benefit	Hedging
	Adjustment	Plan (1)	Gains (Losses)	Total
March 31, 2014	$(70,999)	$(14,288)	$(515)	$(85,802)
Other comprehensive income	201	252	648	1,101
June 30, 2014	$(70,798)	$(14,036)	$133	$(84,701)

(1)         Net of tax of $192 as of both June 30, 2014 and March 31, 2014.

Note 13 — Segment Information

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to Logitech’s Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other income (expense), net.” Assets by operating segment are not presented since the Company does not present such data to the CODM.

Net sales and operating income (loss) for the Company’s operating segments were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Net sales:
Peripherals	$456,446	$448,355
Video conferencing	25,757	30,175
	$482,203	$478,530

Segment operating income (loss):
Peripherals (1)	$33,567	$13,253
Video conferencing (1)	(1,135)	(3,368)
	32,432	9,885

Other income (expense):
Share-based compensation	(6,938)	(4,390)
Amortization of intangibles	(2,782)	(5,264)
Interest income (expense), net	258	(23)
Other income (expense), net	(198)	217
Income before income taxes	$22,772	$425

(1)         Peripherals operating results include $0 million and $2.3 million of restructuring charges during the three months ended June 30, 2014 and 2013, respectively. Video conferencing operating results include $0 million and $0 million of restructuring charges during the three months ended June 30, 2014 and 2013, respectively.

Net sales by product family, excluding intercompany transactions, were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013 (1)

Peripherals:
PC Gaming	$46,876	$40,213
Tablet & Other Accessories	31,716	38,559
Mobile Speakers	28,830	13,867
Growth:	107,422	92,639
Pointing Devices	113,042	114,651
PC Keyboards & Desktops	105,523	98,013
Audio-PC &Wearables	49,626	55,538
Video	34,576	30,940
Remotes	12,332	14,574
Profit Maximization:	315,099	313,716
Other	1,293	7,487
Non-Strategic:	1,293	7,487
OEM	32,632	34,513
	456,446	448,355
Video conferencing	25,757	30,175
	$482,203	$478,530

(1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Americas	$211,531	$201,059
EMEA	153,700	155,223
Asia Pacific	116,972	122,248
	$482,203	$478,530

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 37% and 36% of the Company’s total consolidated net sales for the three months ended June 30, 2014 and 2013, respectively. China represented 11% of the Company’s total consolidated net sales for the three months ended June 30, 2013. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% and 1% of the Company’s total consolidated net sales for the three months ended June 30, 2014 and 2013, respectively.  One customer group of the Company’s peripheral operating segment represented 15% and 13% of sales for the three months ended June 30, 2014 and 2013, respectively.  No other customers represented greater than 10% of sales for the three months ended June 30, 2014 and 2013.

Long-lived assets by geographic region were as follows (in thousands):

	June 30,	March 31,
	2014	2014

Americas	$47,343	$45,166
EMEA	4,753	5,154
Asia Pacific	37,870	38,071
	$89,966	$88,391

Long-lived assets in the United States and China were $47.1 million and $32.0 million, respectively at June 30, 2014 and $44.9 million and $31.9 million, respectively at March 31, 2014. No other countries represented more than 10% of the Company’s total consolidated long-lived assets at June 30, 2014 and March 31, 2014. Long-lived assets in Switzerland, the Company’s home domicile, were $1.7 million and $1.6 million at June 30, 2014 and March 31, 2014, respectively.

Note 14 — Subsequent Events

The Company was not current with its periodic reports required to be filed with the SEC and was therefore unable to issue any shares under its Registration Statements on Form S-8 after July 31, 2014. Given the proximity of the unavailability of those registration statements and the end of the current ESPP offering period, also on July 31, 2014, the Compensation Committee authorized the termination of the current ESPP offering period and a one-time payment to each participant in an amount equal to the fifteen percent (15%) discount at which shares would otherwise have been repurchased pursuant to the current period of the ESPPs. This one-time payment, totaling $1.1 million was accounted for as a repurchase of equity awards that reduced additional paid in capital, resulting in no additional compensation cost. Given the unavailability of the Company’s Registration Statements on Form S-8, no new ESPP offering periods were initiated during the three months ended September 30, 2014.

On November 12, 2014, the Board approved, subject to approval by the Company’s shareholders and other Swiss statutory requirements, a dividend of CHF 0.2625 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, video and video conferencing, digital home digital music and other computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, our expectations regarding competition from well-established consumer electronics companies in existing and new markets; the impact of our restructuring plan on future costs, expenses and financial performance and the timing thereof, our estimates of future charges related to our restructuring plan, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, remediation of our material weaknesses, our belief that our disclosure controls and procedures will become effective at the reasonable assurance level, the results of any inquiry of the SEC and/or potential litigation related to the restatement of our consolidated financial statements, and Logitech’s ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Our products for home and business PCs include mice, trackballs, keyboards, interactive gaming controllers, multimedia speakers, headsets and webcams. Our tablet accessory products include keyboards, keyboard cases and covers, and smartphone accessories. Our Internet communications products include webcams, conference cams and headsets. Our digital music products include wireless speakers, earphones, and custom in-ear monitors. Our gaming products include mice, keyboards, headsets and gaming controllers. For home entertainment and home control systems, we offer the Harmony line of advanced remote controls. Since fiscal year 2013, we have been exiting other non-strategic products, such as speaker docks and headphones, and continue to evaluate non-strategic products as part of our ongoing efforts to strengthen our overall portfolio.

Within our peripherals segment, we classify our retail product categories as growth, profit maximization and non-strategic. Our growth product categories are: PC Gaming, Tablet & Other Accessories, and Mobile Speakers. Our profit maximization categories are: Pointing Devices, PC Keyboards & Desktops, Audio-PC & Wearables, Video, and Remotes.

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

We sell our peripherals products to a network of retailers (direct sales to retailers, as well as indirect sales through distributors) and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 88% and 86% of our net sales for the three months ended June 30, 2014 and 2013. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 7% of our net sales for the three months ended June 30, 2014 and 2013.

Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a cloud based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of Lifesize products were 5% and 6% of our net sales in the three months ended June 30, 2014 and 2013.

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

There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 that are of significance, or potential significance to the Company.

Revision of Previously Issued Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for three months ended June 30, 2013 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three months ended June 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2014 increased 1% compared with the three months ended June 30, 2013, due to an increase in retail sales, offset by declines in OEM and video conferencing sales.

Retail sales during the three months ended June 30, 2014 increased 2% and retail units sold increased 4% compared with the three months ended June 30, 2013. We experienced increases of 8% in the Americas and a decrease of 3% in the Asia Pacific regions, and a decrease of 1% in the EMEA region.

OEM net sales decreased 5% and units sold decreased 12% in the three months ended June 30, 2014 compared with the preceding fiscal year. The decline was primarily due to overall weaker market conditions for pointing devices that were only partially offset by growth in Keyboards & Desktops.

Sales of video conferencing products, which were 5% and 6% of total net sales in the three months ended June 30, 2014 and 2013, decreased by 15% in the three months ended June 30, 2014, compared with the three months ended June 30, 2013.

Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. The decline in sales reflects the combination of this short-term portfolio transition and weak market conditions for video conferencing endpoints.

Our gross margin for the three months ended June 30, 2014 improved to 37.7% compared with 35.4% for the three months ended June 30, 2013. The improvement in gross margin for the three months ended June 30, 2014 compared with the same period of the prior fiscal year primarily resulted from the combination of cost reductions in our Profit Maximization category, scale on some Growth category products, offset in part by an increase in incentive spending.

Operating expenses for the three months ended June 30, 2014 were 33.0% of net sales, compared with 35.3% in the same period of the prior fiscal year. The decrease in total operating expenses as a percentage of net sales for the three months ended June 30, 2014 compared to prior period were primarily due to savings from prior year’s restructuring actions and the ongoing rationalization of infrastructure.

Net income for the three months ended June 30, 2014 was $19.7 compared with net income of $1.2 million in the three months ended June 30, 2013.

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

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones, PC Gaming and digital music devices to offset the decline in our PC peripherals. The following discussion represents key trends specific to each of our two operating segments, peripherals and video conferencing.

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

Mobile Speakers. We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for us. Many consumers listen to music as a popular entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. We believe we have a solid foundation of audio speaker solutions to satisfy consumers’ needs for music consumption, in the digital music speaker space. We continue to invest in the UE brand and introduce innovative new products in this category such as UE BOOM, a wireless speaker that offers 360-degree stereo sound.

OEM Business. Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. We expect this trend to continue and for OEM sales to comprise a smaller percentage of our total sales in the future.

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

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change

Retail	$423,814	$413,842	2%
OEM	32,632	34,513	(5)
Video conferencing	25,757	30,175	(15)
Total net sales	$482,203	$478,530	1

Retail:

Our net retail sales in the three months ended June 30, 2014 increased by 2%, compared with the same period of the prior fiscal year, as the sales increases in the Americas were offset by a decrease in Asia Pacific and EMEA regions. The EMEA region decreased by 1% and Asia Pacific decreased 3%.  Our overall average selling price decreased by 2% during this period. Products priced below $40 represented approximately 51% of retail sales in the three months ended June 30, 2014 and 2013, while products priced above $100 represented 15% and 14% of retail sales during these same periods.

OEM:

OEM net sales decreased 5% and units sold decreased 12% in the three months ended June 30, 2014 compared with the preceding fiscal year. The decline was primarily due to overall weaker market conditions for pointing devices that were only partially offset by growth in Keyboards & Desktops.

Lifesize:

Video conferencing net sales decreased 15% during the three months ended June 30, 2014, compared with the same period of the prior fiscal year.

Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. The decline in sales reflects the combination of this short-term portfolio transition and weak market conditions for video conferencing endpoints.

Retail Sales by Region

The following table presents the change in retail sales by for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Three Months Ended
June 30, 2014
Change in Sales

Americas	8%
EMEA	(1)
Asia Pacific	(3)

Americas

The Americas region experienced an 8% increase in retail sales during the three months ended June 30, 2014, compared with the same period of the prior fiscal year.  The sales increase was achieved in all categories except our non-strategic Other, Remotes and Pointing Devices.  This increase was led by strong performance in Mobile Speakers from UE BOOM and PC Gaming products. Retail sell-through in the Americas region increased 9% in the three months ended June 30, 2014 compared with the same period of the prior fiscal year.

EMEA

Retail sales in the EMEA region experienced a 1% decrease during the three months ended June 30, 2014, compared with the same period of the prior fiscal year. Sales of Mobile Speakers were particularly strong in the quarter and we achieved double-digit growth in Video due to the success of our Video conferencing products and PC Keyboards & Desktops.

Asia Pacific

Asia Pacific region retail sales decreased by 3% during the three months ended June 30, 2014, compared with the same period of the prior fiscal year.  We had strong sales growth in our Mobile Speakers. These increases were offset in part by weakness in our Tablet & Other Accessories, and decline in non-strategic Other.

Net Retail Sales by Product Category

Net retail sales by product category during the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013 (1)

Peripherals:
PC Gaming	$46,876	$40,213	17%
Tablet & Other Accessories	31,716	38,559	-18%
Mobile Speakers	28,830	13,867	108%
Growth:	107,422	92,639
Pointing Devices	113,042	114,651	-1%
PC Keyboards & Desktops	105,523	98,013	8%
Audio-PC &Wearables	49,626	55,538	-11%
Video	34,576	30,940	12%
Remotes	12,332	14,574	-15%
Profit Maximization:	315,099	313,716
Other	1,293	7,487	-83%
Non-Strategic:	1,293	7,487	-83%
OEM	32,632	34,513	-5%
	456,446	448,355
Video conferencing	25,757	30,175	-15%
	$482,203	$478,530

(1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Growth Categories:

PC Gaming

Our retail PC Gaming category comprises PC Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of PC Gaming increased 17% and units sold increased 26%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The growth in the category was experienced in mice, steering wheels, headsets and gamepads. The growth in mice sales was primarily driven by the G502 Tunable Gaming Mouse. Strong sales of our G27 Racing Wheel, which supports both the PC and Playstation 3 platforms, led to the overall growth in steering wheels. New products made up 18% of total PC Gaming revenue for the three months ended June 30, 2014.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 18% and units sold increased 12% in the three months ended June 2014, compared with the same period of the prior fiscal year. This decrease in sales is due to weakened demand for the Ultrathin Tablet Keyboard Covers for iPad Air and iPad Mini. The decline in sales reflects the combination of a weak market for iPad shipments as well as inventory balancing actions taken across our supply chain to better align with the fast changing dynamics in the tablet market. New products made up 98% of total Tablet & Other Accessories revenue for the three months ended June 30, 2014.

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of wireless speakers.

Retail sales and units sold of Mobile Speakers increased 108% and 105%, respectively, for the three month period ended June 30, 2014, compared with the same period of the prior fiscal year.  The increase in sales of our wireless speakers for smartphones and tablets was driven by a strong demand primarily for the UE BOOM, which was our best-selling product in the quarter across all product categories. Our top revenue-generating wireless speaker products during the three months ended June 30, 2014 included the UE BOOM and the UE Mini BOOM. Mobile Speaker sales increased significantly across our three regions due to strong demand and an expanded retail placement.

Profit Maximization:

Pointing Devices

Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Retail sales of Pointing Devices decreased 1% while retail units sold increased 4% in the three months ended June 30, 2014, compared to the three month period ended June 30, 2013. Sales were down slightly at the low-end and mid-range of the category, with growth at the high-end. Unit shipments increased across all price ranges. Sales of all cordless mice decreased 4%, while units sold increased 1% in the three months ended June 30, 2014, compared with the same period of the prior fiscal year.  Corded mice sales increased 7%, while units sold increased 7% in the three months ended June 30, 2014, compared with the same period of the prior fiscal year.

PC Keyboards and Desktops

Our retail PC Keyboard & Desktop category comprises PC keyboards and keyboard/mice combo products.

Retail sales of PC Keyboards & Desktops increased 8% and units sold increased 7% in the three months ended June 30, 2014, compared with the same period of the prior fiscal year. Sales increase was driven by corded and cordless combo products and living room keyboards. Growth was achieved across all price bands, with double-digit improvement in the high-end. Sales of corded and cordless combos increased 37% and 4%, respectively, and increased 24% and 3%, respectively, in units sold during the three months ended June 30, 2014, compared with the same period in the prior fiscal year.  Sales of corded and cordless keyboards increased 10% and decreased 12%, respectively, and increased 6% and decreased 12%, respectively, in units sold during the three months ended June 30, 2014, compared with the same period in the prior fiscal year.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales decreased 11% and units sold decreased 7%, in the three months ended June 30, 2014, compared with the same period of the prior fiscal year.  The decrease was primarily due to decreases in PC speaker retail sales.  These decreases reflect both a weakness in the overall market for new PCs and a market shift toward mobile audio devices. Retail sales of our Wearables products decreased 28% and units sold decreased 85%, as we reduce our product offerings.

Video

Our retail Video category comprises retail webcams and Unified Communications webcams.

Retail Video sales increased by 12% and units sold decreased by 17% in the three months ended June 30, 2014, compared with the same period in the prior fiscal year. The sales growth in the Video category, which was achieved across all regions, was driven by our video collaboration offerings targeted at small and midsize conference rooms. The sales increase was primarily from the Logitech Conference Cam CC3000.

Remotes

Our retail Remotes category comprises our Harmony remotes.  Remote retail sales decreased 15% and units sold increased 11% in the three months ended June 30, 2014, compared with the same period of the prior fiscal year.  The decline in sales was experienced in all regions.

Non Strategic

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category include TV camera, Digital Video Security, Google TV products, and Keyboard and Desktop accessories.  Non-strategic retail sales decreased by 83% and units sold decreased by 63% during the three months ended June 30, 2014, compared with same period in the prior fiscal year.

OEM

OEM sales and units sold decreased by 5% and 12% during the three months ended June 30, 2014, compared with the same period of the prior fiscal year. This decrease was largely attributable to the weaker market conditions for sales of new desktop PCs.  This decrease was only partially offset by growth in Keyboards and Desktops.

Video Conferencing

Video conferencing net sales decreased 15% during the three months ended June 30, 2014, compared with the same period of the prior fiscal year. This decrease reflects a combination of weak market conditions for endpoints and the transition towards the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering.

Gross Profit

Gross profit for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change

Net sales	$482,203	$478,530	1%
Cost of goods sold	300,450	309,268	(3)
Gross profit	$181,753	$169,262	7
Gross margin	37.7%	35.4%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, outside processing costs, write-down of inventories and amortization of intangible assets.

The improvement in gross margin for the three months ended June 30, 2014 compared with the same period of the prior fiscal year primarily resulted from the combination of a significant improvement in our Profit Maximization category, driven by product cost reductions, and margin improvements in our growth category driven by increased scale.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change

Marketing and selling	$91,045	$101,093	(10)%
% of net sales	18.9%	21.1%

Research and development	31,316	36,527	(14)
% of net sales	6.5%	7.6%

General and administrative	36,680	29,077	26
% of net sales	7.6%	6.1%

Restructuring charges, net	—	2,334	(100)
% of net sales	0.0%	0.5%

Total operating expenses	$159,041	$169,031	(6)
% of net sales	33.0%	35.4%

The decrease in total operating expenses as a percentage of net sales for the three months ended June 30, 2014 compared to prior period were primarily due to savings from prior year’s restructuring actions and the ongoing rationalization of infrastructure and marketing activities.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

Marketing and selling expense decreased 10% during the three months ended June 30, 2014, compared with the same period of the prior fiscal year due to $7.4 million of savings from cost control initiatives surrounding outsourcing expenses and a decrease in spending on new product launches in mobile speakers and PC Gaming, lower personnel-related expenses of $0.7 million and a reduction of infrastructure expenses of $1.9 million.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

Although we continued to make investments in product development, we experienced a 14% decrease in research and development expense during the three months ended June 30, 2014, compared with the same period of the prior fiscal year, primarily from prior year Digital Home launch activity which reduced external third-party expenses by $1.2 million, a decrease in personnel-related expenses of $3.2 million due to the reduction in worldwide workforce resulting from our restructuring plans and a reduction of infrastructure expenses of approximately $0.8 million.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

General and administrative expense increased 26% in the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily from the increase in legal and consulting expenses of $9.0 million related to the independent Audit committee investigation, personnel-related expenses including share-based compensation expense of $2.2 million, partially offset by realized savings of $2.2 million in infrastructure expenses from the consolidation of some of our facilities located in North America.

Restructuring Charges

During the fourth quarter of fiscal year 2013, Logitech implemented a restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended June 30, 2013, restructuring charges under this plan included $2.0 million in termination benefits to affected employees and $0.3 million in lease exit costs.

The Company substantially completed all existing restructuring plans in the fourth quarter of fiscal year 2014, and did not incur any material charges during the first quarter of fiscal 2015.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

The following table summarizes restructuring-related activities during the three months ended June 30, 2014 and 2013 (in thousands):

	Restructuring
	Termination	Lease Exit
	Benefits	Costs	Total
March 31, 2013	$13,383	$75	$13,458
Charges	2,004	330	2,334
Cash payments	(8,422)	—	(8,422)
Foreign exchange impact	(170)	—	(170)
June 30, 2013	$6,795	$405	$7,200

March 31, 2014	$142	$7,419	$7,561
Cash payments	(56)	(407)	(463)
June 30, 2014	$86	$7,012	$7,098

Interest Income (Expense), Net

Interest income and expense for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change
Interest income	$261	$422	(38)%
Interest expense	(3)	(445)	(99)
	$258	$(23)

Interest income was lower in the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to the mix of cash balances held by country during the three months ended June 30, 2014 compared to the prior period.

Interest expense was lower in the three months ended June 30, 2014, compared with the three months ended June 30, 2013, primarily due to commitment fees and non-recurring fees related to our $250.0 million Senior Revolving Credit Facility entered into in December 2011 that was in place during the three months ended June 30, 2013. In December 2013, given the significant improvement in our financial performance and outlook, we chose to terminate this Credit Facility.

Other Income (Expense), Net

Other income and expense for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change
Investment income related to deferred compensation plan	$264	$364	(27)%
Impairment of investments	—	(370)	(100)
Foreign currency exchange gain (loss), net	(528)	491	(208)
Other	66	(268)	(125)
	$(198)	$217	(191)

Investment income for three months ended June 30, 2014 and 2013 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

There was no investment impairment during the three months ended June 30, 2014. The $0.4 million investment impairment in the three months ended June 30, 2013 resulted from the write-down of an investment in a privately-held company.

The foreign currency exchange loss of $0.5 million during the three months ended June 30, 2014 was due to the weakening of the U.S. dollar relative to other currencies.

Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Provision for Income Taxes

The provision for and (benefit from) income taxes and effective tax rates for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013

Provision for (benefit from) income taxes	$3,096	$(801)
Effective income tax rate	13.6%	(188.5)%

The change in the effective income tax rate for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate.

As of June 30, 2014 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $91.8 million and $91.0 million, respectively, of which $86.8 million and $86.1 million, respectively, would affect the effective income tax rate if recognized.

As of June 30, 2014, we had $84.3 million in non-current income taxes payable and $0.3 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions.  As of March 31, 2014, we had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable.

During the quarter ended June 30, 2014, we adopted ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.  In that case, the unrecognized tax benefit should be presented in the financial statements as a liability instead and should not be netted with the deferred tax asset.  This accounting standard became effective for us on April 1, 2014 and was applied prospectively to unrecognized tax benefits that existed as of the effective date.  Upon adoption of this guidance, we netted $9.8 million of unrecognized tax benefits previously presented as non-current income taxes payable as a reduction to non-current deferred tax assets for tax credit carryforwards.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2014, we had $5.7 million and $5.6 million of accrued interest and penalties related to uncertain tax positions, respectively.

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

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $485.0 million, compared with $469.4 million at March 31, 2014. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 68% is held by our Swiss-based entities and 13% is held by our subsidiaries in Hong Kong and China. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of June 30, 2014, our working capital was $509.2 million compared with working capital of $478.2 million at March 31, 2014. The increase in working capital over the prior period was primarily due to higher cash, accounts receivable and inventory balances at June 30, 2014.

During the three months ended June 30, 2014, we generated net cash of $27.8 million from operating activities. Our main sources of operating cash flows were net income of $19.7 after adding non-cash expenses of depreciation, amortization and share-based compensation expense, and from increases in accounts payables and accrued liabilities. These sources of operating cash flows were partially offset by increases in accounts receivables and inventories.  Net cash used in investing activities was $12.2 million, primarily from $11.2 million of investments in leasehold improvements, computer hardware and software, tooling and equipment.  Net cash generated from financing activities was $0.2 million.

The Company had several uncommitted, unsecured bank letters of credit aggregating $40 million as of June 30, 2014. There are no financial covenants under these letters of credit with which the Company must comply.  As of June 30, 2014, the Company had outstanding bank guarantees of $8.3 million under these letters of credit. The Company also had credit lines related to corporate credit cards totaling $6.9 million as of June 30, 2014. There are no financial covenants under these corporate credit card lines of credit.

We have financed our operating and capital requirements primarily through cash flow from operations and, to a much lesser extent, from capital markets and bank borrowings. Our liquidity for the next 12 months and our longer-term capital resource requirements are provided from three sources: cash flow generated from operations, cash and cash equivalents on hand, and borrowings, as needed. We believe that, based on the trend of our historical cash flow generation, and our projections of future operations and reduced expenses, our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Net cash provided by (used in) operating activities	$27,758	$(159)
Net cash used in investing activities	(12,241)	(14,664)
Net cash provided by (used in) financing activities	160	(203)
Effect of exchange rate changes on cash and cash equivalents	(108)	59
Net increase (decrease) in cash and cash equivalents	$15,569	$(14,967)

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,
	2014	2013

Accounts receivable, net	$219,022	$218,599
Inventories	240,357	296,246
Working capital	509,207	397,208
Days sales in accounts receivable (“DSO”)(1)	41 days	41 days
Inventory turnover (“ITO”)(2)	5.0x	4.2x

(1)                                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the three months ended June 30, 2014, we generated net cash of $27.8 million for operating activities, compared with net cash used of $0.2 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include an increase in net income of $18.5 million in the three months ended June 30, 2014 from the three months ended June 30, 2013, a $9.4 million decrease in inventories, a $8 million increase in accounts payable, which was offset by a decrease in accrued liabilities of $8 million.

DSO remained relatively constant between the three months ended June 30, 2014 and the three months ended June 30, 2013. Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover between the three months ended June 30, 2014 and 2013 increased due to higher net inventory balance and lower annualized cost of goods sold between the two periods.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Purchases of property, plant and equipment	(11,243)	(14,356)
Investments in privately held companies	(1,050)	—
Acquisitions, net of cash acquired	—	(650)
Purchase of trading investments	(454)	(4,406)
Proceeds from sales of trading investments	506	4,748
	(12,241)	(14,664)

Our expenditures for property, plant and equipment during the three months ended June 30, 2014 and 2013 were expenditures for leasehold improvements, computer hardware and software, tooling and equipment. During the three months ended June 30, 2014, purchases of property, plant and equipment decreased, compared with three months ended June 30, 2013, primarily due to leasehold improvements related to our Silicon Valley campus during the first quarter of fiscal 2014, partially offset by increased investment in tooling and computer software during the three months ended June 30, 2014.

The purchases and sales of trading investments in the three months ended June 30, 2014 and 2013 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Contingent cash payment for acquisition	(100)	—
Proceeds from sales of shares upon exercise of options and purchase rights	574	12
Tax withholdings related to net share settlements of restricted stock units	(695)	(215)
Excess tax benefits from share-based compensation	381	—
	160	(203)

For both the three months ended June 30, 2014 and 2013 no share repurchases were made.

Proceeds from the sale of shares upon exercise of options and purchase rights pursuant our stock plans during the three months ended June 30, 2014 and 2013 were $0.6 million and an immaterial amount, respectively. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required during the three months ended June 30, 2014 and 2013 was $0.7 million and $0.2 million, respectively.

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

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  The Company was not current on its SEC filings and lost its ability to buy back shares. The company will regain its ability, once it is current on its SEC filings.

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

For over ten years, we have generated annual positive cash flows from our operating activities, including cash from operations of $27.8 million during the three months ended June 30, 2014.

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

Operating Leases

We lease facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of June 30, 2014 were not material.

Purchase Commitments

As of June 30, 2014, we have fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the second quarter of fiscal year 2015. We also had commitments for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services. As of June 30, 2014, the Company’s outstanding purchase commitments had not materially changed since March 31, 2014.

Obligation for Deferred Compensation

At June 30, 2014, we had $17.6 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Pension and Post-Employment Obligations

At June 30, 2014, we had $39.0 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.1 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Other Contingencies

We are subject to an ongoing formal investigation by the SEC, relating to issues including the accounting for Revue inventory valuation reserves that resulted in the restatement, described in the Fiscal 2014 Form 10-K, revision to our financial statements concerning warranty accruals and amortization of intangible assets presented in our Form 10-K/A, filed on August 7, 2013, and our transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. We are cooperating with the SEC in its ongoing investigation. We have entered into an agreement with the SEC to extend the statute of limitations. We  cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

Logitech International S.A., the parent holding company, has issued several parent guarantees on behalf of its subsidiaries. The maximum potential future payment under the guarantee arrangements is limited to $80.0 million. As of June 30, 2014, there were no purchase obligations outstanding for which the parent holding company was required to guarantee payment.

Logitech Europe S.A., a subsidiary of the parent holding company, has guaranteed the purchase obligations of another Logitech subsidiary under a guarantee agreement. This guarantee does not specify a maximum amount. As of June 30, 2014, the amount of purchase obligations outstanding under this guarantee was immaterial. In addition, Logitech Europe S.A. also guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of June 30, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2014, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and we intend to vigorously defend against them. Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the euro, Chinese renminbi, Australian dollar, Taiwanese dollar, British Pound, Canadian dollar, Japanese yen and Mexican peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the Swiss franc or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of other accumulated comprehensive loss in shareholders’ equity.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of June 30, 2014. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

		June 30, 2014
		Net Exposed	Foreign Exchange
Currency		Long (Short)	Gain (Loss) from 10% Change
	Transaction	Currency	in Base Currency
Base Currency	Currency	Position	Appreciation	Depreciation
U.S. Dollar	Australian Dollar	10,444	$(949)	$1,160
U.S. Dollar	Japanese Yen	10,936	(994)	1,215
U.S. Dollar	Mexican Peso	8,066	(733)	896
U.S. Dollar	Indian Rupee	2,352	(214)	261
U.S. Dollar	Swiss Franc	1,775	(161)	197
U.S. Dollar	Korean Won	(545)	50	(61)
U.S. Dollar	Chinese Renminbi	(10,798)	982	(1,200)
U.S. Dollar	Singapore dollar	(5,650)	514	(628)
U.S. Dollar	Canadian dollar	(2,767)	252	(307)
U.S. Dollar	Taiwanese dollar	(17,485)	1,590	(1,943)
Euro	British Pound	8,293	(754)	921
Euro	Hungarian Forint	(533)	48	(59)
Euro	Swedish Krona	(1,221)	111	(136)
Euro	Russian Rouble	532	(48)	59
		$3,399	$(306)	$375

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. As of June 30, 2014, net liabilities held in CNY totaled $10.8 million.

Derivatives

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the three months ended June 30, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of June 30, 2014 and March 31, 2014, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $57.9 million (€42.5 million), and $51.8 million (€37.6 million), respectively. Deferred realized gains of $0.1 million are recorded in accumulated other comprehensive income as of June 30, 2014, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.1 million related to open cash flow hedges are recorded in accumulated other comprehensive loss as of June 30, 2014 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

As of June 30, 2014, the notional amounts of foreign exchange forward contracts outstanding relating to foreign currency receivables or payables were $16.9 million. As of June 30, 2014, open forward contracts consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contract in Euros to sell British pounds. As of June 30, 2014, the notional amount of foreign exchange swap contracts outstanding was $26.9 million. As of June 30, 2014, swap contracts outstanding consisted of contracts in Mexican pesos, Japanese yen and Australian dollars. As of June 30, 2014, unrealized net loss on the contracts outstanding was $0.1 million.

If the U.S. dollar had appreciated by 10% at June 30, 2014 compared with the foreign currencies in which we have forward or swap contracts, an unrealized gain of $6.3 million in our forward foreign exchange contract portfolio would have occurred. If the U.S. dollar had depreciated by 10% compared with the foreign currencies in which we have forward or swap contracts, a $7.7 million unrealized loss in our forward foreign exchange contract portfolio would have occurred.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2014 and June 30, 2013 period end rates would not have a material effect on our results of operations or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (“the Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, Logitech’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2014 that continued to exist as of June 30, 2014:

We did not maintain an effective control environment as former finance management exercised bad judgment and failed to provide effective oversight, which resulted in ineffective information and communication, whereby certain of the Company’s finance personnel did not adequately document and communicate accounting issues across the organization, including to our independent registered public accounting firm. Additionally, there was an insufficient complement of personnel with appropriate accounting knowledge, experience and competence, resulting in incorrect conclusions in the application of generally accepted accounting principles.

The above material weaknesses contributed to the following material weaknesses:

The Company did not design and maintain effective controls related to developing an appropriate methodology to accrue the costs of product warranties given to end customers, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual. While this material weakness did not result in any material misstatement of our historical financial statements, it did result in adjustments to our cost of goods sold and warranty accrual accounts in the first quarter of fiscal 2014 and revisions to the Company’s consolidated financial statements for fiscal 2013, 2012 and 2011, and interim periods in fiscal 2013 and 2012. Such revisions were disclosed in the Company’s Form 10- K/A filed on August 7, 2013;

The Company did not design and maintain effective controls to consider all relevant information and document the underlying assumptions in our assessment of the valuation of finished goods, work in process and components inventory, including non-cancelable orders for such inventory, related to our now discontinued Revue product. This material weakness resulted in an incorrect application of generally accepted accounting principles that resulted in a material misstatement of inventory, cost of goods sold and supplier liability accrual accounts and a restatement of the Company’s consolidated financial statements for fiscal 2012 and 2011 and the first quarter of fiscal 2012;

The Company did not design and maintain effective controls over the review of supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the consolidated financial statements. While this material weakness did not result in any material misstatement of our historical financial statements, it did result in audit adjustments to the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the Company’s fiscal 2013 consolidated financial statements and similar revisions to our interim consolidated financial statements for the first three interim periods in fiscal 2013, as applicable to the interim consolidated financial statements.

Additionally, these material weaknesses could result in further misstatements of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Plan to Remediate the Material Weaknesses

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

•      Hired subject matter experts in the area of Operations Finance to design and oversee improved information and communication processes and other internal controls relating to warranty accruals and inventory reserves;

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

Fiscal 2015 Current Status

Further to the above measures, during the period April to June 2014, we have taken further measures to strengthen the processes and controls relating to financial reporting. These measures include:

•      Under our new Chief Executive Officer and Principal Financial and Accounting Officer, establishing communications and new processes and controls that allows frequent open communication with key internal stakeholders, our advisors, and our independent registered public accounting firm, on key business and operational matters impacting financial reporting;

•      Enhancing the Company’s representation letter control. The Company had a representation letter control, wherein detailed questionnaires containing over 60 questions are sent to over 50 senior level employees of the Company. The feedback received is reviewed by the Controllership Group and appropriate actions are initiated, as a normal process. Effective in the first quarter of fiscal year 2015, the detailed questionnaires and a listing of the responses received and resolution of the issues identified are reviewed by the Controller, and are being shared with our independent registered public accounting firm in order to further enhance communication; and

•      Strengthening our inventory valuation control through increased standardization and consideration of all relevant inputs including aging, historical sales data, product life cycles and market acceptance.

Post June 2014, we have further strengthened the technical capabilities of the global finance and accounting organization by hiring a Director of Reporting and Global Accounting, Senior Manager — Revenue, Manager — External Reporting and a Consolidation Accountant;

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed above in Management’s Plan to Remediate the Material Weaknesses.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may be not competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

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

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, JBL, Jawbone, and Beats Electronics, each of which have higher consumer recognition and retailer shelf space than we do. Apple’s recent acquisition of Beats Electronics may now impact the Company’s access to shelf space in Apple retail stores and adversely impact the Company’s ability to succeed in this important growth category.

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

Video Conferencing

In video conferencing, we primarily compete with Cisco Systems, Polycom and Avaya as well as new cloud-based entrants such as Bluejeans Networks and Zoom.us. In addition, PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower-end of the video conferencing market with our Lifesize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

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

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, by strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, communications, trade, and other infrastructures, by natural disasters, by conflicts or disagreements between China and Taiwan or China and the United States, by labor unrest, and by other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products.  The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2013 with the SEC on May 30, 2014.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations.  In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations or operating restrictions on our business to which our competitors and other companies are not subject.  For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”) became effective in connection with the Minder initiative approved by Swiss voters during 2013.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires the amendment of our articles of incorporation to specify various compensation-related matters.  In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee.  Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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

We are in incorporated in the Canton of Vaud in Switzerland and our effective income tax rate benefits from a longstanding ruling from the Canton of Vaud.  The tax rules in Switzerland could change in response to certain guidance and demands from both the European Union and the Organisation for Economic Co-operation and Development that could have an adverse effect on our tax ruling and effective income tax rate.  Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or changes in our tax ruling from the Canton of Vaud, could result in a higher effective income tax rate on our worldwide earnings and such change could adversely affect our net income.

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

As disclosed in Item 4 of this report, we identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses were identified during the independent investigation by our Audit Committee in fiscal year 2015 and a review of related accounting matters that resulted in late filings of our Annual Report on Form 10-K for Fiscal Year 2014, this report and our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2015 and a restatement of our financial results for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012. This also follows the identification of material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A which are still unremediated, and the identification of significant deficiencies in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014 and June 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—An Integrated Framework (1992). We are actively engaged in implementing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again. In addition to potentially adversely affecting investors’ confidence, the restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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

November 14, 2014