Form 10-Q
period 2014-09-30
LOGITECH INTERNATIONAL SA
filed 2014-11-26
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 163,259,279 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$530,311	$531,143	$1,012,514	$1,009,673
Cost of goods sold	325,533	348,181	625,984	657,449
Gross profit	204,778	182,962	386,530	352,224

Operating expenses:
Marketing and selling	95,862	93,451	186,908	194,544
Research and development	32,325	37,485	63,641	74,012
General and administrative	34,470	29,172	71,149	58,249
Restructuring charges, net	—	5,465	—	7,799
Total operating expenses	162,657	165,573	321,698	334,604
Operating income	42,121	17,389	64,832	17,620
Interest income, net	355	183	613	160
Other (expense) income , net	(885)	62	(1,083)	279
Income before income taxes	41,591	17,634	64,362	18,059
Provision for income taxes	5,501	3,058	8,596	2,257
Net income	$36,090	$14,576	$55,766	$15,802

Net income per share:
Basic	$0.22	$0.09	$0.34	$0.10
Diluted	$0.22	$0.09	$0.34	$0.10

Shares used to compute net income per share :
Basic	163,230	159,969	163,121	159,637
Diluted	166,065	161,183	165,949	160,875

Cash dividends per share	$—	$0.22	$—	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$36,090	$14,576	$55,766	$15,802

Other comprehensive income:
Foreign currency translation (loss) gain	(3,852)	2,728	(3,651)	3,427
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of taxes	807	(804)	946	(239)
Amortization included in operating expenses	109	309	222	1,394
Hedging gain (loss):
Unrealized hedging gain (loss)	3,505	(1,373)	3,753	(2,286)
Reclassification of hedging loss (gain) included in cost of goods sold	(215)	(94)	185	184
Other comprehensive income:	354	766	1,455	2,480
Total comprehensive income	$36,444	$15,342	$57,221	$18,282

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 30,	March 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$500,222	$469,412
Accounts receivable, net	252,692	182,029
Inventories	245,237	222,402
Other current assets	69,169	59,157
Total current assets	1,067,320	933,000
Non-current assets:
Property, plant and equipment, net	89,749	88,391
Goodwill	343,955	345,010
Other intangible assets	5,046	10,529
Other assets	67,440	74,460
Total assets	$1,573,510	$1,451,390
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$300,128	$242,815
Accrued and other current liabilities	216,591	211,972
Total current liabilities	516,719	454,787
Non-current liabilities:
Income taxes payable	86,390	93,126
Other non-current liabilities	96,040	99,349
Total liabilities	699,149	647,262

Commitments and contingencies (note 11)

Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at September 30, 2014 and March 31, 2014	—	—
Conditionally authorized shares — 50,000 at September 30, 2014 and March 31, 2014	—	—
Additional paid-in capital	6,478	—
Less shares in treasury, at cost —9,847 at September 30, 2014 and 10,206 at March 31, 2014	(109,976)	(116,510)
Retained earnings	1,032,058	976,292
Accumulated other comprehensive loss	(84,347)	(85,802)
Total shareholders’ equity	874,361	804,128
Total liabilities and shareholders’ equity	$1,573,510	$1,451,390

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	September 30,
	2014	2013

Operating activities:
Net income	$55,766	$15,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,692	21,842
Amortization of other intangible assets	5,358	10,518
Share-based compensation expense	12,999	8,499
Impairment of investment	105	530
Loss (gain) on disposal of property, plant and equipment	(10)	2,456
Excess tax benefits from share-based compensation	(666)	—
Deferred income taxes	(2,358)	(3,901)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(73,561)	(76,305)
Inventories	(26,984)	(21,673)
Other assets	(5,640)	(7,141)
Accounts payable	60,112	38,593
Accrued and other liabilities	15,891	27,089
Net cash provided by operating activities	60,704	16,309

Investing activities:
Purchases of property, plant and equipment	(24,964)	(25,186)
Investment in privately held companies	(2,550)	—
Acquisitions, net of cash acquired	—	(650)
Purchase of trading investments	(2,230)	(6,146)
Proceeds from sales of trading investments	2,545	6,602
Net cash used in investing activities	(27,199)	(25,380)

Financing activities:
Payment of cash dividends	—	(36,123)
Contingent consideration related to prior acquisition	(100)	—
Repurchase of ESPP awards	(1,078)	—
Proceeds from sales of shares upon exercise of options and purchase rights	1,533	6,135
Tax withholdings related to net share settlements of restricted stock units	(1,323)	(453)
Excess tax benefits from share-based compensation	666	—
Net cash used in financing activities	(302)	(30,441)

Effect of exchange rate changes on cash and cash equivalents	(2,393)	484
Net increase (decrease) in cash and cash equivalents	30,810	(39,028)
Cash and cash equivalents, beginning of the period	469,412	333,824
Cash and cash equivalents, end of the period	$500,222	$294,796

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$1,568	$1,935

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Gain (Loss)	Equity

March 31, 2013	173,106	$30,148	$—	13,855	$(179,990)	$966,924	$(95,129)	$721,953
Total comprehensive income	—	—	—	—	—	15,802	2,480	18,282
Tax effects from share-based awards	—	—	(1,218)	—		—	—	(1,218)
Sales of shares upon exercise of options and purchase rights	—	—	(3,107)	(1,074)	18,206	(9,020)	—	6,079
Issuance of shares upon vesting of restricted stock units	—	—	(4,231)	(225)	3,834	—	—	(397)
Share-based compensation expense	—	—	8,556	—	—	—	—	8,556
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)
September 30, 2013	173,106	$30,148	$—	12,556	$(157,950)	$937,583	$(92,649)	$717,132

			Additional				Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Gain (Loss)	Equity

March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income	—	—	—	—	—	55,766	1,455	57,221
Tax effects from share-based awards	—	—	825	—	—	—	—	825
Sales of shares upon exercise of options and purchase rights	—	—	(881)	(134)	2,414	—	—	1,533
Issuance of shares upon vesting of restricted stock units	—	—	(5,443)	(225)	4,120	—	—	(1,323)
Share-based compensation expense	—	—	13,055	—	—	—	—	13,055
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
September 30, 2014	173,106	$30,148	$6,478	9,847	$(109,976)	$1,032,058	$(84,347)	$874,361

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

The Company has two operating segments, peripherals and video conferencing. Logitech’s peripherals segment encompasses the design, manufacturing and marketing of peripherals for personal computers (“PCs”), tablets and other digital platforms. The Company’s video conferencing segment offers scalable high-definition (“HD”) video communications endpoints, HD video conferencing systems a Software as a Service (“SaaS”) video service infrastructure software and appliance to support large-scale video deployments, and services to support these products.

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

Note 2 —Revision of Previously Issued Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for three and six months ended September 30, 2013 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three and six months ended September 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Consolidated Statements of Operations.

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of operations for the three and six months ended September 30, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2013			September 30, 2013
	As Reported	Adjustments*	As Revised	As Reported	Adjustments*	As Revised

Net sales	$531,972	$(829)	$531,143	$1,009,896	$(223)	$1,009,673
Cost of goods sold	348,559	(378)	348,181	658,128	(679)	657,449
Gross profit	183,413	(451)	182,962	351,768	456	352,224
Operating expenses:
Marketing and selling	93,710	(259)	93,451	194,345	199	194,544
Research and development	37,633	(148)	37,485	73,824	188	74,012
General and administrative	29,395	(223)	29,172	58,543	(294)	58,249
Restructuring charges	5,465	—	5,465	7,799	—	7,799
Total operating expenses	166,203	(630)	165,573	334,511	93	334,604
Operating income	17,210	179	17,389	17,257	363	17,620
Interest income, net	183	—	183	160	—	160
Other income, net	62	—	62	279	—	279
Income before income taxes	17,455	179	17,634	17,696	363	18,059
Provision for income taxes	3,057	1	3,058	2,255	2	2,257
Net income	$14,398	$178	$14,576	$15,441	$361	$15,802

Net income per share:
Basic	$0.09	$—	$0.09	$0.10	$—	$0.10
Diluted	$0.09	$—	$0.09	$0.10	$—	$0.10
Shares used to compute net income per share:
Basic	159,969	—	159,969	159,637	—	159,637
Diluted	161,183	—	161,183	160,875	—	160,875

* The adjustments included in these financial statements for the three and six months ended September 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Consolidated Statements of Comprehensive Income

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of comprehensive income for the three and six months ended September 30, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2013			September 30, 2013
	As Reported	Adjustments*	As Revised	As Reported	Adjustments*	As Revised

Net income	$14,398	$178	$14,576	$15,441	$361	$15,802

Other comprehensive income:
Foreign currency translation gain	2,728	—	2,728	2,829	598	3,427
Defined benefit pension plans:					—	—
Net loss and prior service costs, net of taxes	(804)	—	(804)	(1,000)	761	(239)
Reclassification of amortization included in operating expenses	309	—	309	615	779	1,394
Hedging gain (loss):
Unrealized hedging loss	(1,373)	—	(1,373)	(2,286)	—	(2,286)
Reclassification of hedging (gain) loss included in cost of goods sold	(94)	—	(94)	184	—	184
Other comprehensive income:	766	—	766	342	2,138	2,480
Total comprehensive income	$15,164	$178	$15,342	$15,783	$2,499	$18,282

* The adjustments included in these financial statements for the three and six months ended September 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Consolidated Statement of Cash Flows

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of cash flows for the six months ended September 30, 2013 (in thousands):

	Six months ended September 30, 2013
	As Reported	Adjustments*	As Revised

Cash flows from operating activities:
Net income	$15,441	361	$15,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,283	2,559	21,842
Amortization of other intangible assets	10,518	—	10,518
Share-based compensation expense	8,499	—	8,499
Impairment of investments	530	—	530
Loss on disposal of property, plant and equipment	2,456	—	2,456
Deferred income taxes	(3,902)	1	(3,901)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(77,042)	737	(76,305)
Inventories	(21,350)	(323)	(21,673)
Other assets	(5,893)	(1,248)	(7,141)
Accounts payable	39,555	(962)	38,593
Accrued and other liabilities	26,091	998	27,089
Net cash provided by operating activities	14,186	2,123	16,309

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,063)	(2,123)	(25,186)
Acquisitions, net of cash acquired	(650)	—	(650)
Purchases of trading investments	(6,146)	—	(6,146)
Proceeds from sales of trading investments	6,602	—	6,602
Net cash used in investing activities	(23,257)	(2,123)	(25,380)

Cash flows from financing activities:
Payment of cash dividends	(36,123)	—	(36,123)
Proceeds from sales of shares upon exercise of options and purchase rights	6,135	—	6,135
Tax withholdings related to net share settlements of restricted stock units	(453)	—	(453)
Net cash used in financing activities	(30,441)	—	(30,441)
Effect of exchange rate changes on cash and cash equivalents	484	—	484
Net decrease in cash and cash equivalents	(39,028)	—	(39,028)
Cash and cash equivalents at beginning of period	333,824	—	333,824
Cash and cash equivalents at end of period	$294,796	$—	$294,796

Property, plant and equipment purchased during the period and included in period end liability accounts	$1,935	$—	$1,935

* The adjustments included in these financial statements for the six months ended September 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2014, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.  In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen-week periods, each ending on a Friday.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the month end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2014 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$36,090	$14,576	$55,766	$15,802

Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,230	159,969	163,121	159,637
Effect of potentially dilutive equivalent shares	2,835	1,214	2,828	1,238
Weighted average shares outstanding - diluted	166,065	161,183	165,949	160,875

Net income per share:
Basic	$0.22	$0.09	$0.34	$0.10
Diluted	$0.22	$0.09	$0.34	$0.10

Share equivalents attributable to outstanding stock options and RSUs, and ESPP of 8,317,744 and 15,408,542 for the three months ended September 30, 2014 and 2013 and 8,147,312 and 16,829,424 for the six months ended September 30, 2014 and 2013 were excluded from the calculation of diluted net income per share because to do so would have been anti-dilutive for the periods indicated.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2014, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). Please refer to our fiscal year 2014 Form 10-K for additional information regarding the Employee Share Purchase Plans and Stock Incentive Plans.

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

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$627	$594	$1,165	$1,171
Marketing and selling	1,653	1,017	4,209	2,923
Research and development	552	840	1,396	1,934
General and administrative	3,229	1,658	6,229	2,471
Total share-based compensation expense	6,061	4,109	12,999	8,499
Income tax benefit	(1,913)	(1,300)	(3,097)	(2,175)
Total share-based compensation expense, net of income tax	$4,148	$2,809	$9,902	$6,324

During both of the three months ended September 30, 2014 and 2013, the Company capitalized $0.4 million of stock-based compensation expenses as inventory.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended September 30, 2014 and 2013 were $1.1 million and $1.6 million, and for the six months ended September 30, 2014 and 2013 were $2.7 million and $3.3 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $1.9 million and $2.2 million for the three months ended September 30, 2014 and 2013 and $3.9 million and $5.2 million for the six months ended September 30, 2014 and 2013 was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income (loss) before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2014 was $5.5 million based on an effective income tax rate of 13.2% of pre-tax income, compared to an income tax provision of $3.1 million based on an effective income tax rate of 17.3% of pre-tax income for the three months ended September 30, 2013. The income tax provision for the six months ended September 30, 2014 was $8.6 million based on an effective income tax rate of 13.4% of pre-tax income, compared to an income tax provision of $2.3 million based on an effective income tax rate of 12.5% of pre-tax income for the six months ended September 30, 2013.  The change in the effective income tax rate for the three and six months ended September 30, 2014, compared to the three and six months ended September 30, 2013, was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates.

As of September 30 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $90.9 million and $91.0 million, respectively, of which $88.7 million and $86.1 million would affect the effective income tax rate if recognized.

As of September 30, 2014, the Company had $86.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2014, the Company had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable.  Pursuant to ASU 2013-11, which became effective in the first quarter of fiscal year 2015, the Company reclassified $9.3 million of unrecognized tax benefits previously presented as non-current income taxes payable as a reduction to non-current deferred tax assets for tax credit carryforwards.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2014, the Company had $5.8 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2015, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies. Excluding these factors, uncertain tax positions may decrease by as much as $15.0 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note  7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2014 (in thousands):

	September 30,	March 31,
	2014	2014
Accounts receivable:
Accounts receivable	$433,237	$338,194
Allowance for doubtful accounts	(1,762)	(1,712)
Allowance for sales returns	(19,578)	(19,472)
Allowance for cooperative marketing arrangements	(29,607)	(24,135)
Allowance for customer incentive programs	(49,003)	(41,400)
Allowance for pricing programs	(80,595)	(69,446)
	$252,692	$182,029

Inventories:
Raw materials	$29,333	$24,031
Work-in-process	—	42
Finished goods	215,904	198,329
	$245,237	$222,402

Other current assets:
Income tax and value-added tax receivables	$20,420	$18,252
Deferred tax assets	29,466	27,013
Prepaid expenses and other assets	19,283	13,892
	$69,169	$59,157

Property, plant and equipment, net:
Plant, buildings and improvements	$70,691	$69,897
Equipment	136,379	134,975
Computer equipment	40,654	40,610
Software	82,238	81,179
	329,962	326,661
Less accumulated depreciation and amortization	(265,119)	(256,424)
	64,843	70,237
Construction-in-process	22,104	15,362
Land	2,802	2,792
	$89,749	$88,391

Other assets:
Deferred tax assets	$42,325	$52,883
Trading investments	17,601	16,611
Other assets	7,514	4,966
	$67,440	$74,460

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2014 (in thousands):

	September 30,	March 31,
	2014	2014
Accrued and other current liabilities:
Accrued personnel expenses	$56,224	$55,165
Accrued marketing expenses	10,459	12,844
Indirect customer incentive programs	29,876	31,737
Accrued restructuring	1,987	2,121
Deferred revenue	22,015	22,529
Accrued freight and duty	8,402	6,276
Value-added taxes payable	6,632	9,354
Accrued royalties	3,113	2,653
Warranty accrual	12,910	13,905
Employee benefit plan obligation	1,215	1,100
Income taxes payable	7,499	7,701
Other current liabilities	56,259	46,587
	$216,591	$211,972

Non-current liabilities:
Warranty accrual	$9,294	$10,475
Obligation for deferred compensation	17,601	16,611
Long term restructuring	4,691	5,440
Employee benefit plan obligation	36,311	37,899
Deferred rent	14,541	15,555
Deferred tax liability	2,054	2,304
Long term deferred revenue	9,959	9,350
Other non-current liabilities	1,589	1,715
	$96,040	$99,349

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2014		March 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	220,565	—	200,641	—
	$220,565	$—	$200,641	$—

Trading investments for deferred compensation plan:
Money market funds	$3,189	$—	$3,139	$—
Mutual funds	14,412	—	13,472	—
	$17,601	$—	$16,611	$—

Foreign exchange derivative assets	$—	$2,690	$—	$155

Foreign exchange derivative liabilities	$—	$77	$—	$701

There were no significant Level 3 financial assets as of September 30, 2014 and March 31, 2014.

Cash and Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at September 30, 2014 and March 31, 2014.

The marketable securities related to the deferred compensation plan are classified as non-current assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust, which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term difference in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $17.6 million and $16.6 million as of September 30 and March 31, 2014, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 securities. Earnings, gains and losses on trading investments are included in other income (expense), net.

Derivative Financial Instruments

Under the agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company does not net settle transactions with a single net amount payable by one party to the other. In accordance with ASU 2011-11, the Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014.

The following table presents the fair values of the Company’s derivative instruments and their locations on its Consolidated Balance Sheets as of September 30 and March 31, 2014 (in thousands):

	Derivatives
	Asset		Liability
	September 30,	March 31,	September 30,	March 31,
	2014	2014	2014	2014
Designed as hedging instruments:
Cash flow hedges	$2,689	$4	$—	$243

Not designed as hedging instruments:
Foreign exchange contracts	1	151	77	458
	$2,690	$155	$77	$701

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	September 30,
	Amount of		Amount of Gain (Loss)
	Gain (Loss) Deferred as a		Reclassified from Accumulated		Amount of Gain (Loss)
	Component of Accumulated		Other Comprehensive Income to		Immediately Recognized in
	Other Comprehensive Income		Costs of Goods Sold		Other Income (Expense), Net
	2014	2013	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$3,290	$(1,467)	$(215)	$(94)	$(1)	$16

Not designed as hedging instruments:
Foreign exchange contracts	—	—	—	—	735	(477)
	$3,290	$(1,467)	$(215)	$(94)	$734	$(461)

	Six Months Ended
	September 30,
	Amount of		Amount of Gain (Loss)
	Gain (Loss) Deferred as a		Reclassified from Accumulated		Amount of Gain (Loss)
	Component of Accumulated		Other Comprehensive Income to		Immediately Recognized in
	Other Comprehensive Income		Costs of Goods Sold		Other Income (Expense), Net
	2014	2013	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$3,938	$(2,102)	$185	$184	$(56)	$46

Not designed as hedging instruments:
Foreign exchange contracts	—	—	—	—	316	908
	$3,938	$(2,102)	$185	$184	$260	$954

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the three and six months ended September 30, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $63.4 million (€49.8 million) and $51.8 million (€37.6 million) at September 30, 2014 and March 31, 2014. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30 and March 31, 2014 relating to foreign currency receivables or payables were $11.4 million and $23.2 million, respectively. Open forward contracts as of September 30, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese dollars at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in euros to sell British pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30 and March 31, 2014 were $27.8 million and $30.5 million, respectively. Swap contracts outstanding at September 30, 2014 consisted of contracts in Mexican pesos, Japanese yen, British pounds, and Australian dollars. Swap contracts outstanding at March 31, 2014 consisted of contracts in Mexican pesos, Japanese yen and Australian dollars.

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

There have been no events or circumstances during the three months ended September 30, 2014 that have required the Company to perform an interim assessment of goodwill.

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

The following table summarizes the activity in the Company’s goodwill balance during the six months ended September 30, 2014 (in thousands):

	September 30, 2014
		Video
	Peripherals	Conferencing	Total
Beginning of the period	$219,415	$125,595	$345,010
Foreign currency impact	—	(1,055)	(1,055)
End of the period	$219,415	$124,540	$343,955

Amortization expense for other intangible assets was $2.6 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively and $5.4 million and $10.5 million for the six months ended September 30, 2014 and 2013, respectively. The Company expects that amortization expense for the remaining six months of fiscal year 2015 will be $3.0 million, and annual amortization expense for fiscal years 2016 and 2017 will be $1.8 million and $0.2 million respectively.

Note 10— Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $39.1 million as of September 30, 2014. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2014, the Company had outstanding bank guarantees of $7.0 million under these lines of credit. The Company also had credit lines related to corporate credit cards totaling $6.8 million as of September 30, 2014 and $6.9 million as of March 31, 2014. There are no financial covenants under these credit lines.

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

Changes in the Company’s warranty liability for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning of the period	$23,420	$23,550	$24,380	$21,442
Provision	2,020	3,664	4,226	7,190
Settlements	(3,236)	(4,193)	(6,402)	(7,938)
Adjustment (1)	—	—	—	2,327
End of the period	$22,204	$23,021	$22,204	$23,021

(1)         During the six month period September 30, 2013, the warranty liability allocated to the Company’s - Remotes product category was reclassified from liabilities held for sale.

Purchase Commitments

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by September 30, 2014. Operating expense commitments are for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services. As of September 30, 2014, the Company’s outstanding purchase commitments had not materially changed since March 31, 2014.

Other Contingencies

The Company is subject to an ongoing formal investigation by the SEC, relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal 2014 Form 10-K, revision to the Company’s financial statements concerning warranty accruals and amortization of intangible assets presented in the Company’s Form 10-K/A, filed on August 7, 2013, and the Company’s transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company is cooperating with the SEC in its ongoing investigation. The Company has entered into an agreement with the SEC to extend the statute of limitations. The Company cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

Logitech Europe S.A.  guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of September 30, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2014, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12— Shareholders’ Equity

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to Logitech’s stock price, market conditions and other factors.

There were no share repurchases during the three and six months ended September 30, 2014 and 2013. During the six months ended September 30, 2014, the Company was not current with its periodic reports required to be filed with the SEC and therefore lost its ability to buy back shares. The Company will regain its ability, once it is current with its SEC filings.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative	Defined	Deferred
	Translation	Benefit	Hedging
	Adjustment	Plan (1)	Gains (Losses)	Total
March 31, 2014	$(70,999)	$(14,288)	$(515)	$(85,802)
Other comprehensive income (loss)	(3,651)	1,168	3,938	1,455
September 30, 2014	$(74,650)	$(13,120)	$3,423	$(84,347)

(1)         Net of tax of $192 as of both September 30, 2014 and March 31, 2014.

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

Net sales and operating income (loss) for the Company’s operating segments for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Peripherals	$501,857	$501,550	$958,303	$949,906
Video conferencing	28,454	29,593	54,211	59,767
	$530,311	$531,143	$1,012,514	$1,009,673

Segment operating income (loss):
Peripherals (1)	$50,587	$39,725	$84,154	$52,978
Video conferencing (1)	171	(12,973)	(965)	(16,341)
	50,758	26,752	83,189	36,637

Other income (expense):
Share-based compensation	(6,061)	(4,109)	(12,999)	(8,499)
Amortization of intangibles	(2,576)	(5,254)	(5,358)	(10,518)
Interest income, net	355	183	613	160
Other income (expense), net	(885)	62	(1,083)	279
Income before income taxes	$41,591	$17,634	$64,362	$18,059

(1)                   Peripherals operating results include $0.5 million restructuring credit during the three months ended September 30, 2013, and $1.8 million of restructuring charges during the six months ended September 30, 2013. Video conferencing operating results include $6.0 million restructuring credit during the three months ended September 30, 2013, and $6.0 million of restructuring charges during the six months ended September 30, 2013.

Net sales by product family, excluding intercompany transactions, for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013 (1)	2014	2013 (1)

Peripherals:
PC Gaming	$47,506	$43,260	$94,382	$83,473
Tablet & Other Accessories	28,158	34,695	59,874	73,254
Mobile Speakers	48,538	19,967	77,367	33,834
Growth	124,202	97,922	231,623	190,561
Pointing Devices	127,693	130,656	240,735	245,307
PC Keyboards & Desktops	105,718	105,260	211,241	203,273
Audio-PC &Wearables	58,677	70,523	108,303	126,061
Video	37,563	36,645	72,139	67,585
Remotes	18,776	13,327	31,108	27,901
Profit Maximization	348,427	356,411	663,526	670,127
Other	834	9,691	2,127	17,179
Non-Strategic	834	9,691	2,127	17,179
Retail	473,463	464,024	897,276	877,867
OEM	28,394	37,526	61,027	72,039
	501,857	501,550	958,303	949,906
Video conferencing	28,454	29,593	54,211	59,767
	$530,311	$531,143	$1,012,514	$1,009,673

(1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Americas	$226,091	$202,381	$437,622	$403,440
EMEA	189,571	202,524	343,271	357,747
Asia Pacific	114,649	126,238	231,621	248,486
Total net sales	$530,311	$531,143	$1,012,514	$1,009,673

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 36% and 34% of the Company’s total consolidated net sales for the quarters ended September 30, 2014 and 2013, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% and 2% of the Company’s total consolidated net sales for the three and six months ended September 30, 2014 and 2013, respectively. One customer group of the Company’s peripheral operating segment represented 17% and 14% of sales for the quarters ended September 30, 2014 and 2013, respectively. The United States represented 36% and 35% of the Company’s total consolidated net sales for the six months ended September 30, 2014 and 2013, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. One customer group of the Company’s peripherals reporting segment represented 16% and 14% for the six months ended September 30, 2014 and

2013, respectively. No other customer makes up more than 10% of revenue for both the three and six months ended September 30, 2014 and 2013.

Long-lived assets by geographic region were as follows (in thousands):

	September 30,	March 31,
	2014	2014
Americas	$47,686	$45,166
EMEA	4,318	5,154
Asia Pacific	37,745	38,071
	$89,749	$88,391

Long-lived assets in the United States and China were $47.4 million and $32.1 million at September 30, 2014 and $44.9 million and $31.9 million at March 31, 2014. No other countries represented more than 10% of the Company’s total consolidated long-lived assets at September 30 and March 31, 2014. Long-lived assets in Switzerland, the Company’s home domicile, were $1.6 million and $1.6 million at September 30 and March 31, 2014.

Note 14 — Subsequent Event

On November 12, 2014, the Board approved, subject to approval by the Company’s shareholders and other Swiss statutory requirements, a dividend of CHF 0.2625 per share. Based on the shares outstanding as of September 30, 2014, net of treasury shares, the aggregate amount of the dividend would be approximately CHF 42.9 million.

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

We sell our peripherals products to a network of retailers (direct sales to retailers, as well as indirect sales through distributors) and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 89% and 87% of our net sales for the six months ended September 30, 2014 and 2013. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 6% and 7% of our net sales for the six months ended September 30, 2014 and 2013.

Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a cloud based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of Lifesize products were 5% and 6% of our net sales in the six months ended September 30, 2014 and 2013.

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

We believe innovation, design, and product quality are important to gaining market acceptance and maintaining market leadership.

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

Revision of Previously Issued Consolidated Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for three and six months ended September 30, 2013 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three and six months ended September 30, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Summary of Financial Results

Our total net sales for the six months ended September 30, 2014 slightly increased compared with the six months ended September 30, 2013, due to an increase in retail sales, offset by declines in OEM and video conferencing sales.

Retail sales and units sold during the six months ended September 30, 2014 increased 2% compared with the six months ended September 30, 2013. We experienced increase in sales of 9% in the Americas, decreases of 3% in the EMEA region and 2% in the Asia Pacific regions.

If foreign currency exchange rates had been the same in the six months ended September 30, 2014 and 2013, our constant dollar retail sales would have been an increase in sales of 2% for total retail sales, an increase of 10% in the Americas, a decrease of 5% in the EMEA regions, and a decrease of 1% in the Asia Pacific.

OEM net sales decreased 15% and units sold decreased 24% in the six months ended September 30, 2014 compared with the preceding fiscal year. The decline was primarily due to overall weaker market conditions which led to sales declines from a few OEM customers.

Sales of video conferencing products, which were 5% and 6% of total net sales in the six months ended September 30, 2014 and 2013, decreased by 9% in the six months ended September 30, 2014, compared with the six months ended September 30, 2013. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. The decline in sales reflects the combination of this short-term portfolio transition and weak market conditions for video conferencing endpoints.

Our gross margin for the six months ended September 30, 2014 improved to 38.2% compared with 34.9% for the six months ended September 30, 2013. The improvement in gross margin for the six months ended September 30, 2014 compared with the same period of the prior fiscal year primarily resulted from the combination of cost reductions in our Profit Maximization category, increased scale on Growth category products, offset in part by an increase in incentive spending

Operating expenses for the six months ended September 30, 2014 were 31.8% of net sales, compared with 33.1% in the same period of the prior fiscal year. The decrease in total operating expenses as a percentage of net sales for the six months ended September 30, 2014 compared to prior period were primarily due to savings from prior year’s restructuring actions and the ongoing rationalization of infrastructure. Operating expenses for the six months ended September 30, 2014, also included expenses related to the Audit Committee’s investigation, which were $17.0 million.

Net income for the six months ended September 30, 2014 was $55.8 million, compared with net income of $15.8 million in the six months ended September 30, 2013.

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

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, especially accessories for mobility-related products, including tablets, smartphones, PC Gaming and digital music devices to offset the decline in our PC peripherals. The following discussion represents key trends specific to each of our two operating segments: peripherals and video conferencing.

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

Tablets and Other Accessories. The increasing popularity of smaller, mobile computing devices, such as tablets with touch interfaces, has created new markets and usage models for peripherals and accessories. We have started offering products to enhance the use of mobile devices. During fiscal year 2014, we continued to expand and leverage our success in this category through the introductions of keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. During this time, we also introduced keyboard folios for the Samsung Galaxy tablet as well as the Wired Keyboard for the iPad, designed primarily for use in the classroom.

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

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

Retail	$473,463	$464,024	2%	$897,276	$877,867	2%
OEM	28,394	37,526	(24)	61,027	72,039	(15)
Video conferencing	28,454	29,593	(4)	54,211	59,767	(9)
Total net sales	$530,311	$531,143	(0)	$1,012,514	$1,009,673	0

Retail:

Our net retail sales in both the three and six months ended September 30, 2014 increased by 2% with the same period of the prior fiscal year, as the sales increases in the Americas were offset in part by a decrease in both the EMEA and  Asia pacific regions. Our retail average selling price increased by 2% and 1% during the three and six months ended September 30, 2014. Products priced below $40 represented approximately 48% and 49% of retail sales in the three and six months ended September 30, 2014, compared with 49% and 51% of total retail sales in the three and six months ended September 30, 2013. Sales of products priced above $100 represented 18% and 16% of retail sales in the three and six months ended September 30, 2014, compared with 13% and 14% of total retail sales for both the three and six months ended September 30, 2013.

OEM:

OEM net sales decreased 24% and 15% and units sold decreased 35% and 24%  in the three and six months ended September 30, 2014 compared with the preceding fiscal year. The decline was primarily due to overall weaker market conditions for pointing devices that were only partially offset by growth in Keyboards & Desktops.

Video Conferencing:

Video conferencing net sales decreased 4% and 9% during the three and six months ended September 30, 2014, compared with the same period of the prior fiscal year. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. The decline in sales reflects the combination of this short-term portfolio transition and weak market conditions for video conferencing endpoints.

Retail Sales by Region

The following table presents the change in retail sales by for the three and six months ended September 30, 2014 compared with the three and six months ended September 30, 2013.

	Three Months Ended	Six Months Ended
	September 30, 2014	September 30, 2014
	Change in Sales	Change in Sales
Americas	10%	9%
EMEA	(5)	(3)
Asia Pacific	(1)	(2)

Americas

The Americas region experienced a 10% increase and a 9% increase in retail sales during the three and six months ended September 30, 2014, compared with the same period of the prior fiscal year.  The sales increase was achieved in all categories except our non-strategic Other, Audio-PC & Wearables, and Pointing Devices. This increase was led by triple digit growth in Mobile Speakers from UE BOOM and PC Gaming products. Video decreased in the three months ended September 30, 2014 compared with the same period of the prior fiscal year but increased during the six months ended September 30, 2014 compared with the same period of the prior fiscal year, driven by the growth in business webcams and UC ConferenceCams.

EMEA

Retail sales in the EMEA region experienced a 5% decrease and a 3% decrease during the three and six months ended September 30, 2014, compared with the same period of the prior fiscal year. The sales decrease was primarily due to lower demand for  Tablet & Other Accessories, Audio-PC & Wearables, Pointing Devices and decline in non-strategic Other. Sales of Mobile Speakers for the first six months of fiscal 2015 doubled and we achieved growth in Video driven by UC ConferenceCams and growth in PC Keyboards & Desktops.

Asia Pacific

Asia Pacific region retail sales decreased by 1% and 2% during the three and six months ended September 30, 2014, compared with the same period of the prior fiscal year. We had triple digit growth in our Mobile Speakers category. These increases were offset in part by weakness in our Tablet & Other Accessories, Audio-PC & Wearables, PC Gaming, PC Keyboards & Desktops and decline in non-strategic Other.

Net Retail Sales by Product Category

Net retail sales by product category during the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2014	2013 (1)	Change	2014	2013 (1)	Change

Peripherals:
PC Gaming	$47,506	$43,260	10%	$94,382	$83,473	13%
Tablet & Other Accessories	28,158	34,695	(19)	59,874	73,254	(18)
Mobile Speakers	48,538	19,967	143	77,367	33,834	129
Growth	124,202	97,922	27	231,623	190,561	22
Pointing Devices	127,693	130,656	(2)	240,735	245,307	(2)
PC Keyboards & Desktops	105,718	105,260	0	211,241	203,273	4
Audio-PC &Wearables	58,677	70,523	(17)	108,303	126,061	(14)
Video	37,563	36,645	3	72,139	67,585	7
Remotes	18,776	13,327	41	31,108	27,901	11
Profit Maximization	348,427	356,411	(2)	663,526	670,127	(1)
Other	834	9,691	(91)	2,127	17,179	(88)
Non-Strategic	834	9,691	(91)	2,127	17,179	(88)
Retail	473,463	464,024	2	897,276	877,867	2
OEM	28,394	37,526	(24)	61,027	72,039	(15)
	501,857	501,550	0	958,303	949,906	1
Video conferencing	28,454	29,593	(4)	54,211	59,767	(9)
	$530,311	$531,143	(0)	$1,012,514	$1,009,673	0

(1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Growth Categories:

PC Gaming

Our retail PC Gaming category comprises PC Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of PC Gaming increased 10% and units sold increased 11%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The growth in the category was experienced in mice and headsets. The growth in mice sales was primarily driven by the G502 Tunable Gaming Mouse. New products made up 19% of total PC Gaming revenue for the three months ended September 30, 2014. Sales of our PC Gaming products grew strongly in both the Americas and EMEA, reflecting an improved product portfolio that positions us well for continued growth during the remainder of the year.

Retail sales of PC Gaming increased 13% and units sold increased 18%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. New products made up 17% of total PC Gaming revenue for the six months ended September 30, 2014.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets and smartphones as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 19% and units sold increased 15% in the three months ended September 30, 2014, compared with the same period of the prior fiscal year. This decrease in sales is due to weakened demand for the Ultrathin Tablet Keyboard Covers for iPad Air and iPad Mini. The decline in sales reflects a weak market for iPad Tablets. New products made up 69% of total Tablet & Other Accessories revenue for the three months ended September 30, 2014.

Retail sales of Tablet & Other Accessories decreased 18% and units sold increased 14% in the six months ended September30, 2014, compared with the same period of the prior fiscal year. New products made up 74% of total Tablet & Other Accessories revenue for the six months ended September 30, 2014.

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of wireless speakers.

Retail sales and units sold of Mobile Speakers increased 143% and 170% respectively for the three month period ended September 30, 2014, compared with the same period of the prior fiscal year.The increase in sales of our wireless speakers for smartphones and tablets was driven primarily by a strong demand for the UE BOOM, which was our best-selling product in the quarter across all product categories. Mobile Speaker sales increased significantly across our three regions due to great products and expanded distribution, with sales in the Americas nearly tripling.

Retail sales and units sold of Mobile Speakers increased 129% and 141% respectively for the six month period ended September 30, 2014, compared with the same period of the prior fiscal year.

Profit Maximization:

Pointing Devices

Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Retail sales of Pointing Devices decreased 2% while retail units sold decreased 1% in the three months ended September 30, 2014, compared to the three month period ended September 30, 2013. Sales declined at the high end of the category, with growth in the mid-range. Sales of cordless mice decreased 1%, while units sold increased 5% while corded mice sales decreased 8%, and units sold decreased 13%.

Retail sales of Pointing Devices decreased 2% while retail units sold increased 1% in the six months ended September 30, 2014, compared to the six month period ended September 30, 2013. Sales declined at the high end, with growth in the mid-range. Sales of all cordless mice decreased 3%, while units sold increased 3% while corded mice sales decreased 1%, while units sold decreased 4% .

PC Keyboards and Desktops

Our retail PC Keyboard & Desktop category comprises PC keyboards and keyboard/mice combo products.

Retail sales of PC Keyboards & Desktops remained flat and units sold increased 2% in the three months ended September 30, 2014, compared with the same period of the prior fiscal year. The sales increase was driven by corded and cordless combo products offset by declines in living room keyboards. Sales of corded and cordless combos increased 26% and 6%, respectively and units increased 26% and 4%, respectively. Sales of corded and cordless keyboards decreased 4% and decreased 13%, respectively and units decreased 5% and decreased 14%, respectively during the three months ended September 30, 2014, compared with the same period in the prior fiscal year. Living room keyboards sales decreased 24% and units decreased 18%.

Retail sales of PC Keyboards & Desktops and units sold increased 4% in the six months ended September 30, 2014, compared with the same period of the prior fiscal year. The sales increase was driven by mid-range and low-end corded and cordless combo products. Sales of corded and cordless combos increased 31% and 5%, respectively and units increased 25% and 3%, respectively. Sales of corded and cordless keyboards increased 2% and decreased 12%, respectively and units remained flat and decreased 13%, respectively.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales decreased 17% and units sold decreased 14%, in the three months ended September 30, 2014, compared with the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales.  These decreases reflect both a weakness in the overall market for new PCs and a market shift toward mobile audio devices. Retail sales of our headset products decreased 4% and units decreased 13%. As we have significantly reduced our wearables product portfolio, wearables products have declined significantly and only make up 2% of the category sales.

Audio-PC & Wearables sales decreased 14% and units sold decreased 11%, in the six months ended September 30, 2014, compared with the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales.  These decreases reflect both a weakness in the overall market for new PCs and a market shift toward mobile audio devices. Retail sales of our headset products decreased 4% and units sold decreased 8%. With a much streamlined offering of wearable products sales have declined significantly and only make up 4% of the category sales.

Video

Our retail Video category comprises retail webcams, business webcams, and Unified Communications ConferenceCams.

Retail Video sales increased by 3% and units sold decreased by 17% in the three months ended September 30, 2014, compared with the same period in the prior fiscal year. The sales growth in the Video category, which was achieved across EMEA and Asia Pacific, was driven by our video collaboration offerings, such as the ConferenceCam CC3000E targeted at small and midsize conference rooms, as well as growth in business webcams.

Retail Video sales increased by 7% and units sold decreased by 17% in the six months ended September 30, 2014, compared with the same period in the prior fiscal year. The sales growth in the Video category, which was achieved across all regions, was driven by our video collaboration offerings, such as the Conference Cam CC3000E targeted at small and midsize conference rooms, as well as growth in business webcams. The sales increase was primarily from the Logitech Conference Cam CC3000.

Remotes

Our retail Remotes category comprises our Harmony branded remotes.

Remote retail sales increased 41% and units sold increased 56% in the three months ended September 30, 2014, compared with the same period of the prior fiscal year. Sales growth was driven by new Harmony Living Home products including Harmony Ultimate Home.

Remote retail sales increased 11% and units sold increased 33% in the six months ended September 30, 2014, compared with the same period of the prior fiscal year. Sales growth was driven by new Harmony Living Home products including Harmony Ultimate Home and the Harmony Ultimate One.

Non Strategic

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category include TV Camera, Digital Video Security, TV and home speakers, Google TV products, and Keyboard/ Desktop accessories.

Non-strategic retail sales decreased by 91% and 68% and units sold decreased by 88% and 66% during the three and six months ended September 30, 2014, compared with same period in the prior fiscal year.

OEM

OEM sales and units sold decreased by 24% and 35% during the three months ended, and decreased 15% and 24% during the six months ended September 30, 2014, compared with the same period of the prior fiscal year. This decrease was largely attributable the weaker market conditions for sales of new desktop PCs.

Video Conferencing

Video conferencing net sales decreased 4% and 9% during the three and six months ended September 30, 2014, compared with the same period of the prior fiscal year. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. The decline in sales reflects the combination of this short-term portfolio transition and weak market conditions for video conferencing endpoints.

Gross Profit

Gross profit for the three and six months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

Net sales	$530,311	$531,143	(0)%	$1,012,514	$1,009,673	0%
Cost of goods sold	325,533	348,181	(7)	625,984	657,449	(5)
Gross profit	$204,778	$182,962	12	$386,530	$352,224	10
Gross margin	38.6%	34.4%		38.2%	34.9%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, outside processing costs, write-down of inventories and amortization of intangible assets. Gross profit for the three and six months ended September 30, 2013 included $5.2 million write-off of discontinued products included in cost of goods sold in the consolidated statements of operations resulting from the restructuring of our video conferencing reporting segment.

The improvement in gross margin for both the three and six months ended September 30, 2014 compared with the same periods of the prior fiscal year primarily resulted from the combination of a significant improvement in our Profit Maximization category, driven by product cost reductions, improved scale for our growth categories and prior year write off of $5.2 million for discontinued products resulting from the restructuring of our Video Conferencing reporting segment.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

Marketing and selling	$95,862	$93,451	3%	$186,908	$194,544	(4)%
% of net sales	18.1%	17.6%		18.5%	19.3%

Research and development	32,325	37,485	(14)	63,641	74,012	(14)
% of net sales	6.1%	7.1%		6.3%	7.3%

General and administrative	34,470	29,172	18	71,149	58,249	22
% of net sales	6.5%	5.5%		7.0%	5.8%

Restructuring charges, net	—	5,465	(100)	—	7,799	(100)
% of net sales	0.0%	1.0%		0.0%	0.8%

Total operating expenses	$162,657	$165,573	(2)	$321,698	$334,604	(4)
% of net sales	30.7%	31.2%		31.8%	33.1%

The decrease in total operating expenses for both the three and six months ended September 30, 2014, as a percentage of net sales, compared to the three and six months ended September 30, 2013, was primarily due to continued cost control initiatives.

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.

During the three months ended September 30, 2014, marketing and selling expenses increased 3%, compared to the three months ended September 30, 2013. The increase was primarily due to a $2.0 million increase in the product marketing campaign costs as well as other marketing related costs. During the six months ended September 30, 2014, marketing and selling expenses decreased 4%, compared to the six months ended September 30, 2013. The decrease was primarily due to $7 million from cost control initiatives and decrease in spending for new product launches in Music and Gaming.

Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended September 30, 2014, research and development expense decreased 14%, compared to the three months ended September 30, 2013. The decrease was primarily due to $2.5 million lower personnel-related expenses from the reduction in worldwide workforce resulting from restructuring plans, a $1.5 million prior period write-off of in pre-production gaming components, and a $1.0 million reduced spending for product development. During the six months ended September 30, 2014, research and development expense decreased 14%, compared to the six months ended September 30, 2013. The decrease was primarily due to $4.3 million lower personnel-related expenses from the reduction in worldwide workforce resulting from our recent restructuring plans in 2013.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

During the three months ended September 30, 2014, general and administrative expense increased 18%, compared to the three months ended September 30, 2013. The increase was primarily due to an $8.0 million increase in our legal and accounting expense in connection with the Audit Committee’s investigation, partially offset by a $2.9 million decrease in personnel-related expenses. Total expenses related to the Audit Committee’s investigation were $8.0 million and $17.0 million for the three and six months ended September 30, 2014, respectively. During the six months ended September 30, 2014, general and administrative expense increased 22%, compared to the six months ended September 30, 2013. The increase was driven by a $16.8 million increase in our legal and consulting expense primarily due to the Audit Committee investigation. This increase was partially offset by realized savings of $3.7 million from facility cost as a result of the consolidation of some of our facilities located in North America.

Restructuring Charges

During the fourth quarter of fiscal year 2013, Logitech implemented a restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months ended September 30, 2013, restructuring charges under this plan included $4.6 million in termination benefits to affected employees and $0.9 million in lease exit costs.

The Company substantially completed the restructuring in the fourth quarter of fiscal year 2014, and did not incur any material charges during the first six months of fiscal 2015.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

The following table summarizes restructuring-related activities during the first two quarters of fiscal years 2013 and 2014 (in thousands):

	Restructuring
	Termination	Lease Exit
	Benefits	Costs	Total
March 31, 2013	$13,383	$75	$13,458
Charges	2,004	330	2,334
Cash payments	(8,422)	—	(8,422)
Foreign exchange impact	(170)	—	(170)
June 30, 2013	6,795	405	7,200
Charges	4,562	903	5,465
Cash payments	(6,535)	(564)	(7,099)
September 30, 2013	$4,822	$744	$5,566

March 31, 2014	$142	7,419	7,561
Cash payments	(56)	$(407)	$(463)
June 30, 2014	86	7,012	7,098
Cash payments	—	(420)	(420)
September 30, 2014	$86	$6,592	$6,678

Interest Income, Net

Interest income and expense for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$355	$495	(28)%	$616	$918	(33)%
Interest expense	—	$(312)	(100)	(3)	(758)	(100)
	$355	$183	94	$613	$160	283

Interest income was lower in the three and six months ended September 30, 2014, compared with the three and six months ended September 30, 2013, primarily due to the mix of cash balances held by country during the three and six months ended September 30, 2014 compared to the prior period.

Interest expense was lower in the three and six months ended September 30, 2014, compared with the three and six months ended September 30, 2013, primarily due to commitment fees and non-recurring fees related to our $250 million Senior Revolving Credit Facility entered into in December 2011 that was in place during the three and six months ended September 30, 2013. In December 2013, given the significant improvement in our financial performance and outlook, we chose to terminate this Credit Facility.

Other Income (Expense), Net

Other income and expense for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment income related to deferred compensation plan	$385	$(121)	$649	$243
Impairment of investments	(105)	—	(105)	(370)
Foreign currency exchange gain, net	(975)	(77)	(1,504)	414
Other	(190)	260	(123)	(8)
	$(885)	$62	$(1,083)	$279

Investment income for three and six months ended September 30, 2014 and 2013 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the three months ended September 30, 2014 we had a $0.1 million investment impairment resulting in the write-down of an investment in a privately held company. The $0.4 million investment impairment in the three months ended September 30, 2013 resulted from the write-down of an investment in a privately held company.

The foreign currency exchange losses were $1.0 million and $1.5 million during the three and six months ended September 30, 2014. Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains.

Provision for Income Taxes

The provision for and (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Provision for income tax	$5,501	$3,058	$8,596	$2,257
Effective income tax rate	13.2%	17.3%	13.4%	12.5%

The change in the effective income tax rate for the three and six months ended September 30, 2014 compared with the three and six months ended September 30, 2013 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate.

As of September 30 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $90.9 million and $91.0 million, respectively, of which $88.7 million and $86.1 million, respectively, would affect the effective income tax rate if recognized.

As of September 30, 2014, we had $86.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions.  As of March 31, 2014, we had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable.  Pursuant to ASU 2013-11 which became effective in the first quarter of fiscal year 2015, we reclassified $9.3 million of unrecognized tax benefits previously presented as non-current income taxes payable to a reduction in non-current deferred tax assets for tax credit carryforwards.

We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2014, we had $5.8 million and $5.6 million of accrued interest and penalties related to uncertain tax positions, respectively

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $500.2 million, compared with $469.4 million at March 31, 2014. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 61% is held by our Swiss-based entities, 26% is held by our subsidiaries in Hong Kong and Germany, and 13% is held by various other entities. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of September 30, 2014, our working capital was $550.6 million compared with working capital of $478.2 million at March 31, 2014. The increase in working capital over the prior period was primarily due to higher cash, accounts receivable and inventory balances at September 30, 2014.

During the six months ended September 30, 2014, we generated $60.7 million from operating activities. Our main sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization and share-based compensation expense, and from increases in accounts payable. These sources of operating cash flows were partially offset by increases in accounts receivables and inventories. Net cash used in investing activities was $27.2 million, primarily from $25.0 million of investments in leasehold improvements, computer hardware and software, tooling and equipment. Net cash generated from financing activities was $0.3 million.

We had several uncommitted, unsecured bank lines of credit aggregating $39.1 million as of September 30, 2014. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2014, we had outstanding bank guarantees of $7.0 million under these lines of credit. We also had credit lines related to corporate credit cards totaling $6.8 million as of September 30, 2014. There are no financial covenants under these credit lines.

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

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September 30,
	2014	2013

Net cash provided by operating activities	$60,704	$16,309
Net cash used in investing activities	(27,199)	(25,380)
Net cash used in financing activities	(302)	(30,441)
Effect of exchange rate changes on cash and cash equivalents	(2,393)	484
Net increase (decrease) in cash and cash equivalents	$30,810	$(39,028)

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2014 and 2013 (dollars in thousands):

	As of
	September 30,
	2014		2013

Accounts receivable, net	$252,692		$257,515
Inventories	245,237		293,100
Working capital	550,601		392,470
Days sales in accounts receivable (“DSO”)(1)	43	days	44	days
Inventory turnover (“ITO”)(2)	5.3	x	4.8	x

(1)                                 DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)                                 ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the six months ended September 30, 2014, we generated net cash of $60.7 million for operating activities, compared to $16.3 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include an increase in net income of $40.0 million for the six months ended September 30, 2014 from the six months ended September 30, 2013.

DSO remained consistent for the three months ended September 30, 2014 compared to the six months ended September 30, 2013.  Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover during the three months ended September 30, 2014 increased, compared with the three months ended September 30, 2013 due to our better management of inventories.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended
	September 30,
	2014	2013

Purchases of property, plant and equipment	$(24,964)	$(25,186)
Investment in privately held companies	(2,550)	—
Acquisitions, net of cash acquired	—	(650)
Purchase of trading investments	(2,230)	(6,146)
Proceeds from sales of trading investments	2,545	6,602
Net cash used in investing activities	$(27,199)	$(25,380)

Our expenditures for property, plant and equipment during the six months ended September 30, 2014 and 2013 were primarily expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

During the six months ended September 30, 2014, we made strategic investments of $2.6 million in privately held companies. During the six months ended September 30, 2013, we made a $0.7 million strategic investment.

The purchases and sales of trading investments in the three months ended September 30, 2014 and 2013 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended
	September 30,
	2014	2013
Payment of cash dividends	$—	$(36,123)
Contingent cash payment of acquisition	(100)	—
Repurchase of ESPP awards	(1,078)	—
Proceeds from sales of shares upon exercise of options and purchase rights	1,533	6,135
Tax withholdings related to net share settlements of restricted stock units	(1,323)	(453)
Excess tax benefits from share-based compensation	666	—
Net cash used in financing activities	$(302)	$(30,441)

For both the six months ended September 30, 2014 and 2013 no share repurchases were made.

Proceeds from the sale of shares upon exercise of options and purchase rights pursuant our stock plans during the six months ended September 30, 2014 and 2013 were $1.5 million and $6.1 million, respectively. The payment of tax withholdings related to net share settlements of RSUs (restricted stock units) required during the six months ended September 30, 2014 and 2013 was $1.3 million and $0.5 million, respectively. During six months ended September 30, 2013, we paid a cash dividend of CHF 33.7 million (U.S. dollar amount of $36.1 million) out of retained earnings.

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

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to Logitech’s stock price, market conditions and other factors.  The Company was not current on its SEC filings and lost its ability to buy back shares. The company will regain its ability, once it is current on its SEC filings.

During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align our organization to our strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability.

During fiscal year 2014, we paid a cash dividend of CHF 33.7 million (U.S. dollar amount of $36.1 million) out of retained earnings. On November 12, 2014, the Board approved, subject to approval by the Company’s shareholders and other Swiss statutory requirements, a dividend of CHF 0.2625 per share. Based on the shares outstanding as of September 30, 2014, net of treasury shares, the aggregate amount of the dividend would be approximately CHF 42.9 million. We plan to issue an annual dividend on a recurring basis. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Operating Leases

We lease facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2028. Our asset retirement obligations on these leases as of September 30, 2014 were not material.

Purchase Commitments

As of September 30, 2014, we have fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the third quarter of fiscal year 2015. We also had commitments for consulting services, marketing arrangements, advertising, outsourced customer services, information technology maintenance and support services, and other services. Fixed purchase commitments for capital expenditures and primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services. As of September 30, 2014, the Company’s outstanding purchase commitments had not materially changed since March 31, 2014.

Obligation for Deferred Compensation

At September 30, 2014, we had $17.6 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Pension and Post-Employment Obligations

At September 30, 2014, we had $36.3 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.2 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Other Contingencies

We are subject to an ongoing formal investigation by the SEC, relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement, described in the Fiscal 2014 Form 10-K, revision to our financial statements concerning warranty accruals and amortization of intangible assets presented in our Form 10-K/A, filed on August 7, 2013, and our transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. We are cooperating with the SEC in its ongoing investigation. We have entered into an agreement with the SEC to extend the statute of limitations. We cannot predict the outcome of the investigation at this time and any potential fines or penalties, if any, that may arise from the investigation are currently not estimable.

Guarantees

Logitech Europe S.A.  guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of September 30, 2014, the maximum amount of this guarantee was $3.5 million, of which $2.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2014, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Logitech transacts business in over 30 currencies worldwide, of which the most significant to operations are the euro, Chinese Renminbi, Australian dollar, Taiwanese dollar, British pound, Canadian dollar, Japanese yen and Mexican peso. The functional currency of our operations is primarily the U.S. Dollar. To a lesser extent, certain operations use the  Swiss Franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of accumulated other comprehensive loss in shareholders’ equity.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of September 30, 2014. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency

U.S. Dollar	Australian Dollar	10,842	(986)	1,205
U.S. Dollar	Mexican Peso	10,079	(916)	1,120
U.S. Dollar	Japanese Yen	7,739	(704)	860
U.S. Dollar	Indian Rupee	2,074	(189)	230
U.S. Dollar	Swiss Franc	625	(57)	69
U.S. Dollar	Korean Won	(764)	69	(85)
U.S. Dollar	Singapore Dollar	(5,810)	528	(646)
U.S. Dollar	Chinese Renminbi	(13,924)	1,266	(1,547)
U.S. Dollar	Taiwanese Dollar	(18,424)	1,675	(2,047)
Euro	British Pound	12,423	(1,129)	1,380
Euro	Russian Ruble	624	(57)	69
Euro	Polish zloty	537	(49)	60
Euro	Turkish Lira	501	(46)	56
Euro	Hungarian forint	(504)	$46	$(56)
Euro	Swedish Krona	(1,480)	135	(164)
British Pound	Swiss Franc	681	(62)	76
		$5,219	$(476)	$580

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. As of September 30, 2014, net liabilities held in CNY totaled $13.9 million.

Derivatives

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the six months ended September 30, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of September 30, 2014 and March 31, 2014, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $63.4 million (€49.8 million), and $51.8 million (€37.6 million), respectively. Deferred realized gains of $0.7 million are recorded in accumulated other comprehensive loss as of September 30, 2014, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $2.7 million related to open cash flow hedges are recorded in accumulated other comprehensive income as of September 30, 2014 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of foreign exchange forward contracts outstanding at September 30 and March 31, 2014 relating to foreign currency receivables or payables were $11.4 million and $23.2 million. Open forward contracts as of September 30, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese dollars at future dates at pre-determined exchange rates. Open forward contracts as of March 31, 2014 consisted of contracts in U.S. dollars to purchase Taiwanese dollars and contracts in Euros to sell British pounds at future dates at pre-determined exchange rates. The notional amounts of foreign exchange swap contracts outstanding at September 30 and March 31, 2014 were $27.8 million and $30.5 million. Swap contracts outstanding at September 30, 2014 consisted of contracts in Mexican pesos, Japanese yen, British pounds, and Australian dollars. Swap contracts outstanding at March 31, 2014 consisted of contracts in Mexican pesos, Japanese yen and Australian dollars.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2014 and September 30, 2013 period end rates would not have a material effect on our results of operations or cash flows.

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

Based on that evaluation, Logitech’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2014 that continued to exist as of September 30, 2014:

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

Fiscal 2015 Current Status

Further to the above measures, during the period April to September 2014, we have taken further measures to strengthen the processes and controls relating to financial reporting. These measures include:

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

Post June 2014, we have further strengthened the technical capabilities of the global finance and accounting organization by hiring a Director of Reporting and Global Accounting, Senior Manager — Revenue and Manager — External Reporting;

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed above in Management’s Plan to Remediate the Material Weaknesses.

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

As disclosed in Item 4 of this report, we identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses were identified during the independent investigation by our Audit Committee in fiscal year 2015 and a review of related accounting matters that resulted in late filings of our Annual Report on Form 10-K for Fiscal Year 2014, this report and our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015 and a restatement of our financial results for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012. This also follows the identification of material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A which are still unremediated, and the identification of significant deficiencies in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014 and September 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—An Integrated Framework (1992). We are actively engaged in implementing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again. In addition to potentially adversely affecting investors’ confidence, the restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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

November 26, 2014