Form 10-Q
period 2014-12-31
LOGITECH INTERNATIONAL SA
filed 2015-01-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 15, 2015, there were 164,233,065 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$634,204	$628,719	$1,646,718	$1,638,392
Cost of goods sold	402,921	414,418	1,028,905	1,071,867
Gross profit	231,283	214,301	617,813	566,525
Operating expenses:
Marketing and selling	103,307	94,273	290,215	288,817
Research and development	33,616	34,577	97,257	108,589
General and administrative	29,808	31,998	100,957	90,247
Restructuring charges (credits), net	(146)	822	(146)	8,621
Total operating expenses	166,585	161,670	488,283	496,274
Operating income	64,698	52,631	129,530	70,251
Interest income (expense), net	224	(1,022)	837	(862)
Other income (expense), net	(3,016)	1,082	(4,099)	1,361
Income before income taxes	61,906	52,691	126,268	70,750
Provision for (benefit from) income taxes	(878)	4,807	7,718	7,064
Net income	$62,784	$47,884	$118,550	$63,686

Net income per share:
Basic	$0.38	$0.30	$0.73	$0.40
Diluted	$0.38	$0.29	$0.71	$0.39

Shares used to compute net income per share :
Basic	163,533	160,871	163,261	160,051
Diluted	166,321	163,388	166,076	161,509

Cash dividends per share	$0.27	$—	$0.27	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$62,784	$47,884	$118,550	$63,686
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(4,400)	682	(8,051)	4,109
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of tax	529	(384)	1,476	(623)
Amortization included in operating expenses	101	318	323	1,712
Hedging gain (loss):
Unrealized hedging gain (loss)	1,286	(1,198)	5,038	(3,484)
Reclassification of hedging loss (gain) included in cost of goods sold	(2,025)	1,342	(1,840)	1,526
Other comprehensive income (loss):	(4,509)	760	(3,054)	3,240
Total comprehensive income	$58,275	$48,644	$115,496	$66,926

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$516,613	$469,412
Accounts receivable, net	306,866	182,029
Inventories	245,740	222,402
Other current assets	65,613	59,157
Total current assets	1,134,832	933,000
Non-current assets:
Property, plant and equipment, net	90,777	88,391
Goodwill	343,437	345,010
Other intangible assets	2,728	10,529
Other assets	67,005	74,460
Total assets	$1,638,779	$1,451,390
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$350,335	$242,815
Accrued and other current liabilities	224,650	211,972
Total current liabilities	574,985	454,787
Non-current liabilities:
Income taxes payable	79,417	93,126
Other non-current liabilities	93,463	99,349
Total liabilities	747,865	647,262
Commitments and contingencies (note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at December 31, 2014 and March 31, 2014	—	—
Conditionally authorized shares — 50,000 at December 31, 2014 and March 31, 2014	—	—
Additional paid-in capital	—	—
Less shares in treasury, at cost —8,909 at December 31, 2014 and 10,206 at March 31, 2014	(93,671)	(116,510)
Retained earnings	1,043,293	976,292
Accumulated other comprehensive loss	(88,856)	(85,802)
Total shareholders’ equity	890,914	804,128
Total liabilities and shareholders’ equity	$1,638,779	$1,451,390

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net income	$118,550	$63,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,559	32,755
Amortization of other intangible assets	7,624	14,990
Share-based compensation expense	20,046	17,412
Impairment of investment	2,259	568
Loss (gain) on disposal of property, plant and equipment	(44)	3,878
Excess tax benefits from share-based compensation	(2,533)	(572)
Deferred income taxes	(3,151)	(3,561)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(131,026)	(130,871)
Inventories	(30,171)	13,496
Other assets	(6,592)	(2,968)
Accounts payable	111,310	61,423
Accrued and other liabilities	21,227	40,463
Net cash provided by operating activities	137,058	110,699
Investing activities:
Purchases of property, plant and equipment	(34,777)	(34,910)
Investment in privately held companies	(2,550)	—
Acquisitions, net of cash acquired	—	(650)
Proceeds from return of investment from strategic investment	—	261
Purchase of trading investments	(3,463)	(7,831)
Proceeds from sales of trading investments	3,856	8,311
Net cash used in investing activities	(36,934)	(34,819)
Financing activities:
Payment of cash dividends	(43,767)	(36,123)
Contingent consideration related to prior acquisition	(100)	—
Repurchase of ESPP awards	(1,078)	—
Proceeds from sales of shares upon exercise of options and purchase rights	2,466	8,465
Tax withholdings related to net share settlements of restricted stock units	(7,456)	(2,937)
Excess tax benefits from share-based compensation	2,533	572
Net cash used in financing activities	(47,402)	(30,023)
Effect of exchange rate changes on cash and cash equivalents	(5,521)	184
Net increase in cash and cash equivalents	47,201	46,041
Cash and cash equivalents, beginning of the period	469,412	333,824
Cash and cash equivalents, end of the period	$516,613	$379,865
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$2,990	$4,134

The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2013	173,106	$30,148	$—	13,855	$(179,990)	$966,924	$(95,129)	$721,953
Total comprehensive income	—	—	—	—	—	63,686	3,240	66,926
Tax effects from share-based awards	—	—	(2,569)	—	—	—	—	(2,569)
Sales of shares upon exercise of options and purchase rights	—	—	1,892	(1,327)	22,501	(15,943)	—	8,450
Issuance of shares upon vesting of restricted stock units	—	—	(16,886)	(817)	13,964	—	—	(2,922)
Share-based compensation expense	—	—	17,563	—	—	—	—	17,563
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)
December 31, 2013	173,106	$30,148	$—	11,711	$(143,525)	$978,544	$(91,889)	$773,278

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income (loss)	—	—	—	—	—	118,550	(3,054)	115,496
Tax effects from share-based awards	—	—	842	—	—	—	—	842
Sales of shares upon exercise of options	—	—	(1,609)	(238)	4,075	—	—	2,466
Issuance of shares upon vesting of restricted stock units	—	—	(18,438)	(1,059)	18,764	(7,782)	—	(7,456)
Share-based compensation expense	—	—	20,283	—	—	—	—	20,283
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
Cash dividends	—	—	—	—	—	(43,767)	—	(43,767)
December 31, 2014	173,106	$30,148	$—	8,909	$(93,671)	$1,043,293	$(88,856)	$890,914

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

The Company has two operating segments, peripherals and video conferencing. Logitech’s peripherals segment encompasses the design, manufacturing and marketing of peripherals for personal computers (“PCs”), tablets and other digital platforms. The Company’s video conferencing segment offers scalable high-definition (“HD”) video communications endpoints, HD video conferencing systems, a Software-as-a-Service (“SaaS”) video service infrastructure software and appliance to support large-scale video deployments, and services to support these products.

The Company sells its peripherals products to a network of distributors, retailers and original equipment manufacturers (“OEMs”). The Company sells its video conferencing products and provides services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. The large majority of the Company’s net sales have historically been derived from peripherals products for use by consumers.

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

Note 2 —Revision of Previously Issued Financial Statements

As disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for the three and nine months ended December 31, 2013 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three and nine months ended December 31, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Consolidated Statements of Operations.

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of operations for the three and nine months ended December 31, 2013 (in thousands, except for per share amount):

	Three Months Ended December 31, 2013			Nine Months Ended December 31, 2013
	As Reported	Adjustments*	As Revised	As Reported	Adjustments*	As Revised
Net sales	$627,890	$829	$628,719	$1,637,786	$606	$1,638,392
Cost of goods sold	414,528	(110)	414,418	1,072,656	(789)	1,071,867
Gross profit	213,362	939	214,301	565,130	1,395	566,525
Operating expenses:
Marketing and selling	93,624	649	94,273	287,969	848	288,817
Research and development	34,103	474	34,577	107,927	662	108,589
General and administrative	31,560	438	31,998	90,103	144	90,247
Restructuring charges, net	822	—	822	8,621	—	8,621
Total operating expenses	160,109	1,561	161,670	494,620	1,654	496,274
Operating income	53,253	(622)	52,631	70,510	(259)	70,251
Interest expense, net	(1,022)	—	(1,022)	(862)	—	(862)
Other income, net	1,082	—	1,082	1,361	—	1,361
Income before income taxes	53,313	(622)	52,691	71,009	(259)	70,750
Provision for income taxes	4,810	(3)	4,807	7,065	(1)	7,064
Net income	$48,503	$(619)	$47,884	$63,944	$(258)	$63,686

Net income per share:
Basic	$0.30	$—	$0.30	$0.40	$—	$0.40
Diluted	$0.30	$(0.01)	$0.29	$0.40	$(0.01)	$0.39

Shares used to compute net income per share:
Basic	160,871	—	160,871	160,051	—	160,051
Diluted	163,388	—	163,388	161,509	—	161,509

* The adjustments included in these financial statements for the three and nine months ended December 31, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Consolidated Statements of Comprehensive Income

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of comprehensive income for the three and nine months ended December 31, 2013 (in thousands):

	Three Months Ended December 31, 2013			Nine Months Ended December 31, 2013
	As Reported	Adjustments*	As Revised	As Reported	Adjustments*	As Revised
Net income	$48,503	$(619)	$47,884	$63,944	$(258)	$63,686
Other comprehensive income:
Foreign currency translation gain	682	—	682	3,511	598	4,109
Defined benefit pension plans:
Net loss and prior service costs, net of taxes	(384)	—	(384)	(1,384)	761	(623)
Amortization included in operating expenses	318	—	318	933	779	1,712
Hedging gain (loss):
Unrealized hedging loss	(1,198)	—	(1,198)	(3,484)	—	(3,484)
Reclassification of hedging loss included in cost of goods sold	1,342	—	1,342	1,526	—	1,526
Other comprehensive income:	760	—	760	1,102	2,138	3,240
Total comprehensive income	$49,263	$(619)	$48,644	$65,046	$1,880	$66,926

* The adjustments included in these financial statements for the three and nine months ended December 31, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Consolidated Statement of Cash Flows

The following table presents the impact of the correcting adjustments on the Company’s previously reported consolidated statement of cash flows for the nine months ended December 31, 2013 (in thousands):

	Nine Months Ended December 31, 2013
	As Reported	Adjustments*	As Revised
Cash flows from operating activities:
Net income	$63,944	(258)	$63,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,756	3,999	32,755
Amortization of other intangible assets	14,990	—	14,990
Share-based compensation expense	17,412	—	17,412
Impairment of investments	568	—	568
Loss on disposal of property, plant and equipment	3,878	—	3,878
Excess tax benefits from share- based compensation	(572)	—	(572)
Deferred income taxes	(3,559)	(2)	(3,561)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(130,265)	(606)	(130,871)
Inventories	14,652	(1,156)	13,496
Other assets	(2,968)	—	(2,968)
Accounts payable	62,931	(1,508)	61,423
Accrued and other liabilities	38,118	2,345	40,463
Net cash provided by operating activities	107,885	2,814	110,699
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,096)	(2,814)	(34,910)
Acquisitions, net of cash acquired	(650)	—	(650)
Proceeds from return of investment from strategic investment	261	—	261
Purchases of trading investments	(7,831)	—	(7,831)
Proceeds from sales of trading investments	8,311	—	8,311
Net cash used in investing activities	(32,005)	(2,814)	(34,819)
Cash flows from financing activities:
Payment of cash dividends	(36,123)	—	(36,123)
Proceeds from sales of shares upon exercise of options and purchase rights	8,465	—	8,465
Tax withholdings related to net share settlements of restricted stock units	(2,937)	—	(2,937)
Excess tax benefits from share-based compensation	572	—	572
Net cash used in financing activities	(30,023)	—	(30,023)
Effect of exchange rate changes on cash and cash equivalents	184	—	184
Net increase in cash and cash equivalents	46,041	—	46,041
Cash and cash equivalents at beginning of period	333,824	—	333,824
Cash and cash equivalents at end of period	$379,865	$—	$379,865
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,134	$—	$4,134

* The adjustments included in these financial statements for the nine months ended December 31, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, pension obligation, other misstatements, and the tax impact of these adjustments.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2014, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014.  In the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarters are thirteen week periods, each ending on last Friday of the quarters.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the quarter end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2014 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2014-17"). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. The new standard is effective on November 18, 2014.  Early application is prohibited.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company has adopted this new guidance and there's no impact on its consolidated financial statements.

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$62,784	$47,884	$118,550	$63,686
Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,533	160,871	163,261	160,051
Effect of potentially dilutive equivalent shares	2,788	2,517	2,815	1,458
Weighted average shares outstanding - diluted	166,321	163,388	166,076	161,509
Net income per share:
Basic	$0.38	$0.30	$0.73	$0.40
Diluted	$0.38	$0.29	$0.71	$0.39

Share equivalents attributable to outstanding stock options and RSUs of 8,079,134 and 11,080,000 for the three months ended December 31, 2014 and 2013 and 8,079,134 and 15,874,000 for the nine months ended December 31, 2014 and 2013 were excluded from the calculation of diluted net income per share because to do so would have been anti-dilutive for the periods indicated.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2014, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). Please refer to our fiscal year 2014 Form 10-K for additional information regarding the Employee Share Purchase Plans and Stock Incentive Plans.

The Company was not current with its periodic reports required to be filed with the SEC and was therefore unable to issue any shares under its Registration Statements on Form S-8 from July 31, 2014 to November 26, 2014. Given the proximity of the unavailability of those registration statements and the end of the then-current ESPP offering period, also on July 31, 2014, the Compensation Committee authorized the termination of the then-current ESPP offering period and a one-time payment to each participant in an amount equal to the fifteen percent (15%) discount at which shares would otherwise have been repurchased pursuant to the then-current period of the ESPPs. This one-time payment was accounted for as a repurchase of equity awards that reduced additional paid in capital, resulting in no additional compensation cost. No new ESPP offering periods were initiated during the three months ended December 31, 2014.

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of goods sold	$560	$672	$1,724	$1,843
Marketing and selling	2,786	3,057	6,995	5,980
Research and development	1,066	1,906	2,462	3,840
General and administrative	2,635	3,278	8,865	5,749
Total share-based compensation expense	7,047	8,913	20,046	17,412
Income tax benefit	(1,623)	(168)	(4,720)	(2,343)
Total share-based compensation expense, net of income tax	$5,424	$8,745	$15,326	$15,069

During the three months ended December 31, 2014 and 2013, the Company capitalized $0.6 million and $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Contribution Plans

Certain of the Company’s subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for the three months ended December 31, 2014 and 2013 were $1.6 million and $1.4 million, and for the nine months ended December 31, 2014 and 2013 were $4.3 million and $4.7 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $1.8 million and $2.4 million for the three months ended December 31, 2014 and 2013 and $5.7 million and $7.6 million for the nine months ended December 31, 2014 and 2013 was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income (loss) before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended December 31, 2014 was $0.9 million based on an effective income tax rate of (1.4)% of pre-tax income, compared to an income tax provision of $4.8 million based on an effective income tax rate of 9.1% of pre-tax income for the three months ended December 31, 2013. The income tax provision for the nine months ended December 31, 2014 was $7.7 million based on an effective income tax rate of 6.1% of pre-tax income, compared to an income tax provision of $7.1 million based on an effective income tax rate of 10.0% of pre-tax income for the nine months ended December 31, 2013.  The change in the effective income tax rate for the three and nine months ended December 31, 2014, compared to the three and nine months ended December 31, 2013, was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There was a discrete tax benefit of $9.0 million and $11.1 million in the three and nine months ended December 31, 2014, respectively, from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations. In the three and nine months ended December 31, 2013, the discrete tax benefit from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations was $10.0 million and $12.0 million, respectively.

        On December 19, 2014, the enactment in the U.S. of the Tax Increase Prevention Act of 2014 extended the U.S. federal research and development tax credit through December 31, 2014 which had previously expired on December 31, 2013. The income tax benefit and income tax provision in the three and nine months ended December 31, 2014 reflected a $0.8 million tax benefit, respectively, as a result of the extension of the tax credit.

As of December 31 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $85.1 million and $91.0 million, respectively, of which $83.9 million and $86.1 million would affect the effective income tax rate if recognized.

As of December 31, 2014, the Company had $79.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2014, the Company had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable.  Pursuant to ASU 2013-11, which became effective in the first quarter of fiscal year 2015, the Company reclassified $9.8 million of unrecognized tax benefits previously presented as non-current income taxes payable as a reduction to non-current deferred tax assets for tax credit carryforwards.

The Company continues to recognize interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2014, the Company had $5.2 million and $5.6 million of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2015, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies. Excluding these factors, uncertain tax positions may decrease by as much as $16.0 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note  7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2014 (in thousands):

	December 31, 2014	March 31, 2014
Accounts receivable, net:
Accounts receivable	$537,240	$338,194
Allowance for doubtful accounts	(1,576)	(1,712)
Allowance for sales returns	(17,706)	(19,472)
Allowance for cooperative marketing arrangements	(36,764)	(24,135)
Allowance for customer incentive programs	(74,096)	(41,400)
Allowance for pricing programs	(100,232)	(69,446)
	$306,866	$182,029
Inventories:
Raw materials	$31,006	$24,031
Work-in-process	29	42
Finished goods	214,705	198,329
	$245,740	$222,402
Other current assets:
Income tax and value-added tax receivables	$21,729	$18,252
Deferred tax assets	26,863	27,013
Prepaid expenses and other assets	17,021	13,892
	$65,613	$59,157
Property, plant and equipment, net:
Plant, buildings and improvements	$70,174	$69,897
Equipment	138,979	134,975
Computer equipment	41,106	40,610
Software	81,787	81,179
	332,046	326,661
Less accumulated depreciation	(268,828)	(256,424)
	63,218	70,237
Construction-in-process	24,832	15,362
Land	2,727	2,792
	$90,777	$88,391
Other assets:
Deferred tax assets	$43,778	$52,883
Trading investments	17,483	16,611
Other assets	5,744	4,966
	$67,005	$74,460

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2014 (in thousands):

	December 31, 2014	March 31, 2014
Accrued and other current liabilities:
Accrued personnel expenses	$54,803	$55,165
Accrued marketing expenses	13,259	12,844
Indirect customer incentive programs	35,868	31,737
Accrued restructuring	1,772	2,121
Deferred revenue	22,862	22,529
Accrued freight and duty	11,723	6,276
Value-added taxes payable	9,825	9,354
Accrued royalties	3,387	2,653
Warranty accrual	12,799	13,905
Employee benefit plan obligation	1,498	1,100
Income taxes payable	8,894	7,701
Other current liabilities	47,960	46,587
	$224,650	$211,972
Non-current liabilities:
Warranty accrual	$9,293	$10,475
Obligation for deferred compensation	17,483	16,611
Long term restructuring	4,391	5,440
Employee benefit plan obligation	34,917	37,899
Deferred rent	14,200	15,555
Deferred tax liability	1,964	2,304
Long term deferred revenue	9,692	9,350
Other non-current liabilities	1,523	1,715
	$93,463	$99,349

Note  8— Fair Value Measurements

Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2014		March 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	$274,552	$—	$200,641	$—
	$274,552	—	$200,641	$—
Trading investments for deferred compensation plan:
Money market funds	$2,981	—	$3,139	$—
Mutual funds	14,502	—	13,472	—
	$17,483	—	$16,611	$—
Foreign exchange derivative assets	$—	$697	$—	$155
Foreign exchange derivative liabilities	$—	$38	$—	$701

There were no significant Level 3 financial assets as of December 31, 2014 or March 31, 2014.

Cash and Cash Equivalents

Cash equivalents consist of bank demand deposits and time deposits. The time deposits have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

The Company’s investment securities portfolio consists of marketable securities (money market and mutual funds) related to a deferred compensation plan at December 31, 2014 and March 31, 2014.

The marketable securities related to the deferred compensation plan are classified as non-current assets. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust, which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term difference in market prices. Management has classified the investments as non-current assets because final sale of the investments or realization of proceeds by plan participants is not expected within the Company’s normal operating cycle of one year. The marketable securities are recorded at a fair value of $17.5 million and $16.6 million as of December 31, 2014 and March 31, 2014, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 securities. Earnings, gains and losses on trading investments are included in other income (expense), net.

Derivative Financial Instruments

Under the agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company does not net settle transactions with any single net amount payable by one party to the other. In accordance with ASU 2011-11, the Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014.

The following table presents the fair values of the Company’s derivative instruments and their accounting line presentation on its Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014 (in thousands):

	Derivatives
	Asset		Liability
	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014
Designed as hedging instruments:
Cash flow hedges	$693	$4	$—	$243
Not designed as hedging instruments:
Foreign exchange contracts	4	151	38	458
	$697	$155	$38	$701

The following table presents the amounts of gains and losses on the Company’s derivative instruments for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	Net Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Income		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Income (Expense), Net
	2014	2013	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$(739)	$144	$(2,025)	$1,342	$36	$8
Not designed as hedging instruments:
Foreign exchange contracts	—	—	—	—	1,585	899
	$(739)	$144	$(2,025)	$1,342	$1,621	$907

	Nine Months Ended December 31,
	Net Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Income		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Income (Expense), Net
	2014	2013	2014	2013	2014	2013
Designed as hedging instruments:
Cash flow hedges	$3,198	$(1,958)	$(1,840)	$1,526	$(20)	$54
Not designed as hedging instruments:
Foreign exchange contracts	—	—	—	—	1,908	1,807
	$3,198	$(1,958)	$(1,840)	$1,526	$1,888	$1,861

Cash Flow Hedges

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense). Such gains and losses were immaterial during the three and nine months ended December 31, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. The notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $41.4 million (€33.9 million) and $51.8 million (€37.6 million) at December 31, 2014 and March 31, 2014. The notional amount represents the future cash flows under contracts to purchase foreign currencies.

Other Derivatives

The Company also enters into foreign exchange forward and swap contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These contracts generally have one month maturity. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on foreign exchange contracts are recognized in other income (expense), net based on the changes in fair value.

The notional amounts of foreign exchange contracts outstanding as of December 31 and March 31, 2014 relating to foreign currency receivables or payables were $42.7 million and $53.6 million, respectively. The contracts outstanding at December 31, 2014 and March 31, 2014 consisted of contracts in Mexican pesos, Japanese yen, British pounds, Taiwanese dollars and Australian dollars.

The fair value of all foreign exchange forward contracts and foreign exchange swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, Peripherals and Video Conferencing.
Peripherals

The Company performed its annual impairment analysis of the goodwill for its peripherals reporting unit at December 31, 2014 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit exceeded its carrying amount.  In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization of $2.3 billion as of December 31, 2014 from $2.2 billion a year ago, and budgeted-to-actual revenue performance from prior year. The peripherals reporting unit has seen an improvement in operating income from $64.8 million and $117.8 million for the three and nine months ended December 31, 2013 to $76.1 million and $160.3 million for three and nine months ended December 31, 2014, respectively.

Video Conferencing

The Company proceeded directly to the two-step quantitative impairment test for the video conferencing reporting unit and performed Step 1 assessment at December 31, 2014. The Company used a market approach and income approach (discounted cash flow model) to estimate the current fair value of the video conferencing reporting unit when testing for impairment. A number of significant assumptions and estimates are involved in the application of the market approach and income approach.

The market approach utilizes the identification of comparable companies and applying certain revenue multiples or earnings multiples of these comparable companies to the respective revenue and earnings metrics of the reporting unit.

The income approach utilizes forecasted operating cash flows, which includes certain assumptions and estimates related to markets and market share, sales volumes and prices, production costs, tax rates, capital spending, discount rate, and working capital changes. Cash flow forecasts are based on approved business unit operating plans. The Company uses a third party valuation expert in the development of our market and income approach models.

Key assumptions used in the Step 1 income approach analysis included , the estimated compound annual growth rate (“CAGR”) during the forecast period, use of the appropriate discount rate, and long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period. A sensitivity assessment of key assumptions for the video conferencing reporting unit Step 1 test is presented below:

• CAGR assumption was 6.9% through fiscal year 2022, with a flat forecast in the remainder of fiscal year 2015, and higher growth rates from fiscal years 2016 through 2020, reducing to a growth rate of 4.0% in fiscal year 2022. The forecasted growth contrasts with the recent performance of the video conferencing reporting unit, when the Company experienced a decline in revenue (see Note 13 for further details). The video conferencing reporting unit is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering. Sales of Lifesize Cloud are growing rapidly, offsetting a shift from it's on-premise infrastructure products.  Video systems sales are growing and are expected to continue growing as an integral part of the full Lifesize solution. The Company has been investing in the Lifesize Cloud within video conferencing reporting unit. If the CAGR rate were decreased to 2.3%, holding all other assumptions constant, the fair value of the video conferencing reporting unit would decrease, under income approach, to below its carrying value.

•Discount rate assumption was 14.0%. If the discount rate were increased to 17.0%, holding all other assumptions constant, it would result in fair value of the video conferencing reporting unit decrease to below its carrying value under income approach.

•Terminal growth rate assumption was 4.0%. If the terminal growth rate were decreased to (2.2)%, holding all other assumptions constant, it would result in fair value of the video conferencing reporting unit decrease to below its carrying value under income approach.

The assumptions used also included a reduction in future operating expenses as a percentage of revenue, driven by increases in forecasted revenue as described above, combined with reduced operating expenses related to cost cutting initiatives.

The annual Step 1 assessment resulted in the Company determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value of video conferencing reporting unit from Step 1 assessment exceeded its carrying value by approximately 38.0%, thus not requiring a Step 2 assessment of this reporting unit. This result presents a future video conferencing reporting unit goodwill impairment risk to the Company since the margin it cleared the current Step 1 assessment was not significant.

In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders' equity.

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

As a result of the Company’s annual goodwill impairment assessments, there was no impairment of goodwill as of December 31, 2014.

The following table summarizes the activity in the Company’s goodwill balance during the nine months ended December 31, 2014 (in thousands):

	December 31, 2014
		Video
	Peripherals	Conferencing	Total
Beginning of the period	$219,415	$125,595	$345,010
Foreign currency impact	—	(1,573)	(1,573)
End of the period	$219,415	$124,022	$343,437

Amortization expense for other intangible assets was $2.3 million and $4.5 million for the three months ended December 31, 2014 and 2013, respectively, and $7.6 million and $15.0 million for the nine months ended December 31, 2014 and 2013, respectively. The Company expects that amortization expense for the remaining three months of fiscal year 2015 will be $0.7 million, and annual amortization expense for fiscal years 2016 and 2017 will be $1.8 million and $0.2 million, respectively.

Note 10— Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $38.7 million as of December 31, 2014. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2014, the Company had outstanding bank guarantees of $7.5 million under these lines of credit.

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

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Beginning of the period	$22,204	$23,021	$24,380	$21,442
Provision	2,381	4,343	6,607	11,532
Settlements	(2,493)	(3,842)	(8,895)	(11,779)
Adjustment (1)	—	—	—	2,327
End of the period	$22,092	$23,522	$22,092	$23,522

(1) During the nine month period December 31, 2013, the warranty liability allocated to the Company’s - Remotes product category was reclassified from liabilities held for sale.

Purchase Commitments

Commitments for inventory purchases are made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers and are expected to be fulfilled by December 31, 2014. Fixed purchase commitments for capital expenditures primarily related to commitments for computer hardware and leasehold improvements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to reschedule and adjust its requirements based on the business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A.  guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of December 31, 2014, the maximum amount of this guarantee was $3.5 million, of which $1.4 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2014, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

There were no share repurchases during the nine months ended December 31, 2014 and 2013. During most of the nine month period ended December 31, 2014, the Company was not current with its periodic reports required to be filed with the SEC and therefore lost its ability to buy back shares. The Company regained its ability to repurchase shares upon filing its Form 10-Q with SEC on November 26, 2014.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative	Defined	Deferred
	Translation Adjustment	Benefit Plan (1)	Hedging Gains (Losses)	Total
March 31, 2014	$(70,999)	$(14,288)	$(515)	$(85,802)
Other comprehensive income (loss)	(8,051)	1,799	3,198	(3,054)
December 31, 2014	$(79,050)	$(12,489)	$2,683	$(88,856)

(1)        Net of tax of $192 as of both December 31, 2014 and March 31, 2014.

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include share-based compensation expense and amortization of intangible assets. Share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other income (expense), net.” Assets by operating segment are not presented since the Company does not present such data to the CODM.

Net sales and operating income (loss) for the Company’s operating segments for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales:
Peripherals	$604,322	$598,763	$1,562,624	$1,548,666
Video conferencing	29,882	29,956	84,094	89,726
	$634,204	$628,719	$1,646,718	$1,638,392
Segment operating income (loss):
Peripherals (1)	$76,114	$64,806	$160,268	$117,784
Video conferencing (1)	(2,103)	1,210	(3,068)	(15,131)
	74,011	66,016	157,200	102,653
Other income (expense):
Share-based compensation	(7,047)	(8,913)	(20,046)	(17,412)
Amortization of intangibles	(2,266)	(4,472)	(7,624)	(14,990)
Interest income, net	224	(1,022)	837	(862)
Other income (expense), net	(3,016)	1,082	(4,099)	1,361
Income before income taxes	$61,906	$52,691	$126,268	$70,750

(1)   Peripherals operating results include $0.1 million restructuring credit and a $0.8 million restructuring charge during the three months ended December 31, 2014 and 2013, respectively. Peripherals operating results include $0.1 million restructuring credit and $2.7 million restructuring charges during the nine months ended December 31, 2014 and 2013, respectively. Video conferencing operating results include $0.1 million restructuring credit and $5.9 million of restructuring charges during the nine months ended December 31, 2014 and 2013.

Net sales by product family, excluding intercompany transactions, for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013 (1)	2014	2013 (1)
Peripherals:
PC Gaming	$70,188	$58,173	$164,570	$141,645
Tablet & Other Accessories	55,100	77,009	114,973	150,263
Mobile Speakers	62,264	34,198	139,631	68,032
Growth	187,552	169,380	419,174	359,940
Pointing Devices	141,789	141,757	382,524	387,064
PC Keyboards & Desktops	114,058	108,682	325,299	311,955
Audio-PC &Wearables	58,696	69,021	166,999	195,082
Video	46,682	38,154	118,822	105,740
Remotes	25,116	26,049	56,224	53,950
Profit Maximization	386,341	383,663	1,049,868	1,053,791
Other	132	11,178	2,259	28,354
Non-Strategic	132	11,178	2,259	28,354
Retail	574,025	564,221	1,471,301	1,442,085
OEM	30,297	34,542	91,323	106,581
	604,322	598,763	1,562,624	1,548,666
Video conferencing	29,882	29,956	84,094	89,726
	$634,204	$628,719	$1,646,718	$1,638,392

(1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Americas	$280,652	$258,682	$718,274	$662,122
EMEA	221,043	238,972	564,314	596,719
Asia Pacific	132,509	131,065	364,130	379,551
Total net sales	$634,204	$628,719	$1,646,718	$1,638,392

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 36% and 34% of the Company’s total consolidated net sales for the three months ended December 31, 2014 and 2013, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% and 2% of the Company’s total consolidated net sales for the three months ended December 31, 2014 and 2013. One customer group of the Company’s peripheral operating segment represented 14% and 15% of sales for the three months ended December 31, 2014 and 2013, respectively. The United States represented 36% and 35% of the Company’s total consolidated net sales for the nine months ended December 31, 2014 and 2013, respectively. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% and 1% of the Company's total consolidated net sales for the nine months ended December 31, 2014 and 2013. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. One customer group of the Company’s peripherals reporting segment represented 15% and 14% for the nine months ended December 31, 2014 and 2013, respectively. No other customer makes up more than 10% of revenue for both the three and nine months ended December 31, 2014 and 2013.

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2014	March 31, 2014
Americas	$47,510	$45,166
EMEA	3,742	5,154
Asia Pacific	39,525	38,071
	$90,777	$88,391

Long-lived assets in the United States and China were $47.3 million and $34.5 million as of December 31, 2014 and $44.9 million and $31.9 million at March 31, 2014. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of December 31 and March 31, 2014. Long-lived assets in Switzerland, the Company’s home domicile, were $1.4 million and $1.6 million at December 31 and March 31, 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investment, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, video and video conferencing, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, our expectations regarding competition from well-established consumer electronics companies in existing and new markets; our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, remediation of our material weaknesses, our belief that our disclosure controls and procedures will become effective at the reasonable assurance level, the results of any inquiry of the SEC and/or potential litigation related to the restatement of our consolidated financial statements, our expectations regarding the impact of new accounting pronouncements on our operating results, and Logitech’s ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We sell our peripherals products to a network of retailers (direct sales to retailers, as well as indirect sales through distributors) and OEMs. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 89% and 88% of our net sales for the nine months ended December 31, 2014 and 2013. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 6% and 7% of our net sales for the nine months ended December 31, 2014 and 2013.

Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a cloud based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of Lifesize products were 5% and 5% of our net sales in the nine months ended December 31, 2014 and 2013.

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

We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

We performed our annual goodwill impairment assessments at December 31, 2014 and concluded there was no impairment of goodwill as of December 31, 2014. Refer to the Note 9 to the consolidated financial statements included in this report of our Form 10-Q for the disclosures.

Revision of Previously Issued Consolidated Financial Statements

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 and in the audited consolidated financial statements contained therein, the Company has restated and revised its financial statements for the fiscal years ended March 31, 2012 and 2013, respectively. The impact of the adjustments also immaterially impact the financial statements for the first three quarters of the fiscal year ended March 31, 2014 as previously included in the Company’s quarterly reports on Form 10-Q for Fiscal 2014. The financial statements for three and nine months ended December 31, 2013 included in this Form 10-Q are revised and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data”

disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on November 13, 2014.

The adjustments included in these financial statements for the three and nine months ended December 31, 2013 primarily related to a correction to revenue that was previously recorded as an out-of-period adjustment and is now being reported in the correct period, capitalization of property, plant and equipment which was previously incorrectly expensed, other misstatements, and the tax impact of these adjustments.

Summary of Financial Results

Our total net sales for the three and nine months ended December 31, 2014 both increased by 1% compared with the three months and nine months ended December 31, 2013, due to an increase in retail sales, offset by declines in OEM and video conferencing sales.

Retail sales and units sold during the three months ended December 31, 2014 increased 2% and 4% compared with the three months ended December 31, 2013. We experienced an increase in sales of 10% in the Americas region, an increase in sales of 3% in the Asia Pacific region, and a decrease in sales of 7% in the EMEA region.

Retail sales and units sold during the nine months ended December 31, 2014 increased 2% and 3% compared with the nine months ended December 31, 2013. We experienced an increase in sales of 10% in the Americas region, a decrease of 5% in the EMEA region and the sales in the Asia Pacific region remained flat.

OEM net sales decreased 12% and units sold decreased 19% in the three months ended December 31, 2014 compared with the preceding fiscal year. OEM net sales decreased 14% and units sold decreased 22% in the nine months ended December 31, 2014 compared with the preceding fiscal year. The decline was primarily due to weak mice sales that were only partially offset by growth in Keyboards & Desktops. The decline in mice sales was expected, as we elected not to participate in lower margin opportunities with several customers.

Sales of video conferencing products, which were 5% of total net sales in the three and nine months ended December 31, 2014 and 2013, remained flat in the three months ended December 31, 2014 and decreased by 6% in the nine months ended December 31, 2014, compared with the same periods of preceding fiscal year. Lifesize is in the early stages of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that is off to a promising start, that we believe provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. Sales of Lifesize Cloud are growing rapidly, offsetting a shift from it's on-premise infrastructure products.  Video systems sales are growing and are expected to continue growing as an integral part of the full Lifesize solution.

Our gross margin for the three months ended December 31, 2014 improved to 36.5% compared with 34.1% for the three months ended December 31, 2013. Our gross margin for the nine months ended December 31, 2014 improved to 37.5% compared with 34.6% for the nine months ended December 31, 2013. The improvement in gross margin primarily reflects the combination of a significant improvement in both our Profit Maximization categories and Mobile Speakers products, driven largely by product cost reductions and economies of scale, as well as the benefit from exiting the products included in the Other/Non-Strategic Category.

Operating expenses for the three months ended December 31, 2014 were 26.3% of net sales, compared with 25.7% in the same period of the prior fiscal year. The increase was primarily in Sales & Marketing which reflects selective investments to drive sales growth in categories such as Mobile Speakers products and Lifesize Cloud, and $2.5 million in expenses related to the Audit Committee’s investigation.

Operating expenses for the nine months ended December 31, 2014 were 29.7% of net sales, compared with 30.3% in the same period of the prior fiscal year. The decrease in total operating expenses as a percentage of net sales for the nine months ended December 31, 2014 compared to prior period were primarily due to savings from prior year’s restructuring actions and the ongoing rationalization of infrastructure. These savings were offset by $19.5 million expenses related to the Audit Committee’s investigation.

Net income for the three and nine months ended December 31, 2014 were $62.8 million and $118.6 million, respectively, compared with net income of $47.9 million and $63.7 million in the three and nine months ended December 31, 2013.

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

Trends Specific to our Peripherals Segment

PC Peripherals: Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining, although the quality of PC-embedded webcams improves along with the increasing popularity of tablets and other accessories and audio-PC wearables.

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

Tablets and Other Accessories. Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. We have also introduced keyboard folios for the Samsung Galaxy tablet as well as the Wired Keyboard for the iPad, designed primarily for use in the classroom. While we achieved growth in sales of our tablet covers for the iPad, we have seen the market decline for iPads.

Mobile Speakers. We believe that digital music, the seamless consumption of digital audio content on mobile devices, presents a growth opportunity for us. Many consumers listen to music as a popular entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. We believe we have a solid foundation of mobile speaker solutions to satisfy consumers’ needs for music consumption, in the digital music speaker space. We continue to invest in the UE brand and introduce innovative products in this category such as UE BOOM, a wireless speaker that offers 360-degree stereo sound.

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

Trends in Non-Strategic Peripherals Product Categories. We continue to evaluate our product offerings and exit those which no longer support our strategic direction.

Trends Specific to our Video Conferencing Segment

The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for us. However, the overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. We believe the growth in our video conferencing segment depends in part on our ability to increase sales to enterprises with existing installed bases of equipment supplied by our competitors and to enterprises that may purchase such competitor equipment in the future. We believe the ability of our Lifesize products to integrate with the equipment of other telecommunications, video conferencing or telepresence equipment suppliers to be a key factor in purchasing decisions by current or prospective Lifesize customers. In addition, Lifesize has broadened its product portfolio to include infrastructure, cloud services and other offerings which require different approaches to developing customer solutions. We are also seeking to offer Lifesize products designed to enhance the use of mobile devices in video conferencing applications.

Non-GAAP Measures

We refer to our net sales excluding the impact of foreign currency exchange rates as constant dollar sales. Constant dollar sales is a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in net sales. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Retail	$574,025	$564,221	2%	$1,471,301	$1,442,085	2%
OEM	30,297	34,542	(12)	91,323	106,581	(14)
Video conferencing	29,882	29,956	—	84,094	89,726	(6)
Total net sales	$634,204	$628,719	1	$1,646,718	$1,638,392	1

Retail:

Our net retail sales in both the three and nine months ended December 31, 2014 increased by 2% compared with the same periods of the prior fiscal year. Sales increases in the Americas and Asia pacific regions were offset in part by a decrease in the EMEA region during the three months ended December 31, 2014. If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar retail sales would have increased by 5% and 3%, respectively. Our retail average selling price decreased by 2% and 1% during the three and nine months ended December 31, 2014. Products priced below $40 represented approximately 45% and 48% of retail sales in the three and nine months ended December 31, 2014, compared with 44% and 48% of total retail sales in the three and nine months ended December 31, 2013. Sales of products priced above $100 represented 19% and 17% of retail sales in the three and nine months ended December 31, 2014, compared with 16% and 15% of total retail sales for the three and nine months ended December 31, 2013.

 OEM:

OEM net sales decreased 12% and 14% and units sold decreased 19% and 22%  in the three and nine months ended December 31, 2014 compared with the same periods of preceding fiscal year. The decline was primarily due to overall weaker market conditions and competitive pressures for pointing devices that were only partially offset by growth in PC Keyboards & Desktops. If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar OEM net sales would have decreased by 12% and 14%, respectively.

Video Conferencing:

Video conferencing net sales remained flat and decreased 6% during the three and nine months ended December 31, 2014, respectively, compared with the same period of the prior fiscal year. If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar video conferencing net sales would have remained flat and decreased by 6%, respectively. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. Sales of Lifesize Cloud are growing rapidly, offsetting a shift from it's on-premise infrastructure products.  Video systems sales are growing and are expected to continue growing as an integral part of the full Lifesize solution.

Retail Sales by Region

The following table presents the change in retail sales by for the three and nine months ended December 31, 2014 compared with the three and nine months ended December 31, 2013:

	Three Months Ended December 31, 2014 Change in Sales	Nine Months Ended December 31, 2014 Change in Sales
Americas	10%	10%
EMEA	(7)	(5)
Asia Pacific	3	—

Americas:

The Americas region increased by 10% in retail sales during both the three and nine months ended December 31, 2014, compared with the same periods of the prior fiscal year.  If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar retail sales would have increased by 11% and 10% in the Americas. We have achieved sales increases in all strategic categories except Audio-PC & Wearables, Remotes, and Tablets & Other Accessories. This increase was led by triple digit growth in Mobile Speakers.

EMEA:

Retail sales in the EMEA region decreased by 7% and 5% during the three and nine months ended December 31, 2014, compared with the same period of the prior fiscal year. If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar retail sales would have decreased by 2% and 4% in the EMEA region. The decline in sales reflects weak market conditions in Russia and Ukraine. Sales of Mobile Speakers for the first nine months ended December 31, 2014 had a double digit growth and we achieved growth in Video driven by UC ConferenceCams and growth in PC Keyboards & Desktops and PC Gaming. Sales of our Remotes product categories also increased during the three and nine months ended December 31, 2014 compared with the same periods of prior fiscal year.

Asia Pacific:

Asia Pacific region retail sales increased by 3% and remained flat during the three and nine months ended December 31, 2014, respectively, compared with the same periods of the prior fiscal year. If foreign currency exchange rates had been constant in the three and nine months ended December 31, 2014 and 2013, our constant dollar retail sales in the Asia Pacific region would have increased by 7% and 2%, respectively. We had double digit growth in Video category primarily due to enterprise webcam and video collaboration products during the three and nine months ended December 31, 2014. We had double digit growth and triple digit growth in our Mobile Speakers category during the three and nine months ended December 31, 2014, respectively. These increases were offset in part by weakness in our Tablet, Other accessories, Audio-PC Wearables, PC Gaming and decline in sales from exiting our non-strategic categories.

Net Sales by Product Category

Net sales by product category during the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013 (1)	Change	2014	2013 (1)	Change
Peripherals:
PC Gaming	$70,188	$58,173	21%	$164,570	$141,645	16%
Tablet & Other Accessories	55,100	77,009	(28)	114,973	150,263	(23)
Mobile Speakers	62,264	34,198	82	139,631	68,032	105
Growth	187,552	169,380	11	419,174	359,940	16
Pointing Devices	141,789	141,757	—	382,524	387,064	(1)
PC Keyboards & Desktops	114,058	108,682	5	325,299	311,955	4
Audio-PC &Wearables	58,696	69,021	(15)	166,999	195,082	(14)
Video	46,682	38,154	22	118,822	105,740	12
Remotes	25,116	26,049	(4)	56,224	53,950	4
Profit Maximization	386,341	383,663	1	1,049,868	1,053,791	—
Other	132	11,178	(99)	2,259	28,354	(92)
Non-Strategic	132	11,178	(99)	2,259	28,354	(92)
Retail	574,025	564,221	2	1,471,301	1,442,085	2
OEM	30,297	34,542	(12)	91,323	106,581	(14)
	604,322	598,763	1	1,562,624	1,548,666	1
Video conferencing	29,882	29,956	—	84,094	89,726	(6)
	$634,204	$628,719	1	$1,646,718	$1,638,392	1

 (1)  Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation.

Growth Categories:

PC Gaming

Our retail PC Gaming category comprises PC Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of PC Gaming increased 21% and units sold increased 24% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Headset sales increased by 50%, with our F930 Wireless Gaming Headset making a strong contribution. Gaming mice and keyboard sales both increased by over 20%, with keyboard sales benefiting from the launch of our newest gaming keyboard, the G910 Orion Spark Mechanical Keyboard. Sales of our PC Gaming products grew strongly in both the Americas and EMEA, reflecting our improved product portfolio. Our overall growth in the category was constrained by a decline in sales of legacy steering wheels for console and PC platforms.

Retail sales of PC Gaming increased 16% and units sold increased 20%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. New products made up 22% of total PC Gaming revenue for the nine months ended December 31, 2014.

 Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets and smartphones as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 28% and units sold decreased 18% in the three months ended December 31, 2014, compared with the same period of the prior fiscal year. The reduction in sales reflects the combination of a declining market for iPad shipments as well as execution challenges as we phased-in our new products, offset in part by sales growth with our tablet covers for the iPad.

Retail sales of Tablet & Other Accessories decreased 23% and units sold decreased 3% in the nine months ended December 31, 2014, compared with the same period of the prior fiscal year. New products made up 57% of total Tablet & Other Accessories revenue for the nine months ended December 31, 2014.

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of wireless speakers.

Retail sales and units sold of Mobile Speakers increased 82% and 86% respectively for the three month period ended December 31, 2014, compared with the same period of the prior fiscal year. Mobile Speaker sales increased significantly across our three regions due to strong demand for the UE Boom with sales in the Americas region doubling. UE Boom is now our best selling product across all product categories.

Retail sales and units sold of Mobile Speakers increased 105% and 113% respectively for the nine months ended December 31, 2014, compared with the same period of the prior fiscal year.

Profit Maximization:

Pointing Devices

Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Retail sales of Pointing Devices remained flat while retail units sold increased 6% in the three months ended December 31, 2014, compared to the three month period ended December 31, 2013. Sales declined at the high end of the category, with growth in the mid-range and low-end. Sales of cordless mice decreased 1% with units sold increased 5%, while corded mice sales decreased 1%, with units sold increased 7%.

Retail sales of Pointing Devices decreased 1% while retail units sold increased 3% in the nine months ended December 31, 2014, compared to the nine month period ended December 31, 2013. Sales declined at the high end, with growth in the mid-range and low range. Sales of all cordless mice decreased 2% with units sold increased 4%, and corded mice sales decreased 1% with units sold decreased 1% .

PC Keyboards and Desktops

Our retail PC Keyboard & Desktop category comprises PC keyboards and keyboard/mice combo products.

Retail sales of PC Keyboards & Desktops increased 5% and units sold increased 12% in the three months ended December 31, 2014, compared with the same period of the prior fiscal year. We achieved single digit sales growth in all three of our retail sales regions. The sales increase was driven by corded and cordless combo products with strong contributions from the Wireless Combo MK270 and MK345 while sales of living room keyboards remained flat. Sales of corded and cordless combos increased 7% and 12%, respectively and units sold increased 26% and 20%, respectively.

Retail sales of PC Keyboards & Desktops and units sold increased 4% and 7% in the nine months ended December 31, 2014, compared with the same period of the prior fiscal year. The sales increase was driven by mid-range and low-end corded and cordless combo products. Sales of corded and cordless combos increased 23% and 7%, respectively and units sold increased 25% and 9%, respectively. Sales of corded and cordless keyboards decreased 4% and 7%, respectively and units sold decreased 2% and 5%, respectively. Living room key boards sales decreased 2% while units sold increased 4%.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales and units sold decreased 15%, in the three months ended December 31, 2014, compared with the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category that appears to be in structural decline as music consumption continues to migrate to mobile platforms, which benefits products such as our UE Bluetooth mobile speakers. Retail sales of our headset products decreased 9% and units decreased 8%.

Audio-PC & Wearables sales decreased 14% and units sold decreased 13%, in the nine months ended December 31, 2014, compared with the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category that appears to be in structural decline as music consumption continues to migrate to mobile platforms, which benefits products such as our UE Bluetooth mobile speakers. Retail sales of our headset products decreased 5% and units sold decreased 8%.

Video

Our retail Video category comprises retail webcams, and business webcams and ConferenceCams delivering easy to use, affordable video collaboration solutions.

Retail Video sales increased 22% and units sold decreased 2% in the three months ended December 31, 2014, compared with the same period in the prior fiscal year. The sales growth in the Video category, which was achieved across all regions, was driven by our video collaboration offerings, such as the ConferenceCam CC3000E targeted at small and midsize conference rooms, as well as growth in business webcams.

Retail Video sales increased by 12% and units sold decreased by 12% in the nine months ended December 31, 2014, compared with the same period in the prior fiscal year. The sales growth in the Video category, which was achieved across all regions, was driven by our video collaboration offerings as well as growth in business webcams.

Remotes

Our retail Remotes category comprises our Harmony branded products.

Remote retail sales decreased 4% and units sold increased 11% in the three months ended December 31, 2014, compared with the same period of the prior fiscal year. Sales decline was primarily driven by new Harmony Living Home products including Harmony Ultimate Touch with lower pricing.

Remote retail sales increased 4% and units sold increased 21% in the nine months ended December 31, 2014, compared with the same period of the prior fiscal year. Sales increase driven by new product launches partially offset by decline of Harmony Touch with lower pricing.

Non Strategic:

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products categories included in this category include TV Camera, Digital Video Security, TV and home speakers, Google TV products, and Keyboard/ Desktop accessories.

Non-strategic retail sales decreased by 99% and 92% and units sold decreased by 83% and 74% during the three and nine months ended December 31, 2014, compared with same period in the prior fiscal year.

OEM

OEM sales and units sold decreased by 12% and 19% during the three months ended, and decreased 14% and 22% during the nine months ended December 31, 2014, compared with the same period of the prior fiscal year. This decrease was primarily due to weak mice sales that were only partially offset by growth in Keyboards & Desktops. The decline in mice sales was expected, as we elected not to participate in lower margin opportunities with several customers.

Video Conferencing

Video conferencing net sales remained flat and decreased 6% during the three and nine months ended December 31, 2014, compared with the same period of the prior fiscal year. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. Sales of Lifesize Cloud are growing rapidly, offsetting a shift from it's on-premise infrastructure products.  Video systems sales are growing and are expected to continue growing as an integral part of the full Lifesize solution.

Gross Profit

Gross profit for the three and nine months ended December 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Net sales	$634,204	$628,719	1%	$1,646,718	$1,638,392	1%
Cost of goods sold	402,921	414,418	(3)	1,028,905	1,071,867	(4)
Gross profit	$231,283	$214,301	8	$617,813	$566,525	9
Gross margin	36.5%	34.1%		37.5%	34.6%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, warranty cost, customer support, outside processing costs, write-down of inventories and amortization of intangible assets.

The improvement in gross margin for the three months ended December 31, 2014 compared with the same period of the prior fiscal year primarily resulted from 1.3% margin improvement from the cost reduction initiatives in categories of Pointing Devices, Combos and Keyboards and Mobile Speakers, 0.9% from change of product mix driven by exiting our non-strategic categories, and lower inventory reserves, partially offset by increases in freight and duty costs.

The improvement in gross margin for the nine months ended December 31, 2014 compared with the same period of the prior fiscal year primarily resulted from 1.2% margin improvement from cost reduction initiatives across multiple product categories, 0.7% improvement due to change of product mix driven by exiting our non-strategic categories and lower mix of Tablets offset by a higher mix in Mobile Speakers, and 0.4% improvement due to one-time write off of $5.2 million for discontinued products resulting from the restructuring of our Video Conferencing reporting segment in the nine months ended December 31, 2013.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Marketing and selling	$103,307	$94,273	10%	$290,215	$288,817	—%
% of net sales	16.3%	15.0%		17.6%	17.6%
Research and development	33,616	34,577	(3)	97,257	108,589	(10)
% of net sales	5.3%	5.5%		5.9%	6.6%
General and administrative	29,808	31,998	(7)	100,957	90,247	12
% of net sales	4.7%	5.1%		6.1%	5.5%
Restructuring charges (credits), net	(146)	822	(118)	(146)	8,621	(102)
% of net sales	—%	0.1%		—%	0.5%
Total operating expenses	$166,585	$161,670	3	$488,283	$496,274	(2)
% of net sales	26.3%	25.7%		29.7%	30.3%

Marketing and Selling

Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, advertising, trade shows, customer and technical support and facilities costs.

During the three months ended December 31, 2014, marketing and selling expenses increased 10%, compared to the three months ended December 31, 2013. The increase was primarily due to a $8.6 million investment in marketing and promotional activities for our Mobile Speakers and Gaming product categories and a $2.1 million investment in marketing and promotional activities in our LifeSize Cloud product offerings, partially offset by a $1.7 million savings in other marketing and selling expenses. The increase in marketing and promotion investments is consistent with our strategic plan for these product categories. During the nine months ended December 31, 2014, marketing and selling expenses remained flat compared to the nine months ended December 31, 2013.

 Research and Development

Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended December 31, 2014, research and development expenses decreased 3%, compared to the three months ended December 31, 2013. The decrease was primarily due to lower personnel-related expenses. During the nine months ended December 31, 2014, research and development expenses decreased 10%, compared to the nine months ended December 31, 2013. The decrease was primarily due to $5.8 million lower personnel-related expenses and $3.0 million higher research and development expense in nine months period ended December 31, 2013 related to Gaming and Tablets product categories.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, human resources and legal functions.

During the three months ended December 31, 2014, general and administrative expenses decreased 7%, compared to the three months ended December 31, 2013. The decrease was primarily due to a $2.3 million saving in IT infrastructure costs. During the nine months ended December 31, 2014, general and administrative expenses increased 12%, compared to the nine months ended December 31, 2013. The increase was driven by a $19.5 million increase in our legal and consulting expense due to the Audit Committee investigation. This increase was partially offset by a $4.7 million saving in IT infrastructure costs and a $2.2 million rent expense savings as a result of the integration of some of our facilities.

Restructuring Charges

During the fourth quarter of fiscal year 2013, Logitech implemented a restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. Charges and other costs related to the workforce reduction are presented as restructuring charges in the consolidated statements of operations. During the three months and nine months ended December 31, 2013, restructuring charges under this plan included $0.1 million and $6.7 million, respectively, in termination benefits to employees, and $0.7 million and $1.9 million in lease exit costs, respectively.

The Company substantially completed the restructuring in the fourth quarter of fiscal year 2014, and did not incur any material charges during the first nine months of fiscal 2015.

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Interest Income (Expense), Net

Interest income and expense for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Interest income	$314	$438	(28)%	$902	$1,356	(33)%
Interest expense	(90)	$(1,460)	(94)	(65)	(2,218)	(97)
	$224	$(1,022)	(122)	$837	$(862)	(197)

Interest income was lower in the three and nine months ended December 31, 2014, compared with the three and nine months ended December 31, 2013, primarily due to the mix of cash balances held by subsidiaries in different countries during the three and nine months ended December 31, 2014 compared to the prior periods.

Interest expense was lower in the three and nine months ended December 31, 2014, compared with the three and nine months ended December 31, 2013, primarily due to commitment fees and non-recurring fees related to our $250 million Senior Revolving Credit Facility entered into in December 2011 that was in place during the three and nine months ended December 31, 2013. In December 2013, given the significant improvement in our financial performance and outlook, we chose to terminate this Credit Facility.

Other Income (Expense), Net

Other income and expense for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Investment income related to deferred compensation plan	$66	$883	$714	$1,126
Impairment of investments	(2,154)	(38)	(2,259)	(307)
Foreign currency exchange gain (loss), net	(833)	(40)	(2,476)	185
Other	(95)	277	(78)	357
	$(3,016)	$1,082	$(4,099)	$1,361

Investment income for three and nine months ended December 31, 2014 and 2013 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

During the three months and nine months ended December 31, 2014 we had a $2.3 million investment impairment resulting from the write-down of an investment in a privately held company. We had a $0.4 million investment impairment in the nine months ended December 31, 2013 resulting from the write-down of an investment in a privately held company.

The foreign currency exchange losses were $0.8 million and $2.5 million during the three and nine months ended December 31, 2014. Foreign currency exchange gains or losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. The increase in the foreign currency exchange losses mainly results from the weakening euro during the three and nine months ended December 31, 2014.

Provision for Income Taxes

The provision for and (benefit from) income taxes and effective tax rates for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Provision for (benefit from) income tax	$(878)	$4,807	$7,718	$7,064
Effective income tax rate	(1.4)%	9.1%	6.1%	10.0%

The change in the effective income tax rate for the three and nine months ended December 31, 2014 compared with the three and nine months ended December 31, 2013 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There was a discrete tax benefit of $9.0 million and $11.1 million in the three and nine months ended December 31, 2014, respectively, from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations. In the three and nine months ended December 31, 2013, the discrete tax benefit from the reversal of uncertain tax positions resulting from expiration of the statutes of limitations was $10.0 million and $12.0 million, respectively.

 On December 19, 2014, the enactment in the U.S. of the Tax Increase Prevention Act of 2014 extended the U.S. federal research and development tax credit through December 31, 2014 which had previously expired on December 31, 2013. The income tax benefit and income tax provision in the three and nine months ended December 31, 2014 reflected a $0.8 million tax benefit, respectively, as a result of the extension of the tax credit.

As of December 31 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $85.1 million and $91.0 million, respectively, of which $83.9 million and $86.1 million, respectively, would affect the effective income tax rate if recognized. Pursuant to ASU 2013-11 which became effective in the first quarter of fiscal year 2015, we reclassified $9.8 million of unrecognized tax benefits previously presented as non-current income taxes payable to a reduction in non-current deferred tax assets for tax credit carryforwards.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $516.6 million, compared with $469.4 million at March 31, 2014. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 56% is held by our subsidiaries in Switzerland, 36% is held by our subsidiaries in Hong Kong, Germany and the Netherlands, and 8% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of December 31, 2014, our working capital was $559.8 million compared with working capital of $478.2 million at March 31, 2014. The increase in working capital was primarily due to higher cash and cash equivalents, accounts receivable and inventory balances at December 31, 2014.

During the nine months ended December 31, 2014, we generated $137.1 million from operating activities. Our main sources of operating cash flows were net income after adding non-cash expenses of depreciation, amortization and share-based compensation expense, and from increases in accounts payable and accrued liabilities. These sources of operating cash flows were partially offset by increases in accounts receivables and inventories. Net cash used in investing activities was $36.9 million, primarily from $34.8 million of capital expenditure in computer hardware and software, tooling and equipment, and $2.6 million investment in privately held companies. Net cash used in financing activities was $47.4 million, primarily from $43.8 million of cash dividend payments made in December 2014.

We had several uncommitted, unsecured bank lines of credit aggregating $38.7 million as of December 31, 2014. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2014, we had outstanding bank guarantees of $7.5 million under these lines of credit.

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

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$137,058	$110,699
Net cash used in investing activities	(36,934)	(34,819)
Net cash used in financing activities	(47,402)	(30,023)
Effect of exchange rate changes on cash and cash equivalents	(5,521)	184
Net increase in cash and cash equivalents	$47,201	$46,041

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31,
	2014		2013
Accounts receivable, net	$306,866		$312,947
Inventories	245,740		259,154
Working capital	559,847		451,904
Days sales in accounts receivable (“DSO”)(1)	44	days	45	days
Inventory turnover (“ITO”)(2)	6.6	x	6.4	x

(1)             DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)               ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the nine months ended December 31, 2014, we generated net cash of $137.1 million for operating activities, compared to $110.7 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include an increase in net income of $54.9 million, partially offset by the decrease in change of operating assets and liability of $16.7 million and the decrease of amortization expense of $7.3 million and the decrease of disposal loss of fixed assets of $3.9 million for the nine months ended December 31, 2014 from the nine months ended December 31, 2013.

DSO remained consistent for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.  Typical payment terms require customers to pay for product sales generally within 30 to 60 days. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. We do not modify payment terms on existing receivables, but may offer discounts for early payment.

Inventory turnover during the three months ended December 31, 2014 increased, compared with the three months ended December 31, 2013 due to our better management of inventories.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	2013
Purchases of property, plant and equipment	$(34,777)	$(34,910)
Investment in privately held companies	(2,550)	—
Acquisitions, net of cash acquired	—	(650)
Proceeds from return of investment from strategic investment	—	261
Purchase of trading investments	(3,463)	(7,831)
Proceeds from sales of trading investments	3,856	8,311
Net cash used in investing activities	$(36,934)	$(34,819)

Our expenditures for property, plant and equipment during the nine months ended December 31, 2014 and 2013 were primarily expenditures for computer hardware and software, tooling and equipment.

During the nine months ended December 31, 2014, we made strategic investments of $2.6 million in privately held companies. During the nine months ended December 31, 2013, we made a $0.7 million strategic investment.

The purchases and sales of trading investments in the three months ended December 31, 2014 and 2013 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	2013
Payment of cash dividends	$(43,767)	$(36,123)
Contingent cash payment of acquisition	(100)	—
Repurchase of ESPP awards	(1,078)	—
Proceeds from sales of shares upon exercise of options and purchase rights	2,466	8,465
Tax withholdings related to net share settlements of restricted stock units	(7,456)	(2,937)
Excess tax benefits from share-based compensation	2,533	572
Net cash used in financing activities	$(47,402)	$(30,023)

For both the nine months ended December 31, 2014 and 2013 no share repurchases were made.

Proceeds from the sale of shares upon exercise of options and purchase rights pursuant to our stock plans during the nine months ended December 31, 2014 and 2013 were $2.5 million and $8.5 million, respectively. The payment of required tax withholdings related to net share settlements of RSUs (restricted stock units) during the nine months ended December 31, 2014 and 2013 was $7.5 million and $2.9 million, respectively. During nine months ended December 31, 2014, we paid a cash dividend of CHF 43.1 million (U.S. dollar amount of $43.8 million) out of retained earnings. During nine months ended December 31, 2013, we paid a cash dividend of CHF 33.7 million (U.S. dollar amount of $36.1 million) out of retained earnings.

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

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to our stock price, market conditions and other factors.  There were no share repurchases during the nine months ended December 31, 2014 and 2013. During most of the nine month period ended December 31, 2014, the Company was not current with its periodic reports required to be filed with the SEC and therefore lost its ability to buy back shares. The Company regained its ability to repurchase shares upon filing its Form 10-Q with SEC on November 26, 2014.

During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align our organization to our strategic priorities of increasing focus on a tighter range of products, expanding cloud-based video conferencing services and improving profitability.

In December 2014, we paid a cash dividend of CHF 43.1 million (U.S. dollar amount of $43.8 million) out of retained earnings. During fiscal year 2014, we paid a cash dividend of CHF 33.7 million (U.S. dollar amount of $36.1 million) out of retained earnings. We plan to issue an annual dividend on a recurring basis. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

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

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of December 31, 2014 were not material.

Purchase Commitments

As of December 31, 2014, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the third quarter of fiscal year 2015. Fixed purchase commitments for capital expenditures primarily relate to commitments for computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Obligation for Deferred Compensation

As of December 31, 2014, we had $17.5 million in liabilities related to a deferred compensation plan offered by one of our subsidiaries. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Pension and Post-Employment Obligations

As of December 31, 2014, we had $36.4 million in liabilities related to our defined benefit pension plans and non-retirement post-employment benefit obligations, of which $1.5 million is payable in the next 12 months. For more information, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Guarantees

Logitech Europe S.A.  guaranteed payments of a third-party contract manufacturer’s purchase obligations. As of December 31, 2014, the maximum amount of this guarantee was $3.5 million, of which $1.4 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2014, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as we transact business in multiple foreign currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the euro, Chinese Renminbi, Australian dollar, Taiwanese dollar, British pound, Canadian dollar, Japanese yen and Mexican peso. The functional currency of our operations is primarily the U.S. dollar. To a lesser extent, certain operations use the  Swiss Franc, or the local currency of the country as their functional currencies. Accordingly, unrealized foreign currency gains or losses resulting from the translation of net assets or liabilities denominated in foreign currencies to the U.S. dollar are accumulated in the cumulative translation adjustment component of accumulated other comprehensive loss in shareholders’ equity.

We report our results in U.S. dollars. Changes in currency exchange rates compared to the U.S. dollar can have a material impact on our results when the financial statements of our foreign subsidiaries are translated into U.S. dollars. For example, for the three months ended December 31, 2014, approximately 45% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro.  The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. dollar and less denominated in Euro and other currencies. As a result, a strengthening U.S. dollar has an adverse impact on our operating results.  The average exchange rate for the U.S. dollar for the three and nine months ended December 31, 2014 has strengthened significantly against most of the currencies for the same period in the prior fiscal year, which has adversely impacted our actual results for the three and nine months ended December 31, 2014, including our net sales, net income, cash flows from operations and our growth rates year over year.

The table below provides information about our underlying transactions that are sensitive to foreign exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of December 31, 2014. The table also presents the U.S. dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Swiss Franc	$15,706	$(1,428)	$1,745
U.S. Dollar	Japanese Yen	13,209	(1,201)	1,468
U.S. Dollar	Australian Dollar	13,158	(1,196)	1,462
U.S. Dollar	Mexican Peso	11,217	(1,020)	1,246
U.S. Dollar	Indian Rupee	2,580	(235)	287
U.S. Dollar	Korean Won	(766)	70	(85)
U.S. Dollar	Singapore Dollar	(6,208)	564	(690)
U.S. Dollar	Taiwanese Dollar	(15,424)	1,402	(1,714)
U.S. Dollar	Chinese Renminbi	(17,772)	1,616	(1,975)
Euro	British Pound	13,985	(1,271)	1,554
Euro	Turkish Lira	845	(77)	94
Euro	Russian Ruble	(965)	88	(107)
Euro	Swedish Krona	(1,857)	169	(206)
British Pound	Swiss Franc	$750	$(68)	$83
		$28,458	$(2,587)	$3,162

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of December 31, 2014, net liabilities held in CNY totaled $17.8 million.

Derivatives

The Company enters into foreign exchange forward contracts to hedge against exposure to changes in foreign currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. dollars. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the foreign currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the nine months ended December 31, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2014 and March 31, 2014, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $41.4 million (€33.9 million), and $51.8 million (€37.6 million), respectively. Deferred realized gains of $2.0 million were recorded in accumulated other comprehensive loss as of December 31, 2014, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.7 million related to open cash flow hedges were recorded in accumulated other comprehensive income as of December 31, 2014 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

The Company also enters into foreign exchange forward and swap contracts to reduce the short-term effects of foreign currency fluctuations on certain foreign currency receivables or payables. These contracts generally have one month maturity. The primary risk managed by using forward and swap contracts is the foreign currency exchange rate risk. The gains or losses on these foreign exchange contracts are recognized in other income (expense), net based on the changes in fair value.

The notional amounts of foreign exchange contracts outstanding as of December 31 and March 31, 2014 relating to foreign currency receivables or payables were $42.7 million and $53.6 million, respectively. The contracts outstanding at December 31, 2014 and March 31, 2014 consisted of contracts in Mexican pesos, Japanese yen, British pounds, Taiwanese dollars and Australian dollars.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analysis of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analysis, a 100 basis point decrease or increase in interest rates from the December 31, 2014 and December 31, 2013 period end rates would not have a material effect on our results of operations or cash flows.

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

Based on that evaluation, Logitech’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2014 that continued to exist as of December 31, 2014:

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

Management’s Plan to Remediate the Material Weaknesses

In September 2013, the Company hired a new Principal Financial and Accounting Officer who has implemented and continues to implement changes in our internal control over financial reporting to address these material weaknesses, including those identified in our recently completed independent investigation. Our Board of Directors has full confidence in its current management under the leadership of the Chief Executive Officer and Principal Financial and Accounting Officer and we take the integrity of our financial statements seriously. We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time and will continue to make additional changes, if appropriate. If not remediated, these material weaknesses could result in further material misstatements to our financial statements. The following changes to our internal control over financial reporting have been implemented or will be implemented as soon as practicable:

•Provide training in order to enhance the level of communication and understanding of internal controls with key individuals that provide critical information used in financial accounting and reporting on matters relating to business and operations, which impact financial reporting;

•Identify skills gaps within the global finance and accounting organization and recruit resources with appropriate experience and technical expertise to fill gaps, including in the area of SEC reporting and technical accounting.

•Implement a more comprehensive process for review of the financial statements;

•Implement a policy requiring formal documentation of the conclusions and basis for conclusions for all significant accounting positions and financial reporting issues, by finance and accounting personnel with sufficient technical competence, including review and approval by the appropriate level of management;

•Implement a revised and documented methodology and related internal controls over the accrual of warranty costs, including an on-going review of the assumptions within the methodology, the capture of all relevant costs, relating to product warranties given to end customers and appropriate review of the accrual each quarter;

•Clarify existing policy and enhance procedures over inventory valuation, including lower of cost or market (LCM) and excess and obsolete reserve calculations, determining that all relevant information is considered, including future demand forecasts, and that conclusions reached are subject to a comprehensive review as well as ongoing evaluation;

•Implement new controls and improve existing controls over financial reporting, including controls with respect to disclosures in the notes to the consolidated financial statements, and the preparation, review, and approval of the consolidated statement of cash flows and consolidated statement of comprehensive income (loss).

Status as of March 31, 2014

During the period ended March 31, 2014, we implemented the following changes to our internal control over financial reporting:

•Established a Finance and Accounting leadership team, including a new Principal Financial and Accounting Officer, a new Vice President of Internal Audit, a new Assistant Corporate Controller (the latter two who joined in the fourth quarter of fiscal year 2014) subsequently promoted to Corporate Controller, and a new Senior Director of Finance Operations, to strengthen oversight of the team and improve the design, implementation, execution and supervision of internal controls within the organization. Hired experienced additional technical resources in the area of Corporate Controllership Group, SEC Reporting, Financial Planning and Analysis, Operations Finance, and Regional Controllership Group;

•Leveraged the services of consulting firms, until we could hire resources with the required skills to strengthen our internal controls, documentation and communication in the SEC reporting process.

•Hired subject matter experts in the area of Operations Finance to design and oversee improved information and communication processes and other internal controls relating to warranty accruals and inventory reserves;

•Implemented a new methodology for identifying and accruing costs relating to product warranty, including documenting and evaluating the assumptions used and determining appropriate supervision and review each quarter;

•Starting in the fourth quarter of fiscal year 2014, implemented a process to enhance the nature and extent of review of Forms 10-Q and 10-K by a team lead by the new Assistant Controller, a more robust process for disclosure committee meetings, and a final review of these filings with the Principal Financial and Accounting Officer. The Principal Financial and Accounting Officer and the Assistant Controller in turn report the results of this process to the Financial Close, Disclosure and Audit Committees in formal quarterly meetings;

•Provided training to key individuals that provide critical information used in financial accounting and reporting to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analysis and financial records.

Fiscal 2015 Current Status

Further to the above measures, during the period April to December 2014, we have taken further measures to strengthen the processes and controls relating to financial reporting. These measures include:

•Under our new Chief Executive Officer and Principal Financial and Accounting Officer, establishing communications and new processes and controls that allows frequent open communication with key internal stakeholders, our advisors, and our independent registered public accounting firm, on key business and operational matters impacting financial reporting;

•Enhancing the Company’s representation letter control. The Company had a representation letter control, wherein detailed questionnaires containing over 60 questions are sent to over 50 senior level employees of the Company. The feedback received is reviewed by the Controllership Group and appropriate actions are initiated, as a normal process. Effective in the first quarter of fiscal year 2015, the detailed questionnaires and a listing of the responses received and resolution of the issues identified are reviewed by the Controller, and are being shared with our independent registered public accounting firm in order to further enhance communication;

•Strengthening our inventory valuation control through increased standardization and consideration of all relevant inputs including aging, historical sales data, product life cycles and market acceptance;

•Implementing a policy requiring formal documentation of the conclusions and basis for conclusions for all significant accounting positions and financial reporting issues, by finance and accounting personnel with sufficient technical competence, including review and approval by the appropriate level of management;

•Implementing a policy documenting and governing the methodology and related internal controls over the accrual of warranty costs, including an on-going review of the assumptions within the methodology, the capture of all relevant costs relating to product warranties given to end customers and appropriate review of the accrual each quarter;Clarifying existing accounting policies and enhancing procedures over inventory valuation, including lower of cost or market (“LCM) and excess and obsolete reserve calculations, determining that all relevant information is considered, including future demand forecasts, and that conclusions reached are subject to a comprehensive review as well as ongoing evaluation; and

•Clarifying existing accounting policies and enhancing procedures over other processes impacting financial reporting, including but not limited to revenue recognition, expense and commitment authorization, prepaid and other assets, accrual, and journal entries.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed above in Management’s Plan to Remediate the Material Weaknesses.

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

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including the following:

•Our operating results are highly dependent on the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers. As a result, our revenues in any quarter depend primarily on orders booked and shipped in that quarter.

•A significant portion of our quarterly retail sales typically occurs in the last weeks of each quarter, further increasing the difficulty in predicting quarterly revenues and profitability.

•Our sales are impacted by consumer demand and current and future global economic conditions, and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

•We must incur a large portion of our costs in advance of sales orders, because we must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to rapidly adjust our costs during the quarter in response to a revenue shortfall, which could adversely affect our operating results.

•Since the beginning of fiscal year 2013, we have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories for mobile devices and digital music. We may not achieve the cost savings or other anticipated benefits from these efforts, and such efforts may cause our operating results to fluctuate from quarter to quarter, making our results difficult to predict.

•Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, over short periods of time and during periods of weakness in consumer spending, our ability to change local currency prices to offset the impact of currency fluctuations is limited.

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

The success of our product portfolio depends on several factors, including our ability to:

•Identify new features, functionality and opportunities;

•Anticipate technology, market trends and consumer preferences;

•Develop innovative, high-quality, and reliable new products and enhancements in a cost-effective and timely manner;

•Distinguish our products from those of our competitors; and

•Offer our products at prices and on terms that are attractive to our customers and consumers.

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

As we expand into accessories for tablets and other mobile devices, and digital music, our products in those categories may have lower gross margins than in our traditional product categories. Consumer demand in these product categories, based on style, color and other factors, tends to be less predictable and tends to vary more across geographic markets. As a result, we may face higher up-front investments, inventory costs associated with attempting to anticipate consumer preferences, and increased inventory write-offs. If we are unable to offset these potentially lower margins by enhancing the margins in our more traditional product categories, our profitability may be adversely affected.

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

•Compliance with laws and regulations, including environmental, tax and anti-corruption laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

•Varying laws, regulations and other legal protections, uncertain and varying enforcement of those laws and regulations, dependence on local authorities, and the importance of local networks and relationships;

•Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries, which may lead to currency exchange losses and collection difficulties or other losses;

•Lack of infrastructure or services necessary or appropriate to support our products and services;

•Exposure to fluctuations in the value of local currencies;

•Difficulties and increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, including entrenched local competition;

•Weak protection of our intellectual property rights;

•Higher credit risks;

•Changes in VAT (value-added tax) or VAT reimbursement;

•Imposition of currency exchange controls;

•Import or export restrictions that could affect some of our products, including those with encryption technology;

•Delays from customs brokers or government agencies; and

•A broad range of customs, consumer trends, and more.

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

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. For the third quarter of fiscal year 2015, approximately 45% of our revenue was in non-U.S. denominated currencies. Weakening of currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our non-U.S. dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our non-U.S. dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of foreign currencies may also increase our product component costs and other expenses denominated in those currencies, adversely affecting gross margins. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long term shifts in currency exchange rates.

As a result, fluctuations in currency exchange rates could adversely affect our business, operating results and financial condition. Moreover, these exposures may change over time.

As a Swiss, dual-listed company operating in many markets and jurisdictions and expanding into new growth categories, we are subject to risks associated with new, existing and potential future laws and regulations.

Based on our current business model and as we expand into new markets and product categories, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Our products may be required to obtain regulatolry approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

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

We are in incorporated in the Canton of Vaud in Switzerland and our effective income tax rate benefits from a longstanding ruling from the Canton of Vaud.  The tax rules in Switzerland could change in response to certain guidance and demands from both the European Union and the Organisation for Economic Co-operation and Development and that could have an adverse effect on our tax ruling and effective income tax rate.  Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or changes in our tax ruling from the Canton of Vaud, could result in a higher effective income tax rate on our worldwide earnings and such change could adversely affect our net income.

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

As disclosed in Item 4 of this report, we identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses were identified during the independent investigation by our Audit Committee in fiscal year 2015 and a review of related accounting matters that resulted in late filings of our Annual Report on Form 10-K for Fiscal Year 2014 and our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2015 and a restatement of our financial results for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012. This also follows the identification of material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A which are still unremediated, and the identification of significant deficiencies in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014 and December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—An Integrated Framework (1992). We are actively engaged in implementing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again. In addition to potentially adversely affecting investors’ confidence, the restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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

January 27, 2015