Form 10-K
period 2015-03-31
LOGITECH INTERNATIONAL SA
filed 2015-06-05
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
7700 Gateway Boulevard
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 26, 2014, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was approximately $1,964,934,145. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
As of May 12, 2015, there were 164,558,872 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2015.

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

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements based on beliefs of our management as of the filing date of this Form 10-K. These forward-looking statements include, among other things, statements related to:

•	Our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position;

•
Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2016 and beyond;

•	The scope, nature or impact of acquisition, strategic alliance and divestiture activities;

•	Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2016 and beyond;

•	Market opportunities and our ability to take advantage of them;

•	Our plans for business restructuring (including, but not limited to, the exit from our OEM business and the reorganization of Lifesize), capital investments and research and development;

•	Our expectations regarding our share buyback and dividend programs;

•	The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs; and

•	The effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.
Forward-looking statements also include, among others, those statements including the words "anticipate", "believe", "could", "estimate", "expect", "forecast", "intend", "may", "plan", "project", "predict", "should", "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report on Form 10-K under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Overview”, “Critical Accounting Estimates” and “Liquidity and Capital Resources”, among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A, Risk Factors, as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or "SEC." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, and audio and video communication over the Internet and home-entertainment control.
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
In this Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we have made the following changes to our preliminary results furnished to the United States Securities and Exchange Commission (“SEC”) in the Current Report on Form 8-K on April 23, 2015: (a) Goodwill impairment charge of $122.7 million related to its video conferencing reporting unit;  (b) Accrual of $3.25 million related to SEC investigation settlement discussions; (c) Balance sheet reclassification of $0.5 million related to an increase in inventory and accrual; and (d) Changes in deferred tax assets of $0.3 million related to the changes above. See Part II—"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report for more details.

These changes were due to the completion of our evaluation of our video conferencing reporting unit’s goodwill impairment and other subsequent events that we adjusted through the date of filing this annual report. The possibility of these adjustments were noted in the Current Report on Form 8-K and earning release on April 23, 2015. Also, subsequently on May 14, 2015, the registrant announced the goodwill impairment charge expected at that time to be between $100 million and $123 million.
Logitech has two operating segments, peripherals and video conferencing.
Peripherals
Our peripherals segment, which includes retail and Original Equipment Manufacturer (OEM) channels, encompasses the design, manufacturing and marketing of peripherals for personal computers (PCs), tablets and other digital platforms. We sell our peripherals products to a network of distributors, retailers and OEMs.
Retail Channel
Our retail peripherals product categories, which we classify as growth, profit maximization or non-strategic, are defined as follows:
Retail Strategic - Growth Categories:

•	Mobile Speakers: Comprised of portable wireless Bluetooth speakers.

•	Gaming: Includes Gaming mice, keyboards, headsets, gamepads and steering wheels.

•	Video Collaboration: Includes primarily video products and certain headset products that can connect small and medium sized user groups.

•	Tablet & Other Accessories: Includes keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.
Retail Strategic - Profit Maximization Categories:

•	Pointing Devices: Includes PC-related mice, touchpads and presenters.

•	Keyboards & Combos: Includes keyboards and keyboards/mice combos for various platforms.

•	Audio-PC & Wearables: Includes PC speakers, PC headsets and in-ear headphones.

•	PC Webcams: Includes retail webcam products.

•	Home Control: Includes our Harmony remote control and home automation products.
Non-Strategic:

•
This category, which represented less than 1% of our sales in fiscal year 2015, comprises a variety of products which we are in the process of transitioning out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category are television (TV) camera, Digital Video Security (DVS), other gaming products not included in our Growth Category and music products, including over-ear headphones, TV and home speakers, Google TV products, and some other PC Keyboards & Desktops accessories.

We sell our peripherals products to a network of retailers, including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes consumer electronics distributors, retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants. Sales of peripherals to our retail channels were 89%, 88% and 87% of our net sales for the fiscal years 2015, 2014 and 2013, respectively. The large majority of our revenues have historically been derived from sales of our retail peripherals products for use by consumers.
OEM Channel
Our OEM customers include the majority of the world's largest PC manufacturers. For the fiscal years 2015, 2014 and 2013, Sales to OEM customers were 6% of our net sales of each year, and declined 17% year over year in fiscal year 2015. While the OEM business has been an important part of our history, we see limited opportunities for profitable growth. Given our heightened focus on growing our Retail Strategic business, we plan to exit OEM.
Video Conferencing
Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize-branded video conferencing products, infrastructure and services for small and medium size enterprises, public sector, and other business markets. Video conferencing products include SaaS video service, scalable HD (high-definition) video communication endpoints, video conferencing infrastructure software and appliances to support large-scale video deployments, and services to support these products. During the past few years, the competitive landscape of the video conferencing industry has changed drastically, characterized by increased competition combined with rapid shifting from infrastructure component business to Cloud-based services. During the second quarter of fiscal year 2015, Lifesize launched its Cloud offerings and we continue to see significant momentum for this Cloud-based video communication offering. On the other hand, we experienced significant sales declines in our infrastructure component business, especially during the fourth quarter of fiscal year 2015. While the sales of our Cloud offering are growing rapidly, they are not large enough to offset the declining video conferencing infrastructure business. As a result of these changes, we made a strategic decision to de-emphasize the legacy offerings more quickly than planned to enable maximum traction of the Cloud-based offerings. The video conferencing segment maintains a dedicated marketing and sales organization, which sells Lifesize services and products worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business. We sell our video conferencing products and services to distributors, value-added resellers, OEMs, and direct enterprise customers. Sales of video conferencing products were 5%, 6%, and 7% of our net sales in the fiscal year 2015, 2014 and 2013, respectively. Our video conferencing segment also has infrastructure functions, including finance, legal, information technology and facilities that are separate, but coordinated with our peripherals business.
Industry Overview
Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumers, businesses and institutional applications, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. These trends have created opportunities for new applications, new users and dramatically richer interaction between people and digital content. In both mature and emerging markets, a large installed base of business and enterprise customers purchase peripherals for their PCs.
In the last several years, the PC market has changed dramatically and there continues to be weakness in the global market for new PCs. This dynamic has negatively impacted net sales in our PC-related categories, except for Gaming and Video Collaboration products. The gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity. The decline in popularity of desktop PCs, combined with the increased interest in smaller, touch-interfaced computing devices (such as smartphones and tablets) has rapidly changed the market for PC peripherals, while creating opportunities for new peripheral categories. Although the installed base of PC users is large in our traditional mature markets (the United States, Canada, Western and Nordic Europe, Japan and Australia), consumer demand for PCs has declined in recent years and we believe this trend will continue in future years.
At the same time, there has been growth in the popularity of smaller, mobile computing devices, such as tablets and smartphones with touch interfaces, which have created new markets and usage models for mobile peripherals and accessories. Logitech offers peripherals and accessories to enhance the use of such digital platforms. For today's consumers, listening to music is a popular entertainment activity, fueled by the growth in smartphones, tablets, music services and Internet radio. Consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices. Our Mobile Speakers products target a large and growing market that reflects the increasing popularity of mobile devices for accessing digital music. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably.
The use of video across multiple platforms—PCs, laptops and mobile devices such as tablets and smartphones—is a continuing trend among consumers. The video communication industry continues to make progress towards a vision in which people can conduct a video call from any of these platforms to any other platform. The market opportunity to provide innovative, affordable, and easy to use video collaboration products to the millions of small to medium sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of it.
The trend among businesses and institutions to use video conferencing is even more prevalent than consumer use of video calling, and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of higher Internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of enterprise-class collaboration and communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings.
Finally, we believe that trends established in the consumer technology market, such as brand identity, affordability, ease of installation and use, customer support, and design, have become important aspects of the purchase decision when buying a consumer electronics product. These are strengths that we believe Logitech offers in both consumer and enterprise markets.
Business Strategy
Logitech's current strategic objectives are to:
•focus our innovation and go-to-market teams on our retail business;
•continue to optimize profitability of our PC peripherals;
•build new categories that become sustainable growth engines;
•develop a world-class design company; and
•deliver operating leverage to improve profitability and to create the capacity to invest in growth.
Our product categories focus on the substantial worldwide installed base of PC and Mac computers by offering innovative peripherals to address needs for comfort, productivity and easy connectivity, as well as entertainment and communication. With a large installed base of users, we believe that the market for PC peripherals will continue to present opportunities for increased profitability.
As sales of PCs have declined over the past several years, sales of peripherals targeted for the PC platform have similarly diminished and affected our growth. As a result, we are focusing our investments in product categories with growth opportunities in which we can leverage our areas of expertise, competitive advantages and technology. We are currently focused on four growth categories: Mobile Speakers, Gaming, Video Collaboration and Tablet & Other Accessories. We also focus on developing and testing products for potential new growth opportunities.

As we continue to shift the focus of our investment from PC peripherals to growth categories, our business approach is changing as well. Our product development process and responsiveness to consumers have become faster. We laid the foundation in fiscal year 2014 for building a design company that leverages technology, innovation and consumer insights. We are continuing to build on this foundation by making design a more integral part of our product development with the goals of creating fewer but more impactful products while increasing consumer satisfaction.
Our video conferencing segment focuses on high-definition (HD) video conferencing for businesses and institutions. We believe that our strategy of delivering a high quality, Cloud-based experience combined with a compelling price/performance advantage will position us well in this rapidly evolving market.
We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends, and the evolving nature of the interface between the consumer and the digital world. We continue to evaluate and phase out non-strategic products as part of our ongoing efforts to strengthen our overall portfolio.
Our turnaround strategy, which we originally outlined in May 2013, has been a success and we are continuing to transform Logitech into a simpler, faster, growing company. As we move forward we plan to focus on our growing Retail Strategic business, exit our OEM business and reorganize our video conferencing business, Lifesize, to sharpen its focus on its Cloud-based offering. We are also focused on streamlining our overall cost structure through product, overhead and infrastructure cost reductions, including a targeted resource realignment. As a result, over the coming year we expect restructuring charges of approximately $15 million to $20 million. The savings from all these actions will be used to offset currency headwinds and invest in future growth.
Product Strategy
To take advantage of the opportunities we anticipate in the growing digital marketplace, Logitech's product strategy focuses on enabling and enhancing the multiple interfaces for input, navigation, audio and video across the many digital devices used by today's consumers and enterprises.
Digital Music
Logitech has a solid foundation of audio solutions designed to satisfy consumers' needs for music consumption sourced from a variety of platforms. These platforms include music services, Internet radio and Bluetooth-enabled mobile devices such as tablets and smartphones. Our music solutions are focused primarily on Mobile Speakers. We recently introduced UE MEGABOOM, a larger and more powerful companion for UE BOOM offering 360-degree sound, more bass and water-proof design, which has already received several design awards.
Gaming
Our strategy is to leverage our deep research and development (R&D) expertise in the area of PC peripherals to build the most advanced gaming gear on the market. One recent example of this is the G402 Hyperion Fury Gaming Mouse which combines an optical sensor featuring Logitech Delta Zero™ technology with our exclusive Fusion Engine™ hybrid sensor to enable tracking speeds in excess of 500 inches per second (IPS).
Video Collaboration
The market opportunity to provide innovative, affordable, and easy to use video collaboration products to the millions of small to medium sized meeting rooms lacking video, or even to mobile meetings, is substantial, and we are well positioned to take advantage of it. Over the past year, we have built momentum with the CC3000e all-in-one video and audio conferencing solution for small and midsize conferencing rooms.
Tablet & Other Accessories
To seize the growth opportunities in the peripherals market for mobile devices, we are focusing on innovating new features and products to provide excellent consumer experience, and on reducing product cycle time to address the evolving market demand and frequent introductions of new devices. We have developed a range of products for the tablet market, for both Apple and Android platforms. We believe there will be additional demand for complementary peripherals to enhance consumers' experiences with tablets and other mobile devices.

PC/Mac Accessories
Logitech continues to provide new, innovative, high-performance PC and Mac computer navigation devices and audio and video products for the large installed base of PC and Mac computers and for the enterprise market.
Home Controls
Logitech's Harmony brand is well recognized as the leader in performance remote controls for home entertainment. We believe this expertise provides a strong foundation for control of the digital home.
Video Conferencing
Our Lifesize division represents our focused investment in the growth of video communications for enterprises and business organizations. Lifesize is a leader in HD communication innovation at multiple price points, offering complete and scalable solutions including hardware, software, endpoints, services and infrastructure to small and medium enterprises. During the second quarter of fiscal year 2015, Lifesize launched its Cloud offerings. We continue to see significant momentum for this Cloud-based video communication offering. In the nine months since its launch, we have acquired more than 1,100 Lifesize Cloud customers and achieved strong growth in concurrent Cloud calls and usage. Looking at this growth, we recently decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings to enable maximum traction with Lifesize Cloud.
Design and Technological Innovation
Logitech seeks to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus beyond the PC to other entry and control points to the Internet and digital world, including mobile devices and the meeting room. All of these platforms require interfaces that are customized according to how the devices are used. We believe this expansion of access points provides additional attractive opportunities for Logitech because the relevance and importance of navigation, interaction, video and audio interfaces and applications remain substantially the same across platforms.
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products and technologies. Four of Logitech's products were selected as 2015 Computer Electronics Show (CES) Innovation Award honorees, including:
•Logitech Bluetooth® Multi-Device Keyboard K480, a wireless desktop keyboard for your computers, tablets and smartphones.
•Logitech G502 Proteus Core Tunable Gaming Mouse that is customizable, combining the world’s first 12,000 dots per inch (DPI) sensor with advanced surface and weight tuning.
•Logitech G402 Hyperion Fury Ultra-Fast FPS Gaming Mouse that can reliably track over 500 IPS.
•Logitech G910 Orion Spark RGB Mechanical Gaming Keyboard, a keyboard that combines high speed responsiveness and improved accuracy with superior red, green and blue (RGB) illumination in a performance-driven design.
During fiscal year 2015, three of Logitech's products won the 2015 iF product design award for excellence in the audio, mobile and PC peripherals categories. This year's winners are the UE MEGABOOM, Logitech AnyAngle and the Logitech Wireless Mouse M320. During fiscal year 2015, Logitech also won Red Dot awards for the Logitech ConferenceCam Connect, Logitech Keys-To-Go, the Logitech G910 Orion Spark RGB Mechanical Gaming Keyboard, the Logitech Bluetooth® Multi-Device Keyboard K480, the Logitech Wireless Mouse M320 and UE MEGABOOM and Good Design awards for Logitech case+, the Logitech Illuminated Living-Room Keyboard K830, the Logitech X300 Mobile Wireless Stereo Speaker, the Logitech G502 Proteus Core Tunable Gaming Mouse, the Logitech G402 Hyperion Fury Ultra-Fast™ FPS Gaming Mouse, the Logitech Ultrathin Keyboard Folio for iPad® Air and iPad® mini and the Logitech Ultrathin for iPad® Air.
Our research and development expenses for fiscal years 2015, 2014 and 2013 were $131.0 million, $139.4 million and $155.0 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Logitech is committed to meeting consumer needs for peripheral devices and believes that design, innovation, value and product quality are important elements in gaining market acceptance and strengthening our market position.
Products
Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. We sell our peripherals products primarily to a network of distributors and retailers. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize-branded video conferencing products, infrastructure and services for small and medium size enterprises, public sector, and other business markets. Video conferencing products include SaaS video service, scalable HD (high-definition) video communication endpoints, video conferencing infrastructure software and appliances to support large-scale video deployments, and services to support these products. During the second quarter of fiscal year 2015, Lifesize launched its Cloud-based offerings and we continue to see significant momentum for this Cloud-based video communication offering. On the other hand, we experienced significant sales declines in infrastructure component business, especially during the fourth quarter of fiscal 2015. While the sales of the Cloud offering are growing rapidly, they are not large enough to offset the declining of the video conferencing infrastructure business. As a result of these changes, we made a strategic decision to de-emphasize Lifesize’s legacy offerings more quickly than planned to enable maximum traction of the Lifesize Cloud. We sell our Lifesize products and services to distributors, value-added resellers, OEMs and, occasionally, to direct enterprise customers.
Our brand, portfolio management, product definition and engineering teams in our peripherals segment are responsible for product strategy, technological innovation and development, and for bringing our products to market. Our marketing team is responsible for supporting the Logitech brand, public relations and social media, and digital marketing. Our design team provides creative leadership, consumer insights, design direction and management from concept exploration to product and experience execution. Our retail sales and marketing activities are organized into three geographic regions: Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Japan, Australia, Taiwan, India and other countries). Our infrastructure functions, including finance, legal, information technology, and facilities, are managed globally to support the business.
Peripherals
Retail Strategic - Growth Categories
Mobile Speakers
The Mobile Speakers category comprises portable wireless Bluetooth speakers. Our top revenue-generating product during fiscal year 2015 is UE BOOM, the 360° portable wireless speakers that provide bold, immersive sound in every direction. The UE BOOM is the primary driver for success in this product category. The category also includes the UE Mini BOOM, a portable Bluetooth speaker with two channel speaker system in a compact design.
Gaming
Logitech offers a full range of dedicated gaming gear for gamers, including mice, keyboards, headsets, gamepads and steering wheels. Some of our products in this category include:

•	The Logitech G910 Orion Spark RGB Mechanical Gaming Keyboard, which features exclusive Romer-G switches, intelligent RGB illumination, and a wide range of options to customize colors and profiles.

•
The Logitech G930 Wireless Gaming Headset, which offers high-performance 7.1 channel surround sound, a lag-free 2.4 GHz wireless connection, and three customizable G keys for one-touch command over music, chat, voice morphing and other features.

•
The Logitech G402 Hyperion Fury Gaming Mouse, which combines an optical sensor featuring Logitech Delta Zero™ technology with our exclusive Fusion Engine™ hybrid sensor to enable tracking speeds in excess of 500 IPS.

•	The Logitech G502 Proteus Core Gaming Mouse, which features an advanced optical sensor and eleven programmable buttons and allows gamers to customize the weight and balance.
Video Collaboration

The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and HD 1080p video with affordability to bring video conferencing to small and medium conference rooms. Our key products in this category include:

•	The Logitech ConferenceCam CC3000e offers best-in-class videoconferencing with HD 1080p video and professional audio that easily turns mid-size conference rooms into video-enabled collaboration rooms.

•
The recently launched Logitech ConferenceCam Connect is a portable, all-in-one video conference solution with HD 1080p video, professional audio, and multi-device connectivity for small group collaboration.

Tablet & Other Accessories
The Tablet & Other Accessories category includes keyboards and covers for tablets and smartphones as well as other accessories for mobile devices. We expect to continue to enhance this category through the introduction of additional innovative and complementary products. Some of products in this category include:

•	The Logitech Ultrathin Keyboard Cover for iPad Air provides an aluminum screen cover for added protection on the go, and doubles as a wireless keyboard.

•	The Logitech Ultrathin Keyboard Folio for iPad Air and for iPad mini offers a thin-and-light typing experience, with front and back protection for the iPad.

•	The Logitech Protective Folio for iPad Air and for iPad mini offer protection and versatility in a thin, light and stylish design.
Retail Strategic - Profit Maximization Categories
Pointing Devices
Logitech offers a variety of pointing devices, sold through retail channels. Some of our key products in this category include:

•	The Logitech MX Master Wireless mouse is our flagship wireless mouse that is the new paradigm for precise, fast, comfortable computer navigation.

•	The Logitech Wireless Mouse M325 offers micro-precise scrolling with a feel-good, contoured design.

•	The Logitech Wireless Mouse M185 is a wireless mouse with nano receiver technology that is compatible with any computer.
Keyboards & Combos
Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our products in this category include:

•	The Logitech Wireless Touch Keyboard K400 is a sleek and compact keyboard with a 10-meter wireless range, provides functionality as a living room keyboard.

•	The Logitech Combo MK270 offers a wireless compact mouse and keyboard with nano technology.

•	The Logitech Combo MK520 is a sleek full size keyboard and mouse combination with unifying receiver.
Audio—PC & Wearables
The Audio-PC & Wearables category comprises PC speakers, PC headsets, and in-ear earphones designed to enhance the audio experience. Some of our products in this category include:

•	The Logitech Speaker System Z623 delivers 200 watts (RMS) of power in a THX-Certified system with multiple inputs.

•	The Logitech Surround Sound Speakers Z506 delivers 75 watts of power with 3D stereo and multiple inputs.

•	The Logitech USB Headset H390 is an USB headset that offers noise cancelling microphone and in-line audio features.
PC Webcams
The PC Webcams category comprises PC-based webcams targeted primarily at consumers. Our top revenue-generating webcams during fiscal year 2015 included the Logitech HD Pro Webcam C920, which offers razor-sharp HD video and recordings with 1080p, enhanced by Carl Zeiss optics.

Home Control
The Home Control category includes our Harmony advanced remote controls for home entertainment and control systems. Some of our products include:

•
The Logitech Harmony Ultimate and the Logitech Harmony Smart Control, both of which feature Logitech's Harmony Hub and Harmony Smartphone App to enable closed-cabinet control and one-touch entertainment access to hundreds of thousands of devices from a universal remote or smartphone. The Harmony Hub offers home control capability for connected home devices, such as Philips Hue lights.

•	The Logitech Harmony 650 remote is a universal remote featuring a color screen and one-click activity buttons.

Video Conferencing
Our Lifesize division offers HD video communication solutions including a HD SaaS video conferencing service, HD video conferencing products, audio conference telephones, hardware and software infrastructure solutions, video management software, and services to support reliable video and audio communications and help users connect to networks securely and with ease. The Lifesize product line includes:

•
Lifesize Cloud, a SaaS infrastructure service that supports the ways people communicate and is a solution that offers a connected experience in small to medium size meeting rooms. Lifesize Cloud enables secure, immersive communication between meeting room-based video conferencing systems, software applications on PCs and Mac computers, and mobile applications on IOS and Android smartphones and tablets. It offers an intuitive, scalable, and cost-effective solution for companies looking to deploy business class video conferencing. Lifesize Cloud is now the primary strategic focus of the Lifesize business. We plan to deemphasize the legacy offerings listed below.

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

Competitive Strengths
We believe the key competitive strengths that allow Logitech to be successful in the markets are:

•
Our innovation capability, including understanding of product development, technology and industrial design excellence as an emerging strength, as demonstrated by a list of over 100 industry "firsts" to our name and a patent portfolio of approximately over 750 patents.

•	Our expertise in key engineering disciplines that underlie our products, and our continued enhancement of our products through the use of advanced technologies.

•	The Logitech, Ultimate Ears (UE), and Lifesize brand names and industrial designs, which are recognized worldwide as symbols of product quality, innovation, ease of use and price-performance value.

•	Our hybrid model of in-house manufacturing and third-party contract manufacturers, which allows us to effectively respond to rapidly changing demand and leverage economies of scale.

•	Our supply chain has extensive global reach, key distribution and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes.

•	Our global presence, capable of drawing on the strengths of our global resources, global distribution system and geographic revenue mix.

•	Our expertise in a broad array of PC, Mac and mobile device peripherals.

•	Our extensive retail presence across consumer electronics, mass merchandises and office infrastructures.
We believe that we have competed successfully based on these factors. We believe that Logitech's future lies with our ability to continue to capitalize on these strengths.
Marketing and Design
Logitech's Design and Marketing team strives to understand consumers so that we can innovate, create and deliver amazing design to our users at each and every touch point of the consumer experience with the Logitech brand and products.

We believe that by creating products that people desire and love, we maximize the number of consumers who actively buy and recommend Logitech products, fueling brand preference within and across our many product categories.
We are making good progress building a strong internal Design and Marketing team, while partnering with world renowned design agencies to further our “design-led” approach to product development and launch. Our key design centers are in the United States, Switzerland, Ireland and Taiwan.
Sales and Distribution
Principal Markets
Net sales to unaffiliated customers by geographic region for fiscal years 2015, 2014 and 2013 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Americas	$915,478	$859,893	$808,618
EMEA	710,966	767,017	799,075
Asia Pacific	487,503	501,803	491,584
	$2,113,947	$2,128,713	$2,099,277
Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in each of fiscal years 2015, 2014 and 2013. In fiscal years 2015, 2014 and 2013, the United States represented 36%, 35% and 33% of our total consolidated net sales, respectively. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2015, 2014 or 2013.
Sales and Distribution
We primarily sell our peripherals products to a network of distributors and retailers. We support these channels with third-party distribution centers located in North America, Europe and Asia Pacific. Some of these distribution centers perform product localization with local language manuals, packaging and power plugs.
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
In fiscal years 2015, 2014 and 2013, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 14% and 11% of our net sales, respectively. No other customer individually accounted for more than 10% of our net sales during fiscal years 2015, 2014 and 2013. The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

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
Logitech's peripherals products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Wal-Mart, Staples, Office Depot and Target. In Europe, chains include Metro Group (Media-Saturn Group), Carrefour Group, Kesa Electricals, Fnac, and Dixons

Stores Group PLC. In Asia Pacific, retail chains include Australia's Dick Smith Electronics Limited. Logitech products can also be purchased online either directly from Logitech.com or through e-tailers, such as Amazon.com, TigerDirect.com, Buy.com, CDW, Insight Enterprises, Inc. and others.
Logitech's OEM products are sold to large OEM customers through a direct sales force, and we support smaller OEM customers through distributors. While OEM business has been an important part of our history, given our heightened focus on our growing retail business, we plan to exit OEM.
Our video conferencing Lifesize division maintains a marketing and sales organization, separate from the Peripherals segment that sells Lifesize products and services to distributors, value-added resellers, OEMs and direct enterprise customers. The large majority of Lifesize revenues are derived from sales of products for use by small-to-medium businesses, public healthcare providers, educational institutions and government organizations.
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
In Korea, India and China, there are multiple locations where consumers may obtain service for their Logitech products. These locations are managed by a third party logistics provider. Consumers who have purchased Logitech products can visit these locations for product inspection, and return or exchange of products. Within China, there is also a mail-in center to provide these services for more remote locations in China.
Manufacturing
Logitech's manufacturing operations consist principally of final assembly and testing. Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of peripherals products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management, automation, process improvements, and employee involvement programs. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Our Lifesize video conferencing products are manufactured in Malaysia under contract with a third-party manufacturer. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through management of distribution centers, the supply chain, and the provision of technical support, customer relations and other services.
New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in Hsinchu, Taiwan, Suzhou, China, Shenzhen, China and Hong Kong, China. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices, certain audio products, and video conferencing equipment are manufactured by third-party suppliers to Logitech's specifications. Retail product localization with local language manuals, packaging, and power plugs may be performed at distribution centers in North America, Europe and Asia Pacific.

Our hybrid model of in-house manufacturing and third-party contract manufacturers allows us to effectively respond to rapidly changing demand and leverage economies of scale. Through our high-volume manufacturing operations for peripherals located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity, manufacturing know-how, IP protection and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.
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
We have been expanding the categories of products we sell and entering new markets, such as the markets for tablet accessories, music accessories and enterprise video collaboration. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have. Our ability to grow our sales as a company is considerably dependent on the growth categories.
We expect continued competitive pressure in our retail and video conferencing businesses, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions, and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.
Peripherals
Retail Strategic - Growth Categories
Mobile Speakers.    Our competitors for Bluetooth wireless speakers include JBL, Hammon Kardon, Beats Electronics and Bose. Bose is our largest competitor. Apple's acquisition of Beats Electronics may now impact our access to shelf space in Apple retail stores and adversely impact our ability to succeed in this important growth category.
Gaming.    Competitors for our Gaming peripherals include Razer USA Ltd., SteelSeries, Turtle Beach and Mad Catz Interactive.
Video Collaboration.    Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc., and Avaya, Inc.
Tablet & Other Accessories.    Competitors in the tablet case market include Apple, Otter, Speck and a large number of small brands. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to expand our product portfolio to other tablet products, we expect the competition will increase.
Retail Strategic - Profit Maximization Categories
Pointing Devices and Keyboards & Combos.    Microsoft Corporation is our main competitor in our PC mice, keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless mice and combos from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies.
Audio-PC & Wearables.    In the PC speakers business, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing. In-ear headphones competitors include Skull Candy, Sennheiser, Sony, and others.

PC Webcams.    Our primary competitor for PC webcams is Microsoft, with other various manufacturers taking smaller market share. The worldwide market for PC webcams has been declining, and as a result, fewer competitors have entered the market.
Home Control.    Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovations in smartphones and tablet devices, as well as subscriber service-specific remotes such as Comcast and Direct TV, will likely result in increased competition. There are also many new entrants to the Home Control, including Nest (owned by Google), Revolve (owned by Samsung), Wink, and many other startups in the space that will also result in increased competition in the space of whole Home Control.
Video Conferencing
We primarily compete in the medium and small business, education, and state and local business sectors of the enterprise video conferencing market. This market is characterized by continual performance enhancements and large, well-financed competitors. There is increased participation in the video conferencing market by companies such as Cisco Systems, Inc., Polycom, Inc. and Avaya, Inc., and as a result, competition has increased in recent years and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft's Lync and Skype, Google Hangouts for Business and new entrants delivering Cloud-based video conferencing services, such as Blue Jeans Networks and Zoom.us, which compete with our Lifesize products and services. Our video conferencing segment encompasses the design, manufacturing and marketing of Lifesize-branded video conferencing products, infrastructure and services for small and medium size enterprises, public sector, and other business markets. Video conferencing products include SaaS video service, scalable HD (high-definition) video communication endpoints, video conferencing infrastructure software and appliances to support large-scale video deployments, and services to support these products.
Intellectual Property and Proprietary Rights
Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights and trade secrets.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological expertise and innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A, Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
To distinguish genuine Logitech products from competing products and counterfeit products, Logitech has used, registered, or applied to register certain trademarks and trade names in the U.S. and in other countries and jurisdictions. Logitech enforces its trademark and trade name rights in the U.S. and abroad. In addition, the software for Logitech's products and services is entitled to copyright protection, and we generally require our customers to obtain a software license before providing them with that software. We also protect details about our products and services as trade secrets through employee training, license and non-disclosure agreements, technical measures and other reasonable efforts to preserve confidentiality.
Environmental Regulation
We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product-related energy consumption, and the recycling of our products and packaging.
Europe.    In Europe we are subject to the European Union's (EU's) RoHS (Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment) Directive 2011/65/EU, or RoHS 2. This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be RoHS 2 compliant. Logitech has an active program to ensure compliance with the RoHS 2 directive and to ensure RoHS 2 compliant components and manufacturing methods in order to comply with the requirements of the directive including issuing of a declaration of conformity and making the product with the 'CE' mark.
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
Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We have established systems which facilitate our compliance with the sourcing and traceability obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As an EICC (Electronic Industry Citizenship Coalition) member, Logitech is participating in the industry-wide Conflict Free Sourcing Initiative and its Conflict Free Smelter Program by which these requirements will be met.
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
Seasonality
Our retail peripherals product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December) primarily due to the increased demand for our products during the year-end holiday buying season. Due to the timing of our new product introductions, we believe that year-over-year comparisons are more indicative of variability in our results of operations than current quarter to prior quarter comparisons.
Our video conferencing product sales experience minor seasonality. Sales are generally strongest during our third fiscal quarter primarily due to expiring budgets in the business community. Sales are generally lower during our fourth fiscal quarter ending March 31, as annual business budgets may not be finalized in the first calendar quarter of the year.
Materials
We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers, optical sensors or Lifesize hardware products, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our shipments to our customers could be delayed. In addition, lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.
Employees
As of March 31, 2015 we employed approximately 6,900 regular employees, of which approximately 4,000 employees are in our Suzhou manufacturing facility, and from the remaining 2,900 regular employees, approximately 700 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of March 31, 2015:

Name	Age	Nationality	Position
Guerrino De Luca	63	Italian and U.S.	Executive Chairman of the Board
Bracken Darrell	52	U.S.	President and Chief Executive Officer
Vincent Pilette	43	Belgian	Chief Financial Officer
Marcel Stolk	48	Dutch	Sr. Vice President, Consumer Computing Platforms Business Group
L. Joseph Sullivan	61	U.S.	Sr. Vice President, Worldwide Operations
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
Bracken Darrell joined Logitech as President in April 2012 and became Chief Executive Officer in January 2013. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President, Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with P&G (The Procter & Gamble Company), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.
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
Marcel Stolk joined Logitech in March 2011 as Vice President, Sales and Marketing EMEA and Executive Managing Director EMEA, and was appointed Senior Vice President, Consumer Computing Platforms Business Group in January 2013. Previously, Mr. Stolk was the Senior Vice President, Worldwide Sales and Marketing at Logitech, from March 2001 to October 2005, and held a number of positions within the sales and marketing functions at Logitech from 1991 to 2001. Prior to rejoining Logitech in 2011, he was the Chief Executive Officer of SourceTag BV, a software company for unique tagging of Cloud-based data, from September 2010 to March 2011. Mr. Stolk has also been the founder and Chief Executive Officer of Adoria Investments BV, a private equity company, from October 2005 to July 2010, and he remains the sole owner. Before joining Logitech in 1991, Mr. Stolk held various sales and marketing positions at Aashima Technology BV, a provider of PC components and accessories, in the Netherlands. Mr. Stolk studied at Utrecht University in the Netherlands and has participated in university-level executive courses, including an executive training course at Stanford University.
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

•Fluctuations in currency exchange rates can impact our revenues, expenses and profitability because we report our financial statements in U.S. Dollars, whereas a significant portion of our revenues and expenses are in other currencies. We attempt to adjust product prices over time to offset the impact of currency movements. However, over short periods of time, during periods of weakness in consumer spending or given high levels of competition in many product categories, our ability to change local currency prices to offset the impact of currency fluctuations is limited.

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

We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining and we expect it to continue to decline in the future. As a result, consumer demand for PC peripherals in many of our markets is slowing and in some cases declining. We expect this trend to continue. For example, we experienced weak consumer demand for many of our PC peripherals in each quarter of fiscal years 2015 and 2014, which adversely affected our financial performance.

From time to time, our channel partners have also reduced their inventory levels for PC peripherals as the PC market has continued to decline. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for 6% of total revenues in each of fiscal years 2015, 2014 and 2013. We recently announced that we plan to exit the OEM business.

In addition, our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, the impact of sovereign debt issues in Europe, the impact of low oil prices on Russia and conflicts with either local or global financial implications in places such as Russia and Ukraine, create unpredictability and add risk to our future outlook.

As a result, we are focusing more of our personnel, financial resources, and management attention on product innovations and growth opportunities, on products for gaming, on products for tablets and mobile devices, on products for the consumption of digital music, on products for video collaboration, and on other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

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

Gaming.  We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and results of operations could be adversely affected.

Video Collaboration. While we view the small and medium sized user groups' opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we are developing. If the market opportunity proves to exist, we expect increasing competition from the strong competitors in the video conferencing market as well as potential new entrants. In addition, as this category develops, our video collaboration products may overlap with and reduce the sales of our existing video conferencing products.

Tablets & Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets with touch interfaces is rapidly changing the consumer computing market. In our retail channels, tablets and other mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance for tablet and mobile devices peripherals is still uncertain. Also, while this product category was a growth opportunity for us during fiscal years 2014 and 2013 and we still view it as a growth category, shipments of iPad devices declined significantly throughout fiscal year 2015. While we have introduced tablet peripherals for certain Android tablets, that segment of the market is currently much smaller than the market for iPad peripherals, more fragmented and may similarly not continue its growth trend. We also may not be as successful in competing in that segment to generate sales, margin or growth. Moreover, the increasing popularity of tablets and other mobile devices has decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and other mobile devices, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for tablet and mobile devices peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

In addition to our current growth opportunities, our future growth may be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and will result in investments in time and resources for which we do not achieve any return or value.

Each of these growth categories is subject to rapidly changing and evolving technologies and may be replaced by new technology concepts or platforms. Some of these growth categories are also dependent on rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

The video conferencing industry is characterized by continual performance enhancements and large, well-financed competitors. The industry is also shifting from traditional, hardware-oriented video conferencing solutions to Cloud-based video conferencing solutions, a transition that we are in the process of making as we reorganize our Lifesize business. As a result, there is increased participation in the video conferencing market by new entrants delivering Cloud-based video conferencing services joining established companies such as Cisco Systems, Polycom and Avaya. This has caused competition to increase over the last few years and we expect competition in the industry to further intensify. In addition, there are an increasing number of PC-based multi-person video conferencing applications, such as Microsoft’s Lync and Skype, which could compete at the lower end of the video conferencing market with our Lifesize products and services or could provide other competitors with lower barriers of entry into the video conferencing market.

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

Microsoft, Apple and Google are leading producers of operating systems, hardware and applications with which our mice, keyboards and other peripherals are designed to operate. In addition, Microsoft, Apple and Google each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple and Google each may be able to improve the functionality of their own peripherals, if any, or may choose to show preference to our competitors' peripherals, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google or other competitors may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Retail Strategic - Growth Categories

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, JBL, Hammon Kardon, and Beats Electronics. Bose is our largest competitor. Apple's acquisition of Beats Electronics may now impact tour access to shelf space in Apple retail stores and adversely impact our ability to succeed in this important growth category.

Gaming. Competitors for our Gaming peripheral products include Razer USA Ltd., SteelSeries, Turtle Beach and Mad Catz Interactive.

Video Collaboration. Our competitors for Video Collaboration products include Cisco Systems, Inc.,
Polycom, Inc., and Avaya, Inc.

Tablet & Other Accessories. We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone, and Android products. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are the one of the market leaders in the tablet keyboard market, and as we continue to expand our product portfolio to other tablet and mobile device products, we expect the competition will increase. Other large tablet and mobile device manufacturers, such as Apple and Samsung, could start to offer tablet keyboards and other accessories along with their tablet and other mobile device products. If such manufacturers of tablets and other mobile devices compete with us in the Tablet and Other Accessories category without substantially growing the peripherals market, it could adversely affect our ability to succeed in this growth category.

Retail Strategic - Profit Maximization Categories

Pointing Devices and PC Keyboards & Combos. Microsoft Corporation is our main competitor in our mice, keyboard and desktop product lines. We also experience competition and pricing pressure for corded and cordless mice and desktops from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies and which could potentially impact our market share.

Audio—PC & Wearables.  In the PC speaker business, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing. In earphones competitors include Skull Candy, Sennheiser, Sony, and others.

PC Webcams.  Our primary competitor for PC webcams is Microsoft, with various other manufacturers taking smaller market share. The worldwide market for consumer PC webcams has been declining, and as a result, fewer competitors have entered the market.

Home Control. Our primary competitors for remotes include Philips, Universal Remote Control, Inc., General Electric, RCA and Sony. We expect that the technological innovation in smartphone and tablet devices, as well as subscriber service specific remotes such as Comcast and Direct TV, will likely result in increased competition.

Video Conferencing

In video conferencing, we primarily compete with Cisco Systems, Polycom and Avaya as well as new Cloud-based entrants such as Blue Jeans Networks and Zoom.us. In addition, PC-based multi-person video conferencing applications, such as Microsoft’s Lync, Google Hangouts for Business and Skype, which could compete at the lower-end of the video conferencing market with our Lifesize products and services, or could provide other competitors with lower barriers of entry into the video conferencing market.

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

Recently and in past years, we have initiated reductions in our workforce to align our employee base with our business strategy, our anticipated revenue base or with our areas of focus. We have also experienced turnover in our workforce. These reductions and turnover have resulted in reallocations of duties, which could result in employee uncertainty and discontent. Reductions in our workforce could make it difficult to attract, motivate and retain employees, which could adversely affect our business.

Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.

Our gross margins can vary due to consumer demand, competition, product life cycle, new product introductions, unit volumes, commodity and supply chain costs, geographic sales mix, currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Our turnaround strategy over the past couple years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business and with our decreasing revenues. We restructured our business in fiscal years 2015 and 2014, and we expect to restructure in fiscal year 2016 as we divest or discontinue non-strategic product categories, exit our OEM business and reorganize our Lifesize reporting unit.  In addition, we are continuing the rationalization of our G&A, infrastructure and indirect procurement to reduce operating expenses.

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

As part of the restructuring plans, we reduced the size of our product portfolio and the assortment of similar products at similar price points within each product category over the past several fiscal years. While we are constantly replacing products and are dependent on the success of our new products, this product portfolio simplification has made us even more dependent on the success of the new products that we are introducing.

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which, if unsuccessful, could have an adverse impact on our business.

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. We continue to review our product portfolio and update our non-strategic product categories and products. We recently announced that we plan to exit the OEM business. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million and $214.5 million non-cash goodwill impairment charge in fiscal years 2015 and 2013, respectively, related to our video conferencing reporting unit. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models or conflicts among our channels of distribution could adversely affect our business, results of operations, operating cash flows and financial condition.

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

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. If we are unable to build successful distribution channels or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to effect a turnaround in our business could be adversely affected.

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

We use retail sell-through data, which represents sales of our products by our direct retailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. If we do not receive this information on a timely and accurate basis, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area.

We produce approximately half of our peripheral products at facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including other design manufacturers, in China.

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

Further, we may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our component and other raw material costs. In addition, our labor costs could continue to rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our financial results.

We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers, and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business as a result of adverse global economic conditions or natural disasters, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2014 with the SEC on May 29, 2015.

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

By locating our manufacturing in China and Southeast Asia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, natural disasters and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our results of operations and financial condition.

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

A significant portion of our business is conducted in currencies other than the U.S. Dollars. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar denominated sales and operating expenses worldwide. For fiscal year 2015, approximately 44% of our revenue was in non-U.S. denominated currencies. Weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations or operating restrictions on our business to which our competitors and other companies are not subject.  For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”) became effective in connection with the Minder initiative approved by Swiss voters during 2013.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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

We are incorporated in the Canton of Vaud in Switzerland and our effective income tax rate benefits from a longstanding ruling from the Canton of Vaud. The tax rules in Switzerland are expected to change in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development and that could have an adverse effect on our tax ruling and effective income tax rate. Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or changes in our tax ruling from the Canton of Vaud, could result in a higher effective income tax rate on our worldwide earnings and such change could adversely affect our net income.

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

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our products, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, liabilities or negative publicity that could adversely affect our business.

We are upgrading our worldwide business application suite, and difficulties, distraction or disruptions may interrupt our normal operations and adversely affect our business and operating results.

During fiscal years 2014 and 2015, we devoted significant resources to the upgrade of our worldwide business application suite to Oracle’s version R12. We recently implemented that upgrade and will be testing the success of that implementation through fiscal year 2016 and into fiscal year 2017. As we transition to the new business application suite, we may experience difficulties with our systems, management distraction, lack of visibility into our business operations and results, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. Certain of these material weaknesses were identified during the independent investigation by our Audit Committee in fiscal year 2015 and a review of related accounting matters that resulted in late filings of our Annual Report on Form 10-K for fiscal year 2014 and our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2015 and a restatement of our financial results for fiscal years 2011 and 2012 and the first quarter of fiscal year 2012. This also follows the identification of material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as amended on Form 10-K/A, and the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013 and March 31 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-An Integrated Framework (1992). While we believe that we have remediated these material weaknesses, if we find that our remediation efforts were not effective or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results again, we could be subject to litigation which, whether meritorious or not, could be time consuming, costly or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

In addition, in May 2013, COSO issued a new version of its internal control framework, which has been deemed by COSO to supersede the 1992 version of the framework as of December 15, 2014. We are developing our plan for transition to application of the 2013 edition of the framework to our assessment of our internal control over financial reporting. During the course of the transition to the new framework and its application to our assessment of our internal control over financial reporting, we may determine that other deficiencies exist in our internal controls that may rise to the level of material weaknesses. Such an occurrence, or a failure to effectively remedy such a deficiency, could adversely affect investor confidence in the accuracy and timeliness of our financial reports.

Goodwill impairment charges could have an adverse effect on the results of our operations.
Goodwill associated with a number of previous acquisitions could result in impairment charges. The slowdown in the overall video conferencing industry together with the competitive environment in fiscal year 2013 resulted in a $214.5 million non-cash goodwill impairment charge in fiscal year 2013, which substantially impacted our operating results. We recorded an additional impairment charge of goodwill of $122.7 million related to our video conferencing reporting unit in fiscal year 2015, reducing the goodwill of our video conferencing reporting unit to zero, which substantially impacted our operating results again. As we attempt to effect a turnaround of our business, and divesting or discontinuing product categories or products that we previously acquired, we will need to continue to evaluate the carrying value of our goodwill. Additional impairment charges could adversely affect our results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2015:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Silicon valley campus, research and development, product marketing, sales management, technical support and administration	158,200	Leased
Austin, Texas	Lifesize operating segment	99,000	Leased
Camas, Washington	Ultimate Ears Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,400	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted	(1)
Mexico City, Mexico	Distribution center	12,800	Contracted	(1)
Montevideo, Uruguay	Distribution center	25,800	Contracted	(1)
EMEA:
Lausanne, Switzerland	EPFL campus, research and development, product marketing, sales management, technical support and administration	67,900	Leased
Cork, Ireland	Finance, administration, research and development and design	18,400	Leased
Munich, Germany	Lifesize operating segment, finance, administration, sales and marketing	17,100	Leased
Nijmegen, Netherlands	Finance, administration and distribution center support	15,000	Leased
Oostrum, Netherlands	Distribution center	155,600	Contracted	(1)
Asia Pacific:
Suzhou, China	High-volume manufacturing and employee dormitory	689,300	Owned
Suzhou, China	High-volume manufacturing	14,300	Leased
Hsinchu, Taiwan	Mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance and administration	116,400	Leased
Hong Kong, China	Sales and marketing, research and development, administration and distribution center support	18,100	Leased
Bangalore, India	Lifesize Business Division research and development	21,800	Leased
Shanghai, China	Sales and marketing, finance	21,800	Leased
Chennai, India	Digital Home Group engineering and quality assurance	19,200	Leased
Tokyo, Japan	Sales and marketing	10,100	Leased
Hong Kong, China	Distribution center	40,000	Contracted	(1)
Singapore, Singapore	Distribution center	60,000	Contracted	(1)
Tokyo, Japan	Distribution center	27,000	Contracted	(1)
Shenzhen, China	Distribution center	32,000	Contracted	(1)
Dayuan Township, Taiwan	Distribution center	18,100	Contracted	(1)
_______________________________________________________________________________

(1)	Contracted through a third-party warehouse management company.
Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory. We also have leased sales offices in approximately 65 locations and 39 countries, with various expiration dates from 2015 to 2020.
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
None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on Nasdaq. As of May 12, 2015, there were 173,106,620 shares issued (including 8,547,748 shares held as treasury stock) held by 14,252 holders of record, and the closing price of our shares was CHF 14.05 ($15.11 based on exchange rates on such date) per share on the SIX Swiss Exchange and $15.11 per share as reported by the Nasdaq Stock Market.
SIX Swiss Exchange
The following table sets forth certain historical share price information for the Company's shares traded on the SIX Swiss Exchange, as reported by the SIX Swiss Exchange.

	SIX Swiss Exchange
	High CHF	Low CHF
Fiscal Year Ended March 31, 2015
First quarter	13.80	11.00
Second quarter	13.95	11.15
Third quarter	14.60	10.75
Fourth quarter	14.25	11.60
Fiscal Year Ended March 31, 2014
First quarter	6.80	5.92
Second quarter	8.05	6.14
Third quarter	12.25	7.93
Fourth quarter	14.70	12.00

Nasdaq Global Select Market
The following table sets forth certain historical share price information for the Company's shares traded on the Nasdaq Global Select Market.

	Nasdaq Global Select Market
	High	Low
Fiscal Year Ended March 31, 2015
First quarter	$15.46	$12.34
Second quarter	15.35	12.56
Third quarter	15.00	11.51
Fourth quarter	15.21	12.50
Fiscal Year Ended March 31, 2014
First quarter	$7.27	$6.25
Second quarter	8.97	6.47
Third quarter	13.60	8.75
Fourth quarter	16.86	13.22
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In March 2015, we announced a plan to pay $250.0 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. The Board of Directors plans to request shareholder approval of the Swiss Franc equivalent of an $85 million dividend for fiscal year 2015 at our next annual general meeting. Based on exchange rates of 1.0283 and the number of shares outstanding as of March 31, 2015, this represents approximately CHF 0.51 per share, compared to dividend of CHF 0.26 per share for fiscal year 2015. On December 8, 2014, Logitech's shareholders approved a cash dividend payment of CHF 43.1 million out of retained earnings to Logitech shareholders who owned shares on December 29, 2014. Eligible shareholders were paid CHF 0.26 per share ($0.27 per share in U.S. Dollars), totaling $43.8 million in U.S. Dollars on December 30, 2014. On September 4, 2013, Logitech's shareholders approved a cash dividend payment of CHF 33.7 million out of retained earnings to Logitech shareholders who owned shares on September 16, 2013. Eligible shareholders were paid CHF 0.21 per share ($0.22 per share in U.S. Dollars), totaling $36.1 million in U.S. Dollars on September 17, 2013. On September 5, 2012, Logitech's shareholders approved a cash dividend payment of CHF 125.7 million out of retained earnings to Logitech shareholders who owned shares on September 17, 2012. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. Dollars), totaling $133.5 million in U.S. Dollars on September 18, 2012. The dividend in September 2012 qualified as a distribution of qualifying additional paid-in-capital and, as such, was not subject to Swiss Federal withholding tax.
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
In accordance with the tax convention between the United States and the Swiss Confederation ("Treaty"), a mechanism is provided whereby a U.S. resident (as determined under the Treaty), and U.S. corporations, other than U.S. corporations having a "permanent establishment" or a fixed base, as defined in the Treaty, in Switzerland, generally can obtain a refund of the Swiss anticipatory tax withheld from dividends in respect of Logitech shares, to the extent that 15% of the gross dividend is withheld as final withholding tax (i.e. 20% of the gross dividend may generally be refunded). In specific cases, U.S. companies not having a "permanent establishment" or a fixed base in Switzerland owning at least 10% of Logitech registered shares may receive a refund of the Swiss anticipatory tax withheld from dividends to the extent it exceeds 5% of the gross dividend (i.e., 30% of the gross dividend may be refunded). To get the benefit of a refund, holders must beneficially own Logitech shares at the time such dividend becomes due.
Share Repurchases
The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback program (in thousands, except per share amounts):

		Weighted Average Price Per Share		Amount Available for Repurchase
During Fiscal Year Ended	Shares Repurchased	CHF	USD
March 31, 2013	8,600	9.66	10.21	$6,472
March 31, 2014	—	—	—	250,000
March 31, 2015	115	—	14.43	248,337
	8,715

In fiscal year 2015, the following approved share buyback programs were in place:

Share Buyback Program	Shares	Approved Amounts
March 2014	17,311	$250,000
In September 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during the quarter ended December 31, 2013.

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
The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2010, and calculates the annual return through March 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
________________________________________

*$100 invested on March 31, 2010 in stock or index, including reinvestment of dividends.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	March 31,
	2010	2011	2012	2013	2014	2015
Logitech	$100	$111	$48	$47	$102	$92
Nasdaq Composite Index	$100	$117	$133	$144	$188	$220
S&P 500 Information and Technology Index	$100	$112	$135	$133	$167	$197

ITEM 6.    Selected Financial Data
This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

	Year ended March 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,113,947	$2,128,713	$2,099,277	$2,316,203	$2,366,765
Cost of goods sold	1,339,750	1,400,844	1,389,643	1,508,670	1,556,120
Gross profit	774,197	727,869	709,634	807,533	810,645
Operating expenses:
Marketing and selling	378,593	379,747	431,886	422,116	420,778
Research and development	131,012	139,385	155,012	162,159	156,021
General and administrative	131,446	118,940	114,381	109,260	115,616
Impairment of goodwill and other assets(1)	122,734	—	216,688	—	—
Restructuring charges (credits), net (2)	(4,888)	13,811	43,704	—	—
Total operating expenses	758,897	651,883	961,671	693,535	692,415
Operating income (loss)	15,300	75,986	(252,037)	113,998	118,230
Interest income (expense), net	1,225	(397)	907	2,674	2,316
Other income (expense), net	(2,752)	1,993	(2,198)	7,655	4,578
Income (loss) before income taxes	13,773	77,582	(253,328)	124,327	125,124
Provision for (benefit from) income taxes	4,490	3,278	(25,810)	20,090	19,973
Net income (loss)	9,283	74,304	(227,518)	104,237	105,151
Net income (loss) per share:
Basic	$0.06	$0.46	$(1.44)	$0.60	$0.59
Diluted	$0.06	$0.46	$(1.44)	$0.59	$0.59
Shares used to compute net income (loss) per share:
Basic	163,536	160,619	158,468	174,648	176,928
Diluted	166,174	162,526	158,468	175,591	178,790
Cash dividend per share	$0.27	$0.22	$0.85	$—	$—
Net cash provided by operating activities	$178,632	$205,421	$122,389	$202,534	$165,122
Net cash used in investing activities	$(48,289)	$(46,803)	$(57,723)	$(57,602)	$(48,241)

	March 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data
Cash and cash equivalents	$537,038	$469,412	$333,824	$478,370	$477,931
Total assets	$1,426,680	$1,451,390	$1,382,333	$1,858,009	$1,852,899
Total shareholders' equity	$758,134	$804,128	$721,953	$1,131,791	$1,157,874
_______________________________________________________________________________

(1)
Impairment of goodwill and other assets during fiscal year 2015 was attributable to a goodwill impairment charge related to our video conferencing reporting unit. Impairment of goodwill and other assets during fiscal year 2013 was primarily attributable to a $214.5 million goodwill impairment charge related to our video conferencing reporting unit.

(2)
The $4.9 million in restructuring credits during fiscal year 2015 were related to restructuring plans we implemented in fiscal year 2014. The $13.8 million and $43.7 million in restructuring costs during fiscal years 2014 and 2013 were related to restructuring plans we implemented in fiscal years 2014 and 2013.

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
Overview of Our Company
Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, we develop and market innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet and home-entertainment control. We have two reporting segments: peripherals and video conferencing.
Our peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Within our peripherals segment, we classify our retail product categories as growth, profit maximization, and non-strategic. Our growth product categories are: Mobile Speakers, Gaming, Video Collaboration and Tablet & Other Accessories. Our profit maximization categories are: Pointing Devices, Keyboards & Combos, Audio-PC & Wearables, PC Webcams, and Home Control.
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
We sell our peripherals products to a network of retailers, including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 89%, 88% and 87% of our net sales for fiscal years 2015, 2014 and 2013, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world's largest PC manufacturers. Sales to OEM customers were 6% of our net sales for each of fiscal years 2015, 2014 and 2013.
Our video conferencing segment encompasses the a Cloud-based video conferencing solution, design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. In April 2015, we announced our intent to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the cloud opportunity faster. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Net sales of video conferencing products and services were 5%, 6% and 7% of our net sales in the fiscal year 2015, 2014 and 2013, respectively. During fiscal years 2015 and 2013, we recorded goodwill impairment charges of $122.7 million and $214.5 million related to our video conferencing reporting segment, respectively.

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
We have been expanding the categories of products we sell and entering new markets, such as the markets for mobile speakers. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our new categories as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing and other resources than we have.
From time to time, we may seek to partner with, or acquire when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends and the evolving nature of the interface between the consumer and the digital world. In April 2015, we announced our intent to exit the OEM business and to reorganize the Lifesize business to sharpen its focus on its Cloud-based offering.
Summary of Financial Results
Our total net sales for fiscal year 2015 decreased 1% in comparison to fiscal year 2014 due to decreases in video conferencing sales and OEM sales, partially offset by an increase in retail sales.
Retail sales and units sold during fiscal year 2015 increased 1% and 2%, respectively, compared to fiscal year 2014. Retail sales increased 8% and 2% in AMR and Asia Pacific, respectively, partially offset by a decrease of 7% in EMEA.
OEM sales and units sold during fiscal year 2015 decreased 17% and 25%, respectively, compared to fiscal year 2014.
Sales of Lifesize video conferencing products, which were 5% of total net sales during fiscal year 2015, decreased 10% during fiscal year 2015, compared to fiscal year 2014. Lifesize is in the early stages of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure.
Our gross margin for fiscal year 2015 increased to 36.6%, compared to 34.2% for fiscal year 2014. The increase in gross margin primarily reflects the combination of a significant improvement in both our Profit Maximization categories and Mobile Speakers category, driven largely by product cost reductions and economies of scale, as well as the benefit from exiting the products included in the Non-Strategic category.
Operating expenses for fiscal year 2015 were 35.9% of net sales, compared to 30.6% for fiscal year 2014. The increase in total operating expenses as a percentage of net sales was primarily due to a goodwill impairment charge of $122.7 million relating to our video conferencing reporting unit, $23.7 million in expenses related to the Audit Committee's Independent investigation (as described in our Annual Report on Form 10-K for fiscal year 2014)and related expenses, partially offset by a restructuring credit of $4.9 million during fiscal year 2015 resulting from partial lease termination of our Silicon Valley campus, which was previously vacated and under a restructuring plan during fiscal year 2014, as opposed to a restructuring charge of $13.8 million during fiscal year 2014, as well as savings from prior year's restructuring actions and the ongoing rationalization of infrastructure.
Net income for fiscal year 2015 was $9.3 million, compared to net income of $74.3 million for fiscal year 2014. The decline was primarily due to a goodwill impairment charge of $122.7 million during fiscal year 2015 partially offset by improvements in gross margin as discussed above.
Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results for fiscal year 2015 were affected by significant shifts in currency exchange rates during fiscal year 2015. See “Results of Operations” beginning on page 50 for information on the effect of currency exchange results on our net sales. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well.
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
We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms - especially accessories for mobility-related products, including tablets and smartphones, gaming and digital music devices, to offset the decline in our PC peripherals. The following discussion represents key trends specific to each of our two operating segments: peripherals and video conferencing.
Trends Specific to our Peripherals Segment
Mobile Speakers:    The mobile speaker market grew throughout fiscal year 2015 based on consumer smartphones, consumption of music through tablets, and the growth of music services and Internet radio. This market growth, together with our investments in the UE brand, our introduction of new products and our ability to gain market share during fiscal year 2015, has driven our growth in Mobile Speakers.
PC Peripherals (Pointing Devices, Keyboards & Combos, PC Webcams, Gaming and Audio PC & Wearables):    Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. As the quality of PC-embedded webcams improves along with the increasing popularity of tablets and smartphones with embedded webcams, we expect future sales of our PC-connected webcams will continue to be weak (or continue to decline on a year-over-year basis). The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.
Enterprise Market:    We are continuing our efforts to create and sell products and services to enterprises, including Video Collaboration products. For example, we have introduced the Logitech ConferenceCam CC3000e video collaboration product. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.
Tablets and Other Accessories:    Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. We have also introduced keyboard folios for the Samsung Galaxy tablet. While we achieved growth in sales of our tablet covers for the iPad, we have seen the market decline through fiscal year 2015 for the iPad platform, which has impacted the sales of our tablet peripherals.
OEM Business:    Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. We expect this trend to continue in the future, and we plan to exit the OEM business as we see limited opportunities for profitable growth.
Trends in Non-Strategic Peripherals Product Categories:    We continue to evaluate our product offerings and exit those which no longer support our strategic direction.

Trends Specific to our Video Conferencing Segment
The trend among businesses and institutions to use video conferencing offers a long-term growth opportunity for us. However, the overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. Lifesize is in the early stages of transitioning its product portfolio to Lifesize Cloud. While sales of this software-as-a-service offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. Looking at this growth opportunity, recently in April 2015, we decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the Cloud opportunity faster. This resulted in an estimated $122.7 million non-cash goodwill impairment charge in the quarter ended March 31, 2015.  We believe the growth in our video conferencing segment depends in part on our ability to increase sales of our new Cloud offering and smooth transition from our legacy infrastructure business.
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
Accruals for Customer Programs
We record accruals for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. An allowance against accounts receivable is recorded for accruals and program activity related to our direct customers and indirect customers who receive payments for program activity through our direct customers. A liability is recorded for accruals and program activity related to our indirect customers who receive payments directly and do not have a right of offset against a receivable balance. The estimated cost of these programs is usually recorded as a reduction of revenue. If we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, such cost is reflected in cost of sales or in operating expenses. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.
Returns.    We grant limited rights to return products. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, we reduce sales and cost of sales for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.
Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of our products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the later of time of sale or time of commitment, based on negotiated terms, historical experience and inventory levels in the channel.
Customer Incentive Programs.    Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at our discretion for the primary benefit of end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of time of sale or when the incentive is offered, based on the specific terms and conditions. Certain incentive programs, including consumer rebates, require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular programs.
Pricing Programs.    We have agreements with certain customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At our discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Accruals for estimated expected future pricing actions are recognized at the time of sale based on analysis of historical pricing actions by customer and by products, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.
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
We record inventories at the lower of cost or market value and record write-downs of inventories that are obsolete or in excess of anticipated demand or market value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product life cycle stage, product development plans, component cost trends, demand forecasts and current sales levels. Inventory on hand which is not expected to be sold or utilized is considered excess, and we recognize the write-off in cost of sales at the time of such determination. The write-off is determined by comparison of the current replacement cost with the estimated selling price less any costs of completion and disposal (net realizable value) and the net realizable value less an allowance for normal profit. At the time of loss recognition, a new cost basis per unit, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there were an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense, reduced for estimated forfeitures. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs (restricted stock units) that vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs is calculated based on the closing market price on the date of grant, adjusted by estimated dividends yield prior to vesting.

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
We make certain estimates and judgments about the application of tax laws, the expected resolution of uncertain tax positions and other matters surrounding the recognition and measurement of uncertain tax benefits. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without the assessment of additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.
Goodwill
We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reporting units, peripherals and video conferencing.
Peripherals
We performed our annual impairment analysis of the goodwill for our peripherals reporting unit at December 31, 2014 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of our peripherals reporting unit exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization of $2.3 billion as of December 31, 2014 from $2.2 billion a year ago, and budgeted-to-actual revenue performance from the prior year. The peripherals reporting unit has seen an improvement in operating income from $64.8 million and $117.8 million for the three and nine months ended December 31, 2013 to $76.1 million and $160.3 million for the three and nine months ended December 31, 2014, respectively.
Video Conferencing
We proceeded directly to the two-step quantitative impairment test for the video conferencing reporting unit and performed a Step 1 assessment at December 31, 2014. The Step 1 test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using an income approach employing a discounted cash flow (“DCF”) and a market-based model. The DCF model is based on projected cash flows from our approved most recent forecast (“assessment forecast”) developed in connection with the video conferencing reporting unit to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate (“CAGR”) during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earning multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach is based on applying certain revenue and earnings multiples of comparable companies relevant to each of its reporting units to the respective revenue and earnings metrics of our reporting units. The income approach and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired and the Step 2 test is performed to measure the amount of impairment loss. The Step 2 test measures the impairment loss by allocating the reporting unit’s fair value to its assets, including unrecognized intangibles which are not carried on the books, and liabilities other than goodwill, and comparing the resulting implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized.
We use a third party valuation expert in the development of our market and income approach models. The annual Step 1 assessment performed as of December 31, 2014 resulted in us determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value of video conferencing reporting unit from the Step 1 assessment exceeded its carrying value by approximately 38.0%, thus not requiring a Step 2 assessment of this reporting unit. Therefore, we concluded it was more likely than not that the goodwill of the video conferencing reporting unit was not impaired as of December 31, 2014.
During the fourth quarter of the fiscal year ended March 31, 2015, the net sales of the video conferencing reporting unit decreased to $24.9 million from $31.0 million in the fourth quarter of the fiscal year ended March 31, 2014 and from $29.9 million in the third quarter of fiscal year ended March 31, 2015. The sales decline was concentrated in the video conferencing infrastructure legacy business primarily due to faster shift of customer preference towards Cloud infrastructure conferencing versus on-premise infrastructure solutions and resource realignment, which was not anticipated during annual impairment assessment as of December 31, 2014. This quick shift towards Cloud-based offering resulted in the change in business strategy to de-emphasize Lifesize’s legacy offerings more quickly than planned to enable maximum traction of the Lifesize Cloud, which would result in shrinking the legacy Lifesize business but could grow the Cloud opportunity faster. In the last nine months, the sales of Cloud-based offerings have grown rapidly; however, they are not yet large enough to offset the combination of the short-term portfolio transition. As a result of the lower-than-expected performance in the legacy infrastructure sales, we made a strategic decision to sharpen our focus on our new Cloud-based offering. We plan to realign our costs and operations to this new strategy as part of a restructuring plan announced during April 2015 and are exploring various other options for our Lifesize business. The significant change in business strategy has adversely affected the near-term projections and we expect that it will shrink the Lifesize revenue for the next several years, including lowering the overall growth, pushing out the break-even point and increasing the operating loss as well as increasing uncertainty in the near term. In light of the aforementioned, we concluded it was appropriate to perform the Step 1 goodwill impairment assessment.
As of March 31, 2015, taking into consideration the video conferencing reporting unit’s updated business outlook for fiscal year 2016 based on the factors discussed above and the risk of execution of its refocused strategy, we updated the future cash flow assumptions for the video conferencing reporting unit and calculated updated estimates of fair value using the income approach. In particular, we lowered our December 31, 2014 goodwill impairment test projections of future revenue and operating income (loss) growth and adjusted other factors (such as working capital and capital expenditure). After updating the assumptions and projections, we then calculated a present value of the cash flow to arrive at an estimate of fair value under the income approach as of March 31, 2015. Key assumptions included in the income approach were significant reduction in the revenue assumption for fiscal year 2016 through fiscal year 2021 compared with the revenue assumption used in our annual goodwill impairment assessment as of December 31, 2014, CAGR at 7.2%, discount rate at 14.0%, and terminal growth rate at 4.0%. Consistent with the annual impairment test on December 31, 2014, we also updated the estimates of fair value determined under the market approach. Based on the income approach and market approach, the estimated fair value of the video conferencing reporting unit under the Step 1 assessment was lower than the carrying amount of the net asset including goodwill.
The video conferencing reporting unit failed the Step 1 test as prescribed under ASC 350, thus requiring a Step 2 assessment of this reporting unit to determine the goodwill impairment. In determining the impairment amount, the fair value of the video conferencing reporting unit was allocated to its assets and liabilities, including any unrecognized intangible assets not on the balance sheet, based on their respective fair values. Assumptions used in measuring the value of these assets and liabilities included the discount rates, working capital, and technology obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. Based on this allocation, the implied value of intangible assets and tangible net assets fully absorbed the fair value of the business, leaving no implied fair value left to be allocated to the goodwill. The video conferencing reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $122.7 million, which is recorded in the Consolidated Statement of Operations.
The current assessment represents the fair value of the video conferencing business as of March 31, 2015. If we dispose all or any equity interest of the video conferencing reporting unit in the future, it may result in a gain. The gain will be recognized as a difference between the carrying amount of the video conferencing reporting unit and the proceeds, if any, received from such a disposal.
During fiscal year 2013, our video conferencing reporting unit failed the Step 1 test because the estimated fair value was less than its carrying value, thus requiring Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in the expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown, combined with lower demand related to new product launches, increased competition during fiscal year 2013, and other market data. These factors had an adverse effect on our video conferencing operating results and future outlook. During fiscal year 2013, we recorded goodwill impairment and other charges of $214.5 million related to our video conferencing reporting unit.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. If we are required to take further substantial impairment charges in future periods, our operating results would be materially and adversely affected in such period.

Product Warranty Accrual
We estimate the cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected costs, and knowledge of specific product failures that are outside of our typical experience. Each quarter, we reevaluate estimates to assess the adequacy of recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjust the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our results of operations.
Results of Operations
Non-GAAP Measures
We refer to our net sales excluding the impact of currency exchange rate fluctuations as "constant dollar" sales. Constant dollar sales is a non-GAAP financial measure, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management uses these non-GAAP measures in its financial and operational decision-making, and believes these non-GAAP measures, when considered in conjunction with the corresponding GAAP measures, facilitate a better understanding of changes in net sales. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
Net Sales
Net sales by channel for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Retail	$1,887,446	$1,866,279	$1,821,051	1%	2%
OEM	117,462	141,749	141,186	(17)	—
Video conferencing	109,039	120,685	137,040	(10)	(12)
Total net sales	$2,113,947	$2,128,713	$2,099,277	(1)	1
Retail:
During fiscal year 2015, retail sales increased 1% and units sold increased 2%, respectively, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar retail sales would have increased 4%. The increase in retail sales is primarily due to triple-digit growth in Mobile Speakers and Video Collaboration, and double-digit growth in Gaming, partially offset by declines in Audio-PC & Wearables, Tablet & Other Accessories, PC webcams and our Non-Strategic categories, compared to fiscal year 2014. Our retail average selling price decreased by 1% during fiscal year 2015 compared to fiscal year 2014.
During fiscal year 2014, retail sales increased 2% and units sold decreased 3%, compared to fiscal year 2013. Retail sales increased in Americas and Asia Pacific and decreased in EMEA during fiscal year 2014, compared to fiscal year 2013. The increase in retail sales is primarily due to triple-digit growth in Mobile Speakers, double-digit growth in Tablets & Other Accessories and Gaming, offset in part by a decline in Audio-PC & Wearables, Video, and our Non-Strategic categories, compared to fiscal year 2013.
OEM:
During fiscal year 2015, OEM sales and units sold decreased 17% and 25%, respectively, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar OEM net sales would have decreased 17%. The decline was primarily due to the continued weakness in global PCs market and loss of volume shares from certain PC manufactures. Given our heightened focus on our growing Retail Strategic business, we plan to exit the OEM business.
During fiscal year 2014, OEM sales and units sold remained flat, compared to fiscal year 2013.

Video conferencing:
During fiscal year 2015, video conferencing net sales decreased 10%, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar video conferencing net sales would have decreased 10%. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. To align our refocus on Lifesize Cloud offering and transition from Lifesize legacy business, we announced a restructuring plan subsequently in April 2015.
During fiscal year 2014, video conferencing net sales decreased 12%, compared to fiscal year 2013. The decrease primarily resulted from the combination of a changing industry landscape caused by a shift to less expensive, Cloud-based video conferencing solutions, an evolving Lifesize product line and challenges in execution.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. During fiscal years 2015, 2014 and 2013, 44%, 45% and 45% of our net sales were denominated in currencies other than the U.S. Dollar, respectively.
Retail Sales by Region
The following table presents the change in retail sales by region for the fiscal year 2015 compared with fiscal year 2014 and fiscal year 2014 compared with fiscal year 2013:

	2015 vs. 2014	2014 vs. 2013
Americas	8%	9%
EMEA	(7)	(4)
Asia Pacific	2	2
Americas
During fiscal year 2015, retail sales in Americas increased 8%, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar retail sales would have increased 9% in the Americas. We achieved sales increases in all strategic categories except Audio-PC & Wearables, PC webcams, and Tablets & Other Accessories. This increase was led by triple digit growth in Mobile Speakers mainly from UE BOOM and our recently launched UE MEGABOOM, and triple digit growth in Video Collaboration mainly from our ConferenceCam CC3000e and Webcam C930e.
During fiscal year 2014, retail sales in Americas increased 9%, compared to fiscal year 2013. Retail sales increased in Mobile Speakers, Gaming, Tablet & Other Accessories, Keyboards & Combos and Pointing Devices, partially offset by decreases in Non-Strategic, Audio-PC & Wearables, Home Control, and PC Webcams. The increase in Tablet & Other Accessories was led by sales of our Ultrathin Keyboard Cover for the iPad and from our recently introduced Keyboard Folio suite of products designed for the iPad, iPad mini and iPad Air. The increase in Mobile Speakers was primarily from the UE BOOM. The increase in Gaming was due to the recent launch of our new gaming products. The increase in Keyboards & Combos was driven by low-end, mid-range and high-end products. Retail sales improved in the United States and Canada during fiscal year 2014, compared to fiscal year 2013.
EMEA
During fiscal year 2015, retail sales in EMEA decreased 7%, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar retail sales would have decreased 3% in the EMEA region. Retail sales decreased across all strategic categories except Gaming, Mobile Speakers, Video Collaboration, Home Control and Keyboards and Combos product categories. The decline in sales was heavily impacted by market weakness in Russia and Ukraine. We achieved a triple digit growth in Video Collaboration, and a double digit growth in both Mobile Speakers and Gaming during fiscal year 2015 compared to fiscal year 2014.

During fiscal year 2014, retail sales in EMEA decreased 4%, compared to fiscal year 2013. Retail sales decreased in Pointing Devices, PC Webcams, Audio-PC & Wearables, and Non-Strategic, partially offset by increases in Mobile Speakers, Gaming, Tablet & Other Accessories and Home Control. We experienced a significant decrease in Germany due to sales challenges which we overcame in the second half of fiscal year 2014. The decrease in Germany was partially offset by an increase in the United Kingdom.
Asia Pacific
During fiscal year 2015, retail sales in Asia Pacific increased 2%, compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar retail sales would have increased 4% in the Asia Pacific region. We achieved triple digit growths in both Mobile Speakers and Video Collaboration, partially offset by the decline in Tablets & Other Accessories, Audio - PC Wearables, and Non-Strategic.
During fiscal year 2014, retail sales in Asia Pacific increased 2%, compared to fiscal year 2013. Retail sales increased in Mobile Speakers, Gaming, Tablet & Other Accessories and Remotes, partially offset by decreases in Non-Strategic, Audio- PC & Wearables, Video, and Pointing Devices and PC keyboards & Desktops. In addition, retail sell-through in Asia Pacific increased 2% during fiscal year 2014, compared to fiscal year 2013.
Net Sales by Product Categories and Sales Channels
Net sales by product categories and sales channels for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Peripherals:
Mobile Speakers	$178,038	$87,414	$33,408	104%	162%
Gaming	211,911	186,926	144,512	13	29
Video Collaboration	62,215	29,058	18,700	114	55
Tablet & Other Accessories	140,994	172,484	119,856	(18)	44
Growth	593,158	475,882	316,476	25	50
Pointing Devices	487,210	506,884	521,083	(4)	(3)
Keyboards & Combos	426,117	415,314	399,144	3	4
Audio-PC & Wearables	213,496	250,037	289,313	(15)	(14)
PC Webcams	96,680	113,791	137,292	(15)	(17)
Home Control	68,060	67,371	71,641	1	(6)
Profit Maximization	1,291,563	1,353,397	1,418,473	(5)	(5)
Retail Strategic Sales (1)	1,884,721	1,829,279	1,734,949	3	5
Non-Strategic	2,725	37,000	86,102	(93)	(57)
OEM	117,462	141,749	141,186	(17)	—
	2,004,908	2,008,028	1,962,237	—	2
Video Conferencing	109,039	120,685	137,040	(10)	(12)
	$2,113,947	$2,128,713	$2,099,277	(1)	1
__________________________________________
(1) Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation. There's no impact over total net retail sales.
Retail Strategic Sales
During fiscal year 2015, retail strategic sales increased 3% compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar retail strategic sales would have increased 6%.
During fiscal year 2014, retail strategic sales increased 5% compared to fiscal year 2013.

Retail Strategic - Growth Categories:
Mobile Speakers
Our retail Mobile Speakers category products are portable Bluetooth wireless speakers.
During fiscal year 2015, retail sales of Mobile Speakers increased 104% and units sold increased 99%, compared to fiscal year 2014. The sales increased significantly across our all three regions, with a triple digit growth in both Americas and Asia Pacific regions, are primarily due to strong demand for the UE BOOM, which is our top revenue generating wireless speaker and experienced a triple digit growth in fiscal year 2015, compared to fiscal year 2014. The successful launch of UE MEGABOOM during the fourth quarter of fiscal year 2015 contributed 6% of total Mobile Speakers sales for fiscal year 2015.
During fiscal year 2014, retail sales of Mobile Speakers increased 162% and units sold increased 88%, compared to fiscal year 2013. The 162% increase in our wireless speakers for smartphones and tablets was driven by a strong demand primarily for the UE BOOM. Our top revenue-generating wireless speaker products during fiscal year 2014 included the UE BOOM and the UE Mini BOOM.
Gaming
Our retail Gaming category comprises gaming mice, keyboards, headsets, gamepads and steering wheels.
During fiscal year 2015, retail sales of Gaming increased 13% and units sold increased 21%, compared to fiscal year 2014. This growth was primarily from gaming headsets and gaming mice due to the launch of our new gaming products, including mice, keyboards and headsets. New products made up 12% of total Gaming revenue for fiscal year 2015. Our top revenue-generating Gaming products included the Logitech G502 Proteus Core, the Logitech G27 Racing Wheel, the Logitech G930 Wireless Gaming Headset, and the G430 Cordless Mice.
During fiscal year 2014, retail sales of Gaming increased 29% and units sold increased 24%, compared to fiscal year 2013. This growth was primarily due to the recent launch of our new gaming products, including mice, keyboards and headsets. New products made up 23% of total Gaming revenue for fiscal year 2014. Our top revenue-generating Gaming products included the Logitech G27 Racing Wheel, the Logitech G930 Wireless Gaming Headset, the G500s Laser Gaming Mouse, the G700s Rechargeable Gaming Mouse, and the G710+ Mechanical Gaming Keyboard.
Video Collaboration
Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small and medium sized user groups.
During fiscal year 2015, retail sales of Video Collaboration increased 114% and units sold increased 49%, compared to fiscal year 2014. The sales increased significantly across all products in this category was primarily driven by the success of the Logitech ConferenceCam CC3000e and Logitech ConferenceCam C930e.
During fiscal year 2014, retail sales of Video Collaboration increased 55% and units sold increased 33%, compared to fiscal year 2013. The significant increase in sales across all products in this category was primarily driven by the success of the Logitech Webcam C930e.
Tablet & Other Accessories
Our retail Tablet & Other Accessories category comprises keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.
During fiscal year 2015, retail sales of Tablet & Other Accessories decreased 18% and units sold decreased 5%, compared to fiscal year 2014. The reduction in sales, primarily from tablet keyboards, reflects the combination of a declining demand for iPad tablet platform and increased competition, partially offset by sales growth with our tablet covers for the iPad.
During fiscal year 2014, retail sales of Tablet & Other Accessories increased 44% and units sold increased 87%, compared to fiscal year 2013. The increase was driven by demand for the Logitech Ultrathin Keyboard Cover for the iPad, as well as strong sales from recently introduced products such as the Logitech Ultrathin Keyboard Cover for the iPad Mini and from the Logitech Keyboard Folio suite of products designed for the iPad, iPad mini, and iPad Air. The faster growth in unit shipments reflected the broadening of our portfolio to address a larger portion of the tablet accessory market, including tablet cases.

Retail Strategic - Profit Maximization Categories:
Pointing Devices
Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.
During fiscal year 2015, retail sales of Pointing Devices decreased 4% and units sold increased 2%, compared to fiscal year 2014. The decrease in retail sales was primarily due to the continued weakness in the global PC market. The decrease was primarily from our high-end product offerings, which decreased 12%, followed by our low-end product offerings which decreased 5%, partially offset by our mid-range product offerings which increased 1%. Retail sales of corded mice decreased 4% and units sold remained flat. Retail sales of cordless mice decreased 5% and units sold increased 2%.
During fiscal year 2014, retail sales of Pointing Devices decreased 3% and units sold decreased 1%, compared to fiscal year 2013. The decrease in retail sales was primarily due to the continued weakness in the global PC market. The decrease was primarily from our high-end product offerings, which decreased 14%, followed by our mid-range product offerings, which decreased 6%, and our low-end product offerings increased by 1%. Retail sales of corded mice decreased 9% and units sold decreased 10%. Retail sales of cordless mice decreased 1% and units sold increased 4%.
Keyboards & Combos
Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.
During fiscal year 2015, retail sales of Keyboards & Combos increased 3% and units sold increased 7%, compared to fiscal year 2014. The sales increase was primarily due to sales increase in our corded and cordless combos. Retail sales of corded and cordless combos increased 19% and 6%, respectively, and units sold increased 25% and 10%, respectively. Our best selling products in this category were the Logitech Wireless Combo MK270 and Wireless Combo MK520, which feature powerful and reliable wireless connections and plug-and-play simplicity. Retail sales of corded and cordless keyboards decreased 9% and 7%, respectively, and units sold decreased 4% and 3%, respectively.
During fiscal year 2014, retail sales of Keyboards & Combos increased 4% and units sold decreased 1%, compared to fiscal year 2013. The sales increase was primarily due to sales increase in our corded and cordless combo. Our best selling product in this category was the Wireless Touch Keyboard K400, which features an integrated touchpad and has been popular for use in the living room. Retail sales of corded and cordless keyboards decreased 17% and 5%, respectively, and units sold decreased 21% and 6%, respectively. Retail sales of corded and cordless combos increased 3% and 7%, respectively, and units sold decreased 1% and increased 10%, respectively.
Audio-PC & Wearables
Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear headphones.
During fiscal year 2015, retail sales of Audio-PC decreased 15% and units sold decreased 10%, compared to fiscal year 2014. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category that appears to be in structural decline as music consumption continues to migrate to mobile platforms, which benefits our mobile speaker product category. Retail sales of our headset products decreased 4% and units decreased 6%. Retail sales of our Wearables products declined 35%.
During fiscal year 2014, retail sales of Audio-PC decreased 14% and units sold decreased 17%, compared to fiscal year 2013. The decrease was primarily due to decreases in PC speaker retail sales of 10% and units sold of 11%. These decreases reflect both a weakness in the overall market for new PCs and a market shift toward mobile audio devices. Retail sales of our Wearables products declined 39%, as we phased out the headphone category.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.
During fiscal year 2015, retail sales of PC Webcams decreased 15% and units sold decreased 18%, compared to fiscal year 2014. The weak sales reflect the ongoing structural decline of the consumer webcam market, which continues to contract.

During fiscal year 2014, retail sales of PC Webcams decreased 17% and units sold decreased 28%, compared to fiscal year 2013. The decrease was due to weakness in our consumer webcam product line, which continued to be negatively impacted by the combination of market trends, including the popularity of embedded webcams in mobile devices, and the overall weakness of the PC market.
Home Control
Our retail Home Control category comprises our Harmony remotes and recently-launched, new Harmony Home Control.
During fiscal year 2015, retail sales of Remotes increased 1% and units sold increased 22%, compared to fiscal year 2014. The increase in Home Control was primarily concentrated in our mid-range and low-end products, partially offset by decreases in our high-end products. New products contributed to 17% of total retail sales of Home Control for fiscal year 2015.
During fiscal year 2014, retail sales of Home Control decreased 6% and units sold decreased 23%, compared to fiscal year 2013. The decrease in Home Control was primarily concentrated in our high-end and low-end products, partially offset by increases in our mid-range product lines.
Non-Strategic
This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category include TV camera, Digital Video Security, TV and home speakers, Google TV products, Keyboard/Desktop accessories, and music docks.
During fiscal year 2015, retail sales of this category decreased 93%, compared to fiscal year 2014. During fiscal year 2014, retail sales of this category decreased 57%, compared to fiscal year 2013.
OEM
During fiscal year 2015, OEM sales and units sold decreased 17% and 25%, respectively, compared to fiscal year 2014. This decrease was primarily due to weak mice sales which was expected as we elected not to participate in lower margin opportunities with several customers. We plan to exit the OEM business as we see limited opportunities for profitable growth.
During fiscal year 2014, OEM sales and units sold remained flat compared to fiscal year 2013.
Video Conferencing
During fiscal year 2015, video conferencing sales decreased 10% compared to fiscal year 2014. If currency exchange rates had been constant in 2015 and 2014, our constant dollar video conferencing net sales would have decreased 10%. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. We recently decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the Cloud opportunity faster.
During fiscal year 2014, video conferencing sales decreased 12% compared to fiscal year 2013. The decrease was primarily due to a combination of a changing industry landscape caused by a shift to less expensive, Cloud-based video conferencing solutions, an evolving Lifesize product line and challenges in execution experienced in all geographic regions.

Gross Profit
Gross profit for fiscal years 2015, 2014 and 2013 was as follows (in thousands):

	Years Ended March 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$2,113,947	$2,128,713	$2,099,277	(1)%	1%
Cost of goods sold	1,339,750	1,400,844	1,389,643	(4)	1
Gross profit	$774,197	$727,869	$709,634	6	3
Gross margin	36.6%	34.2%	33.8%
Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, costs of purchasing components from outside suppliers, distribution costs, shipping and handling cost, outside processing costs, write-down of inventories and amortization of intangible assets.
The increase in gross margin during fiscal year 2015, compared to fiscal year 2014, primarily resulted from a 0.5% improvement attributable to cost reduction initiatives across the Pointing Devices, Keyboards & Combos and Mobile Speakers product categories, a 0.5% improvement attributable to exiting non-strategic product categories, a 0.7% improvement attributable to the combination of a $5.8 million reduction in amortization of other intangible assets and a $5.2 million prior year discontinued products write off, and a 0.5% improvement attributable to lower inventory reserves in fiscal year 2015 that was partially offset by a higher percentage of air shipments in fiscal 2015.
The increase in gross margin during fiscal year 2014, compared to fiscal year 2013, was primarily due to cost improvements across all PC-related categories, actions we took since fiscal year 2013 to streamline our product portfolio, inventory reserves of several discontinued Music category products and the discontinuation of projects in 2013 due to restructuring.
Operating Expenses
Operating expenses for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Marketing and selling	$378,593	$379,747	$431,886	—%	(12)%
% of net sales	17.9%	17.8%	20.6%
Research and development	131,012	139,385	155,012	(6)	(10)
% of net sales	6.2%	6.5%	7.4%
General and administrative	131,446	118,940	114,381	11	4
% of net sales	6.2%	5.6%	5.4%
Impairment of goodwill and other assets	122,734	—	216,688	NM	(100)
% of net sales	5.8%	—%	10.3%
Restructuring charges (Credits), net	(4,888)	13,811	43,704	(135)	(68)
% of net sales	(0.2)%	0.6%	2.1%
Total operating expenses	$758,897	$651,883	$961,671	16	(32)
% of net sales	35.9%	30.6%	45.8%
__________________________________________
NM—Not Meaningful.
The increase in total operating expenses during fiscal year 2015, compared to fiscal year 2014, was primarily due to a goodwill impairment charge of $122.7 million relating to our video conferencing reporting unit and $23.7 million in expense related to the Audit Committee's Independent investigation during fiscal 2015, partially offset by a restructuring credit of $4.9 million during fiscal year 2015 resulting from partial lease termination of our Silicon Valley campus, which was previously vacated and under a restructuring plan during fiscal year 2014, as opposed to a restructuring charge of $13.8 million during fiscal year 2014.

The decrease in total operating expenses during fiscal year 2014, compared to fiscal year 2013, was primarily due to the $216.7 million impairment of goodwill and other assets recorded in fiscal year 2013, combined with the restructuring plans initiated in fiscal year 2013, which reduced personnel-related expenses in fiscal year 2014 as well as resulted in a $30.0 million decrease in restructuring expenses in fiscal 2013.
Marketing and Selling
Marketing and selling expense consists of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.
During fiscal year 2015, marketing and selling expense remained flat compared to fiscal year 2014.
During fiscal year 2014, marketing and selling expense decreased 12%, compared to fiscal year 2013. The decrease was primarily due to $15 million lower personnel-related expenses from the workforce reduction in video conferencing reporting unit as a result of the restructuring plan initiated during fiscal 2014 and $24 million lower advertising and marketing costs related to the launch of new Music category in fiscal year 2013.
Research and Development
Research and development expense consists of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2015, research and development expense decreased 6%, compared to fiscal year 2014. The decrease was primarily due to $2.8 million lower personnel-related expenses from the workforce reduction in the video conferencing reporting unit as a result of the restructuring plan initiated during fiscal year 2014, $1.3 million decrease in stock-based compensation expense due to fewer grants during fiscal year 2015, and $1.6 million savings from depreciation and amortization expense.
During fiscal year 2014, research and development expense decreased 10%, compared to fiscal year 2013. The decrease was primarily due to $6 million lower personnel-related expenses from the workforce reduction in video conferencing reporting unit as a result of the plan initiated during fiscal 2014 and $9 million lower design and development cost related to the launch of the new Music category in fiscal 2013.
General and Administrative
General and administrative expense consists primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources and legal functions.
During fiscal year 2015, general and administrative expense increased 11% compared to fiscal year 2014. The increase was primarily due to $23.7 million in expense related to the Audit Committee Independent investigation and related expenses, partially offset by infrastructure cost savings such as $6.5 million decrease in information technology costs, including third party vendor cost, and $6.1 million decrease in facility expense as a result of the consolidation of properties.
During fiscal year 2014, general and administrative expense increased 4%, compared to fiscal year 2013. The increase was primarily due to an $8 million increase in personnel-related expenses due to higher variable compensation costs related to our improved performance and share-based compensation expense, partially offset by a $4 million decrease in facility related expenses due to our restructuring plans initiated in fiscal year 2013.
Impairment of Goodwill and Other Assets
We recorded an impairment charge of goodwill of $122.7 million related to our video conferencing reporting unit in fiscal year 2015, and therefore the goodwill of video conferencing reporting unit is reduced to zero as of March 31, 2015. There was no impairment of goodwill and other assets for fiscal year 2014. We recorded an impairment charge of goodwill and other assets of $216.7 million primarily related to the video conferencing reporting unit in fiscal year 2013.

Restructuring Charges
The following table summarizes restructuring-related activities during the years ended March 31, 2015, 2014 and 2013 (in thousands):

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2013	$13,383	$75	$13,458
Charges	6,463	7,348	13,811
Adjustment for deferred rent	—	1,450	1,450
Cash payments	(19,534)	(1,454)	(20,988)
Currency exchange impact	(170)	—	(170)
Accrual balance at March 31, 2014	142	7,419	7,561
Credits	(86)	(4,802)	(4,888)
Cash payments	(56)	(1,578)	(1,634)
Accrual balance at March 31, 2015	$—	$1,039	$1,039
During the second quarter of fiscal year 2014, we implemented a restructuring plan solely affecting our video conferencing operating segment to align our organization to our strategic priorities of increasing focus on a tighter range of products, and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $5.0 million in termination benefits and $0.6 million in lease exit costs. We substantially completed this restructuring plan by March 31, 2014.
During the fourth quarter of fiscal year 2013, we implemented a restructuring plan to align our organization to our strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, we reduced our worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During fiscal year 2015, we recorded $4.9 million restructuring credits as a result of partial termination of our lease agreement for the Silicon Valley campus, which was partially vacated during fiscal year 2014. During fiscal year 2014, restructuring charges under this plan included $1.5 million in termination benefits and $6.7 million in lease exit costs, $5.4 million of which pertains to the consolidation of our Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014. We substantially completed this restructuring plan by the fourth quarter of fiscal year 2014.
Interest Income (Expense), Net
Interest income and expense for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Interest income	$1,225	$1,831	$2,215
Interest expense	—	(2,228)	(1,308)
	$1,225	$(397)	$907
Interest expense decreased during fiscal year 2015, compared to fiscal year 2014. The decrease was primarily due to the termination of our $250 million Senior Revolving Credit Facility during fiscal year 2014. There were no new borrowings since then.
Interest expense increased during fiscal year 2014, compared to fiscal year 2013. The increase was primarily due to the write-off of $1.0 million capitalized deferred loan fees related to our $250.0 million Senior Revolving Credit Facility which we chose to terminate during fiscal year 2014.

Other Income (Expense), Net
Other income and expense for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Investment income related to deferred compensation plan	$1,055	$1,487	$933
Gain on sale of securities	—	—	831
Impairment of investments	(2,298)	(624)	(3,600)
Currency exchange gain (loss), net	(1,280)	62	104
Other	(229)	1,068	(466)
	$(2,752)	$1,993	$(2,198)
Investment income for fiscal years 2015, 2014 and 2013 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
The $2.3 million, $0.6 million and $3.6 million investment impairment charges in fiscal years 2015, 2014 and 2013, respectively, primarily resulted from the write-down of investments in privately-held companies.
During fiscal year 2013, we sold two available-for-sale securities with a total carrying value of $0.4 million and a total par value of $15.2 million for $0.9 million. This sale resulted in a $0.8 million gain recognized in other income (expense), net, $0.3 million of which resulted from the recognition of a temporary increase in fair value previously recorded in accumulated other comprehensive loss. Following the sales in fiscal year 2013, we have not held any available for sale securities.
Currency exchange gains or losses relate to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on foreign exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize foreign exchange gains and minimize foreign exchange losses.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes and the effective income tax rate for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Provision for (benefit from) income taxes	$4,490	$3,278	$(25,810)
Effective income tax rate	32.6%	4.2%	10.2%
The change in the effective income tax rate between fiscal year 2015 and 2014 was primarily due to the non-tax deductible goodwill impairment charge of $122.7 million during fiscal year 2015, the mix of income and losses in the various tax jurisdictions in which we operate and a tax benefit of $16.4 million during fiscal year 2015, related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations and the closure of tax examination in the state of California of the United States. The effective income tax rate excluding the goodwill impairment charge in fiscal year 2015 is 3.3%. In fiscal year 2014, there was a tax benefit of $14.3 million related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations.
The change in the effective income tax rate between fiscal year 2014 and 2013 was primarily due to the mix of income and losses in the various tax jurisdictions and a tax benefit of $14.3 million during fiscal year 2014, related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations. In fiscal year 2013, there was a tax benefit of $35.6 million related to the reversal of uncertain tax positions resulting from the closure of federal income tax examinations in the United States.
On December 19, 2014, the enactment of the Tax Increase Prevention Act of 2014 in the United States extended the federal research and development tax credit through December 31, 2014 which had previously expired on December 31, 2013. The provision for income taxes for fiscal year ended March 31, 2015 reflected a $0.9 million tax benefit as a result of the extension of the tax credit.

As of March 31, 2015 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $79.0 million and $91.0 million, respectively, of which $79.0 million and $86.1 million would affect the effective income tax rate if recognized, respectively.
As of March 31, 2015, we had $72.1 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2014, we had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable. Pursuant to ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which became effective in the first quarter of fiscal year 2015, we reclassified $10.3 million of unrecognized tax benefits previously presented as non-current income taxes payable to a reduction in non-current deferred tax assets primarily for tax credit carryforwards.
We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. We recognized $0.8 million, $1.1 million and $1.0 million in interest and penalties in income tax expense during fiscal years 2015, 2014 and 2013, respectively. As of March 31, 2015, 2014 and 2013, we had approximately $4.9 million, $5.6 million and $6.6 million of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2012. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2011. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
At March 31, 2015, we had cash and cash equivalents of $537.0 million, compared with $469.4 million at March 31, 2014. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 81% is held by our Swiss-based entities and 11% is held by our subsidiaries in Hong Kong and China. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
At March 31, 2015, our working capital was $557.1 million compared with working capital of $478.2 million at March 31, 2014. The increase in working capital over the prior year was primarily due to higher cash and inventory balances, partially offset by higher accounts payable balances at March 31, 2015.
During fiscal year 2015, we generated $178.6 million cash from operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, impairment of goodwill and share-based compensation expense, and from an increase in accounts payable, partially offset by increases in inventories and accounts receivable and a decrease in accrued and other liabilities. Net cash used in investing activities was $48.3 million, primarily for purchase of property, plant, and equipment of $45.3 million and investments in privately held companies of $2.6 million. Net cash used in financing activities was $48.9 million, primarily for the $43.8 million cash dividend payment, $9.2 million tax withholdings related to net share settlements of restricted stock units, partially offset by $4.1 million in proceeds received from the sale of shares upon exercise of options and purchase rights.
We had several uncommitted, unsecured bank lines of credit aggregating to $38.1 million as of March 31, 2015. There are no financial covenants under these lines of credit which we must comply with. As of March 31, 2015, we had outstanding bank guarantees of $5.1 million under these lines of credit. There are no financial covenants under these credit lines.

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Net cash provided by operating activities	$178,632	$205,421	$122,389
Net cash used in investing activities	(48,289)	(46,803)	(57,723)
Net cash used in financing activities	(48,854)	(22,681)	(207,641)
Effect of exchange rate changes on cash and cash equivalents	(13,863)	(349)	(1,571)
Net increase (decrease) in cash and cash equivalents	$67,626	$135,588	$(144,546)
Cash Flow from Operating Activities
The following table presents selected financial information and statistics for fiscal years 2015, 2014 and 2013 (dollars in thousands):

	March 31,
	2015	2014	2013
Accounts receivable, net	$179,823	$182,029	$178,959
Inventories	270,730	222,402	262,644
Working capital	557,113	478,213	385,073
Days sales in accounts receivable ("DSO")(Days)(1)	35	34	34
Inventory turnover ("ITO")(x)(2)	4.6	5.9	4.7
______________________________

(1)	DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).
ITO as of March 31, 2015 decreased compared to March 31, 2014. The decrease was primarily due to higher inventory levels due to the port strike in the west coast of the United States and change in shipping strategy from air to ocean during the fourth quarter of fiscal year 2015.
ITO as of March 31, 2014 increased, compared to March 31, 2013. The increase was primarily due to lower inventory levels in relation to net sales during the fourth quarter of fiscal year 2014.
Cash Flow from Investing Activities

	Years Ended March 31,
	2015	2014	2013
Purchases of property, plant and equipment	$(45,253)	$(46,658)	$(54,487)
Investment in privately held companies	(2,550)	(300)	(4,420)
Acquisitions, net of cash acquired	(926)	(650)	—
Proceeds from sales of available-for-sale securities	—	—	917
Proceeds from return of investment from strategic investments	—	261	—
Purchase of trading investments	(5,034)	(8,450)	(4,196)
Proceeds from sales of trading investments	5,474	8,994	4,463
	$(48,289)	$(46,803)	$(57,723)
Our expenditures for property, plant and equipment during fiscal year 2015, 2014 and 2013 were primarily expenditures for leasehold improvements, computer hardware and software, tooling and equipment.

During fiscal year 2015, purchases of property, plant and equipment remained relatively stable compared to fiscal year 2014. We made a $2.5 million strategic investment in one privately held company and acquired one privately held company for $0.9 million, during fiscal year 2015.
During fiscal year 2014, purchases of property, plant and equipment decreased, compared to fiscal year 2013, primarily due to leasehold improvements related to our new Silicon Valley campus during fiscal year 2013. During fiscal year 2014, we made a $0.7 million investment.
During fiscal year 2013, we purchased a strategic investment for $4.0 million in exchange for convertible preferred stock. We accounted for this investment under the cost method of accounting since we have less than 20% ownership interest and we lack the ability to exercise significant influence over the operating and financial policies of the investee. We also purchased another strategic investment for $0.4 million. In addition, we sold our two remaining available-for-sale securities for $0.9 million.
The purchases and sales of trading investments during fiscal years 2015, 2014 and 2013 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
Cash Flow from Financing Activities

	Years Ended March 31,
	2015	2014	2013
Payment of cash dividends	$(43,767)	$(36,123)	$(133,462)
Purchases of treasury shares	(1,663)	—	(87,812)
Contingent consideration related to prior acquisition	(100)	—	—
Repurchase of ESPP awards	(1,078)	—	—
Proceeds from sales of shares upon exercise of options and purchase rights	4,138	16,914	15,982
Tax withholdings related to net share settlements of restricted stock units	(9,215)	(5,718)	(2,375)
Excess tax benefits from share-based compensation	2,831	2,246	26
	$(48,854)	$(22,681)	$(207,641)
During fiscal year 2015 and 2014, we paid annual cash dividends of $43.8 million and $36.1 million, respectively, compared to a special one-time distribution of $133.5 million during fiscal year 2013.
During fiscal year 2015, we repurchased 0.1 million shares for $1.7 million. There were no stock repurchases during fiscal year 2014. During fiscal year 2013, we repurchased 8.6 million shares for $87.8 million.
Proceeds from the sale of shares upon exercise of options and purchase rights pursuant to our stock plans during fiscal years 2015, 2014 and 2013 were $4.1 million, $16.9 million and $16.0 million, respectively. The payments of tax withholdings related to net share settlements of RSUs (restricted stock units) during fiscal years 2015, 2014 and 2013 were $9.2 million, $5.7 million and $2.4 million, respectively.
Translation effect of exchange rate changes on cash and cash equivalents
During fiscal year 2015, there was a $13.9 million currency translation exchange rate effect on cash and cash equivalents. This is primarily due to the 22% weakening of Euro versus U.S Dollar during fiscal year 2015 which had an adverse impact on our cash and cash equivalents balances in subsidiaries with functional currency as Euro.
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
In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. The Board of Directors plans to request shareholder approval of the Swiss Franc equivalent of an $85 million dividend for fiscal year 2015 at our next annual general meeting. Based on exchange rates of 1.0283 and the number of shares outstanding as of March 31, 2015, this represents approximately CHF 0.51 per share, compared to dividend of CHF 0.26 per share for fiscal year 2015. During fiscal year 2015, we paid a cash dividend of CHF 43.1 million (U.S. Dollar amount of $43.8 million) out of retained earnings.
In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares. Our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During fiscal year 2015, 0.1 million shares were repurchased for $1.7 million under this program.
During the first quarter of fiscal year 2016, we announced that we are committing to pursue a restructuring, including exiting the OEM business, reorganizing Lifesize to sharpen its focus on its Cloud-based offering, and streamlining the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. We expect that we will recognize restructuring charges of approximately $15 million to $20 million, consisting primarily of severance, other one-time termination benefits, and other restructuring charges. We expect this restructuring will save personnel-related costs and other overhead costs and we expect to use the savings from the restructuring to offset currency headwinds and to invest in future growth.
Our other contractual obligations and commitments that require cash are described in the following sections.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $178.6 million, $205.4 million and $122.4 million during fiscal years 2015, 2014 and 2013, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Contractual Obligations and Commitments
As of March 31, 2015, our outstanding contractual obligations and commitments included: (i) inventory purchase commitments and obligations, (ii) capital expenditure purchase commitments, and (iii) facilities leased under operating lease commitments. The following table summarizes our contractual obligations and commitments as of March 31, 2015 (in thousands):

		Payments Due by Period
	March 31, 2015	<1 year	1-3 years	4-5 years	>5 years
Inventory commitments	$165,912	$165,912	$—	$—	$—
Capital commitments	14,390	14,390	—	—	—
Operating leases	54,232	13,829	18,727	11,768	9,908
	$234,534	$194,131	$18,727	$11,768	$9,908
Operating Leases
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030.
Purchase Commitments
As of March 31, 2015, we have fixed purchase commitments of $165.9 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first quarter of fiscal year 2016. We record a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or market value consistent with our valuation of excess and obsolete inventory. As of March 31, 2015, the liability for these purchase commitments was $9.8 million and is recorded in accrued and other current liabilities and is not included in the preceding table. We have fixed purchase commitments of $14.4 million for capital expenditures, primarily related to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods or performance of services.
Income Taxes Payable
As of March 31, 2015, we had $72.1 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Investment Commitments
During 2015, we entered into a limited partnership agreement with a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed a capital contribution of $4.0 million over the life of the fund. As of March 31, 2015, no capital contribution has been called by the fund.
Other Contingencies
We are subject to an ongoing formal investigation by the SEC’s Enforcement Division, relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal Year 2014 Annual Report on Form 10-K, revision to our consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in our Amended Annual Report on Form 10-K/A, filed on August 7, 2013, and our transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. We have entered into an agreement with the SEC to extend the statute of limitations. We are cooperating with the investigation and recently engaged in discussions to settle the matter with the SEC, including making offers of monetary amounts for a civil penalty.  In accordance with U.S. GAAP, we have made an accrual in our financial statements.  We cannot predict the timing, range of possible loss or final outcome of this matter.
Guarantees
Logitech Europe S.A. guaranteed payments of third-party contract manufacturers' purchase obligations. As of March 31, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations were outstanding.
Indemnifications
We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2015, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
Research and Development
For a discussion of our research and development activities, patents and licenses, please refer to Item 1, Business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a global concern, we face exposure to adverse movements in currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.
Currency Exchange Rates
We report our results in U.S. Dollars. Changes in currency exchange rates compared to the U.S. Dollar can have a material impact on our results when the financial statements of our non-U.S. subsidiaries are translated into U.S. Dollars. The functional currency of our operations is primarily the U.S. Dollar. Certain operations use the Swiss Franc, or the local currency of the country as their functional currencies. Accordingly, unrealized currency gains or losses resulting from the translation of net assets or liabilities denominated in other currencies to the U.S. Dollar are accumulated in the cumulative translation adjustment component of other comprehensive income (loss) in shareholders' equity.
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For example, for the year ended March 31, 2015, approximately 44% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. As a result, a strengthening U.S. Dollar has an adverse impact on our operating results.  The average exchange rate for the U.S. Dollar for the year ended March 31, 2015 strengthened significantly against most of the currencies for the same period in the prior fiscal year, which adversely impacted our actual results for the year ended March 31, 2015 including our net sales, net income, cash flows from operations and our growth rates year over year. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of March 31, 2015. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

		March 31, 2015
Currency		Net Exposed Long (Short) Currency	Currency Exchange Gain (Loss) from 10% Change in Base Currency
Base Currency	Transaction Currency	Position	Appreciation	Depreciation
U.S. Dollar	Mexican Peso	$11,684	$(1,062)	$1,298
U.S. Dollar	Japanese Yen	7,244	(659)	805
U.S. Dollar	Australian Dollar	8,852	(805)	984
U.S. Dollar	Canadian Dollar	7,376	(671)	820
U.S. Dollar	Indian Rupee	1,896	(172)	211
U.S. Dollar	Singapore Dollar	(6,483)	589	(720)
U.S. Dollar	Chinese Renminbi	(7,086)	644	(787)
U.S. Dollar	Taiwanese Dollar	(16,846)	1,531	(1,872)
Euro	British Pound	4,609	(419)	512
Euro	Turkish Lira	859	(78)	95
Euro	Norwegian Krone	(510)	46	(57)
Euro	Swedish Krona	(928)	84	(103)
		$10,667	$(972)	$1,186
Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.
Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in CNY. As of March 31, 2015, net liabilities held in Chinese Renminbi (CNY) totaled $7.1 million.
Derivatives
We enter into foreign exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries' forecasted inventory purchases. We have one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during fiscal years 2015, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of March 31, 2015 and 2014, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $43.5 million and $51.8 million, respectively. Deferred realized gains of $1.9 million are recorded in accumulated other comprehensive loss as of March 31, 2015, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $2.1 million related to open cash flow hedges are also recorded in accumulated other comprehensive loss as of March 31, 2015 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.
We also enter into foreign exchange forward and swap contracts to reduce the short-term effects of currency fluctuations on certain currency receivables or payables. These forward contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these foreign exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.
The notional amounts of foreign exchange forward and swap contracts outstanding as of March 31, 2015 and 2014 relating to foreign currency receivables or payables were $61.7 million and $53.7 million, respectively. Open forward and swap contracts as of March 31, 2015 and 2014 consisted of contracts in Taiwanese Dollars, Australian

Dollars, Mexican Pesos, Japanese Yen and British Pounds to be settled at future dates at pre-determined exchange rates.
Interest Rates
Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared a sensitivity analysis of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of this analysis, a 100 basis point decrease or increase in interest rates from the March 31, 2015 and March 31, 2014 period end rates would not have a material effect on our results of operations or cash flows.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, Logitech carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, ("the Exchange Act"). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on that evaluation, Logitech's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were operating effectively, as described in Management's Report on Internal Control over Financial Reporting below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the Board of Directors, the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2015.
Changes in Internal Controls over Financial Reporting:
We implemented and enhanced the following internal control procedures which addressed previously identified material weaknesses. These internal control changes included the following:
Changes to establish effective oversight of information, documentation and communication:

•
Finance and Accounting leadership team, including a new Chief Financial Officer (who was appointed Principal Financial and Accounting Officer), a new Vice President (VP) of Internal Audit, and a new VP,

Corporate Controller, to strengthen oversight of the team and improve the design, implementation, execution and supervision of internal controls within the organization.

•
Enhanced lines of communications and other new policies and procedures that allow frequent open communication with key internal stakeholders, including Senior VPs and Directors, Legal Counsel, our advisors, and our independent registered public accounting firm, on key business and operational matters impacting financial reporting.

•
Enhanced the Company's internal representation policies and procedures by requiring over 50 senior level employees to complete detailed questionnaires each quarter and ensured the feedback received is reviewed by the Controllership Group and appropriate actions are initiated and resolved.

•
Enhanced the SOX Steering Committee, Disclosure Committee review process and the Audit Committee Communication process to include greater analyses of key financial statement information and metrics with a focus on areas involving greater management estimate and judgment to ensure greater transparency and effective monitoring and oversight.

•
Implemented policy requiring formal documentation of the conclusions and basis for conclusions for all significant accounting positions and financial reporting issues, by finance and accounting personnel with sufficient technical competence, including review and approval by the appropriate level of management.

Changes to ensure that there is sufficient complement of personnel with appropriate accounting knowledge, experience and competence:

•
Hired experienced resources in the area of controllership functions, including SEC Reporting, Financial Planning and Analysis, Operations Finance, Regional Controllership Group, Revenue Recognition Accounting, and Corporate Consolidation and Reporting Group.

•
Enhanced training for key individuals that provide critical information used in financial accounting and reporting to reinforce pre-established and new policies and procedures to improve our ability to prevent and detect potential material misstatements in our internally prepared reports, analyses and financial records.

•	Identified skills gaps within the global finance and accounting organization and recruited resources with appropriate experience and technical expertise.

Changes to ensure that we have an appropriate methodology to accrue the costs of product warranties given to end customers (including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of the warranty accrual):

•
Implemented new policies and procedures for identifying and accruing costs relating to product warranty, including documenting and evaluating the key assumptions used and ensuring the appropriate supervision and review each quarter.

Changes to ensure we consider all relevant information and document the underlying assumptions in our assessment of the valuation of finished goods, work in process and components inventory, including non-cancelable orders for such inventory:

•
Implemented new policies and procedures for analyzing our inventory reserves, including increased standardization and documentation over our evaluation of key inputs and assumptions such as aging, historical sales data, product life cycles and market acceptance.

Changes to ensure we review supporting information to determine the completeness and accuracy of the consolidated statement of cash flows, the consolidated statement of comprehensive income (loss) and disclosures in the notes to the consolidated financial statements:

•	Implemented a process to enhance the nature and extent of review of reports on Forms 10-Q and 10-K by a team led by the new Corporate Controller, a more robust process for disclosure committee meetings, and a final review of these filings with the Principal Financial and Accounting Officer. The Principal Financial and Accounting Officer and the Corporate Controller in turn report the results of this process to the Disclosure and Audit Committees in formal quarterly meetings.

•
Implemented processes and procedures to ensure the completeness and accuracy of the cash flow statement, the consolidated statement of comprehensive income (loss) and disclosures to the notes to the consolidated financial statements, including appropriate review and supervision over the individual components that support the sufficiency and appropriateness of these items each quarter.

After completing our testing of the design and operating effectiveness of these new enhanced procedures, we concluded that we have remediated the previously identified material weakness as of March 31, 2015.

Except for the items noted above, we have made no changes to our internal control over financial reporting during the fiscal year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
Limitations on the Effectiveness of Controls
The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2015 (the "Proxy Statement").
        The Company's code of ethics policy entitled, "Business Ethics and Conflict of Interest Policy of Logitech International S.A.," covers members of the Company's board of directors and the principal executive officer, principal financial and accounting officer as well as all other employees.
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
        Any amendments or waivers of the code of ethics for members of the Company's board of directors or executive officers will be disclosed in the investor relations section of the Company's Web site within four business days following the date of the amendment or waiver and will also be disclosed either on a Form 8-K or the Company's next Form 10-K filing. During fiscal year 2015, no waivers or amendments were made to the code of ethics for any Director or Executive Officer.
        Logitech's code of ethics is available on the Company's Web site at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main 510-795-8500

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm - KPMG LLP
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Statements of Operations—Years Ended March 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss)—Years Ended March 31, 2015, 2014 and 2013
Consolidated Balance Sheets—March 31, 2015 and 2014
Consolidated Statements of Cash Flows—Years Ended March 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Supplementary Data:
Unaudited Quarterly Financial Data
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/2009	2.1
3.1		Articles of Incorporation of Logitech International S.A. as amended	10-Q	0-29174	11/8/2010	3.1
3.2		Organizational Regulations of Logitech International S.A. as amended	10-K	0-29174	6/1/2009	3.2
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 1, 2009	8-K	0-29174	9/3/2009	10.2
10.3	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	6/1/2009	10.3
10.4	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.5	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.6	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.8	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.9	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.10	**	Employment Agreement dated December 3, 2008 between Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/9/2008	10.1
10.11	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Gerald P. Quindlen	8-K	0-29174	12/9/2008	10.4
10.12	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	5/30/2008	10.1
10.13	**	Change of Control Severance Agreement dated December 3, 2008 among Logitech International S.A., Logitech Inc. and Guerrino De Luca	8-K	0-29174	12/9/2008	10.5

10.14	**	Form of Employment Agreement dated December 3, 2008 between Logitech Inc. and L. Joseph Sullivan	8-K	0-29174	12/9/2008	10.2
10.15	**	Form of Change of Control Severance Agreement between Logitech Inc., Logitech International S.A. and executive officers other than the Chairman and the Chief Executive Officer	10-K	0-29174	5/30/2008	10.1
10.16	**	Offer letter dated December 24, 2008 between Logitech Inc. and Werner Heid	10-K	0-29174	6/1/2009	10.2
10.17	**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.1
10.18	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.19	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.3
10.20	**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.4
10.21	**	Executive officer base salary, duties and authority under form of employment agreements dated December 3, 2008	10-Q	0-29174	11/4/2009	10.14.1
10.22	**	Lifesize Communications, Inc. 2003 Stock Option Plan	S-8	333-163933	12/22/2009	10.1
10.23	**	Offer letter dated September 14, 2009 between Logitech Inc. and Erik K. Bardman	8-K	0-29174	9/22/2009	10.1
10.24	**	Employment Agreement effective January 1, 2011 between Logitech Europe S.A. and Junien Labrousse	8-K	0-29174	3/24/2011	10.1
10.25	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	5/27/2011	10.3
10.26		Senior revolving credit facility agreement dated December 31, 2011 among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AGas Arranger and Agent	8-K	0-29174	1/4/2012	10.1
10.27	**	Offer letter dated March 13, 2012 between Logitech Inc. and Bracken Darrell	8-K	0-29174	3/15/2012	10.1
10.28	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.29	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.30	**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.3
10.31	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 5, 2012	DEFA14A	0-29174	8/10/2012	App. A

10.32		Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	2/5/2013	10.1
10.33		Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.34		Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.3
10.35	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	5/30/2013	10.4
10.36		Waiver and Amendment Agreement, dated June 13, 2013, to the senior revolving credit facility agreement among Logitech International S.A., the lenders party thereto from time to time and Credit Suisse AG as Arranger and Agent.	10-Q	0-29174	8/7/2013	10.1
10.37		Offer Letter between Logitech Inc. and Vincent Pilette dated September 3, 2013.	8-K	0-29174	9/6/2013	10.1
10.38		Form of restricted stock unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/5/2013	10.2
10.39		Form of performance share unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/5/2013	10.3
10.40		Form of restricted stock unit agreement for grant to Guerrino De Luca on October 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan.	10-Q	0-29174	11/5/2013	10.4
16.1		Letter of PricewaterhouseCoopers LLP, dated November 13, 2014, regarding change in independent registered public accounting firm (incorporated by reference to Exhibit 16.1 of the Company's current report on Form 8-K filed on November 13, 2014)	8-K	0-29174	11/13/2014	—
21.1		List of subsidiaries of Logitech International S.A.					X
23.1.1		Consent of Independent Registered Public Accounting Firm - KPMG LLP					X
23.1.2		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		XBRL Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X
_______________________________________________________________________________

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
June 5, 2015

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

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	June 5, 2015
/s/ BRACKEN P. DARRELL Bracken P. Darrell	President and Chief Executive Officer	June 5, 2015
/s/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 5, 2015
/s/ DANIEL BOREL Daniel Borel	Director	June 5, 2015
/s/ MATTHEW BOUSQUETTE Matthew Bousquette	Director	June 5, 2015
/s/ KEE-LOCK CHUA Kee-Lock Chua	Director	June 5, 2015
/s/ SALLY DAVIS Sally Davis	Director	June 5, 2015
/s/ DIDIER HIRSCH Didier Hirsch	Director	June 5, 2015
/s/ NEIL HUNT Neil Hunt	Director	June 5, 2015
/s/ DIMITRI PANAYOTOPOULOS Dimitri Panayotopoulos	Director	June 5, 2015
/s/ MONIKA RIBAR Monika Ribar	Director	June 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Logitech International S.A.:
We have audited the accompanying consolidated balance sheet of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2015, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule for the year ended March 31, 2015 listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logitech International S.A. and subsidiaries as of March 31, 2015, and the result of their operations and their cash flows for year ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Logitech International S.A. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control (1992) - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Santa Clara, California
June 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Logitech International S.A.:

In our opinion, the consolidated balance sheet as of March 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of two years in the period ended March 31, 2014 present fairly, in all material respects, the financial position of Logitech International S.A. and its subsidiaries at March 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended March 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 13, 2014

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2015	2014	2013
Net sales	$2,113,947	$2,128,713	$2,099,277
Cost of goods sold	1,339,750	1,400,844	1,389,643
Gross profit	774,197	727,869	709,634
Operating expenses:
Marketing and selling	378,593	379,747	431,886
Research and development	131,012	139,385	155,012
General and administrative	131,446	118,940	114,381
Impairment of goodwill and other assets	122,734	—	216,688
Restructuring charges (credits), net	(4,888)	13,811	43,704
Total operating expenses	758,897	651,883	961,671
Operating income (loss)	15,300	75,986	(252,037)
Interest income (expense), net	1,225	(397)	907
Other income (expense), net	(2,752)	1,993	(2,198)
Income (loss) before income taxes	13,773	77,582	(253,328)
Provision for (benefit from) income taxes	4,490	3,278	(25,810)
Net income (loss)	$9,283	$74,304	$(227,518)
Net income (loss) per share:
Basic	$0.06	$0.46	$(1.44)
Diluted	$0.06	$0.46	$(1.44)
Shares used to compute net income (loss) per share :
Basic	163,536	160,619	158,468
Diluted	166,174	162,526	158,468
Cash dividends per share	$0.27	$0.22	$0.85
   The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended March 31,
	2015	2014	2013
Net income (loss)	$9,283	$74,304	$(227,518)
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(19,054)	2,119	(6,381)
Reclassification of currency translation loss (gain) included in other income (expense), net	(171)	665	—
Defined benefit plans:
Net gain (loss) and prior service credits (costs), net of taxes	(12,998)	5,551	3,873
Reclassification of amortization included in operating expenses	322	2,017	3,633
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	8,971	(3,497)	(1,190)
Reclassification of hedging loss (gain) included in cost of goods sold	(4,505)	2,472	1,756
Net change in unrealized investment loss:
Reclassification of investment gain included in other income (expense), net	—	—	(343)
Other comprehensive income (loss)	(27,435)	9,327	1,348
Total comprehensive income (loss)	$(18,152)	$83,631	$(226,170)
   The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$537,038	$469,412
Accounts receivable, net	179,823	182,029
Inventories	270,730	222,402
Other current assets	64,429	59,157
Total current assets	1,052,020	933,000
Non-current assets:
Property, plant and equipment, net	91,593	88,391
Goodwill	218,213	345,010
Other intangible assets	1,866	10,529
Other assets	62,988	74,460
Total assets	$1,426,680	$1,451,390
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$299,995	$242,815
Accrued and other current liabilities	194,912	211,972
Total current liabilities	494,907	454,787
Non-current liabilities:
Income taxes payable	72,107	93,126
Other non-current liabilities	101,532	99,349
Total liabilities	668,546	647,262
Commitments and contingencies (Note 11)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares—173,106 at March 31, 2015 and 2014
Conditionally authorized shares—50,000 at March 31, 2015 and 2014
Additional paid-in capital	—	—
Less shares in treasury, at cost—8,625 at March 31, 2015 and 10,206 at March 31, 2014	(88,951)	(116,510)
Retained earnings	930,174	976,292
Accumulated other comprehensive loss	(113,237)	(85,802)
Total shareholders' equity	758,134	804,128
Total liabilities and shareholders' equity	$1,426,680	$1,451,390
   The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$9,283	$74,304	$(227,518)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,304	48,967	51,766
Amortization of other intangible assets	8,361	17,771	23,571
Share-based compensation expense	25,825	25,546	25,198
Impairment of goodwill and other assets	122,734	—	216,688
Impairment of investments	2,298	624	3,600
Loss (gain) on disposal of property, plant and equipment	(44)	4,411	2,007
Gain on sale of securities	—	—	(831)
Excess tax benefits from share-based compensation	(2,831)	(2,246)	(26)
Deferred income taxes and other	2,240	(4,828)	(3,209)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,018)	(219)	45,273
Inventories	(60,510)	49,471	23,109
Other assets	(4,284)	(1,388)	5,381
Accounts payable	60,413	(21,322)	(33,406)
Accrued and other liabilities	(18,139)	14,330	(9,214)
Net cash provided by operating activities	178,632	205,421	122,389
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,253)	(46,658)	(54,487)
Investment in privately held companies	(2,550)	(300)	(4,420)
Acquisitions, net of cash acquired	(926)	(650)	—
Proceeds from sales of available-for-sale securities	—	—	917
Proceeds from return of investment from strategic investments	—	261	—
Purchase of trading investments	(5,034)	(8,450)	(4,196)
Proceeds from sales of trading investments	5,474	8,994	4,463
Net cash used in investing activities	(48,289)	(46,803)	(57,723)
Cash flows from financing activities:
Payment of cash dividends	(43,767)	(36,123)	(133,462)
Purchases of treasury shares	(1,663)	—	(87,812)
Contingent consideration related to prior acquisition	(100)	—	—
Repurchase of ESPP awards	(1,078)	—	—
Proceeds from sales of shares upon exercise of options and purchase rights	4,138	16,914	15,982
Tax withholdings related to net share settlements of restricted stock units	(9,215)	(5,718)	(2,375)
Excess tax benefits from share-based compensation	2,831	2,246	26
Net cash used in financing activities	(48,854)	(22,681)	(207,641)
Effect of exchange rate changes on cash and cash equivalents	(13,863)	(349)	(1,571)
Net increase (decrease) in cash and cash equivalents	67,626	135,588	(144,546)
Cash and cash equivalents at beginning of period	469,412	333,824	478,370
Cash and cash equivalents at end of period	$537,038	$469,412	$333,824
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,242	$5,204	$4,828
Supplemental cash flow information:
Interest paid	$—	$1,080	$1,293
Income taxes paid, net	$10,838	$9,189	$14,108
   The accompanying notes are an integral part of these consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2012	191,606	$33,370	$—	27,173	$(343,829)	$1,538,727	$(96,477)	$1,131,791
Total comprehensive income (loss)	—	—	—	—	—	(227,518)	1,348	(226,170)
Purchase of treasury shares	—	—	—	8,600	(87,812)	—	—	(87,812)
Tax effects from share-based awards	—	—	(1,178)	—	—	—	—	(1,178)
Sale of shares upon exercise of options and purchase rights	—	—	(2,326)	(2,604)	61,653	(43,331)	—	15,996
Issuance of shares upon vesting of restricted stock units	—	—	(21,341)	(814)	19,284	—	—	(2,057)
Share-based compensation expense	—	—	24,845	—	—	—	—	24,845
Cash dividends	—	—	$—	—	—	(133,462)	—	(133,462)
Cancellation of treasury shares	(18,500)	(3,222)	$—	(18,500)	170,714	(167,492)	—	—
March 31, 2013	173,106	$30,148	$—	13,855	$(179,990)	$966,924	$(95,129)	$721,953
Total comprehensive income	—	—	—	—	—	74,304	9,327	83,631
Tax effects from share-based awards	—	—	(2,046)	—	—	—	—	(2,046)
Sale of shares upon exercise of options and purchase rights	—	—	339	(2,601)	45,388	(28,813)	—	16,914
Issuance of shares upon vesting of restricted stock units	—	—	(23,810)	(1,048)	18,092	—	—	(5,718)
Share-based compensation expense	—	—	25,517	—	—	—	—	25,517
Cash dividends	—	—	—	—	—	(36,123)	—	(36,123)
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income (loss)	—	—	—	—	—	9,283	(27,435)	(18,152)
Purchase of treasury shares	—	—	—	115	(1,663)	—	—	(1,663)
Tax effects from share-based awards	—	—	(2,200)	—	—	—	—	(2,200)
Sale of shares upon exercise of options	—	—	(2,367)	(390)	6,505	—	—	4,138
Issuance of shares upon vesting of restricted stock units	—	—	(20,298)	(1,306)	22,717	(11,634)	—	(9,215)
Share-based compensation expense	—	—	25,943	—	—	—	—	25,943
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
Cash dividends	—	—	—	—	—	(43,767)	—	(43,767)
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
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
The Company has two operating segments, peripherals and video conferencing. Logitech's peripherals segment encompasses the design, manufacturing and marketing of peripherals for personal computers ("PCs"), tablets and other digital platforms. The Company's video conferencing segment offers scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a Cloud-based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products.
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
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in Americas, Europe, Middle East, Africa ("EMEA") and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.
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
For sales of most hardware peripherals products and hardware bundled with software essential to its functionality, these criteria are met at the time delivery has occurred and title and risk of loss have transferred to the customer.
The Company's video conferencing segment has multiple deliverable revenue arrangements that include both undelivered software elements and, hardware with software essential to its functionality. The Company uses the following hierarchy to determine the relative selling price for allocating revenue to the deliverables: (i) VSOE (vendor specific objective evidence) of fair value, if available; (ii) TPE (third party evidence), if VSOE is not available; or (iii) ESP (best estimate of selling price), if neither VSOE nor TPE are available. Management judgment must be used to determine the appropriate deliverables and associated relative selling prices. The Company has identified the Lifesize video conferencing products as products sold with software components that qualify as multiple-deliverable revenue arrangements.
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
The relative selling price for hardware with essential software and non-essential software is based on ESP, as VSOE and TPE cannot be established due to variable price discounting. Key factors considered in developing ESP are historical selling prices of the product, pricing of substantially similar products, and other market conditions. Lifesize sells maintenance for non-essential software, maintenance for hardware with essential software, and other services on a standalone basis, and therefore has established VSOE for those deliverables.
The consideration received for multiple element arrangements consisting of both non-software and software deliverables is allocated based on relative selling prices to the non-software deliverables and the software deliverables as a group. Amounts allocated to non-software-related elements, such as delivered hardware with essential software, are recognized at the time of sale provided that the other criteria for revenue recognition have been met. Amounts allocated to maintenance services for hardware and essential software are deferred and recognized ratably over the maintenance period. Amounts allocated to other services are deferred and recognized upon completion of services. Amounts allocated to software deliverables such as non-essential software and related services are further allocated to the individual deliverables within the software group. The fair value, based on VSOE, of non-essential software-related maintenance is deferred and recognized ratably over the maintenance period. The residual value of the amounts allocated to software-related elements is recognized at the time of sale.
Revenue from Cloud-based services arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions with billings recorded as deferred revenue and recognized as revenue ratably over the contractual period beginning on the date the service is made available to customers.
Revenues from sales to distributors and authorized resellers are recognized upon shipment net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive programs and pricing programs. The estimated cost of these programs is recorded as a reduction of sales or as an operating expense, if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates are used to determine the cost of these programs in any accounting period.
The Company grants limited rights to return products. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, the Company reduces sales and cost of sales for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors.
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
The Company regularly evaluates the adequacy of its estimates for product returns, cooperative marketing arrangements, customer incentive programs and pricing programs. Future market conditions and product transitions may require the Company to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increases or reductions to sales, cost of goods sold or operating expenses. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to users, which would adversely impact sales in the period of transition.
Shipping and Handling Costs
The Company's shipping and handling costs are included in cost of sales in the consolidated statements of operations for all periods presented.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction of revenue. Advertising costs during fiscal years 2015, 2014 and 2013 were $174.2 million, $161.2 million and $165.8 million, respectively.
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
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
The Company sells to large OEMs, distributors and retailers and, as a result, maintains individually significant receivable balances with such customers. In fiscal years 2015, 2014 and 2013, one customer in the peripherals operating segment represented 14%, 14% and 11% of the Company's total net sales, respectively. No other customer represented more than 10% of the Company's total net sales during fiscal years 2015, 2014 or 2013. As of March 31, 2015 and 2014, one customer represented 12% and 14% of total accounts receivable, respectively. No other customer represented more than 10% of the Company's total accounts receivable at either March 31, 2015 or 2014. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.
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
As of March 31, 2015 and 2014, the Company also recorded a liability of $9.8 million and $9.2 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or market value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities.
Investments
The Company's investment securities portfolio consists of bank time deposits with an original maturity of three months or less and marketable securities (money market and mutual funds) related to a deferred compensation plan.

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
When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in operating expenses.
Valuation of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.
Goodwill and Other Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer contracts. Other intangible assets with finite lives, which include acquired technology, trademarks and customer contracts, and other are recorded at cost and amortized using the straight-line method over their useful lives ranging from one year to ten years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.
In accordance with ASC Topic 350-10 ("ASC 350-10") as it relates to Goodwill and Other Intangible Assets, the Company conducts its annual goodwill impairment analysis as of December 31 each year and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of its reporting units may be less than its carrying amount. Events or changes in facts and circumstances that might indicate potential impairment of goodwill include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation. Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. The Company has two reporting units: peripherals and video conferencing. The allocation of assets and liabilities to each of the reporting units also involves judgment and assumptions.
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
The Step 1 of the two-step impairment test involves measuring the recoverability of goodwill at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit. The fair value is estimated using an income approach employing a discounted cash flow ("DCF") and a market-based model. The DCF model is based on projected cash flows from the Company's most recent forecast ("assessment forecast") developed in connection with each of its reporting units to perform the goodwill impairment assessment. The assessment forecast is based on a number of key assumptions, including, but not limited to, discount rate, compound annual growth rate ("CAGR") during the forecast period, and terminal value. The terminal value is based on an exit price at the end of the assessment forecast using an earnings multiple applied to the final year of the assessment forecast. The discount rate is applied to the projected cash flows to reflect the risks inherent in the timing and amount of the projected cash flows, including the terminal value, and is derived from the weighted average cost of capital of market participants in similar businesses. The market approach model is based on applying certain revenue and earnings multiples of comparable companies relevant to each of the Company's reporting units to the respective revenue and earnings metrics of its reporting units. To test the reasonableness of the fair values indicated by the income approach and the market-based approach, the Company may assess the implied premium of the aggregate fair value over the market capitalization considered attributable to an acquisition control premium, which is the price in excess of a stock market's price that investors would typically pay to gain control of an entity. The DCF model and the market approach require the exercise of significant judgment, including assumptions about appropriate discount rates, long-term growth rates for purposes of determining a terminal value at the end of the discrete forecast period, economic expectations, timing of expected future cash flows, and expectations of returns on equity that will be achieved. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying amount of the reporting unit exceeds its fair value as determined by these assessments, goodwill is considered impaired, and Step 2 of the analysis is performed to measure the amount of impairment loss. Step 2 measures the impairment loss by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the resulting implied fair value of goodwill with its carrying amount, and recording an impairment charge for the difference.
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
The Company's assessment of uncertain tax positions requires that management makes estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on the Company's income tax provision and its results of operations.
Fair Value of Financial Instruments
The carrying value of certain of the Company's financial instruments, including cash equivalents, accounts receivable and accounts payable approximates fair value due to their short maturities. The Company's trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average outstanding shares. Diluted net income (loss) per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based awards, including stock options, purchase rights under employee share purchase plan, and restricted stock units ("RSUs").
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
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, adjusted by estimated dividends yield prior to vesting.
Excess tax benefits resulting from share-based awards are classified as cash flows from financing activities in the consolidated statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested RSUs in excess of the deferred tax asset attributable to share-based compensation costs for such share-based awards.
The Company will recognize a benefit from share-based compensation in additional paid-in capital only if an incremental tax benefit is realized after all other available tax attributes have been utilized.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of currency translation adjustments from those entities not using the U.S. Dollar as their functional currency, unrealized gains and losses on marketable equity securities, net deferred gains and losses and prior service costs and credits for defined benefit pension plans, and net deferred gains and losses on hedging activity.
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
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to reduce the short-term effects of currency fluctuations on certain foreign currency receivables or payables and to hedge against exposure to changes in currency exchange rates related to its subsidiaries' forecasted inventory purchases. These forward contracts generally mature within four months.
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

Restructuring Charges
The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of legal, consulting, and other costs related to employee terminations are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-9"). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued, the new standard is effective beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.
Note 3—Net Income (Loss) per Share
The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2015	2014	2013
Net income (loss)	$9,283	$74,304	$(227,518)
Shares used in net income (loss) per share computation:
Weighted average shares outstanding—basic	163,536	160,619	158,468
Effect of potentially dilutive equivalent shares	2,638	1,907	—
Weighted average shares outstanding—diluted	166,174	162,526	158,468
Net income (loss) per share:
Basic	$0.06	$0.46	$(1.44)
Diluted	$0.06	$0.46	$(1.44)
During fiscal years 2015, 2014 and 2013, 9.0 million, 15.1 million and 22.9 million share equivalents attributable to outstanding stock options, RSUs and ESPP were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.
Note 4—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2015, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the

2012 Plan (2012 Stock Inducement Equity Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
The following table summarizes share-based compensation expense and related tax benefit recognized for fiscal years 2015, 2014 and 2013 (in thousands):

	Years Ended March 31,
	2015	2014	2013
Cost of goods sold	$2,473	$2,518	$2,499
Marketing and selling	9,094	8,298	7,825
Research and development	3,224	4,546	7,532
General and administrative	11,034	10,184	7,342
Total share-based compensation expense	25,825	25,546	25,198
Income tax benefit	(5,558)	(4,902)	(5,356)
Total share-based compensation expense, net of income tax	$20,267	$20,644	$19,842
During the years ended March 31, 2015, 2014 and 2013, the Company capitalized $0.5 million, $0.4 million and $0.4 million, respectively, of stock-based compensation expenses as inventory.
The following table summarizes total unamortized share-based compensation expense and the remaining months over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2015
	Unamortized Expense	Remaining Months
Stock options and ESPP	$1,509	7
Premium-priced stock options	224	12
Time-based RSUs	23,545	21
Market-based and performance-based RSUs	6,383	23
	$31,661
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29 million shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2015, a total of 8.3 million shares were available for issuance under these plans. The Company was not current with its periodic reports required to be filed with the SEC and was therefore unable to issue any shares under its Registration Statements on Form S-8 from July 31, 2014 to November 26, 2014. Given the proximity of the unavailability of those registration statements and the end of the then-current ESPP offering period, on July 31, 2014, the Compensation Committee authorized the termination of the then-current ESPP offering period and a one-time payment to each participant in an amount equal to the fifteen percent (15%) discount at which shares would otherwise have been repurchased pursuant to the then-current period of the ESPPs. This one-time payment aggregating to $1.1 million was accounted for as a repurchase of equity awards that reduced additional paid-in capital, resulting in no additional compensation cost. A new ESPP offering period of seven months was initiated on January 1, 2015, which ends on July 31, 2015.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan had an expiration date of June 16, 2016 until September 5, 2012 when shareholder approved the amendment of the 2006 Plan to eliminate the expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant.
Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary. Performance-based RSUs granted under the 2006 plan vest contingent upon the achievement of pre-determined financial metrics. The performance period for performance-based RSUs granted in fiscal year 2015 is three years. Market-based options granted under the 2006 Plan vest upon meeting certain share price performance criteria. Market-based RSUs granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is four years for market-based options granted in fiscal year 2013. The performance period is three years for market-based RSU granted in fiscal years 2015, 2014 and 2013. An aggregate of 24.8 million shares was reserved for issuance under the 2006 Plan. As of March 31, 2015, a total of 9.1 million shares were available for issuance under this plan.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as inducement material to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individual written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. Premium-priced stock options granted under the 2012 Plan vest in full if and only when Logitech's average closing share price, over a consecutive ninety-day trading period, meets or exceeds the exercise price of each of the three tranches of the grant. An aggregate of 1.8 million shares was reserved for issuance under the 2012 Plan. As of March 31, 2015, no shares were available for issuance under this plan.
The grant date fair value of the awards using the Black-Scholes-Metron option-pricing valuation model and Monte-Carlo simulation method are determined applying the following assumptions and values:

	Employee Purchase Plans			Stock Option Plans			Premium Priced Options			Market-based Stock Option Plan
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,			Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Dividend yield	1.97%	0.43%	—%	n/a	n/a	—%	n/a	n/a	—%	n/a	n/a	—%
Risk-free interest rate	0.14%	0.07%	0.09%	n/a	n/a	1.20%	n/a	n/a	2.00%	n/a	n/a	1.93%
Expected volatility	30%	36%	47%	n/a	n/a	46%	n/a	n/a	46%	n/a	n/a	44%
Expected life (years)	0.6	0.5	0.5	n/a	n/a	6.0	n/a	n/a	7.0	n/a	n/a	6.0
Weighted average fair value	$3.18	$2.46	$2.14	n/a	n/a	$3.64	n/a	n/a	$2.52	n/a	n/a	$2.58

Market-based RSUs	Years Ended March 31,
	2015	2014	2013
Dividend yield	1.86%	0.75%	—%
Risk-free interest rate	0.83%	1.09%	0.31%
Expected volatility	46%	46%	47%
Expected life (years)	3.0	2.9	3.0
The dividend yield assumption is based on the Company's future expectations of dividend payouts. The unvested RSUs or unexercised options are not eligible for these dividends. The expected life is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors, or the purchase offerings periods expected to remain outstanding, or the derived period based on the expected stock performance for market-based awards. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the NASDAQ 100 index for market-based RSUs, over the expected life. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected life of the Company's share-based awards.
The Company estimates awards forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and RSU forfeitures and records share-based compensation expense only for those awards that are expected to vest.

A summary of the Company's stock option activities under all stock plans for fiscal years 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2012	13,034
Granted	3,718
Exercised	(389)			$1,121
Cancelled or expired	(2,679)
Outstanding, March 31, 2013	13,684
Granted	—
Exercised	(551)			$2,045
Cancelled or expired	(3,317)
Outstanding, March 31, 2014	9,816	$16
Granted	—	$—
Exercised	(390)	$11		$1,505
Cancelled or expired	(1,550)	$16
Outstanding, March 31, 2015	7,876	$18	4.2	$10,177
Vested and expected to vest, March 31, 2015	6,546	$18	3.6	$7,308
Vested and exercisable, March 31, 2015	6,296	$19	3.5	$6,028
The options outstanding as of March 31, 2015 above includes 1.3 million shares of unvested market-based awards. The number of shares expected to vest for market-based awards is calculated assuming March 31, 2015 was the end of the performance contingency period.
As of March 31, 2015, the exercise price of outstanding options ranged from $1 to $39 per option.
The tax benefit realized for the tax deduction from options exercised during the fiscal years 2015, 2014 and 2013 was $0.5 million, $0.5 million and $0.3 million, respectively.

A summary of the Company's time-based, market-based, and performance-based RSU activities for fiscal years 2015, 2014 and 2013 is as follows (in thousands, except per share values; grant-date fair values are weighted averages):

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2012	4,125
Granted—time-based	2,219	$7
Granted—market-based	101	$6
Vested	(1,097)			$8,329
Cancelled or expired	(706)
Outstanding, March 31, 2013	4,642
Granted—time-based	3,104	$11
Granted—market-based	1,060	$8
Vested	(1,560)			$17,810
Cancelled or expired	(1,158)
Outstanding, March 31, 2014	6,088	$10
Granted—time-based	1,332	$13
Granted—market-based	523	$13
Granted - performance-based	55	$12
Vested	(1,949)	$10		$27,844
Cancelled or expired	(1,110)	$11
Outstanding, March 31, 2015	4,939	$11	1.5	$64,944
Expected to vest, March 31, 2015	3,466	$10	1.3	$45,580
The RSU outstanding as of March 31, 2015 above includes 1.2 million shares of market-based and performance-based shares. The number of shares expected to vest for these awards is calculated assuming March 31, 2015 is the end of the performance contingency period. The number of shares of common stock for market-based awards to be received at vesting will range from zero percent to 150 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest.
The tax benefit realized for the tax deduction from RSUs that vested during the fiscal years 2015, 2014 and 2013 was $6.9 million, $4.7 million and $1.9 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2015, 2014 and 2013, were $5.8 million, $6.6 million and $6.9 million, respectively.
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
The Company recognizes the overfunded or underfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets, and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are remeasured as of March 31 each year.
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2015, 2014 and 2013 was as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Service costs	$7,646	$8,591	$7,842
Interest costs	1,970	1,794	1,852
Expected return on plan assets	(2,084)	(1,727)	(1,710)
Amortization:
Net transition obligation	4	4	5
Net prior service costs (credit) recognized	(45)	210	712
Net actuarial loss recognized	301	592	846
Settlement and curtailment	(13)	769	2,658
	$7,779	$10,233	$12,205
The changes in projected benefit obligations for fiscal years 2015 and 2014 were as follows (in thousands):

	Years Ended March 31,
	2015	2014
Projected benefit obligations, beginning of the year	$102,383	$90,234
Service costs	7,646	8,591
Interest costs	1,970	1,794
Plan participant contributions	2,914	2,726
Actuarial (gains) losses	16,768	(2,942)
Benefits paid	(5,307)	(1,841)
Plan amendment related to statutory change	(3,936)	—
Settlement and curtailment	(157)	(1,261)
Administrative expense paid	(160)	(174)
Currency exchange rate changes	(8,798)	5,256
Projected benefit obligations, end of the year	$113,323	$102,383
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2015 and 2014 was $92.0 million and $83.2 million, respectively.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2015 and 2014 (in thousands):

	Years Ended March 31,
	2015	2014
Fair value of plan assets, beginning of the year	$63,384	$48,689
Actual return on plan assets	136	5,334
Employer contributions	5,731	5,390
Plan participant contributions	2,914	2,726
Benefits paid	(5,307)	(1,841)
Settlement and curtailment	(157)	(500)
Administrative expenses paid	(160)	(174)
Currency exchange rate changes	(5,631)	3,760
Fair value of plan assets, end of the year	$60,910	$63,384

The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges starting from January 2014: 20-55% for equities, 25-60% for bonds, and 0-10% for cash and cash equivalents. The Company also can invest in real estate funds, commodity funds, and hedge funds depend upon economic conditions. Prior to January 2014, the Company followed the following allocation ranges: 28-43% for equities, 33-63% for Swiss bonds, 5-15% for foreign bonds, 5-15% for hedge and investment funds, and 0-20% for cash and cash equivalents. The Company's other defined benefit plans, which comprise 7.2% of total defined benefit plan assets as of March 31, 2015, have similar investment and allocation strategies.
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2015 and 2014 (in thousands):

	March 31,
	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$7,958	$46	$—	$8,004	$10,339	$—	$—	$10,339
Equity securities	20,476	—	—	20,476	17,324	—	—	17,324
Debt securities	20,357	—	—	20,357	20,300	—	—	20,300
Swiss real estate funds	8,586	—	—	8,586	8,970	—	—	8,970
Hedge funds	—	3,251	—	3,251	—	3,611	—	3,611
Insurance contracts	—	114	—	114	—	—	2,598	2,598
Other	28	94	—	122	43	199	—	242
	$57,405	$3,505	$—	$60,910	$56,976	$3,810	$2,598	$63,384
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2015	2014
Fair value of plan assets	$60,910	$63,384
Less: Projected benefit obligations	113,323	102,383
Under funded status	$(52,413)	$(38,999)
Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2015	2014
Current liabilities	$(1,232)	$(1,100)
Non-current liabilities	(51,181)	(37,899)
Net liabilities	$(52,413)	$(38,999)

Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2015	2014	2013
Net prior service costs (credits)	$1,672	$(2,149)	$(2,307)
Net actuarial loss	(28,751)	(12,319)	(19,850)
Net transition obligation	(8)	(12)	(14)
Accumulated other comprehensive loss	(27,087)	(14,480)	(22,171)
Deferred tax benefit	123	192	315
Accumulated other comprehensive loss, net of tax	$(26,964)	$(14,288)	$(21,856)
The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2015, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2016 (in thousands):

Year Ending March 31, 2016
Amortization of net transition obligation	$4
Amortization of net prior service credits	(121)
Amortization of net actuarial loss	1,750
$1,633
The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the defined benefit plans for fiscal years 2015 and 2014 were as follows:

Years Ended March 31,
	2015	2014
Benefit Obligations:
Discount rate	0.75%-7.75%	1.50%-9.25%
Estimated rate of compensation increase	2.50%-8.00%	3.00%-8.00%
Periodic Costs:
Discount rate	1.50%-9.25%	1.50%-8.00%
Estimated rate of compensation increase	2.50%-8.00%	3.00%-4.00%
Expected average rate of return on plan assets	0.75%-3.50%	0.75%-3.50%
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

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2016	$4,583
2017	4,790
2018	4,987
2019	5,329
2020	6,014
2021-2025	29,245
$54,948
The Company expects to contribute $4.7 million to its defined benefit pension plans during fiscal year 2016.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The fair value of the deferred compensation plan's assets is included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $17.2 million and $16.6 million as of March 31, 2015 and 2014, respectively, based on quoted market prices. The Company also had $17.2 million and $16.6 million deferred compensation liability as of March 31, 2015 and 2014, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.
Note 5—Interest and Other Income (Expense), net
Interest income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2015	2014	2013
Interest income	$1,225	$1,831	$2,215
Interest expense	—	(2,228)	(1,308)
Interest income (expense), net	$1,225	$(397)	$907
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2015	2014	2013
Investment income related to deferred compensation plan	$1,055	$1,487	$933
Gain on sale of securities	—	—	831
Impairment of investments	(2,298)	(624)	(3,600)
Currency exchange gain (loss), net	(1,280)	62	104
Other	(229)	1,068	(466)
Other income (expense), net	$(2,752)	$1,993	$(2,198)

Note 6—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income (loss) before income taxes for the fiscal years 2015, 2014 and 2013 is summarized as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Swiss	$112,308	$49,503	$(53,004)
Non-Swiss	(98,535)	28,079	(200,324)
Income (loss) before taxes	$13,773	$77,582	$(253,328)
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Current:
Swiss	$1,228	$127	$672
Non-Swiss	1,188	8,580	(23,146)
Deferred:
Non-Swiss	2,074	(5,429)	(3,336)
Provision for (benefit from) income taxes	$4,490	$3,278	$(25,810)
The difference between the provision for (benefit from) income taxes and the expected tax provision (benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2015	2014	2013
Expected tax provision (benefit) at statutory income tax rates	$1,171	$6,594	$(21,533)
Income taxes at different rates	(2,035)	497	5,714
Research and development tax credits	(1,287)	(1,393)	(3,302)
Foreign tax credits	—	—	(1,535)
Executive compensation	1,557	—	—
Stock-based compensation	2,261	1,608	1,643
Valuation allowance	764	182	3,809
Impairment of goodwill and other assets	10,432	—	18,419
Restructuring charges / (credits)	(415)	1,174	4,336
Tax reserves (releases), net	(7,111)	(4,660)	1,935
Audit settlement	(837)	(400)	(35,608)
Other, net	(10)	(324)	312
Provision for (benefit from) income taxes	$4,490	$3,278	$(25,810)
On December 19, 2014, the enactment of the Tax Increase Prevention Act of 2014 in the United States extended the federal research and development tax credit through December 31, 2014 which had previously expired on December 31, 2013. The provision for income taxes for fiscal year ended March 31, 2015 reflected a $0.9 million tax benefit as a result of the extension of the tax credit.

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$8,372	$9,421
Tax credit carryforwards	2,739	13,241
Accruals	44,363	48,153
Depreciation and amortization	4,396	4,781
Share-based compensation	14,183	15,304
Gross deferred tax assets	74,053	90,900
Valuation allowance	(5,590)	(4,872)
Gross deferred tax assets after valuation allowance	68,463	86,028
Deferred tax liabilities:
Acquired intangible assets and other	(3,299)	(8,436)
Gross deferred tax liabilities	(3,299)	(8,436)
Deferred tax assets, net	$65,164	$77,592
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
The Company had a valuation allowance of $5.6 million at March 31, 2015, increased from $4.9 million at March 31, 2014 primarily due to $1.0 million increase in valuation allowance for deferred tax assets in the state of California of the United States. The Company had a valuation allowance of $3.6 million as of March 31, 2015 against such deferred tax assets. The remaining valuation allowance primarily represents $1.5 million for capital loss carryforwards in the United States and $0.5 million for various tax credit carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
Deferred tax assets relating to tax benefits of employee stock grants have been reduced to reflect settlement activity in fiscal years 2015 and 2014. Settlement activity of grants in fiscal years 2015 and 2014 resulted in a "shortfall" in which tax deductions were less than previously recorded share-based compensation expense. The Company recorded a shortfall to equity of $1.8 million and $2.8 million, respectively, in fiscal years 2015 and 2014.
As of March 31, 2015, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $197.8 million and $40.1 million, respectively, of which $143.3 million of the net operating loss carryforwards and $26.4 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2016 to 2035. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2019.
As of March 31, 2015, the Company had capital loss carryforwards of $4.0 million. The loss will begin to expire in fiscal year 2016.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2015, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $149.6 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $5.0 million.
The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As of March 31, 2015 and March 31, 2014, the total amount of unrecognized tax benefits due to uncertain tax positions was $79.0 million and $91.0 million, respectively, of which $79.0 million and $86.1 million would affect the effective income tax rate if recognized, respectively.
As of March 31, 2015, the Company had $72.1 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2014, the Company had $93.1 million in non-current income taxes payable and $0.3 million in current income taxes payable. Pursuant to ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which became effective in the first quarter of fiscal year 2015, the Company reclassified $10.3 million of unrecognized tax benefits previously presented as non-current income taxes payable to a reduction in non-current deferred tax assets primarily for tax credit carryforwards.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2015, 2014 and 2013 were as follows (in thousands):

March 31, 2012	$136,888
Lapse of statute of limitations	(6,490)
Settlements with tax authorities	(42,770)
Decreases in balances related to tax positions taken during prior years	(1,500)
Increases in balances related to tax positions taken during the year	9,570
March 31, 2013	$95,698
Lapse of statute of limitations	(12,514)
Settlements with tax authorities	(100)
Decreases in balances related to tax positions taken during prior years	(778)
Increases in balances related to tax positions taken during the year	8,740
March 31, 2014	$91,046
Lapse of statute of limitations	(14,071)
Settlements with tax authorities	(2,160)
Decreases in balances related to tax positions taken during prior years	(3,544)
Increases in balances related to tax positions taken during the year	7,752
March 31, 2015	$79,023
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $0.8 million, $1.1 million and $1.0 million in interest and penalties in income tax expense during fiscal years 2015, 2014 and 2013, respectively. As of March 31, 2015, 2014 and 2013, the Company had $4.9 million, $5.6 million and $6.6 million of accrued interest and penalties related to uncertain tax positions, respectively.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2012. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2011. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2016, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $17.0 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 7—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Accounts receivable:
Accounts receivable	$344,455	$338,194
Allowance for doubtful accounts	(1,093)	(1,712)
Allowance for sales returns	(17,901)	(19,472)
Allowance for cooperative marketing arrangements	(25,700)	(24,135)
Allowance for customer incentive programs	(48,497)	(41,400)
Allowance for pricing programs	(71,441)	(69,446)
	$179,823	$182,029
Inventories:
Raw materials	$36,376	$24,031
Work-in-process	—	42
Finished goods	234,354	198,329
	$270,730	$222,402
Other current assets:
Income tax and value-added tax receivables	$19,403	$18,252
Deferred tax assets	27,790	27,013
Prepaid expenses and other assets	17,236	13,892
	$64,429	$59,157
Property, plant and equipment, net:
Plant, buildings and improvements	$63,049	$69,897
Equipment	138,772	134,975
Computer equipment	37,835	40,610
Software	77,792	81,179
	317,448	326,661
Less accumulated depreciation and amortization	(257,642)	(256,424)
	59,806	70,237
Construction-in-process	29,040	15,362
Land	2,747	2,792
	$91,593	$88,391
Other assets:
Deferred tax assets	$39,310	$52,883
Trading investments for deferred compensation plan	17,237	16,611
Other assets	6,441	4,966
	$62,988	$74,460

The following table presents the components of certain balance sheet liability amounts as of March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Accrued and other current liabilities:
Accrued personnel expenses	$50,015	$55,165
Indirect customer incentive programs	19,730	31,737
Accrued restructuring	966	2,121
Deferred revenue	24,987	22,529
Accrued freight and duty	6,666	6,276
Value-added taxes payable	8,608	9,354
Accrued royalties	2,321	2,653
Warranty accrual	12,630	13,905
Employee benefit plan obligation	1,232	1,100
Income taxes payable	5,794	7,701
Other liabilities	61,963	59,431
	$194,912	$211,972
Non-current liabilities:
Warranty accrual	$9,080	$10,475
Obligation for deferred compensation plan	17,237	16,611
Long term restructuring	73	5,440
Employee benefit plan obligation	51,181	37,899
Deferred rent	11,519	15,555
Deferred tax liability	1,936	2,304
Long term deferred revenue	9,109	9,350
Other liabilities	1,397	1,715
	$101,532	$99,349

Note 8—Fair Value Measurements
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

The following table presents the Company's financial assets and liabilities, that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2015		March 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	$264,647	$—	$200,641	$—
	$264,647	$—	$200,641	$—
Trading investments for deferred compensation plan:
Money market funds	$2,936	$—	$3,139	$—
Mutual funds	14,301	—	13,472	—
	$17,237	$—	$16,611	$—
Foreign exchange derivative assets	$—	$2,080	$—	$155
Foreign exchange derivative liabilities	$—	$75	$—	$701
There were no material level 3 financial assets held by the Company during fiscal years 2015 or 2014.
Investment Securities
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $17.2 million and $16.6 million as of March 31, 2015 and 2014, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for the fiscal years 2015, 2014 and 2013 were not significant and are included in other income (expense), net.
Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the Consolidated Balance Sheets as of March 31, 2015 and 2014.

The following table presents the fair values of the Company's derivative instruments as of March 31, 2015 and 2014 (in thousands):

	Derivatives
	Asset		Liability
	March 31,		March 31,
	2015	2014	2015	2014
Designated as hedging instruments:
Cash flow hedges	$2,080	$4	$—	$243
Not designated as hedging instruments:
Foreign exchange contracts	—	151	75	458
	$2,080	$155	$75	$701
The following table presents the amounts of gains and losses on the Company's derivative instruments for fiscal years 2015, 2014 and 2013 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold			Amount of Gain (Loss) Immediately Recognized in Other Income (Expense), Net
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Designated as hedging instruments:
Cash flow hedges	$4,466	$(1,025)	$566	$(4,505)	$2,472	$1,756	$20	$(126)	$275
Not designated as hedging instruments:
Foreign exchange contracts	—	—	—	—	—	—	2,479	824	328
	$4,466	$(1,025)	$566	$(4,505)	$2,472	$1,756	$2,499	$698	$603
Cash Flow Hedges: The Company enters into foreign exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries' forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during fiscal years 2015, 2014 and 2013. Cash flows from such hedges are classified as operating activities in the Consolidated Statements of Cash Flows. As of March 31, 2015, and 2014, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $43.5 million and $51.8 million, respectively. The Company estimates that $4.0 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2015 will be reclassified into earnings within the next 12 months.

Other Derivatives: The Company also enters into foreign exchange forward and swap contracts to reduce the short-term effects of currency fluctuations on certain foreign currency receivables or payables. These forward and swap contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on foreign exchange forward contracts are recognized in other income (expense), net based on the changes in fair value.
The notional amounts of foreign exchange forward and swap contracts outstanding as of March 31, 2015 and 2014 relating to foreign currency receivables or payables were $61.7 million and $53.7 million, respectively. Open forward and swap contracts as of March 31, 2015 and 2014 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen and British Pounds to be settled at future dates at pre-determined exchange rates.
The fair value of all foreign exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.
Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis
The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. See Note 2 herein, for additional information about how we test various asset classes for impairment. During fiscal year 2015, the Company recognized $122.7 million of impairment related to goodwill of its Video Conferencing reporting unit and the carrying value of which was written down to zero based on Level 3 inputs.
Note 9—Goodwill and Other Intangible Assets
Annual Goodwill Impairment Testing
The Company conducts a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has two reporting units, peripherals and video conferencing.
Peripherals
The Company performed its annual impairment analysis of the goodwill for its peripherals reporting unit at December 31, 2014 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit exceeded its carrying amount.  In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization of $2.3 billion as of December 31, 2014 from $2.2 billion a year ago, and budgeted-to-actual revenue performance from the prior year. The peripherals reporting unit has seen an improvement in operating income from $64.8 million and $117.8 million for the three and nine months ended December 31, 2013 to $76.1 million and $160.3 million for the three and nine months ended December 31, 2014, respectively. No recent events or changes in circumstances indicate that impairment existed as of March 31, 2015.
Video Conferencing
The Company proceeded directly to the two-step quantitative impairment test for the video conferencing reporting unit and performed a Step 1 assessment at December 31, 2014. The Company uses a third party valuation expert in the development of its market and income approach models. The annual Step 1 assessment performed as of December 31, 2014 resulted in the Company determining that the video conferencing reporting unit passed the Step 1 test because the estimated fair value of the video conferencing reporting unit from the Step 1 assessment exceeded its carrying value by approximately 38.0%, thus not requiring a Step 2 assessment of this reporting unit. Therefore, the Company concluded it was more likely than not that the goodwill of the video conferencing reporting unit was not impaired as of December 31, 2014.
During the fourth quarter of the fiscal year ended March 31, 2015, the net sales of the video conferencing reporting unit decreased to $24.9 million from $31.0 million in the fourth quarter of the fiscal year ended March 31, 2014 and from $29.9 million in the third quarter of fiscal year ended March 31, 2015. The sales decline was concentrated in the video conferencing infrastructure legacy business primarily due to faster shift of customer preference towards Cloud infrastructure conferencing versus on-premise infrastructure solutions and resource realignment, which was not anticipated during annual impairment assessment as of December 31, 2014. This quick shift towards Cloud-based offering resulted in the change in business strategy to de-emphasize Lifesize’s legacy offerings more quickly than planned to enable maximum traction of the Lifesize Cloud, which would result in shrinking the legacy Lifesize business but could grow the Cloud opportunity faster. In the last nine months, the sales of Cloud-based offerings have grown rapidly; however, they are not yet large enough to offset the combination of the short-term portfolio transition. As a result of the lower-than-expected performance in the legacy infrastructure sales, the Company made a strategic decision to sharpen its focus on its new Cloud-based offering. The Company plans to realign its costs and operations to this new strategy as part of a restructuring plan announced during April 2015 and will explore various other options for its Lifesize business. The significant change in business strategy has adversely affected the near-term projections and the Company expects that it will shrink the Lifesize revenue for the next several years, including lowering the overall growth, pushing out the break-even point and increasing the operating loss as well as increasing uncertainty in the near term. In light of the aforementioned, the Company concluded it was appropriate to perform the Step 1 goodwill impairment assessment.
As of March 31, 2015, taking into consideration the video conferencing reporting unit’s updated business outlook for fiscal year 2016 and onwards based on the factors discussed above, and the risk of execution of its refocused strategy, the Company updated the future cash flow assumptions for the video conferencing reporting unit and calculated updated estimates of fair value using the income approach. In particular, the Company lowered its December 31, 2014 goodwill impairment test projections of future revenue and operating income (loss) growth and adjusted other factors (such as working capital and capital expenditure). After updating the assumptions and projections, the Company then calculated a present value of the cash flow to arrive at an estimate of fair value under the income approach as of March 31, 2015. Key assumptions included in the income approach were significant reduction in the revenue assumption for fiscal year 2016 through fiscal year 2021 compared with the revenue assumption used in the Company's annual goodwill impairment assessment as of December 31, 2014, CAGR at 7.2%, discount rate at 14%, and terminal growth rate at 4.0%. Consistent with the annual impairment test on December 31, 2014, the Company also updated the estimates of fair value determined under the market approach. Based on the income approach and market approach, the estimated fair value of the video conferencing reporting unit under the Step 1 assessment was lower than the carrying amount of the net asset including goodwill.
The video conferencing reporting unit failed the Step 1 test as prescribed under ASC 350, thus requiring a Step 2 assessment of this reporting unit to determine the goodwill impairment. In determining the impairment amount, the fair value of the video conferencing reporting unit was allocated to its assets and liabilities, including any unrecognized intangible assets not on the balance sheet, based on their respective fair values. Assumptions used in measuring the value of these assets and liabilities included the discount rates, working capital, and technology obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. Based on this allocation, the implied value of intangible assets and tangible net assets fully absorbed the fair value of the business, leaving no implied fair value left to be allocated to the goodwill. The video conferencing reporting unit's carrying value of goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment charge of $122.7 million, which is recorded in the Consolidated Statement of Operations.
The current assessment represents the fair value of the video conferencing business as of March 31, 2015. If the Company disposes all or any equity interest of the video conferencing reporting unit in the future, it may result in a gain. The gain will be recognized as a difference between the carrying amount of the video conferencing reporting unit and the proceeds, if any, received from such a disposal.
During fiscal year 2013, the Company's video conferencing reporting unit failed the Step 1 test because the estimated fair value was less than its carrying value, thus requiring Step 2 assessment of this reporting unit. This impairment primarily resulted from a decrease in the expected CAGR during the assessment forecast period based on greater evidence of the overall enterprise video conferencing industry experiencing a slowdown, combined with lower demand related to new product launches, increased competition during fiscal year 2013, and other market data. These factors had an adverse effect on the Company's video conferencing operating results and future outlook. During fiscal year 2013, the Company recorded goodwill impairment and other charges of $214.5 million related to its video conferencing reporting unit.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. A goodwill impairment charge would have the effect of decreasing the Company's earnings or increasing its losses in such period. If the Company is required to take further substantial impairment charges in future periods, its operating results would be materially and adversely affected in such period.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2015 and 2014 (in thousands):

	Years Ended March 31,
	2015			2014
	Peripherals	Video Conferencing	Total	Peripherals	Video Conferencing	Total
Beginning of the period	$219,415	$125,595	$345,010	$216,744	$124,613	$341,357
Acquisitions	988	—	988	202	—	202
Impairment	—	(122,734)	(122,734)	—	—	—
Currency exchange rate impact and other	(2,190)	(2,861)	(5,051)	—	982	982
Reclassified from assets held for sale (1)	—	—	—	2,469	—	2,469
End of the period	$218,213	$—	$218,213	$219,415	$125,595	$345,010
_________________________________

(1)
Represents allocated goodwill related to the Company's Retail— Home Control product category which was classified as assets held for sale as of March 31, 2013. The allocated goodwill related to the Home Control product category was reclassified from assets held for sale as of March 31, 2014, as the Company updated its strategic plan and decided to retain its Home Control product category.

The Company's acquired other intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademark and tradenames	$13,049	$(13,038)	$11	$13,091	$(11,949)	$1,142
Technology	81,441	(79,716)	1,725	83,080	(78,257)	4,823
Customer contracts/relationships	38,538	(38,408)	130	38,851	(34,287)	4,564
	$133,028	$(131,162)	$1,866	$135,022	$(124,493)	$10,529
For fiscal years 2015, 2014 and 2013, amortization expense for other intangible assets was $8.4 million, $17.8 million and $23.6 million, respectively. The Company expects that annual amortization expense for the fiscal years 2016 and 2017 to be $1.7 million and $0.2 million, respectively.

Note 10—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $38.1 million as of March 31, 2015. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2015, the Company had outstanding bank guarantees of $5.1 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2015 or March 31, 2014.
Note 11—Commitments and Contingencies
Operating Leases
The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2015 are as follows (in thousands):

Years Ending March 31,
2016	$13,829
2017	10,397
2018	8,330
2019	6,575
2020	5,193
Thereafter	9,908
$54,232
Rent expense for fiscal years 2015, 2014 and 2013 was $12.6 million, $14.7 million and $25.3 million, respectively.
In connection with its leased facilities, the Company recognized a liability for asset retirement obligations for 2015 and 2014 representing the present value of estimated remediation costs to be incurred at lease expiration. The liabilities for asset retirement obligations were not material as of March 31, 2015 and 2014.
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

Changes in the Company's warranty liability for fiscal years 2015 and 2014 were as follows (in thousands):

	Years Ended March 31,
	2015	2014
Beginning of the period	$24,380	$21,442
Provision	10,958	15,473
Settlements	(12,027)	(15,206)
Currency translation (1)	(1,601)	344
Adjustment (2)	—	2,327
End of the period	$21,710	$24,380
_______________________________________________________________________________

(1)	The currency translation during fiscal year 2014 is presented separately to conform to the current year presentation.

(2)	During fiscal year 2014, the warranty liability allocated to the Company's Home Control product category was reclassified from liabilities held for sale.
Deferred Services Revenue
The Company's video conferencing reporting unit offers maintenance contracts with the sale of a majority of its products which allow customers to receive service and support extended beyond the expiration of the product warranty contractual term. The Company recognizes these contracts over the life of the service period.
Changes in the Company's deferred services revenue during fiscal years 2015 and 2014 were as follows (in thousands):

	Years Ended March 31,
	2015	2014
Beginning of the period	$30,160	$29,327
Extended warranties issued	30,256	33,007
Amortization	(31,766)	(32,174)
End of the period	$28,650	$30,160
Investment Commitments
During 2015, the Company entered into a limited partnership agreement for a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed to a capital contribution of $4.0 million over the life of the fund. As of March 31, 2015, no capital has been called upon by the fund.
Other Contingencies
The Company is subject to an ongoing formal investigation by the SEC’s Enforcement Division, relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal Year 2014 Annual Report on Form 10-K, revision to the Company’s consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in the Company’s Amended Annual Report on Form 10-K/A, filed on August 7, 2013, and the Company’s transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company has entered into an agreement with the SEC to extend the statute of limitations. The Company is cooperating with the investigation and recently engaged in discussions to settle the matter with the SEC, including making offers of monetary amounts for a civil penalty.  In accordance with U.S. GAAP, the Company has made an accrual in its financial statements.  The Company cannot predict the timing, range of possible loss or final outcome of this matter.
Guarantees
Logitech Europe S.A. guaranteed payments of two third-party contract manufacturers' purchase obligations. As of March 31, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations was outstanding.

Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2015, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Legal Proceedings
From time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial conditions, cash flows or results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.
Note 12—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43,276,655, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 8,624,821 of which were held in treasury shares as of March 31, 2015.
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
Shares Outstanding
In September 2012, the Company's shareholders approved the cancellation of the 18.5 million shares repurchased under the September 2008 amended share buyback program. These shares were legally cancelled during fiscal year 2013, which decreased the treasury shares outstanding by this amount and also decreased its shares issued and outstanding from 191.6 million to 173.1 million.
Dividends
Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss Francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 444.9 million or $457.5 million based on the exchange rate at March 31, 2015) and is subject to shareholder approval. In March 2015, the Company announced a plan to pay $250.0 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. The Board of Directors plans to request shareholder approval of the Swiss Franc equivalent of an $85 million dividend for fiscal year 2015 at the Company's next annual general meeting. Based on the exchange rate and the number of shares outstanding as of March 31, 2015, this represents approximately CHF 0.51 per share. In December 2014, Logitech's shareholders approved a cash dividend payment of CHF 43.1 million out of retained earnings to Logitech shareholders. Eligible shareholders were paid CHF 0.26 per share ($0.27 per share in U.S. Dollars), totaling $43.8 million in U.S. Dollars in December 2014. In September 2013, Logitech's shareholders approved a cash dividend payment of CHF 33.7 million out of retained earnings to Logitech's shareholders. Eligible shareholders were paid CHF 0.21 per share ($0.22 per share in U.S. Dollars), totaling $36.1 million in U.S. Dollars in September 2013. In September 2012, the Company's shareholders approved a cash dividend of CHF 125.7 million out of retained earnings to Logitech shareholders. Eligible shareholders were paid CHF 0.79 per share ($0.85 per share in U.S. Dollars), totaling $133.5 million in U.S. Dollars in September 2012. This dividend qualified as a distribution of qualifying additional paid-in capital and, as such, was not subject to Swiss Federal withholding tax.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.9 million at March 31, 2015 (based on the exchange rate at March 31, 2015).
Additionally, under Swiss corporate law, the Company is required to establish a reserve equal to the cost of repurchased treasury shares owned as of year end. The reserve for treasury shares, which is not available for distribution, totaled $77.4 million at March 31, 2015 (based on the exchange rate at March 31, 2015).
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
A summary of the approved share buyback programs are shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Buyback Program	Shares	Amounts	Shares	Amounts
March 2014	17,311	$250,000	115	$1,663
September 2008—amended(1)	28,465	177,030	18,500	170,714
September 2008(1)	8,344	250,000	7,609	73,134
	54,120	$677,030	26,224	$245,511
______________________________
(1) Expired in August 2013

During fiscal years 2015 and 2013, 0.1 million and 8.6 million shares were repurchased for $1.7 million and $87.8 million, respectively. There were no share repurchases during fiscal year 2014. During fiscal year 2013, 18.5 million of the repurchased shares were cancelled.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plans(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2014	$(70,999)	$(14,288)	$(515)	$(85,802)
Other comprehensive income (loss)	(19,225)	(12,676)	4,466	(27,435)
March 31, 2015	$(90,224)	$(26,964)	$3,951	$(113,237)
_______________________________________
(1) Tax effect was not significant as of March 31, 2015 or 2014.

Note 13—Segment Information
The Company has two reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment offers scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a Cloud-based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The Company's reporting segments do not record revenue on sales between segments.
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

Net sales and operating income (loss) for the Company's operating segments were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Net sales:
Peripherals	$2,004,908	$2,008,028	$1,962,237
Video conferencing	109,039	120,685	137,040
	$2,113,947	$2,128,713	$2,099,277
Segment operating income (loss):
Peripherals(1)	$179,136	$131,326	$25,829
Video conferencing(1)	(129,650)	(12,023)	(229,097)
	49,486	119,303	(203,268)
Other income (expense):
Share-based compensation	(25,825)	(25,546)	(25,198)
Amortization of intangibles	(8,361)	(17,771)	(23,571)
Interest income (expense), net	1,225	(397)	907
Other income (expense), net	(2,752)	1,993	(2,198)
Income (loss) before income taxes	$13,773	$77,582	$(253,328)
________________________________
(1) Peripherals operating results include $4.8 million of restructuring credit, $8.0 million and $39.5 million of restructuring charges during fiscal year 2015, 2014 and 2013, respectively, and $2.2 million of impairment of other assets during fiscal year 2013. Video Conferencing operating results include $0.1 million of restructuring credit, $5.8 million and $4.2 million of restructuring charges for fiscal year 2015, 2014 and 2013, respectively, and $122.7 million of $214.5 million of impairment charges for goodwill and other assets for fiscal years 2015 and 2013, respectively.

Net sales by product categories and sales channels, excluding intercompany transactions, were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Peripherals:
Mobile Speakers	$178,038	$87,414	$33,408
Gaming	211,911	186,926	144,512
Video Collaboration	62,215	29,058	18,700
Tablet & Other Accessories	140,994	172,484	119,856
Growth	593,158	475,882	316,476
Pointing Devices	487,210	506,884	521,083
Keyboards & Combos	426,117	415,314	399,144
Audio-PC & Wearables	213,496	250,037	289,313
PC Webcams	96,680	113,791	137,292
Home Control	68,060	67,371	71,641
Profit Maximization	1,291,563	1,353,397	1,418,473
Retail Strategic Sales (1)	1,884,721	1,829,279	1,734,949
Non-Strategic	2,725	37,000	86,102
OEM	117,462	141,749	141,186
	2,004,908	2,008,028	1,962,237
Video Conferencing	109,039	120,685	137,040
	$2,113,947	$2,128,713	$2,099,277
______________________________________

(1)	Certain products within the retail product families presented in prior years have been reclassified to conform to the current year presentation. There is no impact over total net retail sales.
Net sales to unaffiliated customers by geographic region for fiscal years 2015, 2014 and 2013 (based on the customers' location) were as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Americas	$915,478	$859,893	$808,618
EMEA	710,966	767,017	799,075
Asia Pacific	487,503	501,803	491,584
	$2,113,947	$2,128,713	$2,099,277
The United States represented 36%, 35% and 33% of net sales for the fiscal years 2015, 2014 and 2013, respectively. No other single country represented more than 10% of net sales during these periods. Revenues from net sales to customers in Switzerland, the Company's home domicile, represented 2% of net sales for each of fiscal years 2015, 2014 and 2013, respectively.
Geographic long-lived assets information, primarily fixed assets, are reported below based on the location of the asset (in thousands):

	March 31,
	2015	2014

Americas	$48,527	$45,166
EMEA	3,584	5,154
Asia Pacific	39,482	38,071
	$91,593	$88,391
Long-lived assets in the United States and China were $48.3 million and $34.0 million at March 31, 2015, respectively, and $44.9 million and $31.9 million at March 31, 2014, respectively. No other countries represented more than 10% of the Company's total consolidated long-lived assets at March 31, 2015 or 2014. Long-lived assets in Switzerland, the Company's home domicile, were $1.5 million and $1.6 million at March 31, 2015 and 2014, respectively.
Note 14—Restructuring
The following table summarizes restructuring related activities during fiscal year 2015 and 2014 (in thousands):

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2013	$13,383	$75	$13,458
Charges	6,463	7,348	13,811
Adjustment for deferred rent	—	1,450	1,450
Cash payments	(19,534)	(1,454)	(20,988)
Currency exchange impact	(170)	—	(170)
Accrual balance at March 31, 2014	142	7,419	7,561
Credits	(86)	(4,802)	(4,888)
Cash payments	(56)	(1,578)	(1,634)
Accrual balance at March 31, 2015	$—	$1,039	$1,039
During the second quarter of fiscal year 2014, the Company implemented a restructuring plan solely affecting its video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products and improving profitability. Restructuring charges under this plan primarily consist of severance and other one-time termination benefits. During fiscal year 2014, restructuring charges under this plan included $5.0 million in termination benefits and $0.6 million in lease exit costs. The Company substantially completed this restructuring plan by March 31, 2014.
During the fourth quarter of fiscal year 2013, the Company implemented a restructuring plan to align its organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies. As part of this restructuring plan, the Company reduced its worldwide non-direct labor workforce. Restructuring charges under this plan primarily consisted of severance and other one-time termination benefits. During fiscal year 2015, the Company recorded a $4.9 million restructuring credit primarily as a result of partial termination of its lease agreement for the Silicon Valley campus, which was previously vacated and under the restructuring plan during fiscal year 2014. During fiscal year 2014, restructuring charges under this plan included $1.5 million in termination benefits and $6.7 million in lease exit costs, $5.4 million of which pertains to the consolidation of the Company's Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2014.
Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Note 15—Subsequent Events
On April 22, 2015, the Company announced its intent to exit the OEM business and reorganize Lifesize to sharpen its focus on its Cloud-based offerings, and streamline its overall cost structure through product, overhead and infrastructure cost reductions, including a targeted resource realignment. The Company expects to recognize restructuring charges of approximately $15 million to $20 million.

LOGITECH INTERNATIONAL S.A.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA
(unaudited)
The following table contains selected unaudited quarterly financial data for fiscal years 2015 and 2014 (in thousands, except per share amounts). See tables below for details of the correcting adjustments relating to these periods:

	Year ended March 31, 2015				Year ended March 31, 2014
	Q1	Q2	Q3	Q4 (3)	Q1	Q2 (1)	Q3	Q4 (2)
Net sales	$482,203	$530,311	$634,204	$467,229	$478,530	$531,143	$628,719	$490,321
Cost of goods sold	300,450	325,533	402,921	310,846	309,268	348,181	414,418	328,977
Gross profit	181,753	204,778	231,283	156,383	169,262	182,962	214,301	161,344
Operating expenses:
Marketing and selling	91,045	95,862	103,307	88,379	101,093	93,451	94,273	90,930
Research and development	31,316	32,325	33,616	33,755	36,527	37,485	34,577	30,796
General and administrative	36,680	34,470	29,808	30,488	29,077	29,172	31,998	28,693
Impairment of goodwill and other assets	—	—	—	122,734	—	—	—	—
Restructuring charges (credits), net	—	—	(146)	(4,742)	2,334	5,465	822	5,190
Total operating expenses	159,041	162,657	166,585	270,614	169,031	165,573	161,670	155,609
Operating income (loss)	22,712	42,121	64,698	(114,231)	231	17,389	52,631	5,735
Interest income (expense), net	258	355	224	388	(23)	183	(1,022)	465
Other income (expense), net	(198)	(885)	(3,016)	1,347	217	62	1,082	632
Income (loss) before income taxes	22,772	41,591	61,906	(112,496)	425	17,634	52,691	6,832
Provision for (benefit from) income taxes	3,096	5,501	(878)	(3,229)	(801)	3,058	4,807	(3,786)
Net income (loss)	$19,676	$36,090	$62,784	$(109,267)	$1,226	$14,576	$47,884	$10,618
Net income (loss) per share:
Basic	$0.12	$0.22	$0.38	$(0.66)	$0.01	$0.09	$0.30	$0.07
Diluted	$0.12	$0.22	$0.38	$(0.66)	$0.01	$0.09	$0.29	$0.06
Shares used to compute net income (loss) per share :
Basic	163,012	163,230	163,533	164,319	159,298	159,969	160,871	162,255
Diluted	165,833	166,065	166,321	164,319	160,281	161,183	163,388	165,766
______________________________

(1)
During the quarter ended September 30, 2013, the Company implemented a restructuring plan solely affecting the video conferencing operating segment to align its organization to its strategic priorities of increasing focus on a tighter range of products, expanding Cloud-based video conferencing services and improving profitability.

(2)
The Company incurred $5.4 million of restructuring charges related to lease exit costs which pertains to the consolidation our Silicon Valley campus from two buildings down to one during the quarter ended March 31, 2014.

(3)
The impairment of goodwill and other assets during the fourth quarter of fiscal year 2015 was attributable to goodwill impairment charge related to our video conferencing reporting unit. The Company recognized $4.7 million restructuring credits as result of partial termination of its lease agreement for Silicon Valley campus, which was previously vacated and under a restructuring plan during fiscal 2014.

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2015, 2014 and 2013 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations	Claims and Adjustments Applied Against Allowances	Balance at End of Year
Allowance for doubtful accounts:
2015	$1,712	$(372)	$(247)	$1,093
2014	$2,153	$656	$(1,097)	$1,712
2013	$2,472	$(107)	$(212)	$2,153
Allowance for sales returns:
2015	$19,472	$66,481	$(68,052)	$17,901
2014	$21,883	$59,483	$(61,894)	$19,472
2013	$24,599	$61,315	$(64,031)	$21,883
Allowances for cooperative marketing arrangements:
2015	$24,135	$116,469	$(114,904)	$25,700
2014	$24,160	$102,751	$(102,776)	$24,135
2013	$24,109	$96,278	$(96,227)	$24,160
Allowances for customer incentive programs:
2015	$41,400	$144,507	$(137,410)	$48,497
2014	$42,857	$106,810	$(108,267)	$41,400
2013	$42,262	$94,313	$(93,718)	$42,857
Allowances for pricing programs:
2015	$69,446	$249,893	$(247,898)	$71,441
2014	$55,858	$221,702	$(208,114)	$69,446
2013	$60,371	$182,916	$(187,429)	$55,858
Tax valuation allowances:
2015	$4,872	$995	$(277)	$5,590
2014	$6,014	$515	$(1,657)	$4,872
2013	$2,205	$3,865	$(56)	$6,014