Form 10-Q
period 2015-06-30
LOGITECH INTERNATIONAL SA
filed 2015-07-24
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 13, 2015, there were 164,436,377 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2015	2014
Net sales	$470,320	$482,203
Cost of goods sold	298,591	300,450
Gross profit	171,729	181,753
Operating expenses:
Marketing and selling	87,427	91,045
Research and development	33,833	31,316
General and administrative	30,504	36,680
Restructuring charges, net	12,995	—
Total operating expenses	164,759	159,041
Operating income	6,970	22,712
Interest income, net	264	258
Other expense, net	(1,121)	(198)
Income before income taxes	6,113	22,772
Provision for (benefit from) income taxes	(1,324)	3,096
Net income	$7,437	$19,676

Net income per share:
Basic	$0.05	$0.12
Diluted	$0.04	$0.12

Shares used to compute net income per share :
Basic	164,431	163,012
Diluted	166,895	165,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$7,437	$19,676
Other comprehensive income (loss):
Currency translation gain, net of taxes	2,618	201
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of taxes	(1,130)	139
Amortization included in operating expenses	416	113
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(2,262)	248
Reclassification of hedging loss (gain) included in cost of goods sold	(2,460)	400
Other comprehensive income (loss):	(2,818)	1,101
Total comprehensive income	$4,619	$20,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2015	March 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$492,228	$537,038
Accounts receivable, net	221,580	179,823
Inventories	327,507	270,730
Other current assets	73,310	64,429
Total current assets	1,114,625	1,052,020
Non-current assets:
Property, plant and equipment, net	101,669	91,593
Goodwill	218,251	218,213
Other intangible assets	1,164	1,866
Other assets	62,338	62,988
Total assets	$1,498,047	$1,426,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$340,330	$299,995
Accrued and other current liabilities	213,971	194,912
Total current liabilities	554,301	494,907
Non-current liabilities:
Income taxes payable	74,831	72,107
Other non-current liabilities	102,497	101,532
Total liabilities	731,629	668,546
Commitments and contingencies (Note 9)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at June 30, 2015 and March 31, 2015	—	—
Conditionally authorized shares — 50,000 at June 30, 2015 and March 31, 2015	—	—
Additional paid-in capital	4,304	—
Less shares in treasury, at cost — 8,676 at June 30, 2015 and 8,625 at March 31, 2015	(89,590)	(88,951)
Retained earnings	937,611	930,174
Accumulated other comprehensive loss	(116,055)	(113,237)
Total shareholders’ equity	766,418	758,134
Total liabilities and shareholders’ equity	$1,498,047	$1,426,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net income	$7,437	$19,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,516	9,951
Amortization of other intangible assets	732	2,782
Share-based compensation expense	6,749	6,938
Impairment of investment	103	—
Loss (gain) on disposal of property, plant and equipment	—	22
Excess tax benefits from share-based compensation	(665)	(381)
Deferred income taxes	(6,732)	(1,832)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(41,208)	(36,663)
Inventories	(54,164)	(18,463)
Other assets	(2,383)	(2,063)
Accounts payable	34,541	40,775
Accrued and other liabilities	19,475	7,016
Net cash provided by (used in) operating activities	(25,599)	27,758
Investing activities:
Purchases of property, plant and equipment	(15,290)	(11,243)
Investment in privately held companies	(240)	(1,050)
Purchase of trading investments	(903)	(454)
Proceeds from sales of trading investments	840	506
Net cash used in investing activities	(15,593)	(12,241)
Financing activities:
Contingent consideration related to prior acquisition	—	(100)
Purchases of treasury shares	(8,814)	—
Proceeds from sales of shares upon exercise of options	4,066	574
Tax withholdings related to net share settlements of restricted stock units	(1,296)	(695)
Excess tax benefits from share-based compensation	665	381
Net cash provided by (used in) financing activities	(5,379)	160
Effect of exchange rate changes on cash and cash equivalents	1,761	(108)
Net increase (decrease) in cash and cash equivalents	(44,810)	15,569
Cash and cash equivalents, beginning of the period	537,038	469,412
Cash and cash equivalents, end of the period	$492,228	$484,981
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$10,358	$5,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income	—	—	—	—	—	19,676	1,101	20,777
Tax effects from share-based awards	—	—	861	—	—	—	—	861
Sales of shares upon exercise of options	—	—	(399)	(53)	973	—	—	574
Issuance of shares upon vesting of restricted stock units	—	—	(3,109)	(131)	2,414	—	—	(695)
Share-based compensation expense	—	—	7,063	—	—	—	—	7,063
June 30, 2014	173,106	$30,148	$4,416	10,022	$(113,123)	$995,968	$(84,701)	$832,708

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income (loss)	—	—	—	—	—	7,437	(2,818)	4,619
Tax effects from share-based awards	—	—	2,948	—	—	—	—	2,948
Sales of shares upon exercise of options	—	—	(1,651)	(369)	5,717	—	—	4,066
Issuance of shares upon vesting of restricted stock units	—	—	(3,754)	(157)	2,458	—	—	(1,296)
Share-based compensation expense	—	—	6,761	—	—	—	—	6,761
Purchases of treasury shares	—	—	—	577	(8,814)	—	—	(8,814)
June 30, 2015	173,106	$30,148	$4,304	8,676	$(89,590)	$937,611	$(116,055)	$766,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2015, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2015.  In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair statement of the results for the periods presented. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarter ends on last Friday of each quarter.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the quarter end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2015 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, warranty liabilities, accruals for discretionary customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-9"). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued, the new standard is effective beginning in the first quarter of fiscal year 2019; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its condensed consolidated financial statements.

Note 2 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2015	2014
Net income	$7,437	$19,676
Shares used in net income per share computation:
Weighted average shares outstanding - basic	164,431	163,012
Effect of potentially dilutive equivalent shares	2,464	2,821
Weighted average shares outstanding - diluted	166,895	165,833
Net income per share:
Basic	$0.05	$0.12
Diluted	$0.04	$0.12

Share equivalents attributable to outstanding stock options and restricted stock units (RSUs) of 7.3 million and 9.9 million for the three months ended June 30, 2015 and 2014, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2015, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Cost of goods sold	$605	$538
Marketing and selling	2,118	2,556
Research and development	787	844
General and administrative	3,232	3,000
Restructuring	7	—
Total share-based compensation expense	6,749	6,938
Income tax benefit	(1,337)	(1,184)
Total share-based compensation expense, net of income tax	$5,412	$5,754

During the three months ended June 30, 2015 and 2014, the Company capitalized $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.9 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, was primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended June 30, 2015 was $1.3 million based on an effective income tax rate of (21.7)% of pre-tax income, compared to an income tax provision of $3.1 million based on an effective income tax rate of 13.6% of pre-tax income for the three months ended June 30, 2014. The change in the effective income tax rate for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 is primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There was a discrete tax benefit of $2.2 million and $0.8 million in the three months ended June 30, 2015 and 2014, respectively, resulting from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of June 30 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $79.2 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $74.8 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions as of June 30, 2015, compared to $72.1 million in non-current income taxes payable and $0.1 million in current income taxes payable as of March 31, 2015.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2015, the Company had $4.6 million and $4.9 million of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2016, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $17.0 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 5— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2015 (in thousands):

	June 30, 2015	March 31, 2015
Accounts receivable, net:
Accounts receivable	$436,724	$344,455
Allowance for doubtful accounts	(1,247)	(1,093)
Allowance for sales returns	(20,146)	(17,901)
Allowance for cooperative marketing arrangements	(39,127)	(25,700)
Allowance for customer incentive programs	(67,461)	(48,497)
Allowance for pricing programs	(87,163)	(71,441)
	$221,580	$179,823
Inventories:
Raw materials	$50,199	$36,376
Finished goods	277,308	234,354
	$327,507	$270,730
Other current assets:
Income tax and value-added tax receivables	$19,548	$19,403
Deferred tax assets	36,601	27,790
Prepaid expenses and other assets	17,161	17,236
	$73,310	$64,429
Property, plant and equipment, net:
Property, plant and equipment	364,638	349,235
Less accumulated depreciation and amortization	(262,969)	(257,642)
	$101,669	$91,593
Other assets:
Deferred tax assets	$38,534	$39,310
Trading investments for deferred compensation plan	17,350	17,237
Other assets	6,454	6,441
	$62,338	$62,988

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2015 (in thousands):

	June 30, 2015	March 31, 2015
Accrued and other current liabilities:
Accrued personnel expenses	$52,188	$50,015
Indirect customer incentive programs	22,467	19,730
Accrued restructuring	8,341	966
Deferred revenue	24,850	24,987
Warranty accrual	12,335	12,630
Employee benefit plan obligation	1,478	1,232
Income taxes payable	2,535	5,794
Other current liabilities	89,777	79,558
	$213,971	$194,912
Non-current liabilities:
Warranty accrual	$8,949	$9,080
Obligation for deferred compensation plan	17,350	17,237
Long term restructuring	71	73
Employee benefit plan obligation	52,821	51,181
Deferred rent	11,163	11,519
Deferred tax liability	1,885	1,936
Long term deferred revenue	8,794	9,109
Other non-current liabilities	1,464	1,397
	$102,497	$101,532

Note 6— Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2015		March 31, 2015
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	$217,225	$—	$264,647	$—
	$217,225	—	$264,647	$—
Trading investments for deferred compensation plan:
Money market funds	$2,906	—	$2,936	$—
Mutual funds	14,444	—	14,301	—
	$17,350	—	$17,237	$—
Foreign exchange derivative assets	$—	$63	$—	$2,080
Foreign exchange derivative liabilities	$—	$912	$—	$75

There were no material Level 3 financial assets as of June 30, 2015 or March 31, 2015.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $17.4 million and $17.2 million as of June 30, 2015 and March 31, 2015, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three months ended June 30, 2015 and 2014 were not significant and are included in other expense, net.

Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015.

The following table presents the fair values of the Company’s derivative instruments and their accounting line presentation on its Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015 (in thousands):

	Derivatives
	Asset		Liability
	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Designated as hedging instruments:
Cash flow hedges	$63	$2,080	$847	$—
Not designated as hedging instruments:
Currency exchange contracts	—	—	65	75
	$63	$2,080	$912	$75

The following table presents the amounts of gains and losses on the Company’s derivative instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Expense, Net
	2015	2014	2015	2014	2015	2014
Designated as hedging instruments:
Cash flow hedges	$(4,722)	$648	$(2,460)	$400	$68	$(55)
Not designated as hedging instruments:
Currency exchange contracts	—	—	—	—	(34)	(419)
	$(4,722)	$648	$(2,460)	$400	$34	$(474)

Cash Flow Hedges

The Company enters into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three months ended June 30, 2015 and 2014. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $79.7 million and $43.5 million at June 30, 2015 and March 31, 2015. The Company estimates that $0.8 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2015 will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain foreign currency receivables or payables. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on currency exchange contracts are recognized in other expense, net based on the changes in fair value.

The notional amounts of currency exchange forward and swap contracts outstanding as of June 30 and March 31, 2015 relating to foreign currency receivables or payables were $52.0 million and $61.7 million, respectively. Open forward and swap contracts outstanding at June 30, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 7 — Goodwill and Other Intangible Assets

In accordance with ASC Topic 350-10 (“ASC 350-10”), the Company conducts a goodwill impairment analysis annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2015 that have required the Company to perform an interim assessment of goodwill.

As of June 30, 2015 and March 31, 2015, all of the Company's goodwill is related to the Peripheral reporting unit. The following table summarizes the activity in the Company’s goodwill balance during the three months ended June 30, 2015 (in thousands):

As of March 31, 2015	$218,213
Currency impact	38
As of June 30, 2015	$218,251

Other Intangible Assets

Amortization expense for other intangible assets was $0.7 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. The Company expects that amortization expense for the remaining nine months of fiscal year 2016 will be $1.0 million, and annual amortization expense for fiscal year 2017 will be $0.2 million.

Note 8— Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $34.6 million as of June 30, 2015. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2015, the Company had outstanding bank guarantees of $14.3 million under these lines of credit. There was no borrowing outstanding under the line of credit as of June 30, 2015 or March 31, 2015.

Note 9 — Commitments and Contingencies

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

Changes in the Company’s warranty liability for three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Beginning of the period	$21,710	$24,380
Provision	2,142	2,206
Settlements	(2,568)	(3,166)
End of the period	$21,284	$23,420

Other Contingencies

The Company is subject to an ongoing formal investigation by the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC"), relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal 2014 Form 10-K, revision to the Company’s consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in the Company’s Amended Annual Report on Form10-K/A, filed on August 7, 2013, and the Company’s transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company has entered into an agreement with the Enforcement Staff to extend the statute of limitations. The Company is cooperating with the investigation and, after discussions with the Enforcement Staff, the Company recently made an offer of settlement to resolve the matter, which is subject to approval by the SEC.  The proposed settlement would be entered into by the Company without admitting or denying the SEC’s findings and would resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules, including the anti-fraud provisions.  Under the terms of the proposed settlement, the Company would pay $7.5 million in a civil penalty and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules. There is no assurance that the proposal will be approved by the SEC. In accordance with U.S. GAAP, the Company has made a corresponding accrual in its financial statements.

Guarantees

Logitech Europe S.A. guaranteed payments of third-party contract manufacturers’ purchase obligations. As of June 30, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.6 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2015, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Legal Proceedings

From time to time the Company is involved in claims and legal proceedings that arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company’s defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company’s business.

Note 10— Shareholders’ Equity

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to Logitech’s stock price, market conditions and other factors. During the three months ended June 30, 2015, 0.6 million shares were repurchased for $8.8 million. There were no share repurchases during the three months ended June 30, 2014.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2015	$(90,224)	$(26,964)	$3,951	$(113,237)
Other comprehensive income (loss)	2,618	(714)	(4,722)	(2,818)
June 30, 2015	$(87,606)	$(27,678)	$(771)	$(116,055)

(1)        Tax effect was not significant as of June 30 or March 31, 2015.

Note 11 — Segment Information

The Company has two reporting segments, peripherals and video conferencing, based on product markets and internal organizational structure. The peripherals segment encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. The video conferencing segment offers scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, a Cloud-based video conferencing solution and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The Company’s reporting segments do not record revenue on sales between segments.

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense and amortization of intangible assets. Restructuring charges, net, share-based compensation expense and amortization of intangible assets are presented in the following financial information by operating segment as “other income (expense), net.” Assets by operating segment are not presented since the Company does not present such data to the CODM.

Net sales and operating income (loss) for the Company’s operating segments for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Net sales:
Peripherals	$447,686	$456,446
Video conferencing	22,634	25,757
	$470,320	$482,203
Segment operating income (loss):
Peripherals	$31,847	$33,567
Video conferencing	(4,401)	(1,135)
	27,446	32,432
Other income (expense):
Restructuring charges, net	(12,995)	—
Share-based compensation	(6,749)	(6,938)
Amortization of intangibles	(732)	(2,782)
Interest income, net	264	258
Other expense, net	(1,121)	(198)
Income before income taxes	$6,113	$22,772

Restructuring charges for Peripherals and Video conferencing segments were $11.5 million and $1.5 million, respectively, for the three months ended June 30, 2015. There was no restructuring charge in the three months ended June 30, 2014.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Peripherals:
Mobile Speakers	$40,544	$28,830
Gaming	43,670	46,876
Video Collaboration	21,176	15,225
Tablet & Other Accessories	18,809	31,716
Growth	124,199	122,647
Pointing Devices	116,985	113,042
Keyboards & Combos	105,829	105,489
Audio-PC & Wearables	45,699	48,548
PC Webcams	21,681	20,463
Home Control	10,254	12,332
Profit Maximization	300,448	299,874
Retail Strategic Sales	424,647	422,521
Non-Strategic	741	1,293
Retail	425,388	423,814
OEM	22,298	32,632
	447,686	456,446
Video conferencing	22,634	25,757
	$470,320	$482,203

Certain products within the retail product families presented in prior period have been reclassified to conform to the current period's presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Americas	$226,687	$211,531
EMEA	127,366	153,700
Asia Pacific	116,267	116,972
Total net sales	$470,320	$482,203

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 40% and 37% of the Company’s total consolidated net sales for the three months ended June 30, 2015 and 2014, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% and 2% of the Company’s total consolidated net sales for the three months ended June 30, 2015 and 2014, respectively. One customer group of the Company’s peripheral operating segment represented 14% and 15% of sales for the three months ended June 30, 2015 and 2014, respectively.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2015	March 31, 2015
Americas	$48,353	$48,527
EMEA	3,435	3,584
Asia Pacific	49,881	39,482
	$101,669	$91,593

Long-lived assets in the United States and China were $48.2 million and $44.9 million as of June 30, 2015, respectively, and $48.3 million and $34.0 million at March 31, 2015, respectively. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of June 30 or March 31, 2015. Long-lived assets in Switzerland, the Company’s home domicile, were $1.4 million and $1.5 million at June 30 and March 31, 2015, respectively.

Note 12 — Restructuring

Restructuring Charges

During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its Cloud-based offering, and streamline the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the three months ended June 30, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. The Company expects to incur approximately $15 million to $20 million under this restructuring plan, and expects to substantially complete this restructuring within the next 12 months.

The following tables summarize restructuring related activities during the three months ended June 30, 2015:

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$1,039	$—	$1,039
Charges	12,794	—	201	12,995
Cash payments	(4,675)	(796)	(151)	(5,622)
Accrual balance at June 30, 2015	$8,119	$243	$50	$8,412

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investment, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, video and video conferencing, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets; our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, remediation of our material weaknesses, our belief that our disclosure controls and procedures are effective at the reasonable assurance level, the results of any inquiry of the SEC and/or potential litigation related to the restatement of our consolidated financial statements, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our design organization is responsible for developing and building the Logitech brand, consumer insights and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (North and South America), EMEA (Europe, Middle East and Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

We sell our peripherals products to a network of retailers including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 90% and 88% of our net sales for the three months ended June 30, 2015 and 2014, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Our OEM customers include several of the world’s largest PC manufacturers. Sales to OEM customers were 5% and 7% of our net sales for the three months ended June 30, 2015 and 2014, respectively. In April 2015, we announced our intent to exit the OEM business. We plan to exit our OEM business by the end of December 2015.

Our video conferencing segment encompasses the Cloud-based video conferencing solution, design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide. Video conferencing product development and product management organizations are separate, but coordinated with our peripherals business, particularly our Consumer Computing Platform group. In April 2015, we started reorganizing Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the cloud opportunity faster. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of video conferencing products were 5% and 5% of our net sales in the three months ended June 30, 2015 and 2014.

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

We believe that innovation, design, and product quality are important to gaining market acceptance and maintaining market leadership.

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

There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 that are of significance, or potential significance to the Company.

Summary of Financial Results

Our total net sales for the three months ended June 30, 2015 decreased by 2% compared with the three months ended June 30, 2014, due to declines in OEM and video conferencing sales.

Total retail sales remained flat and units sold increased 2% during the three months ended June 30, 2015, compared with the three months ended June 30, 2014. We experienced an increase in sales of 9% in the Americas region, an increase in sales of 5% in the Asia Pacific region, and a decrease in sales of 15% in the EMEA region.

OEM net sales decreased 32% in the three months ended June 30, 2015 compared with the preceding fiscal year. The decline was expected as we announced our plan to exit OEM business in April 2015.

Sales of video conferencing products in the three months ended June 30, 2015 decreased 12% compared with three months ended June 30, 2014. Lifesize is in the process of transitioning its product portfolio to the Lifesize Cloud, a software-as-a-service (SaaS) offering launched in fiscal year 2015. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure.

Our gross margin for the three months ended June 30, 2015 decreased to 36.5% from 37.7% for the three months ended June 30, 2014. The decrease in gross margin primarily reflects the unfavorable currency headwind during the three months ended June 30, 2015.

Operating expenses for the three months ended June 30, 2015 were 35.0% of net sales, compared with 33.0% in the same period of the prior fiscal year. The increase was primarily in restructuring charges announced in April 2015, partially offset by the savings from marketing and general and administration expenses.

Net income for the three months ended June 30, 2015 was $7.4 million, compared with net income of $19.7 million in the three months ended June 30, 2014.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results for the first quarter of fiscal year 2016 were affected by significant shifts in currency exchange rates compared with the first quarter of fiscal year 2015. See “Results of Operations” beginning on page 26 for information on the effect of currency exchange results on our net sales. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well.

Trends in Our Business

Our sales of PC peripherals for use by consumers in Americas and Europe have historically made up the large majority of our revenues. In the last several years, the PC market has changed dramatically and there continues to be significant weakness in the global market for new PCs. This weakness had a negative impact on our net sales in all of our PC-related categories with the exception of PC Gaming.

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
Trends Specific to our Peripherals Segment
Mobile Speakers:    The mobile speaker market grew throughout fiscal year 2015 and the first quarter of fiscal year 2016 driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products and our ability to gain market share during fiscal year 2015 and the first quarter of fiscal year 2016, have driven our growth in Mobile Speakers.

PC Peripherals (Pointing Devices, Keyboards & Combos, PC Webcams, Gaming and Audio PC & Wearables):    Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. Our PC speakers sales are expected to decline as consumers migrate towards mobile speaker solutions such as UE Boom. The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.

Enterprise Market:    We are continuing our efforts to create and sell products and services to enterprises, with our Video Collaboration products. For example, we have introduced the Logitech ConferenceCam CC3000e and Conference Cam Connect video collaboration products. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted product marketing, and sales channel development.

Tablets and Other Accessories:    Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. We have also introduced keyboard folios for the Samsung Galaxy tablet. We have seen the market decline through fiscal year 2015 with continued declines in the first quarter of fiscal year 2016 for the iPad platform, which has impacted the sales of our tablet peripherals.

OEM Business:    Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. As announced, we plan to exit the OEM business by the end of December 2015 as we see limited opportunities for profitable growth.

Trends in Non-Strategic Peripherals Product Categories:    We continue to evaluate our product offerings and exit those which no longer support our strategic direction.
Trends Specific to our Video Conferencing Segment
The overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. Lifesize is in the process of transitioning its product portfolio to Lifesize Cloud. While sales of this software-as-a-service offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. Looking at this growth opportunity, recently, in April 2015, we decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our legacy Lifesize business to grow the Cloud opportunity faster. We believe the growth in our video conferencing segment depends in part on our ability to increase sales of our new Cloud offering and to create a smooth transition from our legacy infrastructure business.

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

Results of Operations

Net Sales

Net sales by channel for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Retail	$425,388	$423,814	—%
OEM	22,298	32,632	(32)%
Video conferencing	22,634	25,757	(12)%
Total net sales	$470,320	$482,203	(2)%

Retail:

Our net retail sales in the three months ended June 30, 2015 remained flat compared with the same period of the prior fiscal year. Sales increases in the Americas and Asia pacific regions were offset by a decrease in the EMEA region during the three months ended June 30, 2015. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar retail sales would have increased by 7%.

 OEM:

OEM net sales decreased 32% in the three months ended June 30, 2015, compared with the same period of the preceding fiscal year. Given our heightened focus on our growing Retail Strategic business, we plan to exit the OEM business. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar OEM net sales would have decreased by 31%.

Video Conferencing:

Video conferencing net sales decreased 12% during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar video conferencing net sales would have decreased 12%. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for information technology (IT) involvement. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. The global restructuring plan we announced in April 2015 also covers Lifesize business to align our refocus on Lifesize Cloud offering and transition from Lifesize legacy business.

Retail Sales by Region

The following table presents the change in retail sales by for the three months ended June 30, 2015, compared to the three months ended June 30, 2014:

Three Months Ended June 30, 2015 Change in Sales
Americas	9%
EMEA	(15)
Asia Pacific	5

Americas:

The Americas region increased by 9% in retail sales during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar retail sales would have increased by 10% in the Americas. We have achieved sales increases in all strategic categories except Gaming, Home Control, and Tablets & Other Accessories. This increase was led by over 60% growth in Mobile Speakers and Video Collaboration.

EMEA:

Retail sales in the EMEA region decreased 15% during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar retail sales would have increased by 1% in the EMEA.

Asia Pacific:

Asia Pacific region retail sales increased by 5% during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2015 and 2014, our constant dollar retail sales in the Asia Pacific region would have increased by 10%. We had growth in Video Collaboration Gaming, Keyboards & Combos, and PC Webcams during the three months ended June 30, 2015. These increases were offset in part by weakness in our Tablet & Other accessories, Pointing Devices, and Audio-PC Wearables categories.

Net Sales by Product Category

Net sales by product category for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Peripherals:
Mobile Speakers	$40,544	$28,830	41%
Gaming	43,670	46,876	(7)
Video Collaboration	21,176	15,225	39
Tablet & Other Accessories	18,809	31,716	(41)
Growth	124,199	122,647	1
Pointing Devices	116,985	113,042	3
Keyboards & Combos	105,829	105,489	—
Audio-PC & Wearables	45,699	48,548	(6)
PC Webcams	21,681	20,463	6
Home Control	10,254	12,332	(17)
Profit Maximization	300,448	299,874	—
Retail Strategic Sales	424,647	422,521	1
Non-Strategic	741	1,293	(43)
Retail	425,388	423,814	—
OEM	22,298	32,632	(32)
	447,686	456,446	(2)
Video conferencing	22,634	25,757	(12)
	$470,320	$482,203	(2)
Certain products within the retail product families presented in prior period have been reclassified to conform to the current period's presentation.
Retail Strategic Sales
During the three months ended June 30, 2015, Retail Strategic sales increased 1% compared to the same period of fiscal year 2014. If currency exchange rates had been constant for the three months ended June 30, 2015 and 2014, our constant dollar retail strategic sales would have increased 7%.
Retail Strategic - Growth Categories:
During the three months ended June 30, 2015, Retail Strategic sales - Growth categories increased 1% compared to the same period of fiscal year 2014. If currency exchange rates had been constant for the three months ended June 30, 2015 and 2014, our constant dollar Retail Strategic sales - Growth categories would have increased 9%.

Mobile Speakers

Our retail Mobile Speakers category products are portable Bluetooth wireless speakers.

Retail sales and units sold of Mobile Speakers increased 41% and 23%, respectively, for the three month period ended June 30, 2015, compared with the same period of the prior fiscal year. Mobile Speaker sales increased significantly due to the introduction of the UE Megaboom.

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of Gaming decreased 7% and units sold decreased 3% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Gaming Steering Wheels sales decreased by 39% primarily due to phasing out of old models in preparation for the launch of new wheels in the coming months, partially offset by a Gaming Keyboard sales increase of 13%, with our new product G910 Orion Spark Mechanical Keyboard making a strong contribution. Sales of our Gaming products declined in the Americas and EMEA regions, offset by growth in the APAC region.

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small and medium sized user groups.

Retail sales of Video Collaboration increased 39% and units sold increased 74% in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The sales increased significantly with the introduction of the Conference Cam Connect and strong sales of the C930 Webcam.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets and smartphones as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 41% and units sold decreased 21% in the three months ended June 30, 2015, compared with the same period of the prior fiscal year. The reduction in sales reflects the combination of a declining market for iPad shipments as well as phasing out end-of-life products as we phase in our new products.

Retail Strategic - Profit Maximization Categories:

During the three months ended June 30, 2015, Retail Strategic sales - Profit Maximization categories remained flat compared to the same period of fiscal year 2014. If currency exchange rates had been constant for the three months ended June 30, 2015 and 2014, our constant dollar Retail Strategic sales - Profit Maximization categories would have increased 7%.

Pointing Devices

Our retail Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Retail sales of Pointing Devices increased 3% while retail units sold increased 1% in the three months ended June 30, 2015, compared to the three month period ended June 30, 2014. Sales increased at the high end with the introduction of the MX Master Wireless Mouse. Sales of cordless mice increased 9% and units sold increasing 7%.

Keyboards and Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos remained flat and units sold increased 7% in the three months ended June 30, 2015, compared with the same period of the prior fiscal year. We achieved double digit sales growth in the Americas and APAC regions, offset by declines in the EMEA region. The sales increase was driven by cordless keyboards and cordless combo products, offset by a decline in living room keyboards.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales decreased 6% and units sold decreased 5% in the three months ended June 30, 2015, compared with the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category in structural decline as music consumption migrates to mobile platforms. This migration benefits products in our Mobile Speakers category such as our UE Bluetooth mobile speaker. Retail sales of our headsets products decreased 5%.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales increased 6% and units sold increased 1% in the three months ended June 30, 2015, compared with the same period in the prior fiscal year. The increase was mainly driven by sales of the Logitech HD Pro Webcam C920.

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales decreased 17% and units sold decreased 2% in the three months ended June 30, 2015, compared with the same period of the prior fiscal year. The sales decline was primarily driven by declines in high end remote controls.

Non-Strategic

This category comprises a variety of products out of which we currently intend to transition, or have already transitioned, because they are no longer strategic to our business. Product categories included in this category include TV Camera, Digital Video Security, TV and home speakers, and Keyboard/ Desktop accessories.

Non-strategic retail sales decreased 43% and units sold decreased 31% during the three months ended June 30, 2015, compared with the same period in the prior fiscal year.

OEM

OEM sales decreased 32% and units sold decreased 22% during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. As announced in April 2015, we plan to exit the OEM business by the end of December 2015 as we see limited opportunities for profitable growth.

Video Conferencing

Video conferencing net sales decreased 12% during the three months ended June 30, 2015, compared with the same period of the prior fiscal year. The decrease in net sales was due to a decrease in legacy business, offset by an increase in our Cloud offering. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for IT involvement. While sales of the Cloud offering are growing rapidly, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. We recently decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the Cloud opportunity faster.

Gross Profit

Gross profit for three months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$470,320	$482,203	(2)%
Cost of goods sold	298,591	300,450	(1)
Gross profit	$171,729	$181,753	(6)
Gross margin	36.5%	37.7%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs, write-down of inventories and amortization of intangible assets.

The decrease in gross margin for the three months ended June 30, 2015 compared with the same period of the prior fiscal year was primarily driven by the unfavorable currency impact, partially offset by margin improvement from product cost improvement and favorable products mix.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Marketing and selling	$87,427	$91,045	(4)%
% of net sales	18.6%	18.9%
Research and development	33,833	31,316	8
% of net sales	7.2%	6.5%
General and administrative	30,504	36,680	(17)
% of net sales	6.5%	7.6%
Restructuring charges (credits), net	12,995	—	NM
% of net sales	2.8%	—%
Total operating expenses	$164,759	$159,041	4
% of net sales	35.0%	33.0%

NM=Not Meaningful.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support and facilities costs.

During the three months ended June 30, 2015, marketing and selling expenses decreased 4%, compared to the three months ended June 30, 2014. The decrease was primarily due to a $2.6 million savings from personnel related costs primarily for Lifesize restructuring and $2.0 million decrease in the amortization of Lifesize intangible assets, offset by $1.0 million increase in spend for Music and Gaming product categories.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2015, research and development expenses increased 8%, compared to the three months ended June 30, 2014. The increase was primarily due to a $1.5 million investment increase in Seeds development (new business opportunities).

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executive, people & culture and legal functions.

During the three months ended June 30, 2015, general and administrative expenses decreased 17%, compared to the three months ended June 30, 2014. The decrease was primarily due to an $8.5 million reduction related to the prior year's independent Audit committee investigation and related expenses and a $1.5 million reduction in IT, legal and finance spend, partially offset by a $3.5 million additional accrual for our proposed settlement with the SEC (see Other Contingencies for more details).

Restructuring Charges

During the first quarter of fiscal year 2016, we implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen our focus on its Cloud-based offering, and streamline our overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the three months ended June 30, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. We expect to incur approximately $15 million to $20 million under this restructuring plan, and expect to substantially complete this restructuring within the next 12 months. We expect this restructuring will save personnel-related costs and other overhead costs and we expect to use the savings from the restructuring to offset currency headwinds and to invest in future growth.

The following table summarizes restructuring related activities during three months ended June 30, 2015.

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$1,039	—	$1,039
Charges	12,794	—	201	12,995
Cash payments	(4,675)	(796)	$(151)	(5,622)
Accrual balance at June 30, 2015	8,119	243	50	8,412

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Other Expense, Net

Other income and expense for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Change
	2015	2014
Investment income related to deferred compensation plan	$100	$264	$(164)
Currency exchange losses	(1,275)	(528)	(747)
Others	54	66	(12)
	$(1,121)	$(198)	$(923)

The currency exchange losses were $1.3 million and $0.5 million during the three months ended June 30, 2015 and 2014, respectively. Currency exchange losses relate to balances denominated in currencies other than the functional currency of a particular subsidiary, to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts.

Provision for Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Provision for (benefit from) income tax	$(1,324)	$3,096
Effective income tax rate	(21.7)%	13.6%

The change in the effective income tax rate for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 is primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There was a discrete tax benefit of $2.2 million and $0.8 million in the three months ended June 30, 2015 and 2014, respectively, resulting from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of June 30 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $79.2 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $492.2 million, compared with $537.0 million at March 31, 2015. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 62% is held by our subsidiaries in Switzerland, 17% is held by our subsidiaries in the United Kingdom, 13% is held by our subsidiaries in Hong Kong and China, and 8% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of June 30, 2015, our working capital was $560.3 million compared with working capital of $557.1 million at March 31, 2015. Higher accounts receivable and inventory balances increased working capital, offset by lower cash and cash equivalents, and higher accounts payable and accrued liabilities.

During the three months ended June 30, 2015, we used $25.6 million cash in operating activities. Our main cash outflows of operating cash resulted from increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. Net cash used in investing activities was $15.6 million, primarily from $15.3 million of capital expenditure in computer hardware and software, tooling and equipment. Net cash used in financing activities was $5.4 million, primarily related to share repurchases of $8.8 million and tax withholdings related to net share settlements of restricted stock units (RSUs) of $1.3 million, offset by $4.1 million proceeds from sales of shares upon exercise of options.

We had several uncommitted, unsecured bank lines of credit aggregating $34.6 million as of June 30, 2015. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2015, we had outstanding bank guarantees of $14.3 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(25,599)	$27,758
Net cash used in investing activities	(15,593)	(12,241)
Net cash provided by (used in) financing activities	(5,379)	160
Effect of exchange rate changes on cash and cash equivalents	1,761	(108)
Net increase (decrease) in cash and cash equivalents	$(44,810)	$15,569

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2015 and 2014 (dollars in thousands):

	As of June 30
	2015	2014
Accounts receivable, net	$221,580	$219,022
Inventories	327,507	240,357
Working capital	560,324	509,207
Days sales in accounts receivable (“DSO”) (Days) (1)	42	41
Inventory turnover (“ITO”) (x)(2)	3.6	5.0

(1)             DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)               ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the three months ended June 30, 2015, we used cash of $25.6 million in operating activities, compared to cash provided by operating activities of $27.8 million for the same period in the prior fiscal year. The primary drivers of the decrease in net cash generated from operating cash flows include and inventory change of $36 million and a decrease in net income of $12 million, for the three months ended June 30, 2015 from the three months ended June 30, 2014.

Inventory turnover during the three months ended June 30, 2015 decreased, compared with the three months ended June 30, 2014. The increase in inventory was primarily due to several new product introductions planned for the remainder of fiscal year 2016, transition from ODM to in-house production, adjusting our inventory strategy to emphasize sea shipments rather than air delivery since the fourth quarter of fiscal year 2015, and lingering effects of the port strike on the west coast of the United States. If we are not successful in launching and phasing in our new products in the remainder of fiscal year 2016, or we are not able to sell the new products at the prices planned, it could have a material impact on our gross profit margin, operating results including operating cash flow and inventory turnover in the future.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Purchases of property, plant and equipment	$(15,290)	$(11,243)
Investment in privately held companies	(240)	(1,050)
Purchase of trading investments	(903)	(454)
Proceeds from sales of trading investments	840	506
Net cash used in investing activities	$(15,593)	$(12,241)

Our expenditures for property, plant and equipment during the three months ended June 30, 2015 and 2014 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The increase in purchases of property, plant and equipment during the three months ended June 30, 2015 is mainly arising from the building of production lines to accommodate the in-house manufacturing of our certain products compared with purchase from third party in prior period to align our goal of cost saving.

The purchases and sales of trading investments in the three months ended June 30, 2015 and 2014 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Contingent consideration related to prior acquisition	—	(100)
Purchases of treasury shares	(8,814)	—
Proceeds from sales of shares upon exercise of options	4,066	574
Tax withholdings related to net share settlements of restricted stock units	(1,296)	(695)
Excess tax benefits from share-based compensation	665	381
Net cash provided by (used in) financing activities	$(5,379)	$160

During three months ended June 30, 2015, 0.6 million shares were repurchased for $8.8 million. There were no share repurchases during the three months ended June 30, 2014.

Proceeds from the sale of shares upon exercise of options and purchase rights pursuant to our stock plans during the three months ended June 30, 2015 and 2014 were $4.1 million and $0.6 million, respectively. The payment of required tax withholdings related to net share settlements of RSUs during the three months ended June 30, 2015 and 2014 was $1.3 million and $0.7 million, respectively.

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

In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. The Board of Directors plans to request shareholder approval of the Swiss Franc equivalent of an $85 million dividend for fiscal year 2015 at our next annual general meeting. Based on an exchange rate of 1CHF=USD1.0283 and the number of shares outstanding as of March 31, 2015, this represents approximately CHF 0.5025 per share, compared to dividend of CHF 0.26 per share for the previous fiscal year. During fiscal year 2015, we paid a cash dividend of CHF 43.1 million (U.S. Dollar amount of $43.8 million) out of retained earnings.

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During three months ended June 30, 2015, 0.6 million shares were repurchased for $8.8 million. There were no share repurchases during the three months ended June 30, 2014.

During the first quarter of fiscal year 2016, we announced that we are committing to pursue a restructuring, including exiting the OEM business, reorganizing Lifesize to sharpen its focus on its Cloud-based offering, and streamlining the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. The Company expects to incur approximately $15 million to $20 million under this restructuring plan, and expects to substantially complete this restructuring within the next 12 months. We expect this restructuring will save personnel-related costs and other overhead costs and we expect to use the savings from the restructuring to offset currency headwinds and to invest in future growth.

During the fourth quarter of fiscal year 2013, we implemented a restructuring plan to align the organization to its strategic priorities of increasing focus on mobility products, improving profitability in PC-related products and enhancing global operational efficiencies.

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

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of June 30, 2015 were not material.

Purchase Commitments

As of June 30, 2015, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for computer hardware, leasehold improvements, and tooling for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Other Contingencies

We are subject to an ongoing formal investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC), relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement, described in the Fiscal 2014 Form 10-K, revision to our consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in our Amended Annual Report on Form 10-K/A, filed on August 7, 2013, and our transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. We have entered into an agreement with the Enforcement Staff to extend the statute of limitations. We are cooperating with the investigation and, after discussions with the Enforcement Staff, we recently made an offer of settlement to resolve the matter, which is subject to approval by the SEC.  The proposed settlement would be entered into by us without admitting or denying the SEC’s findings and would resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules, including the anti-fraud provisions.  Under the terms of the proposed settlement, we would pay $7.5 million in a civil penalty and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  There is no assurance that the proposal will be approved by the SEC. In accordance with U.S. GAAP, we have made a corresponding accrual in our financial statements.

Guarantees

Logitech Europe S.A.  guaranteed payments of third-party contract manufacturers' purchase obligations. As of June 30, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.6 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2015, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We report our results in U.S. Dollars. Changes in currency exchange rates compared to the U.S. Dollar can have a material impact on our results when the financial statements of our non-U.S. subsidiaries are translated into U.S. Dollars. For example, for the three months ended June 30, 2015, approximately 42% of our sales were in non-U.S. denominated currencies, with 20% of our sales denominated in Euro.  The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. As a result, a strengthening U.S. Dollar has an adverse impact on our operating results.  The average exchange rate for the U.S. Dollar for the three months ended June 30, 2015 has strengthened against most of the currencies for the same period in the prior fiscal year, which adversely impacted our actual results for the three months ended June 30, 2015, including our net sales, net income, cash flows from operations and our growth rates year over year.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of June 30, 2015. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Mexican Peso	$14,678	$(1,334)	$1,631
U.S. Dollar	Japanese Yen	14,071	(1,279)	1,563
U.S. Dollar	Australian Dollar	8,512	(774)	946
U.S. Dollar	Canadian Dollar	6,683	(608)	743
U.S. Dollar	Indian Rupee	2,006	(182)	223
U.S. Dollar	Korean Won	(639)	58	(71)
U.S. Dollar	Swiss Franc	(1,671)	152	(186)
U.S. Dollar	Singapore Dollar	(6,032)	548	(670)
U.S. Dollar	Taiwanese Dollar	(15,478)	1,407	(1,720)
U.S. Dollar	Chinese Renminbi	(19,764)	1,797	(2,196)
Euro	Swiss Franc	18,420	(1,675)	2,047
Euro	U.S. Dollar	15,669	(1,424)	1,741
Euro	British Pound	8,116	(738)	902
Euro	Turkish Lira	1,108	(101)	123
Euro	Polish Zloty	583	(53)	65
Euro	Swedish Krona	(1,288)	117	(143)
Swiss Franc	British Pound	(874)	79	(97)
		$44,100	$(4,010)	$4,901

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of June 30, 2015, net liabilities held in CNY totaled 19.8 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three months ended June 30, 2015 or 2014. Cash flows from such hedges are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2015 and March 31, 2015, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $79.7 million, and $43.5 million, respectively. Deferred realized gains of $0.1 million were recorded in accumulated other comprehensive loss as of June 30, 2015, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.9 million related to open cash flow hedges were recorded in accumulated other comprehensive income as of June 30, 2015 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain foreign currency receivables or payables. These contracts generally mature with one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in other expense, net based on the changes in fair value.

The notional amounts of currency exchange contracts outstanding as of June 30 and March 31, 2015 relating to foreign currency receivables or payables were $52.0 million and $61.7 million, respectively. The contracts outstanding at June 30, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2015 and June 30, 2014 period end rates would not have a material effect on our results of operations or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, the implementation of the Oracle R12 enterprise resource planning ("ERP") system to support our billing, revenue, and purchase process has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The implementation of the Oracle R12 ERP system resulted primarily in changes to reports, interfaces and IT dependent controls. The implementation of the other systems resulted in changes to the revenue process regarding sub-processes of billing and revenue recognition and purchase process. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as a business initiative to integrate systems between us and our subsidiaries and improve and enhance our internal control over financial reporting, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

Except for the above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, our channel partners have also reduced their inventory levels for PC peripherals as the PC market has continued to decline. In our OEM channel, the decline of desktop PCs has adversely impacted our sales of OEM mice, which have historically made up the bulk of our OEM sales. Our OEM sales accounted for approximately 6% of total revenues in each of fiscal years 2015, 2014 and 2013. We plan to exit the OEM business by the end of December 2015.

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

Tablets & Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets with touch interfaces is rapidly changing the consumer computing market. In our retail channels, tablets and other mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance for tablet and mobile devices peripherals is still uncertain. Also, while this product category grew significantly during fiscal years 2014 and 2013 and we still view it as a growth category, shipments of iPad devices declined significantly throughout fiscal year 2015 and continued to decline in fiscal year 2016. While we have introduced tablet peripherals for certain Android tablets, that segment of the market is currently much smaller than the market for iPad peripherals, more fragmented and may similarly not continue its growth trend. We also may not be as successful in competing in that segment to generate sales, margin or growth. Moreover, the increasing popularity of tablets and other mobile devices has decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and other mobile devices, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for tablet and mobile devices peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

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

Microsoft, Apple and Google are leading producers of operating systems, hardware and applications with which our mice, keyboards and other peripherals are designed to operate. In addition, Microsoft, Apple and Google each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple and Google each may be able to improve the functionality of its peripherals, if any, or may choose to show preference to our competitors' peripherals, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google or other competitors may be able to offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may be financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Retail Strategic - Growth Categories

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, JBL, Hammon Kardon, and Beats Electronics. Bose is our largest competitor. Apple's acquisition of Beats Electronics may impact our access to shelf space in Apple retail stores and adversely impact our ability to succeed in this important growth category.

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

In addition, during fiscal year 2016 we are increasing the percentage of our peripheral products that we manufacture in our own facilities. This increases the inventory that we purchase and maintain to support such manufacturing. We are also adjusting our inventory strategy to emphasize sea shipments rather than air delivery, which will cause us to build and ship products to our distribution centers earlier and will also result in increases in inventory. These operational shifts increase the risk that we have excess or obsolete inventory if we do not accurately forecast product demand.

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

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. We continue to review our product portfolio and update our non-strategic product categories and products. At the beginning of fiscal year 2016, we announced that we plan to exit the OEM business. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

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

We produce approximately half of our peripheral products at facilities we own in China, and we plan to increase that percentage to approximately 60 percent of our peripheral products during fiscal year 2016. The majority of our other production is performed by third-party contract manufacturers, including other design manufacturers, in China.

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

During fiscal years 2014 and 2015, we devoted significant resources to the upgrade of our worldwide business application suite to Oracle’s version R12. We recently implemented that upgrade and will be reviewing the success of that implementation through fiscal year 2016 and into fiscal year 2017. As we transition to the new business application suite, we may experience difficulties with our systems, management distraction, lack of visibility into our business operations and results, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. For example, the transition has resulted in delays in processing customer claims for claims accruals. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2016, the following approved share buyback program was in place:

Share Buyback Program	Shares	Approved Amounts
March 2014	17,311	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF	USD
Month 1
April 1, 2015 to April 24, 2015	—	—	—	$248,337
Month 2
April 25, 2015 to May 22, 2015	512	—	15.24	240,526
Month 3
May 23, 2015 to June 26, 2015	65	—	15.44	239,523
Total	577	—	15.27	239,523

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

LOGITECH INTERNATIONAL S.A.

July 24, 2015	/s/ Bracken P. Darrell
Bracken P. Darrell
President and
Chief Executive Officer

July 24, 2015	/s/ Vincent Pilette
Vincent Pilette
Chief Financial Officer