Form 10-Q
period 2015-09-30
LOGITECH INTERNATIONAL SA
filed 2015-10-23
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 14, 2015, there were 162,381,177 shares of the Registrant’s share capital outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$539,862	$530,311	$1,010,182	$1,012,514
Cost of goods sold	353,851	325,533	652,442	625,984
Gross profit	186,011	204,778	357,740	386,530
Operating expenses:
Marketing and selling	89,877	95,862	177,304	186,908
Research and development	34,898	32,325	68,731	63,641
General and administrative	26,851	34,470	57,355	71,149
Restructuring charges, net	8,696	—	21,691	—
Total operating expenses	160,322	162,657	325,081	321,698
Operating income	25,689	42,121	32,659	64,832
Interest income, net	192	355	456	613
Other expense, net	(780)	(885)	(1,901)	(1,083)
Income before income taxes	25,101	41,591	31,214	64,362
Provision for income taxes	7,004	5,501	5,680	8,596
Net income	$18,097	$36,090	$25,534	$55,766

Net income per share:
Basic	$0.11	$0.22	$0.16	$0.34
Diluted	$0.11	$0.22	$0.15	$0.34

Weighted average shares used to compute net income per share :
Basic	163,515	163,230	163,957	163,121
Diluted	165,841	166,065	166,352	165,949

Cash dividends per share	$0.53	$—	$0.53	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$18,097	$36,090	$25,534	$55,766
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(8)	(3,852)	2,610	(3,651)
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	1,322	807	192	946
Amortization included in operating expenses	417	109	833	222
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	1,088	3,505	(1,174)	3,753
Reclassification of hedging loss (gain) included in cost of goods sold	(28)	(215)	(2,488)	185
Other comprehensive income (loss):	2,791	354	(27)	1,455
Total comprehensive income	$20,888	$36,444	$25,507	$57,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2015	March 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$365,774	$537,038
Accounts receivable, net	274,730	179,823
Inventories	328,054	270,730
Other current assets	73,504	64,429
Total current assets	1,042,062	1,052,020
Non-current assets:
Property, plant and equipment, net	108,184	91,593
Goodwill	218,207	218,213
Other intangible assets	666	1,866
Other assets	60,656	62,988
Total assets	$1,429,775	$1,426,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$356,686	$299,995
Accrued and other current liabilities	231,688	194,912
Total current liabilities	588,374	494,907
Non-current liabilities:
Income taxes payable	74,374	72,107
Other non-current liabilities	98,054	101,532
Total liabilities	760,802	668,546
Commitments and contingencies (Note 9)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at September 30 and March 31, 2015
Conditionally authorized shares — 50,000 at September 30 and March 31, 2015
Additional paid-in capital	1,633	—
Less shares in treasury, at cost — 10,729 at September 30, 2015 and 8,625 at March 31, 2015	(119,337)	(88,951)
Retained earnings	869,793	930,174
Accumulated other comprehensive loss	(113,264)	(113,237)
Total shareholders’ equity	668,973	758,134
Total liabilities and shareholders’ equity	$1,429,775	$1,426,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net income	$25,534	$55,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,237	19,692
Amortization of other intangible assets	1,226	5,358
Share-based compensation expense	13,257	12,999
Impairment of investment	180	105
Gain on disposal of property, plant and equipment	—	(10)
Excess tax benefits from share-based compensation	(1,163)	(666)
Deferred income taxes	952	(2,358)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(95,403)	(73,561)
Inventories	(55,442)	(26,984)
Other assets	(8,511)	(5,640)
Accounts payable	50,361	60,112
Accrued and other liabilities	31,910	15,891
Net cash provided by (used in) operating activities	(14,862)	60,704
Investing activities:
Purchases of property, plant and equipment	(31,277)	(24,964)
Investment in privately held companies	(480)	(2,550)
Purchase of trading investments	(2,649)	(2,230)
Proceeds from sales of trading investments	2,855	2,545
Net cash used in investing activities	(31,551)	(27,199)
Financing activities:
Payment of cash dividends	(85,915)	—
Contingent consideration related to prior acquisition	—	(100)
Repurchases of ESPP awards	—	(1,078)
Purchases of treasury shares	(48,802)	—
Proceeds from sales of shares upon exercise of options and purchase rights	11,103	1,533
Tax withholdings related to net share settlements of restricted stock units	(3,502)	(1,323)
Excess tax benefits from share-based compensation	1,163	666
Net cash used in financing activities	(125,953)	(302)
Effect of exchange rate changes on cash and cash equivalents	1,102	(2,393)
Net increase (decrease) in cash and cash equivalents	(171,264)	30,810
Cash and cash equivalents, beginning of the period	537,038	469,412
Cash and cash equivalents, end of the period	$365,774	$500,222

Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$12,981	$1,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income	—	—	—	—	—	55,766	1,455	57,221
Tax effects from share-based awards	—	—	825	—	—	—	—	825
Sales of shares upon exercise of options and purchase rights	—	—	(881)	(134)	2,414	—	—	1,533
Issuance of shares upon vesting of restricted stock units	—	—	(5,443)	(225)	4,120	—	—	(1,323)
Share-based compensation expense	—	—	13,055	—	—	—	—	13,055
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
September 30, 2014	173,106	$30,148	$6,478	9,847	$(109,976)	$1,032,058	$(84,347)	$874,361

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income (loss)	—	—	—	—	—	25,534	(27)	25,507
Tax effects from share-based awards	—	—	(727)	—	—	—	—	(727)
Sales of shares upon exercise of options and purchase rights	—	—	(2,452)	(987)	13,555	—	—	11,103
Issuance of shares upon vesting of restricted stock units	—	—	(8,363)	(411)	4,861	—	—	(3,502)
Share-based compensation expense	—	—	13,175	—	—	—	—	13,175
Purchases of treasury shares	—	—	—	3,502	(48,802)	—	—	(48,802)
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
September 30, 2015	173,106	$30,148	$1,633	10,729	$(119,337)	$869,793	$(113,264)	$668,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2015, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2015.  In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, financial position, comprehensive income, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any future periods.

Fiscal Year

The Company’s fiscal year ends on March 31. Interim quarter ends on last Friday of each quarter.  For purposes of presentation, the Company has indicated its quarterly periods as ending on the quarter end.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2015 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, warranty liabilities, accruals for discretionary customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, restructuring charges, contingent liabilities, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-9"). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally to be effective for the Company on April 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on April 1, 2018. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its condensed consolidated financial statements.

Note 2 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$18,097	$36,090	$25,534	$55,766
Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,515	163,230	163,957	163,121
Effect of potentially dilutive equivalent shares	2,326	2,835	2,395	2,828
Weighted average shares outstanding - diluted	165,841	166,065	166,352	165,949
Net income per share:
Basic	$0.11	$0.22	$0.16	$0.34
Diluted	$0.11	$0.22	$0.15	$0.34

Share equivalents attributable to outstanding stock options and restricted stock units (RSUs) of 7.8 million and 8.3 million for the three months ended September 30, 2015 and 2014, respectively, and 7.6 million and 8.1 million for the six months ended September 30, 2015 and 2014, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2015, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$580	$627	$1,185	$1,165
Marketing and selling	2,062	1,653	4,180	4,209
Research and development	756	552	1,543	1,396
General and administrative	3,110	3,229	6,342	6,229
Restructuring	—	—	7	—
Total share-based compensation expense	6,508	6,061	13,257	12,999
Income tax provision (benefit)	304	(1,913)	(1,033)	(3,097)
Total share-based compensation expense, net of income tax	$6,812	$4,148	$12,224	$9,902

As of September 30, 2015 and March 31, 2015, the Company capitalized $0.4 million and $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.9 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $3.9 million for the six months ended September 30, 2015 and 2014, respectively, was primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2015 was $7.0 million based on an effective income tax rate of 27.9% of pre-tax income, compared to an income tax provision of $5.5 million based on an effective income tax rate of 13.2% of pre-tax income for the three months ended September 30, 2014. The income tax provision for the six months ended September 30, 2015 was $5.7 million based on an effective income tax rate of 18.2% of pre-tax income, compared to an income tax provision of $8.6 million based on an effective income tax rate of 13.4% of pre-tax income for the six months ended September 30, 2014.

The change in the effective income tax rate for the three and six months ended September 30, 2015, compared to the three and six months ended September 30, 2014, is due to the mix of income and losses in the various tax jurisdictions in which the Company operates. In addition, in determining the annual effective tax rate of fiscal year 2016, there is no tax benefit recognized for ordinary losses related to the video conferencing business as realization of the tax benefit of the losses is not assured beyond any reasonable doubt. In the three months ended September 30, 2015, a discrete tax provision of $1.5 million resulting from a write-off to a deferred tax asset related to stock equity awards for the video conferencing business was largely offset by a discrete tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the three months ended September 30, 2014, there was a discrete tax benefit of $1.7 million, primarily from the reversal of uncertain tax positions resulting from the expiration of statues of limitations and audit settlements in certain jurisdictions.

There was a discrete tax benefit of $2.2 million and $0.8 million in the six months ended September 30, 2015 and 2014, respectively, resulting from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of September 30 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $80.4 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $74.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions as of September 30, 2015, compared to $72.1 million in non-current income taxes payable and $0.1 million in current income taxes payable as of March 31, 2015.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2015, the Company had $4.7 million and $4.9 million of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2016, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $17.2 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 5— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015
Accounts receivable, net:
Accounts receivable	$492,274	$344,455
Allowance for doubtful accounts	(1,078)	(1,093)
Allowance for sales returns	(20,185)	(17,901)
Allowance for cooperative marketing arrangements	(34,938)	(25,700)
Allowance for customer incentive programs	(65,055)	(48,497)
Allowance for pricing programs	(96,288)	(71,441)
	$274,730	$179,823
Inventories:
Raw materials	$59,286	$36,376
Finished goods	268,768	234,354
	$328,054	$270,730
Other current assets:
Income tax and value-added tax receivables	$25,662	$19,403
Deferred tax assets	28,879	27,790
Prepaid expenses and other assets	18,963	17,236
	$73,504	$64,429
Property, plant and equipment, net:
Property, plant and equipment	376,795	349,235
Less: accumulated depreciation and amortization	(268,611)	(257,642)
	$108,184	$91,593
Other assets:
Deferred tax assets	$36,799	$39,310
Trading investments for deferred compensation plan	15,577	17,237
Other assets	8,280	6,441
	$60,656	$62,988

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015
Accrued and other current liabilities:
Accrued personnel expenses	$55,703	$50,015
Indirect customer incentive programs	26,660	19,730
Accrued restructuring	11,661	966
Deferred revenue	24,552	24,987
Warranty accrual	12,091	12,630
Employee benefit plan obligation	1,717	1,232
Income taxes payable	4,264	5,794
Other current liabilities	95,040	79,558
	$231,688	$194,912
Non-current liabilities:
Warranty accrual	$8,308	$9,080
Obligation for deferred compensation plan	15,577	17,237
Long term restructuring	71	73
Employee benefit plan obligation	50,195	51,181
Deferred rent	10,767	11,519
Deferred tax liability	1,823	1,936
Long term deferred revenue	9,663	9,109
Other non-current liabilities	1,650	1,397
	$98,054	$101,532

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2015		March 31, 2015
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	$35,050	$—	$264,647	$—
	$35,050	$—	$264,647	$—
Trading investments for deferred compensation plan:
Money market funds	$3,326	$—	$2,936	$—
Mutual funds	12,251	—	14,301	—
	$15,577	$—	$17,237	$—
Foreign exchange derivative assets	$—	$806	$—	$2,080
Foreign exchange derivative liabilities	$—	$88	$—	$75

There were no material Level 3 financial assets as of September 30 or March 31, 2015.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $15.6 million and $17.2 million as of September 30, 2015 and March 31, 2015, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three or six months ended September 30, 2015 and 2014 were not significant and are included in other expense, net.

Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of September 30, 2015 or March 31, 2015. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments and their accounting line presentation on its Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015 (in thousands):

	Derivatives
	Asset
	September 30, 2015	March 31, 2015
Cash flow hedges	$806	$2,080

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Expense, Net
	2015	2014	2015	2014	2015	2014
Cash flow hedges	$1,060	$3,290	$(28)	$(215)	$75	$(1)

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Expense, Net
	2015	2014	2015	2014	2015	2014
Cash flow hedges	$(3,662)	$3,938	$(2,488)	$185	$143	$(56)

Cash Flow Hedges

The Company enters into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in currency exchange rates. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three or six months ended September 30, 2015 and 2014. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $63.4 million and $43.5 million at September 30, 2015 and March 31, 2015, respectively. The Company estimates that $0.3 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2015 will be reclassified into earnings within the next 12 months.

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

The notional amounts of currency exchange forward and swap contracts outstanding as of September 30 and March 31, 2015 relating to foreign currency receivables or payables were $60.8 million and $61.7 million, respectively. Open forward and swap contracts outstanding at September 30, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 7 — Goodwill and Other Intangible Assets

In accordance with ASC Topic 350-10 (“ASC 350-10”), the Company conducts a goodwill impairment analysis annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2015 that have required the Company to perform an interim assessment of goodwill.

As of September 30, 2015 and March 31, 2015, all of the Company's goodwill is related to the Peripheral reporting unit. The following table summarizes the activity in the Company’s goodwill balance during the six months ended September 30, 2015 (in thousands):

As of March 31, 2015	$218,213
Currency impact	(6)
As of September 30, 2015	$218,207

Other Intangible Assets

Amortization expense for other intangible assets was $0.5 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $5.4 million for the six months ended September 30, 2015 and 2014, respectively.

Note 8— Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $46.7 million as of September 30, 2015. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2015, the Company had outstanding bank guarantees of $18.2 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2015 or March 31, 2015.

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

Changes in the Company’s warranty liability for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Beginning of the period	$21,284	$23,420	$21,710	$24,380
Provision	1,792	2,020	3,934	4,226
Settlements	(2,677)	(3,236)	(5,245)	(6,402)
End of the period	$20,399	$22,204	$20,399	$22,204

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

Guarantees

Logitech Europe S.A. guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of September 30, 2015, the maximum amount of this guarantee was $3.8 million, of which $0.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2015, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 10— Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to Logitech’s stock price, market conditions and other factors. During the three and six months ended September 30, 2015, 2.9 million and 3.5 million shares were repurchased for $40.0 million and $48.8 million, respectively. There were no share repurchases during the three or six months ended September 30, 2014.

Cash Dividends on Shares of Common Stock

During the three and six months ended September 30, 2015, the Company declared and paid cash dividends of CHF0.51 (USD equivalent of $0.53 ) per common share, totaling $85.9 million, on the Company’s outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2015	$(90,224)	$(26,964)	$3,951	$(113,237)
Other comprehensive income (loss)	2,610	1,025	(3,662)	(27)
September 30, 2015	$(87,614)	$(25,939)	$289	$(113,264)

(1)        Tax effect was not significant as of September 30 or March 31, 2015.

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

Operating performance measures for the peripherals segment and the video conferencing segment are reported separately to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) for each operating segment to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense and amortization of intangible assets, which are presented in the following financial information by operating segment as “other income (expense)”. Assets by operating segment are not presented since the Company does not present such data to the CODM.

Net sales and operating income (loss) for the Company’s operating segments for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Peripherals	$518,494	$501,857	$966,180	$958,303
Video conferencing	21,368	28,454	44,002	54,211
	$539,862	$530,311	$1,010,182	$1,012,514
Segment operating income (loss):
Peripherals	$46,191	$50,587	$78,031	$84,154
Video conferencing	(4,804)	171	(9,205)	(965)
	41,387	50,758	68,826	83,189
Other income (expense):
Restructuring charges, net	(8,696)	—	(21,691)	—
Share-based compensation	(6,508)	(6,061)	(13,250)	(12,999)
Amortization of intangibles	(494)	(2,576)	(1,226)	(5,358)
Interest income, net	192	355	456	613
Other expense, net	(780)	(885)	(1,901)	(1,083)
Income before income taxes	$25,101	$41,591	$31,214	$64,362

Restructuring charges for Peripherals and Video conferencing segments were $3.2 million and $5.5 million, respectively, for the three months ended September 30, 2015. Restructuring charges for Peripherals and Video conferencing segments were $14.7 million and $7.0 million, respectively, for the six months ended September 30, 2015.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Peripherals:
Mobile Speakers	$80,550	$48,538	$121,094	$77,367
Gaming	67,624	47,506	111,294	94,382
Video Collaboration	20,059	13,808	41,235	29,033
Tablet & Other Accessories	18,549	28,158	37,358	59,874
Growth	186,782	138,010	310,981	260,656
Pointing Devices	124,668	127,693	241,653	240,735
Keyboards & Combos	102,098	105,677	207,927	211,166
Audio-PC & Wearables	46,342	57,191	92,041	105,739
PC Webcams	23,360	25,282	45,041	45,745
Home Control	12,610	18,776	22,864	31,108
Profit Maximization	309,078	334,619	609,526	634,493
Retail Strategic Sales	495,860	472,629	920,507	895,149
Non-Strategic	403	834	1,144	2,127
Retail	496,263	473,463	921,651	897,276
OEM	22,231	28,394	44,529	61,027
	518,494	501,857	966,180	958,303
Video conferencing	21,368	28,454	44,002	54,211
	$539,862	$530,311	$1,010,182	$1,012,514

Certain products within the retail product categories presented in prior periods have been reclassified to conform to the current periods' presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Americas	$239,742	$226,091	$466,429	$437,622
EMEA	173,148	189,571	300,514	343,271
Asia Pacific	126,972	114,649	243,239	231,621
Total net sales	$539,862	$530,311	$1,010,182	$1,012,514

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 37% and 36% of the Company’s total consolidated net sales for the three months ended September 30, 2015 and 2014, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. One customer group of the Company’s peripheral operating segment represented 15% and 17% of sales for the three months ended September 30, 2015 and 2014, respectively.

The United States represented 38% and 36% of the Company’s total consolidated net sales for the six months ended September 30, 2015 and 2014, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales during those periods. One customer group of the Company’s peripheral operating segment represented 14% and 16% of sales for the six months ended September 30, 2015 and 2014, respectively.

Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales for all the periods presented herein.

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2015	March 31, 2015
Americas	$46,990	$48,527
EMEA	2,993	3,584
Asia Pacific	58,201	39,482
	$108,184	$91,593

Long-lived assets in the United States and China were $46.8 million and $53.5 million as of September 30, 2015, respectively, and $48.3 million and $34.0 million at March 31, 2015, respectively. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of September 30 or March 31, 2015. Long-lived assets in Switzerland, the Company’s home domicile, were $1.3 million and $1.5 million at September 30 and March 31, 2015, respectively.

Note 12 — Restructuring

Restructuring Charges

During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the six months ended September 30, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. The Company expects to incur approximately $22 million to $25 million under this restructuring plan, including approximately $20.3 million to 23.3 million for cash severance and other personnel costs, and expects to substantially complete this restructuring within the next 6 months.

The following tables summarize restructuring related activities during the three and six months ended September 30, 2015:

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$1,039	$—	$1,039
Charges, net	12,794	—	201	12,995
Cash payments	(4,675)	(796)	(151)	(5,622)
Accrual balance at June 30, 2015	$8,119	$243	$50	$8,412
Charges, net	8,566	38	92	8,696
Cash payments	(5,112)	(122)	(142)	(5,376)
Accrual balance at September 30, 2015	$11,573	$159	$—	$11,732

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, video and video conferencing, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the timing of our restructuring, its impact on our financial results and its composition, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, remediation of our material weaknesses, our belief that our disclosure controls and procedures are effective at the reasonable assurance level, the results of any inquiry of the SEC and/or potential litigation related to the restatement of our consolidated financial statements and potential settlement thereof, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We sell our peripherals products to a network of retailers including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 91% and 89% of our net sales for the six months ended September 30, 2015 and 2014, respectively. The large majority of our revenues have historically been derived from sales of our peripherals products for use by consumers. Sales to OEM customers were 4% and 6% of our net sales for the six months ended September 30, 2015 and 2014, respectively. In April 2015, we announced our intent to exit the OEM business. We plan to exit our OEM business by the end of December 2015.

Our video conferencing segment encompasses the cloud-based video conferencing solution and design, manufacturing and marketing of Lifesize branded video conferencing products, infrastructure and services for the enterprise, public sector and other small to medium business markets. Video conferencing products include scalable high-definition, or HD, video communication endpoints, HD video conferencing systems with integrated monitors, video bridges, and other infrastructure software and hardware to support large-scale video deployments and services to support these products. The video conferencing segment maintains a separate marketing and sales organization, which sells Lifesize products and services worldwide, product development and product management. In April 2015, we started reorganizing Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our Lifesize business to grow the cloud opportunity faster. Also, as part of this restructuring, we are completing a structural separation of Lifesize from the rest of Logitech, which is designed to give us more flexibility with this business in the future. We sell our video conferencing products and services to distributors, value-added resellers, OEMs and, occasionally, direct enterprise customers. Sales of video conferencing products were 5% and 5% of our net sales in the six months ended September 30, 2015 and 2014, respectively.

We seek to fulfill the increasing demand for interfaces between people and the expanding digital world across multiple platforms and user environments. The interface evolves as platforms, user models and our target markets evolve. As access to digital information has expanded, we have extended our focus to mobile devices, the digital home, and the enterprise as access points to the Internet and the digital world. All of these platforms require interfaces that are customized according to how the devices are used. We believe that continued investment in product research and development is critical to creating the innovation required to strengthen our competitive advantage and to drive future sales growth. We are committed to identifying and meeting current and future consumer trends with new and improved product technologies, as well as leveraging the value of the Logitech and Lifesize brands from a competitive, channel partner and consumer experience perspective.

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

Summary of Financial Results

Our total net sales for the three months ended September 30, 2015 increased 2% compared to the three months ended September 30, 2014, due to stronger retail sales, partially offset by declines in OEM and video conferencing sales.

Our total net sales for the six months ended September 30, 2015 remained flat compared to the six months ended September 30, 2014.

Total retail sales increased 5% and units sold decreased 4% during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. We experienced an increase in sales of 7% in the Americas region, an increase in sales of 18% in the Asia Pacific region, and a decrease in sales of 5% in the EMEA region.

Total retail sales increased 3% and units sold decreased 1%, during the six months ended September 30, 2015, compared to the six months ended September 30, 2014. We experienced an increase in sales of 8% in the Americas region, an increase in sales of 11% in the Asia Pacific region, and a decrease in sales of 9% in the EMEA region.

OEM net sales decreased 22% and 27%, in the three and six months ended months ended September 30, 2015, respectively, compared to the three and six months ended September 30, 2014. The decline was expected as we announced, in April 2015, our plan to exit the OEM business.

Sales of video conferencing products in the three and six months ended September 30, 2015 decreased 25% and 19%, respectively, compared to the three and six months ended September 30, 2014. Lifesize is in the process of transitioning its product portfolio to the Lifesize Cloud, a software-as-a-service (SaaS) offering launched in fiscal year 2015. While sales of the cloud offering are growing, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure.

Our gross margin for the three months ended September 30, 2015 decreased to 34.5% from 38.6% for the three months ended September 30, 2014. Our gross margin for the six months ended September 30, 2015 decreased to 35.4% from 38.2% for the six months ended September 30, 2014. The decrease in gross margin primarily reflects the unfavorable currency impact, partially offset by product cost savings and price increases during the three and six months ended September 30, 2015.

Operating expenses for the three months ended September 30, 2015 were 29.7% of net sales, compared to 30.7% in the same period of the prior fiscal year. The decrease was primarily due to the savings from marketing and general and administration expenses, favorable currency impact, reduction related to the prior year's independent Audit committee investigation and related expenses, partially offset by the restructuring charges related to the restructuring plan announced in April 2015.

Operating expenses for the six months ended September 30, 2015 were 32.2% of net sales, compared to 31.8% in the same period of the prior fiscal year. The increase was primarily due to restructuring charges related to the restructuring plan announced in April 2015, partially offset by the savings from marketing expenses, favorable currency impact, and reduction related to the prior year's independent Audit committee investigation and related expenses.

Net income for the three and six months ended September 30, 2015 was $18.1 million and $25.5 million, respectively, compared to net income of $36.1 million and $55.8 million in the three and six months ended September 30, 2014, respectively.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results for the first half of fiscal year 2016 were affected by significant shifts in currency exchange rates compared to the first half of fiscal year 2015. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well.

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

We believe our future growth will be determined by our ability to create innovative products in a timely manner across multiple digital platforms -in our growth categories such as tablets and smartphones, gaming, digital music devices and video collaboration, to offset the decline in our PC peripherals categories. The following discussion represents key trends specific to each of our two operating segments: peripherals and video conferencing.
Trends Specific to our Peripherals Segment
Mobile Speakers:    The mobile speaker market grew throughout fiscal year 2015 and the first half of fiscal year 2016 driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products and our ability to gain market share during fiscal year 2015 and the first half of fiscal year 2016, have driven our growth in Mobile Speakers.

Gaming:    The PC Gaming platform continues to show strong growth as online gaming and multi-platform gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.

PC Peripherals (Pointing Devices, Keyboards & Combos, PC Webcams and Audio PC & Wearables):    Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years, and we believe it will continue to decline in future years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. Our PC speakers sales are expected to decline as consumers migrate towards mobile speaker solutions such as UE Boom.

Enterprise Market:    We are continuing our efforts to create and sell products and services to enterprises, with our Video Collaboration products. For example, we have introduced the Logitech ConferenceCam Connect and PTZ Pro camera video collaboration products. Growing our enterprise peripherals business will continue to require investment in selected business-specific products, targeted sales force, product marketing, and sales channel development.

Tablets and Other Accessories:    Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a variety of products for the Apple and Android platforms, including keyboard and folios that enhance the consumers mobile device experiences. We have also introduced keyboard folios for the Samsung Galaxy tablet. We have seen the market decline through fiscal year 2015 with continued declines in the first half of fiscal year 2016 for the iPad platform, which has impacted the sales of our tablet peripherals.

OEM Business:    Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. As previously announced, we plan to exit the OEM business by the end of December 2015 as we see limited opportunities for profitable growth.

Trends in Non-Strategic Peripherals Product Categories:    We continue to evaluate our product offerings and exit those which no longer support our strategic direction.
Trends Specific to our Video Conferencing Segment
The overall video conferencing industry has experienced a slowdown in recent quarters. In addition, there has been an increase in the competitive environment. Lifesize is in the process of transitioning its product portfolio to Lifesize Cloud. While sales of this software-as-a-service offering are growing, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. Looking at this growth opportunity, in April 2015, we decided to reorganize Lifesize with the goal of de-emphasizing Lifesize’s legacy offerings more quickly to enable maximum traction with Lifesize Cloud. We plan to shrink our legacy Lifesize business to grow the cloud opportunity faster.

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

Results of Operations

Net Sales

Net sales by channel for the three and six months ended September 30, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Retail	$496,263	$473,463	5%	$921,651	$897,276	3%
OEM	22,231	28,394	(22)	44,529	61,027	(27)
Video conferencing	21,368	28,454	(25)	44,002	54,211	(19)
Total net sales	$539,862	$530,311	2	$1,010,182	$1,012,514	—

Retail:

Our net retail sales in the three and six months ended September 30, 2015 increased 5% and 3%, respectively, compared to the same periods of the prior fiscal year. Sales increases in the Americas and Asia pacific regions, partially offset by a decrease in the EMEA region during the three and six months ended September 30, 2015. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar retail sales would have increased by 12% and 10%, respectively.

 OEM:

OEM net sales decreased 22% and 27% in the three and six months ended September 30, 2015, respectively, compared to the same periods of the prior fiscal year. Given our heightened focus on our growing Retail Strategic business, we plan to exit the OEM business. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar OEM net sales would have decreased by 21% and 27%, respectively.

Video Conferencing:

Video conferencing net sales decreased 25% and 19%, respectively, for the three and six months ended September 30, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar video conferencing net sales would have decreased 25% and 19%, respectively. Lifesize is in the process of transitioning its product portfolio to the recently announced Lifesize Cloud, a software-as-a-service (SaaS) offering that provides an affordable, simple and scalable video conferencing solution with little to no need for information technology (IT) involvement. While sales of the cloud offering are growing, they are not yet large enough to offset the combination of the short-term portfolio transition and soft market conditions for video conferencing infrastructure. The global restructuring plan we announced in April 2015 also covers Lifesize business to align our refocus on Lifesize Cloud offering and transition from Lifesize legacy business.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and six months ended September 30, 2015, compared to the three and six months ended September 30, 2014:

	Three Months Ended September 30, 2015 Change in Sales	Six Months Ended September 30, 2015 Change in Sales
Americas	7%	8%
EMEA	(5)	(9)
Asia Pacific	18	11

Americas:

Retail sales in the Americas region increased 7% and 8%, respectively, during the three and six months ended September 30, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar retail sales would have increased 9% and 10%, respectively. We achieved sales increases in all strategic categories except Audio - PC & Wearables, Home Control, and Tablets & Other Accessories. This increase was led by over 70% growth in Mobile Speakers.

EMEA:

Retail sales in the EMEA region decreased 5% and 9%, respectively, during the three and six months ended September 30, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar retail sales would have increased 7% and 4%, respectively. The decline in sales was impacted by continued market weakness in Russia and Ukraine

Asia Pacific:

Retail sales in the Asia Pacific region increased 18% and 11% during the three and six months ended September 30, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2015 and 2014, our constant dollar retail sales would have increased 26% and 18%, respectively. We achieved sales increases in Video Collaboration, Mobile Speakers, Gaming, Keyboards & Combos, and PC Webcams during the three and six months ended September 30, 2015.

Net Sales by Product Category

Net sales by product category for the three and six months ended September 30, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Peripherals:
Mobile Speakers	$80,550	$48,538	66%	$121,094	$77,367	57%
Gaming	67,624	47,506	42	111,294	94,382	18
Video Collaboration	20,059	13,808	45	41,235	29,033	42
Tablet & Other Accessories	18,549	28,158	(34)	37,358	59,874	(38)
Growth	186,782	138,010	35	310,981	260,656	19
Pointing Devices	124,668	127,693	(2)	241,653	240,735	—
Keyboards & Combos	102,098	105,677	(3)	207,927	211,166	(2)
Audio-PC & Wearables	46,342	57,191	(19)	92,041	105,739	(13)
PC Webcams	23,360	25,282	(8)	45,041	45,745	(2)
Home Control	12,610	18,776	(33)	22,864	31,108	(27)
Profit Maximization	309,078	334,619	(8)	609,526	634,493	(4)
Retail Strategic Sales	495,860	472,629	5	920,507	895,149	3
Non-Strategic	403	834	(52)	1,144	2,127	(46)
Retail	496,263	473,463	5	921,651	897,276	3
OEM	22,231	28,394	(22)	44,529	61,027	(27)
	518,494	501,857	3	966,180	958,303	1
Video conferencing	21,368	28,454	(25)	44,002	54,211	(19)
	$539,862	$530,311	2	$1,010,182	$1,012,514	—
Certain products within the retail product categories presented in prior periods have been reclassified to conform to the current periods' presentation.
Retail Strategic Sales
During the three and six months ended September 30, 2015, Retail Strategic sales increased 5% and 3%, respectively, compared to the same periods of prior fiscal year. If currency exchange rates had been constant for the three and six months ended September 30, 2015 and 2014, our constant dollar retail strategic sales would have increased 12% and 10%, respectively.
Retail Strategic - Growth Categories:
During the three and six months ended September 30, 2015, Retail Strategic sales - Growth categories increased 35% and 19%, respectively, compared to the same periods of prior fiscal year. If currency exchange rates had been constant for the three and six months ended September 30, 2015 and 2014, our constant dollar Retail Strategic sales - Growth categories would have increased 45% and 28%, respectively.

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Retail sales and units sold of Mobile Speakers increased 66% and 53%, respectively, for the three month period ended September 30, 2015, compared to the same period of the prior fiscal year. Retail sales and units sold of Mobile Speakers increased 57% and 42%, respectively, for the six month period ended September 30, 2015, compared to the same period of the prior fiscal year. Mobile Speaker sales increased significantly for both periods primarily due to the introduction of the UE Megaboom in the fourth quarter of fiscal 2015 and the UE Roll in first quarter of fiscal 2016.

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales and units sold of Gaming increased 42% and 24%, respectively, for the three months ended September 30, 2015, compared to the same period of the prior fiscal year. Retail sales and units sold of Gaming increased 18% and 12%, respectively, for the six months ended September 30, 2015, compared to the same period of the prior fiscal year. Gaming sales increased significantly for both periods primarily driven by increases in Gaming steering wheels sales due to the introductions of new steering wheels for Xbox, PS4 and the PC, and increases in Gaming keyboard sales.

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small and medium sized user groups.

Retail sales of Video Collaboration increased 45% and units sold increased 18% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. Retail sales of Video Collaboration increased 42% and units sold increased 43% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year. The increases in both periods were primarily due to growth in our conference cams.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 34% and units sold decreased 17% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. The reduction in sales reflects the combination of a declining market for iPad shipments as well as phasing out end-of-life product, partially offset by the new products introduction of Type Plus tablet keyboard and Canvas keyboard case for iPad .

Retail sales of Tablet & Other Accessories decreased 38% and units sold decreased 19% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

Retail Strategic - Profit Maximization Categories:

During the three and six months ended September 30, 2015, Retail Strategic sales - Profit Maximization categories decreased 8% and 4%, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant for the three and six months ended September 30, 2015 and 2014, our constant dollar Retail Strategic sales - Profit Maximization categories would have decreased 2% and increased 2%, respectively.

Pointing Devices

Our retail Pointing Devices category comprises of mice, touchpads and presenters.

Retail sales of Pointing Devices decreased 2% and units sold decreased 6% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. Sales decreased in low end and mid-range products, partially offset by increased at the high end due to the new product introduction of the MX Master Wireless Mouse and MX Anywhere 2 Wireless Mouse.

Retail sales of Pointing Devices remained flat while retail units sold decreased 2% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

Keyboards and Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos decreased 3% and units sold decreased 4% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. Sales declines in the EMEA region were partially offset by sales growth in the Americas and Asia Pacific regions. The sales decline was primarily driven by corded products, partially offset by increase in cordless products.

Retail sales of Keyboards & Combos decreased 2% and units sold increased 2% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales decreased 19% and units sold decreased 15% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category in structural decline as music consumption migrates to mobile platforms. This migration drives growth products in our Mobile Speakers category.

Audio-PC & Wearables sales decreased 13% and units sold decreased 11% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales decreased 8% and units sold decreased 13% in the three months ended September 30, 2015, compared to the same period in the prior fiscal year. The decrease was primarily driven by the decline in EMEA region, partially offset by an increase in the Americas.

Retail PC Webcams sales decreased 2% and units sold decreased 7% in the six months ended September 30, 2015, compared to the same period in the prior fiscal year.

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales decreased 33% and units sold decreased 16% in the three months ended September 30, 2015, compared to the same period of the prior fiscal year. The sales decline was primarily driven by declines in high end and mid-range remote controls across all regions.

 Home Control retail sales decreased 27% and units sold decreased 10% in the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

Non-Strategic

This category comprises a variety of products out of which we currently intend to transition, or have already transitioned, because they are no longer strategic to our business. Product categories included in this category mainly consist of TV Camera, Digital Video Security, TV and home speakers, and Keyboard/ Desktop accessories.

Non-strategic retail sales decreased 52% and units sold decreased 72% during the three months ended September 30, 2015, compared to the same period in the prior fiscal year.

Non-strategic retail sales decreased 46% and units sold decreased 57% during the six months ended September 30, 2015, compared to the same period in the prior fiscal year.

OEM

OEM sales decreased 22% and units sold decreased 13% during the three months ended September 30, 2015, compared to the same period of the prior fiscal year. As announced in April 2015, we plan to exit the OEM business by the end of December 2015 as we see limited opportunities for profitable growth.

OEM sales decreased 27% and units sold decreased 18% during the six months ended September 30, 2015, compared to the same period of the prior fiscal year.

Video Conferencing

Video conferencing net sales decreased 25% and 19%, respectively, during the three and six months ended September 30, 2015, compared to the same periods of the prior fiscal year. The decrease in net sales was due to a decrease in legacy business, partially offset by an increase in our cloud offerings.

Gross Profit

Gross profit for three and six months ended September 30, 2015 and 2014 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net sales	$539,862	$530,311	2%	$1,010,182	$1,012,514	—%
Cost of goods sold	353,851	325,533	9	652,442	625,984	4
Gross profit	$186,011	$204,778	(9)	$357,740	$386,530	(7)
Gross margin	34.5%	38.6%		35.4%	38.2%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs, write-down of inventories and amortization of intangible assets.

The decrease in gross margin for the three and six months ended September 30, 2015 compared to the same period of the prior fiscal year was primarily driven by the unfavorable currency impact, partially offset by margin improvement from product cost improvement and favorable impact of repricing.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Marketing and selling	$89,877	$95,862	(6)%	$177,304	$186,908	(5)%
% of net sales	16.6%	18.1%		17.6%	18.5%
Research and development	34,898	32,325	8	68,731	63,641	8
% of net sales	6.5%	6.1%		6.8%	6.3%
General and administrative	26,851	34,470	(22)	57,355	71,149	(19)
% of net sales	5.0%	6.5%		5.7%	7.0%
Restructuring charges (credits), net	8,696	—	NM	21,691	—	NM
% of net sales	1.6%	—%		2.1%	—%
Total operating expenses	$160,322	$162,657	(1)	$325,081	$321,698	1%
% of net sales	29.7%	30.7%		32.2%	31.8%

NM=Not Meaningful.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support and facilities costs.

During the three months ended September 30, 2015, marketing and selling expenses decreased 6%, compared to the same period in the prior fiscal year. The decrease was primarily due to savings in external spending of $2.8 million, a $1.9 million decrease in the amortization of Lifesize intangible assets, in addition to favorable currency impact of $1.0 million to personnel related costs.

During the six months ended September 30, 2015, marketing and selling expenses decreased 5%, compared to the same period in the prior fiscal year. The decrease was primarily due to a $3.6 million savings from personnel related costs primarily for Lifesize restructuring and favorable currency impact, a $3.9 million decrease in the amortization of Lifesize intangible assets, in addition to savings in external spending of $2.3 million.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended September 30, 2015, research and development expenses increased 8%, compared to the same period in the prior fiscal year. The increase was primarily due to a $1.7 million investment increase in Seeds development (new business opportunities).

During the six months ended September 30, 2015, research and development expenses increased 8%, compared to the same period in the prior fiscal year. The increase was primarily due to a $2.5 million investment increase in Seeds development.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs for the finance, information systems, executive, people & culture, legal and facilities functions.

During the three months ended September 30, 2015, general and administrative expenses decreased 22%, compared to the same period in the prior fiscal year. The decrease was primarily due to an $8.0 million reduction related to the prior year's independent Audit committee investigation and related expenses.

During the six months ended September 30, 2015, general and administrative expenses decreased 19%, compared to the same period in the prior fiscal year. The decrease was primarily due to an $16.5 million reduction related to the prior year's independent Audit committee investigation, partially offset by a $3.5 million additional accrual for our proposed settlement with the SEC (see Other Contingencies for more details).

Restructuring Charges

During the first quarter of fiscal year 2016, we implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen our focus on its cloud-based offering, and streamline our overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the six months ended September 30, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. We expect to incur approximately $22 million to $25 million under this restructuring plan, including approximately $20.3 million to 23.3 million for cash severance and other personnel costs, and expect to substantially complete this restructuring within the next 6 months. We expect this restructuring will save personnel-related costs and other overhead costs, and we expect to use the savings from the restructuring to offset currency impacts and to invest in future growth.

The following table summarizes restructuring related activities during the three and six months ended September 30, 2015 (in thousands).

	Restructuring
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$1,039	$—	$1,039
Charges, net	12,794	—	201	12,995
Cash payments	(4,675)	(796)	$(151)	(5,622)
Accrual balance at June 30, 2015	8,119	243	50	8,412
Charges, net	8,566	38	92	8,696
Cash payments	(5,112)	(122)	(142)	(5,376)
Accrual balance at September 30, 2015	$11,573	$159	$—	$11,732

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Other Expense, Net

Other income and expense for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Investment income (loss) related to deferred compensation plan	$(753)	$385	$(653)	$649
Currency exchange gains (losses)	65	(975)	(1,210)	(1,504)
Others	(92)	(295)	(38)	(228)
	$(780)	$(885)	$(1,901)	$(1,083)

We recognized $0.1 million currency exchange gain and $1.2 million currency exchange loss during the three and six months ended September 30, 2015, respectively. Currency exchange gains (losses) relate to balances denominated in currencies other than the functional currency of our subsidiaries, to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts.

Provision for Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Provision for (benefit from) income tax	$7,004	$5,501	$5,680	$8,596
Effective income tax rate	27.9%	13.2%	18.2%	13.4%

The change in the effective income tax rate for the three and six months ended September 30, 2015, compared to the three and six months ended September 30, 2014, is due to the mix of income and losses in the various tax jurisdictions in which we operate. In addition, in determining the annual effective tax rate of fiscal year 2016, there is no tax benefit recognized for ordinary losses related to the video conferencing business as realization of the tax benefit of the losses is not assured beyond any reasonable doubt. In the three months ended September 30, 2015, a discrete tax provision of $1.5 million resulting from a write-off to a deferred tax asset related to stock equity awards for the video conferencing business was largely offset by a discrete tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the three months ended September 30, 2014, there was a discrete tax benefit of $1.7 million, primarily from the reversal of uncertain tax positions resulting from the expiration of statues of limitations and audit settlements in certain jurisdictions.

There was a discrete tax benefit of $2.2 million and $0.8 million in the six months ended September 30, 2015 and 2014, respectively, resulting from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of September 30 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $80.4 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $365.8 million, compared to $537.0 million at March 31, 2015. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 44% is held by our subsidiaries in Switzerland, 21% is held by our subsidiaries in Hong Kong and China, 19% is held by our subsidiaries in the Netherlands, 8% is held by our subsidiaries in the United Kingdom, and 8% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of September 30, 2015, our working capital was $453.7 million compared to working capital of $557.1 million at March 31, 2015. The decrease was primarily due to lower cash and cash equivalents, primarily as a result of dividend payments and share repurchases, and higher accounts payable and accrued liabilities, partially offset by higher accounts receivable and inventory balances.

During the six months ended September 30, 2015, we used $14.9 million cash in operating activities. Our main cash outflows of operating cash resulted from increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. Net cash used in investing activities was $31.6 million, primarily from $31.3 million of capital expenditure in computer hardware and software, tooling and equipment. Net cash used in financing activities was $126.0 million, primarily related to dividend payments of $85.9 million, share repurchases of $48.8 million and tax withholdings related to net share settlements of restricted stock units (RSUs) of $3.5 million, partially offset by $11.1 million proceeds from sales of shares upon exercise of options and purchase rights.

We had several uncommitted, unsecured bank lines of credit aggregating $46.7 million as of September 30, 2015. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2015, we had outstanding bank guarantees of $18.2 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(14,862)	$60,704
Net cash used in investing activities	(31,551)	(27,199)
Net cash used in financing activities	(125,953)	(302)
Effect of exchange rate changes on cash and cash equivalents	1,102	(2,393)
Net increase (decrease) in cash and cash equivalents	$(171,264)	$30,810

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2015 and 2014 (dollars in thousands):

	As of September 30
	2015	2014
Accounts receivable, net	$274,730	$252,692
Inventories	328,054	245,237
Working capital	453,688	550,601
Days sales in accounts receivable (“DSO”) (Days) (1)	46	43
Inventory turnover (“ITO”) (x)(2)	4.3	5.3

(1)             DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)               ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the six months ended September 30, 2015, we used cash of $14.9 million in operating activities, compared to cash provided by operating activities of $60.7 million for the same period in the prior fiscal year. The primary drivers of the decrease in net cash generated from operating cash flows include inventory change of $28.5 million and accounts receivable change of $21.8 million and a decrease in net income of $30.2 million, for the six months ended September 30, 2015, compared to the six months ended September 30, 2014.

Inventory turnover as of September 30, 2015 decreased, compared to that as of September 30, 2014. The increase in inventories was primarily due to several new launched products, transition from ODM to in-house production and adjusting our inventory strategy to emphasize sea shipments rather than air delivery since the fourth quarter of fiscal year 2015. If we are not successful in launching and phasing in our new products launched during the current fiscal quarter and in the remainder of fiscal year 2016, or we are not able to sell the new products at the prices planned, it could have a material impact on our gross profit margin, operating results including operating cash flow and inventory turnover in the future.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	2014
Purchases of property, plant and equipment	$(31,277)	$(24,964)
Investment in privately held companies	(480)	(2,550)
Purchases of trading investments	(2,649)	(2,230)
Proceeds from sales of trading investments	2,855	2,545
Net cash used in investing activities	$(31,551)	$(27,199)

Our expenditures for property, plant and equipment during the six months ended September 30, 2015 and 2014 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The increase in purchases of property, plant and equipment during the six months ended September 30, 2015 is mainly arising from the building of production lines to accommodate the in-house manufacturing of certain products compared with purchase from third parties in the prior period to align our goal of cost saving.

The purchases and sales of trading investments in the six months ended September 30, 2015 and 2014 represent mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held by a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	2014
Payment of cash dividends	$(85,915)	$—
Contingent consideration related to prior acquisition	—	(100)
Repurchases of ESPP awards	—	(1,078)
Purchases of treasury shares	(48,802)	—
Proceeds from sales of shares upon exercise of options and purchase rights	11,103	1,533
Tax withholdings related to net share settlements of restricted stock units	(3,502)	(1,323)
Excess tax benefits from share-based compensation	1,163	666
Net cash used in financing activities	$(125,953)	$(302)

During the six months ended September 30, 2015, 3.5 million shares were repurchased for $48.8 million. There were no share repurchases during the six months ended September 30, 2014.

During the six months ended September 30, 2015, we declared and paid cash dividends of CHF0.51 (USD equivalent of $0.53) per common share, totaling $85.9 million in U.S. Dollars, out of retained earnings. Proceeds from the sale of shares upon exercise of options and purchase rights pursuant to our stock plans during the six months ended September 30, 2015 and 2014 were $11.1 million and $1.5 million, respectively. The payment of required tax withholdings related to net share settlements of RSUs during the six months ended September 30, 2015 and 2014 was $3.5 million and $1.3 million, respectively.

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

In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. During the second quarter of fiscal year 2016, we paid a cash dividend of CHF 83.1 million (US Dollar amount of $85.9 million) out of retained earnings. During fiscal year 2015, we paid a cash dividend of CHF 43.1 million (U.S. Dollar amount of $43.8 million) out of retained earnings.

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three and six months ended September 30, 2015, 2.9 million shares and 3.5 million were repurchased for $40.0 million and $48.8 million, respectively. There were no share repurchases during the three or six months ended September 30, 2014.

During the first quarter of fiscal year 2016, we announced that we are committing to pursue a restructuring, including exiting the OEM business, reorganizing Lifesize to sharpen our focus on its cloud-based offering, and streamlining our overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. We expect to incur approximately $22 million to $25 million under this restructuring plan and we have paid $10.1 million as of September 30, 2015. We expect to substantially complete this restructuring within the next 6 months. We expect this restructuring will save personnel-related costs and other overhead costs, and we expect to use the savings from the restructuring to offset currency impact and to invest in future growth.

If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and reduced expenses and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of September 30, 2015 were not material.

Purchase Commitments

As of September 30, 2015, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly owned subsidiaries, guaranteed payments of third-party contract manufacturers' purchase obligations. As of September 30, 2015, the maximum amount of this guarantee was $3.8 million, of which $0.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2015, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We report our results in U.S. Dollars. Changes in currency exchange rates compared to the U.S. Dollar can have a material impact on our results when the financial statements of our non-U.S. subsidiaries are translated into U.S. Dollars. For example, for the three months ended September 30, 2015, approximately 45% of our sales were in non-U.S. denominated currencies, with 25% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales than the favorable impact on our operating expense, resulting in an adverse impact on our operating results. The average exchange rate for the U.S. Dollar for the three months ended September 30, 2015 has strengthened against most of the currencies for the same period in the prior fiscal year, which adversely impacted our actual results for the three months ended September 30, 2015, including our net sales, net income, cash flows from operations and our growth rates year over year.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of September 30, 2015. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Japanese Yen	$16,665	$(1,515)	$1,852
U.S. Dollar	Mexican Peso	15,879	(1,444)	1,764
U.S. Dollar	Australian Dollar	12,654	(1,150)	1,406
U.S. Dollar	Canadian Dollar	5,419	(493)	602
U.S. Dollar	Indian Rupee	2,094	(190)	233
U.S. Dollar	Swiss Franc	(2,315)	210	(257)
U.S. Dollar	Singapore Dollar	(5,989)	544	(665)
U.S. Dollar	Taiwanese Dollar	(13,670)	1,243	(1,519)
U.S. Dollar	Chinese Renminbi	(36,693)	3,336	(4,077)
Euro	U.S. Dollar	19,029	(1,730)	2,114
Euro	British Pound	7,071	(643)	786
Euro	Turkish Lira	1,014	(92)	113
Euro	Norwegian Kroner	(781)	71	(87)
Euro	Polish Zloty	(813)	74	(90)
Euro	Swedish Krona	(1,901)	173	(211)
Euro	Swiss Franc	(6,043)	549	(671)
Swiss Franc	British Pound	(527)	48	(59)
		$11,093	$(1,009)	$1,234

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of September 30, 2015, net liabilities held in CNY totaled 36.7 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three or six months ended September 30, 2015 or 2014. Cash flows from such hedges are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2015 and March 31, 2015, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $63.4 million and $43.5 million, respectively.

Deferred realized losses of $0.5 million were recorded in accumulated other comprehensive loss as of September 30, 2015, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.8 million related to open cash flow hedges were recorded in accumulated other comprehensive income as of September 30, 2015 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of currency exchange contracts outstanding as of September 30, 2015 and March 31, 2015 relating to foreign currency receivables or payables were $60.8 million and $61.7 million, respectively. The contracts outstanding at September 30, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analysis of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analysis, a 100 basis point decrease or increase in interest rates from the September 30, 2015 and September 30, 2014 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•Since the beginning of fiscal year 2013, we have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories for mobile devices, digital music, gaming and video collaboration. We may not achieve the cost savings or other anticipated benefits from these efforts, and such efforts may cause our operating results to fluctuate from quarter to quarter, making our results difficult to predict.

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

Tablets & Other Mobile Devices. The increasing popularity of smaller, mobile computing devices such as tablets with touch interfaces is rapidly changing the consumer computing market. In our retail channels, tablets and other mobile devices are sold by retailers without peripherals. We believe this creates opportunities to sell products to consumers to help make their devices more productive and comfortable. However, consumer acceptance for tablet and mobile devices peripherals is still uncertain. Also, while this product category grew significantly during fiscal years 2014 and 2013 and we still view it as a growth category, shipments of iPad devices declined significantly throughout fiscal year 2015 and continue to decline in fiscal year 2016. While we have introduced tablet peripherals for certain Android tablets, that segment of the market is currently much smaller than the market for iPad peripherals, more fragmented and may similarly not continue its growth trend. We also may not be as successful in competing in that segment to generate sales, margin or growth. Moreover, the increasing popularity of tablets and other mobile devices has decreased consumer demand for our PC peripherals, which has adversely affected our sales of these products. If we do not successfully innovate and market products designed for tablets and other mobile devices, if our distributor or retailer customers do not choose to carry or market such peripherals, or if general consumer demand for tablet and mobile devices peripherals for use with these devices does not increase, our business and results of operations could be adversely affected.

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

Our turnaround strategy over the past couple years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business and with our decreasing revenues. We restructured our business in fiscal years 2015 and 2014, and we are continuing to restructure in fiscal year 2016 as we divest or discontinue non-strategic product categories, exit our OEM business and reorganize our Lifesize reporting unit.  In addition, we are continuing the rationalization of our G&A, infrastructure and indirect procurement to reduce operating expenses.

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

Conflict minerals regulations are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations or operating restrictions on our business to which our competitors and other companies are not subject.  For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”) became effective in connection with the Minder initiative approved by Swiss voters during 2013.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-

paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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
The following table presents certain information related to purchases of its equity securities made by Logitech during the second quarter of fiscal year 2016 under the share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF	USD
Month 1
June 27, 2015 to July 24, 2015	—	—	—	$239,523
Month 2
July 25, 2015 to August 21, 2015	1,927	13.42	14.06	212,602
Month 3
August 22, 2015 to September 25, 2015	997	12.52	-	199,536
Total	2,924	13.04	14.06	$199,536

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

October 23, 2015