Form 10-Q
period 2015-12-31
LOGITECH INTERNATIONAL SA
filed 2016-01-22
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 11, 2016, there were 162,983,760 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters end on the last Friday of each quarter. The third quarter of fiscal year 2016 ended on December 25, 2015 and the same quarter in the prior fiscal year ended on December 26, 2014. For purposes of presentation, the Company has indicated its quarterly periods as ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$621,079	$604,322	$1,587,259	$1,562,625
Cost of goods sold	412,582	391,715	1,048,312	998,842
Gross profit	208,497	212,607	538,947	563,783
Operating expenses:
Marketing and selling	87,295	87,486	241,924	246,103
Research and development	29,273	27,397	86,336	80,009
General and administrative	24,080	28,172	77,966	96,762
Restructuring charges (credits), net	(666)	—	14,018	(35)
Total operating expenses	139,982	143,055	420,244	422,839
Operating income	68,515	69,552	118,703	140,944
Interest income, net	105	224	549	824
Other income (expense), net	862	(2,688)	(894)	(3,702)
Income from continuing operations before income taxes	69,482	67,088	118,358	138,066
Provision for income taxes	1,442	670	7,006	8,455
Net income from continuing operations	68,040	66,418	111,352	129,611
Loss from discontinued operations, net of taxes	(2,954)	(3,634)	(20,732)	(11,061)
Net income	$65,086	$62,784	$90,620	$118,550

Net income (loss) per share - basic:
Continuing operations	$0.42	$0.41	$0.68	$0.79
Discontinued operations	$(0.02)	$(0.03)	$(0.13)	$(0.06)
Net income per share - basic	$0.40	$0.38	$0.55	$0.73

Net income (loss) per share - diluted:
Continuing operations	$0.41	$0.40	$0.67	$0.78
Discontinued operations	$(0.02)	$(0.02)	$(0.12)	$(0.07)
Net income per share - diluted	$0.39	$0.38	$0.55	$0.71

Weighted average shares used to compute net income (loss) per share:
Basic	162,669	163,533	163,521	163,261
Diluted	165,168	166,321	165,951	166,076

Cash dividends per share	$—	$0.27	$0.53	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$65,086	$62,784	$90,620	$118,550
Other comprehensive income (loss):
Currency translation loss, net of taxes	(3,098)	(4,400)	(488)	(8,051)
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	283	529	475	1,476
Amortization included in operating expenses	400	101	1,233	323
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(62)	1,286	(1,236)	5,038
Reclassification of hedging loss (gain) included in cost of goods sold	45	(2,025)	(2,443)	(1,840)
Other comprehensive loss:	(2,432)	(4,509)	(2,459)	(3,054)
Total comprehensive income	$62,654	$58,275	$88,161	$115,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
  (unaudited)

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$505,082	$533,380
Accounts receivable, net	284,089	167,196
Inventories	239,962	255,980
Other current assets	71,661	63,362
Current assets held for sale	28,969	32,102
Total current assets	1,129,763	1,052,020
Non-current assets:
Property, plant and equipment, net	99,145	86,478
Goodwill	218,198	218,213
Other assets	57,271	62,333
Long-term assets held for sale	5,506	7,636
Total assets	$1,509,883	$1,426,680
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$363,781	$292,797
Accrued and other current liabilities	211,219	163,344
Current liabilities held for sale	34,642	38,766
Total current liabilities	609,642	494,907
Non-current liabilities:
Income taxes payable	67,885	72,107
Other non-current liabilities	85,347	91,195
Long-term liabilities held for sale	10,063	10,337
Total liabilities	772,937	668,546
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at December 31 and March 31, 2015
Conditionally authorized shares — 50,000 at December 31 and March 31, 2015
Additional paid-in capital	2,352	—
Less shares in treasury, at cost — 10,178 at December 31, 2015 and 8,625 at March 31, 2015	(114,737)	(88,951)
Retained earnings	934,879	930,174
Accumulated other comprehensive loss	(115,696)	(113,237)
Total shareholders’ equity	736,946	758,134
Total liabilities and shareholders’ equity	$1,509,883	$1,426,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net income	$90,620	$118,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,884	29,559
Amortization of other intangible assets	1,536	7,624
Share-based compensation expense	19,875	20,046
Impairment of investments	176	2,259
Gain on disposal of property, plant and equipment	—	(44)
Excess tax benefits from share-based compensation	(2,089)	(2,533)
Deferred income taxes	2,914	(3,151)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(115,814)	(131,026)
Inventories	18,066	(30,171)
Other assets	(9,329)	(6,592)
Accounts payable	68,763	111,310
Accrued and other liabilities	39,244	21,227
Net cash provided by operating activities	150,846	137,058
Investing activities:
Purchases of property, plant and equipment	(50,443)	(34,777)
Investment in privately held companies	(2,099)	(2,550)
Purchase of trading investments	(4,395)	(3,463)
Proceeds from sales of trading investments	4,668	3,856
Net cash used in investing activities	(52,269)	(36,934)
Financing activities:
Payment of cash dividends	(85,915)	(43,767)
Contingent consideration related to prior acquisition	—	(100)
Repurchases of ESPP awards	—	(1,078)
Purchases of treasury shares	(48,802)	—
Proceeds from sales of shares upon exercise of options and purchase rights	12,562	2,466
Tax withholdings related to net share settlements of restricted stock units	(5,357)	(7,456)
Excess tax benefits from share-based compensation	2,089	2,533
Net cash used in financing activities	(125,423)	(47,402)
Effect of exchange rate changes on cash and cash equivalents	(1,205)	(5,521)
Net increase (decrease) in cash and cash equivalents	(28,051)	47,201
Cash and cash equivalents, beginning of the period	537,038	469,412
Cash and cash equivalents, end of the period	$508,987	$516,613

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,417	$2,990

The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation	$2,207	$1,930
Amortization of other intangible assets	$1,089	$7,027
Purchases of property, plant and equipment	$1,431	$1,601
Cash and cash equivalents, beginning of the period	$3,659	$1,894
Cash and cash equivalents, end of the period	$3,905	$8,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive income (loss)	—	—	—	—	—	118,550	(3,054)	115,496
Tax effects from share-based awards	—	—	842	—	—	—	—	842
Sales of shares upon exercise of options and purchase rights	—	—	(1,609)	(238)	4,075	—	—	2,466
Issuance of shares upon vesting of restricted stock units	—	—	(18,438)	(1,059)	18,764	(7,782)	—	(7,456)
Share-based compensation expense	—	—	20,283	—	—	—	—	20,283
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
Cash dividends	—	—	—	—	—	(43,767)	—	(43,767)
December 31, 2014	173,106	$30,148	$—	8,909	$(93,671)	$1,043,293	$(88,856)	$890,914

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income (loss)	—	—	—	—	—	90,620	(2,459)	88,161
Tax effects from share-based awards	—	—	(1,749)	—	—	—	—	(1,749)
Sales of shares upon exercise of options and purchase rights	—	—	(2,327)	(1,147)	14,889	—	—	12,562
Issuance of shares upon vesting of restricted stock units	—	—	(13,484)	(802)	8,127	—	—	(5,357)
Share-based compensation expense	—	—	19,912	—	—	—	—	19,912
Purchases of treasury shares	—	—	—	3,502	(48,802)	—	—	(48,802)
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
December 31, 2015	173,106	$30,148	$2,352	10,178	$(114,737)	$934,879	$(115,696)	$736,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech is a world leader in products that connect people to the digital experiences they care about. Spanning multiple computing, communication and entertainment platforms, the Company develops and markets innovative hardware and software products that enable or enhance digital navigation, music and video entertainment, gaming, social networking, audio and video communication over the Internet and home-entertainment control.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, financial position, comprehensive income, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any future periods.

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business, and the Company met all other criteria to classify this business as held for sale. As a result, the Company has classified the results of Lifesize video conferencing business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale on its condensed consolidated balance sheets. On December 28, 2015, the Company and Lifesize, Inc., a wholly owned subsidiary of the Company (“Lifesize”) which holds the assets of the Company’s Lifesize video conferencing business, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with three venture capital firms. Immediately following the December 28, 2015 closing of the transactions contemplated by the Stock Purchase Agreement, the venture capital firms held 62.5% of the outstanding shares of Lifesize, which resulted in a divestiture of the Lifesize video conferencing business by the Company. The disposition of the Lifesize video conferencing business represents a strategic shift that will have a major effect on the Company's operations and financial results.

Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to our continuing operations and does not include results of Lifesize video conferencing business, which is classified as discontinued operations. See "Note 2 - Discontinued Operations" for more information.

Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. As a result of the events of December 28, 2015 described above and the decision to divest the Company's video conferencing segment, the composition of the Company's previously reported segments changed significantly, such that the remaining peripheral segment is the only segment reported in continuing operations.

Fiscal Year

The Company's fiscal year ends on March 31. Interim quarters end on the last Friday of each quarter. For purposes of presentation, the Company has indicated its quarterly periods as ending on the last day of the calendar quarter.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2015 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company adopted ASU No. 2014-08 on April 1, 2015 on a prospective basis and applied the guidance to its disposal of the Lifesize video conferencing business.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company is still evaluating whether to early adopt this guidance as the Company expects adoption will cause significant balance sheet reclassifications. See Note 6, “Balance Sheet Components” for details of the current and non-current deferred income taxes balances.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

Note 2 — Discontinued operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. Subsequently, on December 28, 2015 in the fourth quarter of fiscal year 2016, the Company and Lifesize, Inc.(“Lifesize”), a wholly owned subsidiary of the Company which holds the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with entities affiliated with three venture capital firms - Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2,500,000 shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2,500,000 and retained 12,000,000 non-voting shares of Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the total shares outstanding immediately after the closing of the transactions (the "Closing"). Lifesize also issued 17,500,000 shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17,500,000. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the total shares outstanding immediately after the Closing. In addition, Lifesize reserved 8,000,000 shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing (the “Employee Pool”), none of which are issued or outstanding at the Closing. The divestiture of the Lifesize video conferencing business is effective on December 28, 2015. The Stock Purchase Agreement contains representations, warranties and covenants of the parties and includes certain indemnification obligations of the Company to the Venture Investors. See “Note 10 - Commitments and Contingencies” for more information. The Stock Purchase Agreement also contains certain post-closing working capital adjustments. Post closing continuing involvement with the discontinued operations includes certain customary services and support which are expected to be provided to Lifesize during the transition period from December 28, 2015 until approximately the end of the third quarter of fiscal year 2017.

The disposition of the Lifesize video conferencing business represents a strategic shift as contemplated by ASC 205-20, Presentation of Financial statement - Discontinued Operations, ("ASC 205-20") that will have a major effect on the Company's operations and financial results. As such, the Company has classified the results of its Lifesize video conferencing business as discontinued operations in its condensed consolidated statement of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale on its condensed consolidated balance sheets for all periods presented. Evaluating whether the disposal of the business represents a strategic shift requires the Company's judgment. Also, evaluating whether the strategic shift will have a "major effect" on the Company's operations and financial results requires assessing not only quantitative factors but also the magnitude of qualitative factors.
The retained Series A Preferred Stock gives the Company no voting rights or other influence over the disposed Lifesize video conferencing business, and therefore is expected to be accounted for as a cost-method investment which is expected to be recognized at fair value. The Company expects to recognize a disposal gain of $15 million to $20 million as a result of the divestiture, which will be reported in discontinued operations included in the results of the fourth quarter of fiscal year 2016.

Discontinued operations include results of the Lifesize video conferencing business. Discontinued operations also includes other costs incurred by Logitech to effect the divestiture of the Lifesize video conferencing business. These costs include transaction charges, advisory and consulting fees and restructuring cost related to the Lifesize video conferencing business.

The following table presents financial results of the video conferencing segment classified as discontinued operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$21,553	$29,882	$65,554	$84,093
Cost of goods sold	8,240	11,206	24,951	30,062
Gross profit	13,313	18,676	40,603	54,031
Operating expenses:
Marketing and selling	8,877	15,822	31,550	44,112
Research and development	4,924	6,218	16,592	17,248
General and administrative	1,836	1,636	5,308	4,195
Restructuring charges (credits), net	1,064	(146)	8,070	(111)
Total operating expenses	16,701	23,530	61,520	65,444
Operating loss from discontinued operations	(3,388)	(4,854)	(20,917)	(11,413)
Interest expense and other expense, net	(47)	(328)	(180)	(385)
Loss from discontinued operations before income taxes	(3,435)	(5,182)	(21,097)	(11,798)
Benefit from income taxes	(481)	(1,548)	(365)	(737)
Net loss from discontinued operations	$(2,954)	$(3,634)	$(20,732)	$(11,061)

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities (in thousands):

	December 31, 2015	March 31, 2015
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$3,905	$3,659
Accounts receivable, net	10,360	12,627
Inventories	12,708	14,749
Other current assets	1,996	1,067
Total current assets	28,969	32,102
Property, plant and equipment, net	3,965	5,115
Other assets	1,541	2,521
Total non-current assets	5,506	7,636
Total assets classified as held for sale on the condensed consolidated balance sheets	$34,475	$39,738

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	2,434	7,198
Accrued and other current liabilities	32,208	31,568
Total current liabilities	34,642	38,766
Non-current liabilities	10,063	10,337
Total liabilities classified as held for sale on the condensed consolidated balance sheets	$44,705	$49,103

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2015 from discontinued operations (in thousands):

	December 31, 2015	March 31, 2015
Accounts receivable, net:
Accounts receivable	$13,397	$16,082
Allowance for accounts receivable	(3,037)	(3,455)
	$10,360	$12,627
Inventories:
Raw materials	$574	$332
Finished goods	12,134	14,417
	$12,708	$14,749

Property, plant and equipment, net:
Property, plant and equipment	16,019	16,672
Less: accumulated depreciation and amortization	(12,054)	(11,557)
	$3,965	$5,115

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2015 from discontinued operations (in thousands):

	December 31, 2015	March 31, 2015
Accrued and other current liabilities:
Accrued personnel expenses	$4,201	$3,992
Deferred revenue	24,499	24,423
Other current liabilities	3,508	3,153
	$32,208	$31,568
Non-current liabilities:
Long term deferred revenue	9,359	9,109
Other non-current liabilities	704	1,228
	$10,063	$10,337

Note 3 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net Income (loss):
Continuing operations	68,040	66,418	111,352	129,611
Discontinued operations	(2,954)	(3,634)	(20,732)	(11,061)
Net income	$65,086	$62,784	$90,620	$118,550

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	162,669	163,533	163,521	163,261
Effect of potentially dilutive equivalent shares	2,499	2,788	2,430	2,815
Weighted average shares outstanding - diluted	165,168	166,321	165,951	166,076

Net income (loss) per share - basic:
Continuing operations	$0.42	$0.41	$0.68	$0.79
Discontinued operations	$(0.02)	$(0.03)	$(0.13)	$(0.06)
Net income per share - basic	$0.40	$0.38	$0.55	$0.73

Net income (loss) per share - diluted:
Continuing operations	$0.41	$0.40	$0.67	$0.78
Discontinued operations	$(0.02)	$(0.02)	$(0.12)	$(0.07)
Net income per share - diluted	$0.39	$0.38	$0.55	$0.71

Share equivalents attributable to outstanding stock options and restricted stock units ("RSUs") of 6.3 million and 8.1 million for the three months ended December 31, 2015 and 2014, respectively, and 6.6 million and 8.1 million for the nine months ended December 31, 2015 and 2014, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2015, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2015 and 2014, excluding balances classified as discontinued operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of goods sold	$464	$560	$1,648	$1,725
Marketing and selling	2,484	2,552	6,545	6,659
Research and development	846	765	2,174	1,780
General and administrative	2,668	2,520	8,917	8,565
Restructuring	—	—	7	—
Total share-based compensation expense	6,462	6,397	19,291	18,729
Income tax benefit	(1,446)	(1,391)	(2,479)	(4,285)
Total share-based compensation expense, net of income tax	$5,016	$5,006	$16,812	$14,444

As of December 31, 2015 and March 31, 2015, the Company capitalized $0.5 million and $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.8 million and $1.8 million for the three months ended December 31, 2015 and 2014, respectively, and $8.6 million and $5.7 million for the nine months ended December 31, 2015 and 2014, respectively, was primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2015 was $1.4 million based on an effective income tax rate of 2.1% of pre-tax income, compared to an income tax provision of $0.7 million based on an effective income tax rate of 1.0% of pre-tax income for the three months ended December 31, 2014. The income tax provision for the nine months ended December 31, 2015 was $7.0 million based on an effective income tax rate of 5.9% of pre-tax income, compared to an income tax provision of $8.5 million based on an effective income tax rate of 6.1% of pre-tax income for the nine months ended December 31, 2014.

The change in the effective income tax rate for the three and nine months ended December 31, 2015, compared to the three and nine months ended December 31, 2014, is due to the mix of income and losses in the various tax jurisdictions in which the Company operates. In the three months ended December 31, 2015 and December 31, 2014, there was a discrete tax benefit of $8.4 million and $8.0 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the nine months ended December 31, 2015 and December 31, 2014, there was an additional discrete tax benefit of $2.2 million and $0.8 million, respectively, from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

On December 18, 2015, the enactment of the Protecting Americans from Tax Hikes Act of 2015 in the U.S. extended the federal research and development tax credit permanently which had previously expired on December 31, 2014. The income tax provision in the three and nine months ended December 31, 2015 reflected a $1.2 million tax benefit, respectively, as a result of the extension of the tax credit.

As of December 31 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $75.9 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $67.9 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions as of December 31, 2015, compared to $72.1 million in non-current income taxes payable and $0.1 million in current income taxes payable as of March 31, 2015.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2015, the Company had $4.3 million and $4.9 million of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2016, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $17.1 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 6— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2015, excluding balances classified as held for sale (in thousands):

	December 31, 2015	March 31, 2015
Accounts receivable, net:
Accounts receivable	$521,772	$328,373
Allowance for doubtful accounts	(666)	(707)
Allowance for sales returns	(19,838)	(17,236)
Allowance for cooperative marketing arrangements*	(46,036)	(24,919)
Allowance for customer incentive programs*	(74,692)	(47,364)
Allowance for pricing programs*	(96,451)	(70,951)
	$284,089	$167,196
Inventories:
Raw materials	$53,929	$36,044
Finished goods	186,033	219,936
	$239,962	$255,980
Other current assets:
Income tax and value-added tax receivables	$25,278	$19,318
Deferred tax assets	27,798	27,790
Prepaid expenses and other assets	18,585	16,254
	$71,661	$63,362
Property, plant and equipment, net:
Property, plant and equipment	368,969	332,562
Less: accumulated depreciation and amortization	(269,824)	(246,084)
	$99,145	$86,478
Other assets:
Deferred tax assets	$33,672	$39,310
Trading investments for deferred compensation plan	15,265	17,237
Other assets	8,334	5,786
	$57,271	$62,333

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2015, excluding balances classified as held for sale (in thousands):

	December 31, 2015	March 31, 2015
Accrued and other current liabilities:
Accrued personnel expenses	$52,956	$46,022
Indirect customer incentive programs *	32,080	19,730
Warranty accrual	12,099	12,630
Employee benefit plan obligation	1,969	1,219
Income taxes payable	3,732	5,759
Other current liabilities	108,383	77,984
	$211,219	$163,344
Non-current liabilities:
Warranty accrual	$7,407	$9,080
Obligation for deferred compensation plan	15,265	17,237
Employee benefit plan obligation	49,705	51,081
Deferred tax liability	1,761	1,936
Other non-current liabilities	11,209	11,861
	$85,347	$91,195

*The increase in the allowances for cooperative marketing arrangements, customer incentive programs, pricing programs and indirect customer incentive programs as of December 31, 2015 compared with March 31, 2015 was primarily the result of seasonality in the Company's business and changes in product mix, and increases in these marketing activities offset by price increases.

Note 7— Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2015		March 31, 2015
	Level 1	Level 2	Level 1	Level 2
Cash equivalents:
Cash equivalents	$80,000	$—	$264,597	$—
	$80,000	$—	$264,597	$—
Trading investments for deferred compensation plan:
Money market funds	$2,898	$—	$2,936	$—
Mutual funds	12,367	—	14,301	—
	$15,265	$—	$17,237	$—
Foreign exchange derivative assets	$—	$22	$—	$2,080
Foreign exchange derivative liabilities	$—	$1,108	$—	$75

There were no material Level 3 financial assets as of December 31 or March 31, 2015.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $15.3 million and $17.2 million as of December 31, 2015 and March 31, 2015, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three or nine months ended December 31, 2015 and 2014 were not significant and are included in other income (expense), net.

Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of December 31, 2015 or March 31, 2015. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments and their accounting line presentation on its Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015 (in thousands):

	Derivatives
	Asset		Liability
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Cash flow hedges	$17	$2,080	$1,032	$—

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Expense, Net
	2015	2014	2015	2014	2015	2014
Cash flow hedges	$(17)	$(739)	$45	$(2,025)	$64	$36

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold		Amount of Gain (Loss) Immediately Recognized in Other Expense, Net
	2015	2014	2015	2014	2015	2014
Cash flow hedges	$(3,679)	$3,198	$(2,443)	$(1,840)	$207	$(20)

Cash Flow Hedges

The Company enters into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in currency exchange rates. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the three or nine months ended December 31, 2015 and 2014. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $48.4 million and $43.5 million at December 31, 2015 and March 31, 2015, respectively. The Company estimates that $0.3 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2015 will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain foreign currency receivables or payables. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on currency exchange contracts are recognized in other income (expense), net based on the changes in fair value.

The notional amounts of currency exchange forward and swap contracts outstanding as of December 31 and March 31, 2015 relating to foreign currency receivables or payables were $81.8 million and $61.7 million, respectively. Open forward and swap contracts outstanding at December 31, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 8 — Goodwill and Other Intangible Assets

In accordance with ASC Topic 350-10 (“ASC 350-10”), the Company conducts a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. As of December 31, 2015 and March 31, 2015, all of the Company's goodwill is related to the peripherals reporting unit.

The Company performed its annual impairment analysis of the goodwill for its peripherals reporting unit at December 31, 2015 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit exceeded its carrying amount.  In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization to $2.5 billion as of December 31, 2015 from $2.3 billion a year ago, and budgeted-to-actual revenue performance from prior year.

The following table summarizes the activity in the Company’s goodwill balance during the nine months ended December 31, 2015 (in thousands):

As of March 31, 2015	$218,213
Currency impact	(15)
As of December 31, 2015	$218,198

Other Intangible Assets

Amortization expense for other intangible assets was $0.1 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively, and $0.4 million and $0.6 million for the nine months ended December 31, 2015 and 2014, respectively.

Note 9— Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $45.5 million as of December 31, 2015. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2015, the Company had outstanding bank guarantees of $21.8 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2015 or March 31, 2015.

Note 10 — Commitments and Contingencies

Product Warranties

All of the Company’s peripherals products sold are covered by warranty to be free from defects in material and workmanship. Except for the products sold prior to April 1, 2014, the standard warranty period up to five years, starting from April 1, 2014, which had the standard warranty for all new products launched was changed to two years from date of purchase for European Countries and generally one year from date of purchase for all other countries. At the time of sale, the Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future conditions. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly.

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Beginning of the period	$20,399	$22,204	$21,710	$24,380
Provision	1,870	2,381	5,804	6,607
Settlements	(2,763)	(2,493)	(8,008)	(8,895)
End of the period	$19,506	$22,092	$19,506	$22,092

Other Contingencies

The Company is subject to an ongoing formal investigation by the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC"), relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal 2014 Form 10-K, revision to the Company’s consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in the Company’s Amended Annual Report on Form10-K/A, filed on August 7, 2013, and the Company’s transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company has entered into an agreement with the Enforcement Staff to extend the statute of limitations. The Company is cooperating with the investigation and, after discussions with the Enforcement Staff, the Company made an offer of settlement to resolve the matter, which is subject to approval by the SEC.  The proposed settlement would be entered into by the Company without admitting or denying the SEC’s findings and would resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules, including the anti-fraud provisions.  Under the terms of the proposed settlement, the Company would pay $7.5 million in a civil penalty and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules. There is no assurance that the proposal will be approved by the SEC. In accordance with U.S. GAAP, the Company has made a corresponding accrual in its financial statements.

Guarantees

Logitech Europe S.A. guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of December 31, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2015, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

The Stock Purchase Agreement in connection with the investment by three venture capital firms in Lifesize, Inc. contains representations, warranties and covenants of Logitech and Lifesize, Inc. to the Investors. Logitech has agreed, subject to certain limitations, to indemnify the Investors and certain persons related to the Investors for certain losses resulting from breaches of or inaccuracies in such representations, warranties and covenants as well as certain other obligations, including third-party expenses, restructuring costs and pre-closing tax obligations of Lifesize.

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

Note 11— Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market with consideration given to Logitech’s stock price, market conditions and other factors. During the nine months ended December 31, 2015, 3.5 million shares were repurchased for $48.8 million. There were no share repurchases during the three months ended December 31, 2015, or the three and nine months ended December 31, 2014.

Cash Dividends on Shares of Common Stock

In September 2015, the Company declared and paid cash dividends of CHF 0.51 (USD equivalent of $0.53) per common share, totaling $85.9 million, on the Company’s outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

On total company basis, the components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2015	$(90,224)	$(26,964)	$3,951	$(113,237)
Other comprehensive income (loss)	(488)	1,708	(3,679)	(2,459)
December 31, 2015	$(90,712)	$(25,256)	$272	$(115,696)

(1)        Tax effect was not significant as of December 31 or March 31, 2015.

Note 12 — Segment Information

As discussed in "Note 1 — The Company and Summary of Significant Accounting Policies and Estimates", the Company's Peripherals segment remains as the sole reporting segment reported in continuing operations.

The Company's Peripherals segment continues to encompass the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures for Peripherals reports directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense and amortization of intangible assets.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Mobile Speakers	$85,081	$62,264	$206,175	$139,631
Gaming	77,706	70,188	189,000	164,570
Video Collaboration	26,216	16,935	67,460	45,968
Tablet & Other Accessories	35,873	55,100	73,222	114,974
Growth	224,876	204,487	535,857	465,143
Pointing Devices	139,711	141,789	381,364	382,524
Keyboards & Combos	116,531	114,051	324,458	325,217
Audio-PC & Wearables	57,300	56,741	149,341	162,480
PC Webcams	29,648	31,709	74,689	77,454
Home Control	25,684	25,116	48,548	56,224
Profit Maximization	368,874	369,406	978,400	1,003,899
Retail Strategic Sales	593,750	573,893	1,514,257	1,469,042
Non-Strategic	817	132	1,961	2,259
Retail	594,567	574,025	1,516,218	1,471,301
OEM	26,512	30,297	71,041	91,324
	$621,079	$604,322	$1,587,259	$1,562,625

Certain products within the retail product categories presented in prior periods have been reclassified to conform to the current periods' presentation.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Americas	$279,286	$266,499	$719,735	$678,343
EMEA	205,827	209,949	494,592	533,401
Asia Pacific	135,966	127,874	372,932	350,881
Total net sales	$621,079	$604,322	$1,587,259	$1,562,625

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 40% and 35% of the Company’s total consolidated net sales from continuing operations for the three months ended December 31, 2015 and 2014, respectively. No other single country represented more than 10% of the Company's total consolidated net sales during those periods. One customer group of the Company represented 13% and 14% of total consolidated net sales from continuing operations for the three months ended December 31, 2015 and 2014, respectively. Another customer group of the Company represented 13% of sales for the three months ended December 31, 2015.

The United States represented 40% and 36% of the Company’s total consolidated net sales from continuing operations for the nine months ended December 31, 2015 and 2014, respectively. No other single country represented more than 10% of the Company’s total consolidated net sales from continuing operations during those periods. One customer group of the Company represented 14% and 15% of the Company’s total consolidated net sales from continuing operations for the nine months ended December 31, 2015 and 2014, respectively. Another customer group of the Company represented 10% of total consolidated net sales from continuing operations for the nine months ended December 31, 2015.

Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales from continuing operations for all the periods presented herein.

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2015	March 31, 2015
Americas	$41,170	$44,263
EMEA	3,294	3,473
Asia Pacific	54,681	38,742
	$99,145	$86,478

Long-lived assets in the United States and China were $40.9 million and $50.3 million as of December 31, 2015, respectively, and $44.3 million and $33.4 million at March 31, 2015, respectively. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of December 31 or March 31, 2015. Long-lived assets in Switzerland, the Company’s home domicile, were $1.6 million and $1.5 million at December 31 and March 31, 2015, respectively.

Note 13 — Restructuring

Restructuring Charges

During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the nine months ended December 31, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, the Company expects to incur approximately $22 million to $25 million under this restructuring plan, including approximately $20.3 million to $23.3 million for cash severance and other personnel costs. Of these total amounts as of December 31, 2015, the Company has already paid $16.7 million. The Company expects to substantially complete this restructuring within the next 3 months.

The following tables summarize restructuring related activities during the nine months ended December 31, 2015 from continuing operations:

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$954	$—	$954
Charges, net	11,469	—	69	11,538
Cash payments	(3,727)	(796)	(44)	(4,567)
Accrual balance at June 30, 2015	$7,742	$158	$25	$7,925
Charges, net	3,124	38	(16)	3,146
Cash payments	(4,608)	(115)	(9)	(4,732)
Accrual balance at September 30, 2015	$6,258	$81	$—	$6,339
Credits, net	(1,049)	299	84	(666)
Cash payments	(1,716)	(255)	6	(1,965)
Accrual balance at December 31, 2015	$3,493	$125	$90	$3,708

The following tables summarize restructuring related activities during the nine months ended December 31, 2015 from discontinued operations:

	Restructuring - Discontinued Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$85	$—	$85
Charges, net	1,325	—	132	1,457
Cash payments	(948)	—	(107)	(1,055)
Accrual balance at June 30, 2015	$377	$85	$25	$487
Charges, net	5,442	—	107	5,549
Cash payments	(504)	(7)	(132)	(643)
Accrual balance at September 30, 2015	$5,315	$78	$—	$5,393
Charges, net	376	—	688	1,064
Cash payments	(3,688)	(7)	(13)	(3,708)
Accrual balance at December 31, 2015	$2,003	$71	$675	$2,749	*

* Includes $2.2 million in accrued and other current liabilities in continuing operations as it's expected to be paid by the continuing operations pursuant to the transaction occurred on December 28, 2015 (See Note 2) and thus does not meet the held for sale criteria pursuant to ASC 360.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited Condensed Consolidated Financial Statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the timing of our restructuring, its impact on our financial results and its composition, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our belief that our disclosure controls and procedures are effective at the reasonable assurance level, the results of any inquiry of the SEC and/or potential litigation related to the restatement of our consolidated financial statements and potential settlement thereof, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. Subsequently, on December 28, 2015 in the fourth quarter of fiscal year 2016, the Company and Lifesize, Inc., (“Lifesize”) a wholly owned subsidiary of the Company which holds the assets of our video conferencing reportable segment, entered into a stock purchase agreement (the “Stock Purchase

Agreement”) with entities affiliated with three venture capital firms - Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, we sold 2,500,000 shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2,500,000 and retained 12,000,000 non-voting shares of Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the total shares outstanding immediately after the closing of the transactions (the "Closing"). Lifesize also issued 17,500,000 shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17,500,000. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the total shares outstanding immediately after the Closing. In addition, Lifesize reserved 8,000,000 shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing (the “Employee Pool”), none of which are issued or outstanding at the Closing. The divestiture of the Lifesize video conferencing business is effective on December 28, 2015. The Stock Purchase Agreement contains representations, warranties and covenants of the parties and includes certain indemnification obligations of the Company to the Ventures Investors. See “Note 10 - Commitments and Contingencies” for more information. The Stock Purchase Agreement also contains certain post-closing working capital adjustments. Post closing continuing involvement with the discontinued operations include certain customary services and support which are expected to be provided to Lifesize during the transition period from December 28, 2015 until approximately the end of the third quarter of fiscal year 2017.

The disposition of the Lifesize video conferencing business represents a strategic shift as contemplated by ASC 205-20, Presentation of Financial statement - Discontinued Operations, ("ASC 205-20") that will have a major effect on our operations and financial results. As such, we have classified the results of its Lifesize video conferencing business as discontinued operations in our condensed consolidated statement of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in its condensed consolidated balance sheet for all periods presented. See "Note 1 - The Company and Summary of Significant Accounting Policies" and "Note 2 - Discontinued Operations". We expect to recognize a disposal gain of $15 million to $20 million as a result of the divestiture, which will be reported in discontinued operations included in the results of fourth quarter of fiscal year 2016. Unless indicated otherwise, the information included in Item 2 relates to our continuing operations and historical financial segment information has been recast to conform to this new presentation within our financial statements.

As a result of the event discussed above, the composition of our previously reported segments changed significantly, such that the remaining peripheral segment is the only segment reported in continuing operations, which encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. We classify our retail product categories as growth, profit maximization, and non-strategic. Our growth product categories are: Mobile Speakers, Gaming, and Tablet & Other Accessories. Our profit maximization categories are: Pointing Devices, Keyboards & Combos, Audio-PC & Wearables, PC Webcams, and Home Control. See Note 12 to our unaudited condensed consolidated financial statements for information regarding our business and the geographies in which we operate.

Our brand, portfolio management, product development and engineering teams are responsible for product strategy, technological innovation, product design and development and to bring our products to market.

Our design organization is responsible for developing and building the Logitech brand, consumer insights and digital marketing. Our regional retail sales and marketing activities are organized into three geographic areas: Americas (North and South America), EMEA (Europe, Middle East and Africa) and Asia Pacific (including, among other countries, China, Taiwan, Japan and Australia).

We sell our products to a network of retailers including direct sales to retailers and indirect sales through distributors. Our worldwide retail network includes wholesale distributors, consumer electronics retailers, mass merchandisers, specialty electronics, computers and telecommunications stores, value-added resellers and online merchants. Sales of our retail peripherals were 96% and 94% of our net sales for the nine months ended December 31, 2015 and 2014, respectively. The large majority of our revenues have historically been derived from sales of our retail peripherals products for use by consumers. Sales to OEM customers were 4% and 6% of our net sales for the nine months ended December 31, 2015 and 2014, respectively. In April 2015, we announced our intent to exit the OEM business. The OEM business exit plan was completed in December 2015.

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

Adoption of New Accounting Pronouncements

We have adopted ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" on a prospective basis and applied the guidance to our disposed Lifesize video conferencing business. See "Note 1 - The Company and Summary of Significant Accounting Policies and Estimates" to the condensed consolidated financial statements for more information.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP (Generally Accepted Accounting Principles in the United States of America) requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results could materially differ from those estimates. Management has discussed the development, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. As of December 31, 2015, all of the Company's goodwill is related to the peripherals reporting unit.

We performed our annual impairment analysis of the goodwill at December 31, 2015 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of the peripheral reporting unit exceeded its carrying amount. Refer to the Note 8 to the consolidated financial statements included in this report of our Form 10-Q for the disclosures.

There have been no other new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 that are of significance, or potential significance to the Company.

Summary of Financial Results

Our total net sales for the three months ended December 31, 2015 increased 2.8% compared to the three months ended December 31, 2014, due to stronger retail sales, partially offset by declines in OEM.

Our total net sales for the nine months ended December 31, 2015 increased 1.6% compared to the nine months ended December 31, 2014.

Total retail sales increased 4% and units sold increased 1% during the three months ended December 31, 2015, compared to the three months ended December 31, 2014. We experienced an increase in sales of 5% in the Americas region, an increase in sales of 9% in the Asia Pacific region, and a decrease in sales of 1% in the EMEA region.

Total retail sales increased 3% and units sold remained flat during the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014. We experienced an increase in sales of 7% in the Americas region, an increase in sales of 11% in the Asia Pacific region, and a decrease in sales of 6% in the EMEA region.

OEM net sales decreased 12% and 22%, in the three and nine months ended months ended December 31, 2015, respectively, compared to the three and nine months ended December 31, 2014. The decline was expected as we announced, in April 2015, our plan to exit the OEM business which was completed in December 2015.

Our gross margin for the three months ended December 31, 2015 decreased to 33.6% from 35.2% for the three months ended December 31, 2014. Our gross margin for the nine months ended December 31, 2015 decreased to 34.0% from 36.1% for the nine months ended December 31, 2014. The decrease in gross margin is primarily driven by the unfavorable fluctuations in currency exchange rates, partially offset by sales price increase, savings from supply chain efficiency, and a one-time inventory reserve release following the successful depletion of our OEM inventory of approximately $5 million in the current quarter.

Operating expenses for the three months ended December 31, 2015 were 22.5% of net sales, compared to 23.7% in the same period of the prior fiscal year. The decrease was primarily due to the savings from general and administration expenses, favorable currency impact, reduction related to the prior year's independent Audit committee investigation and related expenses, partially offset by the increase in research and development expense.

Operating expenses for the nine months ended December 31, 2015 were 26.5% of net sales, compared to 27.1% in the same period of the prior fiscal year. The decrease was primarily due to the savings from general and administration expenses, favorable currency impact, reduction related to the prior year's independent Audit committee investigation and related expenses, partially offset by the increase in research and development expense and restructuring charges related to our restructuring plan announced in April 2015.

Net income from continuing operations for the three and nine months ended December 31, 2015 was $68.0 million and $111.4 million, respectively, compared to net income from continuing operations of $66.4 million and $129.6 million in the three and nine months ended December 31, 2014, respectively.

Net loss from discontinued operations for the three and nine months ended December 31, 2015 were $3.0 million and $20.7 million, respectively, compared to net loss from discontinued operations of $3.6 million and $11.1 million in the three and nine months ended December 31, 2014, respectively.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results in fiscal year 2016 have been affected by significant shifts in currency exchange rates compared to fiscal year 2015. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well.

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

We believe our future growth will be determined by our ability to create innovative products in a timely manner across multiple digital platforms in our growth categories such as tablets and smartphones, gaming, digital music devices and video collaboration, to offset the decline in our PC peripherals categories. The following discussion represents key trends in our business.
Trends Specific to our business
Mobile Speakers:    The mobile speaker market grew throughout fiscal year 2015 and the first nine months of fiscal year 2016 driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products and our ability to gain market share during fiscal year 2015 and the first half of fiscal year 2016, have driven our growth in Mobile Speakers.

Gaming:    The PC Gaming platform continues to show strong growth as online and multi-platform gaming gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC Gaming market growth.

PC Peripherals (Pointing Devices, Keyboards & Combos, PC Webcams and Audio - PC & Wearables):    Although the installed base of PC users is large, consumer demand for new PCs has declined in recent years. As a consequence, consumer demand for PC peripherals is slowing, or in some cases declining. Our PC speakers sales are expected to decline as consumers migrate towards mobile speaker solutions such as UE Boom.

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

Tablets and Other Accessories:    Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a variety of products for the Apple and Android platforms, including keyboard and folios that enhance the consumers mobile device experiences.We have seen the market decline starting in fiscal year 2015 with continued declines in the first nine months of fiscal year 2016 for the iPad platform, which has impacted the sales of our tablet peripherals.

OEM Business:    Sales of our OEM mice and keyboards have historically made up the bulk of our OEM sales. In recent years, there has been a dramatic shift away from desktop PCs and there continues to be weakness in the global market for PCs, which has adversely affected our sales of OEM mice and keyboards, all of which are sold with name-brand desktop PCs. As a result, we announced in April 2015 to exit our OEM business and the exit of our OEM business was completed in December 2015.

Trends in Non-Strategic Peripherals Product Categories:    We continue to evaluate our product offerings and exit those which no longer support our strategic direction.
Business Application Suite: In fiscal year 2016, we implemented the upgrade of our worldwide business application suite from Oracle version 11i to Oracle version R12. This upgrade created delays in our processing of customer claims related to cooperative marketing arrangements, direct and indirect customer incentive programs and pricing programs. While we are working on enhancing the operational efficiency of the claims processing module in our worldwide business application suite, this has resulted and it may continue to result in higher accruals and allowances for such programs.

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

Results of Operations

Net Sales

Net sales by channel for the three and nine months ended December 31, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Retail	$594,567	$574,025	4%	$1,516,218	$1,471,301	3%
OEM	26,512	30,297	(12)	71,041	91,324	(22)
Total net sales	$621,079	$604,322	3	$1,587,259	$1,562,625	2

Retail:

Our net retail sales in the three and nine months ended December 31, 2015 increased 4% and 3%, respectively, compared to the same periods of the prior fiscal year. Sales increases in the Americas and Asia pacific regions, partially offset by a decrease in the EMEA region during the three and nine months ended December 31, 2015. If currency exchange rates had been constant in the three and nine months ended December 31, 2015 and 2014, our constant dollar retail sales would have increased by 9% and 10%, respectively.

 OEM:

OEM net sales decreased 12% and 22% in the three and nine months ended December 31, 2015, respectively, compared to the same periods of the prior fiscal year. Given our heightened focus on our growing Retail Strategic business, the planned exit of our OEM business was completed in December 2015. If currency exchange rates had been constant in the three and six months ended December 31, 2015 and 2014, our constant dollar OEM net sales would have decreased by 12% and 22%, respectively.

Allowances and Accruals for Marketing and Pricing Items

As discussed in the Note 6 to our condensed consolidated financial statements, the increase in the allowances and accruals for cooperative marketing arrangements, customer incentive programs and pricing programs ("Marketing and Pricing Items") as of December 31, 2015 compared with March 31, 2015 was primarily the result of seasonality in the Company's business and changes in product mix, and increases in Marketing and Pricing Items offset by price increases.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and nine months ended December 31, 2015, compared to the three and nine months ended December 31, 2014:

	Three Months Ended December 31, 2015 Change in Sales	Nine Months Ended December 31, 2015 Change in Sales
Americas	5%	7%
EMEA	(1)	(6)
Asia Pacific	9	11

Americas:

Retail sales in the Americas region increased 5% and 7%, respectively, during the three and nine months ended December 31, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2015 and 2014, our constant dollar retail sales would have increased 7% and 8%, respectively. This increase was led by growth in Video Collaboration and Mobile Speakers.

EMEA:

Retail sales in the EMEA region decreased 1% and 6%, respectively, during the three and nine months ended December 31, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2015 and 2014, our constant dollar retail sales would have increased 10% and 6%, respectively. Excluding the currency impact, this increase was led by growth in Gaming, Video Collaboration and Mobile Speakers.

Asia Pacific:

Retail sales in the Asia Pacific region increased 9% and 11% during the three and nine months ended December 31, 2015, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2015 and 2014, our constant dollar retail sales would have increased 15% and 17%, respectively. We achieved sales increases in Video Collaboration, Mobile Speakers, Gaming, Keyboards & Combos, and PC Webcams during the three and nine months ended December 31, 2015.

Net Sales by Product Category

Net sales by product category for the three and nine months ended December 31, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Mobile Speakers	$85,081	$62,264	37%	$206,175	$139,631	48%
Gaming	77,706	70,188	11	189,000	164,570	15
Video Collaboration	26,216	16,935	55	67,460	45,968	47
Tablet & Other Accessories	35,873	55,100	(35)	73,222	114,974	(36)
Growth	224,876	204,487	10	535,857	465,143	15
Pointing Devices	139,711	141,789	(1)	381,364	382,524	—
Keyboards & Combos	116,531	114,051	2	324,458	325,217	—
Audio-PC & Wearables	57,300	56,741	1	149,341	162,480	(8)
PC Webcams	29,648	31,709	(6)	74,689	77,454	(4)
Home Control	25,684	25,116	2	48,548	56,224	(14)
Profit Maximization	368,874	369,406	—	978,400	1,003,899	(3)
Retail Strategic Sales	593,750	573,893	3	1,514,257	1,469,042	3
Non-Strategic	817	132	519	1,961	2,259	(13)
Retail	594,567	574,025	4	1,516,218	1,471,301	3
OEM	26,512	30,297	(12)	71,041	91,324	(22)
	621,079	604,322	3	1,587,259	1,562,625	2
Certain products within the retail product categories presented in prior periods have been reclassified to conform to the current period's presentation.
Retail Strategic Sales
During the three and nine months ended December 31, 2015, Retail Strategic sales increased 3% and 3%, respectively, compared to the same periods of prior fiscal year. If currency exchange rates had been constant for the three and nine months ended December 31, 2015 and 2014, our constant dollar retail strategic sales would have increased 9% and 10%, respectively.
Retail Strategic - Growth Categories:
During the three and nine months ended December 31, 2015, Retail Strategic sales - Growth categories increased 10% and 15%, respectively, compared to the same periods of prior fiscal year. If currency exchange rates had been constant for the three and nine months ended December 31, 2015 and 2014, our constant dollar Retail Strategic sales - Growth categories would have increased 17% and 23%, respectively.

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Retail sales and units sold of Mobile Speakers increased 37% and 34%, respectively, for the three month period ended December 31, 2015, compared to the same period of the prior fiscal year. Retail sales and units sold of Mobile Speakers increased 48% and 38%, respectively, for the nine month period ended December 31, 2015, compared to the same period of the prior fiscal year. Mobile Speaker sales increased significantly for both periods primarily due to the introduction of the UE Megaboom in the fourth quarter of fiscal year 2015 and the UE BOOM 2 in the second quarter of fiscal year 2016.

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales and units sold of Gaming increased 11% and 16%, respectively, for the three months ended December 31, 2015, compared to the same period of the prior fiscal year. Retail sales and units sold of Gaming increased 15% and 14%, respectively, for the nine months ended December 31, 2015, compared to the same period of the prior fiscal year. Gaming sales increased significantly for both periods primarily driven by increases in Gaming keyboards and Gaming headsets with the new product launch of G933 and G633 headsets.

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small and medium sized user groups.

Retail sales of Video Collaboration increased 55% and units sold increased 64% in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. Retail sales of Video Collaboration increased 47% and units sold increased 51% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year. The increases in both periods were primarily due to growth in our conference cams.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 35% and units sold decreased 38% in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. The reduction in sales reflects the combination of a declining market for iPad shipments, partially offset by the new product introduction of Create backlit tablet keyboard case for iPad Pro.

Retail sales of Tablet & Other Accessories decreased 36% and units sold decreased 27% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year.

Retail Strategic - Profit Maximization Categories:

During the three and nine months ended December 31, 2015, Retail Strategic sales - Profit Maximization categories remained flat and decreased 3%, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant for the three and nine months ended December 31, 2015 and 2014, our constant dollar Retail Strategic sales - Profit Maximization categories would have increased 5% and 3%, respectively.

Pointing Devices

Our retail Pointing Devices category comprises mice, touchpads and presenters.

Retail sales of Pointing Devices decreased 1% and units sold were flat in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. Sales decreased in low-end and mid-range products, partially offset by an increase at the high end due to the new product introduction of the MX Master Wireless Mouse and MX Anywhere 2 Wireless Mouse.

Retail sales of Pointing Devices remained flat while retail units sold decreased 1% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year.

Keyboards and Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos increased 2% and units sold increased 4% in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. Sales growth in the Americas region was partially offset by sales decline in the EMEA region. The sales increase was primarily driven by cordless products, partially offset by a decrease in living room keyboard products.

Retail sales of Keyboards & Combos remained flat and units sold increased 3% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and in-ear earphones.

Audio-PC & Wearables sales increased 1% and units sold decreased 7% in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. The increase was driven by the new product introduction of the Z533 Speaker in the second quarter of fiscal year 2016.

Audio-PC & Wearables sales decreased 8% and units sold decreased 9% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year. The decrease was primarily due to decreases in PC speaker retail sales, reflecting a category in structural decline as music consumption migrates to mobile platforms.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales decreased 6% and units sold decreased 1% in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. The decrease was primarily driven by the declines in the Americas and EMEA regions, partially offset by growth in the Asia Pacific region.

Retail PC Webcams sales decreased 4% and units sold decreased 5% in the nine months ended December 31, 2015, compared to the same period in the prior fiscal year.

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales increased 2% and units sold were flat in the three months ended December 31, 2015, compared to the same period of the prior fiscal year. The increase was due to the new product introduction of the Harmony Elite.

 Home Control retail sales decreased 14% and units sold decreased 5% in the nine months ended December 31, 2015, compared to the same period of the prior fiscal year.

Non-Strategic

This category comprises a variety of products out of which we currently intend to transition, or have already transitioned, because they are no longer strategic to our business. Product categories included in this category mainly consist of TV Camera, Digital Video Security, TV and home speakers, and Keyboard/ Desktop accessories.

OEM

OEM sales decreased 12% and units sold decreased 50% during the three months ended December 31, 2015, compared to the same period of the prior fiscal year. As announced in April 2015, the plan to exit the OEM business by the end of December 2015 was complete.

OEM sales decreased 22% and units sold decreased 29% during the nine months ended December 31, 2015, compared to the same period of the prior fiscal year.

Gross Profit

Gross profit for three and nine months ended December 31, 2015 and 2014 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Net sales	$621,079	$604,322	3%	$1,587,259	$1,562,625	2%
Cost of goods sold	412,582	391,715	5	1,048,312	998,842	5
Gross profit	$208,497	$212,607	(2)	$538,947	$563,783	(4)
Gross margin	33.6%	35.2%		34.0%	36.1%

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs, write-down of inventories and amortization of intangible assets.

Gross margin decreased for the three and nine months ended December 31, 2015 compared to the same periods of the prior fiscal year. The decrease in gross margin is primarily driven by the unfavorable fluctuations in currency exchange rates, partially offset by sales price increase, savings from supply chain efficiency, and a one-time inventory reserve release following the successful depletion of our OEM inventory of approximately $5 million in the current quarter.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2015 and 2014 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change
Marketing and selling	$87,295	$87,486	—%	$241,924	$246,103	(2)%
% of net sales	14.1%	14.5%		15.2%	15.7%
Research and development	29,273	27,397	7	86,336	80,009	8
% of net sales	4.7%	4.5%		5.4%	5.1%
General and administrative	24,080	28,172	(15)	77,966	96,762	(19)
% of net sales	3.9%	4.7%		4.9%	6.2%
Restructuring charges (credits), net	(666)	—	NM	14,018	(35)	NM
% of net sales	(0.1)%	—%		0.9%	—%
Total operating expenses	$139,982	$143,055	(2)	$420,244	$422,839	(1)%
% of net sales	22.5%	23.7%		26.5%	27.1%

NM=Not Meaningful.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support and facilities costs.

During the three months ended December 31, 2015, marketing and selling expenses remained flat compared to the same period in the prior fiscal year.

During the nine months ended December 31, 2015, marketing and selling expenses decreased 2% compared to the same period in the prior fiscal year. The decrease was primarily due to savings from exiting the OEM business and currency impact offset by investments in growth product categories.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended December 31, 2015, research and development expenses increased 7% compared to the same period in the prior fiscal year. The increase was primarily due to a $0.6 million increase in our Digital Music products development as well as a $0.5 million investment increase in Seeds (new business opportunities) development.

During the nine months ended December 31, 2015, research and development expenses increased 8% compared to the same period in the prior fiscal year. The increase was primarily due to a $4.4 million investment increase in Seeds development as well as a $1.3 million investment in our Digital Music products.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs for the finance, information systems, executive, people & culture, legal and facilities functions.

During the three months ended December 31, 2015, general and administrative expenses decreased 15% compared to the same period in the prior fiscal year. The decrease was primarily due to a $2.8 million reduction related to the prior year's independent Audit committee investigation and related expenses and a $0.9 million facility cost savings from building consolidation.

During the nine months ended December 31, 2015, general and administrative expenses decreased 19% compared to the same period in the prior fiscal year. The decrease was primarily due to a $19.0 million reduction related to the prior year's independent Audit committee investigation and a $3.7 million facility cost savings from office building consolidation, partially offset by a $3.5 million additional accrual for our proposed settlement with the SEC (see Other Contingencies for more details).

Restructuring Charges

During the first quarter of fiscal year 2016, we implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen our focus on its cloud-based offering, and streamline our overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred during the nine months ended December 31, 2015 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Condensed Consolidated Statements of Operations. On a total company basis, including Lifesize business as reported in discontinued operations, we expect to incur approximately $22 million to $25 million under this restructuring plan, including approximately $20.3 million to $23.3 million for cash severance and other personnel costs, and expect to substantially complete this restructuring within the next 3 months. We have paid $16.7 million as of December 31, 2015, on a total company basis. We expect this restructuring will save personnel-related costs and other overhead costs, and we expect to use the savings from the restructuring to offset currency impacts and to invest in future growth.

The following table summarizes restructuring related activities during the nine months ended December 31, 2015 (in thousands).

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$954	$—	$954
Charges, net	11,469	—	69	11,538
Cash payments	(3,727)	(796)	$(44)	(4,567)
Accrual balance at June 30, 2015	7,742	158	25	7,925
Charges, net	3,124	38	(16)	3,146
Cash payments	(4,608)	(115)	(9)	(4,732)
Accrual balance at September 30, 2015	$6,258	$81	$—	$6,339
Credits, net	(1,049)	299	84	(666)
Cash payments	(1,716)	(255)	6	(1,965)
Accrual balance at December 31, 2015	$3,493	$125	$90	$3,708

	Restructuring - Discontinued Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$85	$—	$85
Charges, net	1,325	—	132	1,457
Cash payments	(948)		(107)	(1,055)
Accrual balance at June 30, 2015	$377	$85	$25	$487
Charges, net	5,442	—	107	5,549
Cash payments	(504)	(7)	(132)	(643)
Accrual balance at September 30, 2015	$5,315	$78	$—	$5,393
Charges, net	376	—	688	1,064
Cash payments	(3,688)	(7)	(13)	(3,708)
Accrual balance at December 31, 2015	$2,003	$71	$675	$2,749

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities. Other charges primarily consist of legal, consulting and other costs related to employee terminations.

Other income (expense), net

Other income and expense for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Investment income (loss) related to deferred compensation plan	$348	$66	$(278)	$714
Currency exchange gains (losses)	442	(792)	(690)	(2,366)
Investment impairment and others	72	(1,962)	74	(2,050)
	$862	$(2,688)	$(894)	$(3,702)

We recognized a $0.4 million currency exchange gain and a $0.7 million currency exchange loss during the three and nine months ended December 31, 2015, respectively. Currency exchange gains (losses) relate to balances denominated in currencies other than the functional currency of our subsidiaries, to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts.

Investment impairment and others declined by $2.0 million primarily due to a $2.3 million investment impairment resulting from the write-down of an investment in a privately held company in prior periods.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Provision for income taxes	$1,442	$670	$7,006	$8,455
Effective income tax rate	2.1%	1.0%	5.9%	6.1%

The change in the effective income tax rate for the three and nine months ended December 31, 2015, compared to the three and nine months ended December 31, 2014, is due to the mix of income and losses in the various tax jurisdictions in which we operate. In the three months ended December 31, 2015 and December 31, 2014, there was a discrete tax benefit of $8.4 million and $8.0 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the nine months ended December 31, 2015 and December 31, 2014, there was an additional discrete tax benefit of $2.2 million and $0.8 million, respectively, from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

On December 18, 2015, the enactment of the Protecting Americans from Tax Hikes Act of 2015 in the U.S. extended the federal research and development tax credit permanently which had previously expired on December 31, 2014. The income tax provision in the three and nine months ended December 31, 2015 reflected a $1.2 million tax benefit, respectively, as a result of the extension of the tax credit.

As of December 31 and March 31, 2015, the total amount of unrecognized tax benefits due to uncertain tax positions was $75.9 million and $79.0 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $505.1 million compared to $533.4 million at March 31, 2015. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 69% is held by our subsidiaries in Switzerland, 18% is held by our subsidiaries in Hong Kong and China, 5% is held by our subsidiaries in the United States, and 8% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of December 31, 2015, our working capital was $520.1 million compared to working capital of $557.1 million at March 31, 2015. The decrease was primarily due to lower cash and cash equivalents, primarily as a result of dividend payments and share repurchases, lower inventory balances due to seasonality and higher accounts payable and accrued liabilities, partially offset by higher accounts receivable, net.

On a total company basis, during the nine months ended December 31, 2015, we generated $150.8 million cash from operating activities. Our main cash outflows of operating cash resulted from increases in accounts receivable, partially offset by decreases in inventories and increases in accounts payable and accrued liabilities. Net cash used in investing activities was $52.3 million, primarily from $50.4 million of capital expenditure in computer hardware and software, tooling and equipment. Net cash used in financing activities was $125.4 million, primarily related to dividend payments of $85.9 million, share repurchases of $48.8 million and tax withholdings related to net share settlements of restricted stock units (RSUs) of $5.4 million, partially offset by $12.6 million of proceeds from sales of shares upon exercise of options and purchase rights.

We had several uncommitted, unsecured bank lines of credit aggregating $45.5 million as of December 31, 2015. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2015, we had outstanding bank guarantees of $21.8 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands), on a total company basis:

	Nine Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$150,846	$137,058
Net cash used in investing activities	(52,269)	(36,934)
Net cash used in financing activities	(125,423)	(47,402)
Effect of exchange rate changes on cash and cash equivalents	(1,205)	(5,521)
Net increase (decrease) in cash and cash equivalents	$(28,051)	$47,201

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2015 and 2014 (dollars in thousands):

	As of December 31
	2015	2014
Accounts receivable, net	$284,089	$291,142
Inventories	$239,962	$233,289
Working capital	$520,121	$559,371
Days sales in accounts receivable (“DSO”) (Days) (1)	41	43
Inventory turnover (“ITO”) (x)(2)	6.9	6.7

(1)             DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2)               ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

On a total company basis, during the nine months ended December 31, 2015, we provided cash of $150.8 million from operating activities, compared to $137.1 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include a reduction in inventory in the current year compared to an increase in the same period of prior year, an increase in accounts receivable in the current year compared to the same period of prior year, and a decrease in net income of $27.9 million, for the nine months ended December 31, 2015, compared to the nine months ended December 31, 2014.

Inventory turnover as of December 31, 2015 remained consistent compared to that as of December 31, 2014. The increase in inventories compared with December 31, 2014 was primarily due to new products introductions, adjusting our inventory strategy to transition from ODM to in-house production and utilizing sea shipments more extensively than air delivery since the fourth quarter of fiscal year 2015. If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the nine months ended December 31, 2015 and 2014 (in thousands), on a total company basis:

	Nine Months Ended December 31,
	2015	2014
Purchases of property, plant and equipment	$(50,443)	$(34,777)
Investment in privately held companies	(2,099)	(2,550)
Purchases of trading investments	(4,395)	(3,463)
Proceeds from sales of trading investments	4,668	3,856
Net cash used in investing activities	$(52,269)	$(36,934)

Our expenditures for property, plant and equipment during the nine months ended December 31, 2015 and 2014 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The increase in purchases of property, plant and equipment during the nine months ended December 31, 2015 is mainly arising from the building of production lines to accommodate the in-house manufacturing of certain products compared with purchase from third parties in the prior period to align with our goal of cost saving.

The purchases and sales of trading investments in the nine months ended December 31, 2015 and 2014 represent mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held by a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2015 and 2014 (in thousands), on a total company basis:

	Nine Months Ended December 31,
	2015	2014
Payment of cash dividends	$(85,915)	$(43,767)
Contingent consideration related to prior acquisition	—	(100)
Repurchases of ESPP awards	—	(1,078)
Purchases of treasury shares	(48,802)	—
Proceeds from sales of shares upon exercise of options and purchase rights	12,562	2,466
Tax withholdings related to net share settlements of restricted stock units	(5,357)	(7,456)
Excess tax benefits from share-based compensation	2,089	2,533
Net cash used in financing activities	$(125,423)	$(47,402)

During the nine months ended December 31, 2015, 3.5 million shares were repurchased for $48.8 million. There were no share repurchases during the nine months ended December 31, 2014.

During the nine months ended December 31, 2015, we declared and paid cash dividends of CHF0.51 (USD equivalent of $0.53) per common share, totaling $85.9 million in U.S. Dollars, out of retained earnings. Proceeds from the sale of shares upon exercise of options and purchase rights pursuant to our stock plans during the nine months ended December 31, 2015 and 2014 were $12.6 million and $2.5 million, respectively. The payment of required tax withholdings related to net share settlements of RSUs during the nine months ended December 31, 2015 and 2014 was $5.4 million and $7.5 million, respectively.

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

In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. During the second quarter of fiscal year 2016, we paid a cash dividend of CHF 83.1 million (U.S. Dollar amount of $85.9 million) out of retained earnings. During fiscal year 2015, we paid a cash dividend of CHF 43.1 million (U.S. Dollar amount of $43.8 million) out of retained earnings.

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the nine months ended December 31, 2015, 3.5 million shares were repurchased for $48.8 million. There were no share repurchases during the three months ended December 31, 2015, or the three and nine months ended December 31, 2014.

During the first quarter of fiscal year 2016, we announced that we were committing to pursue a restructuring, including exiting the OEM business, reorganizing Lifesize to sharpen our focus on its cloud-based offering, and streamlining our overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. We expect to incur approximately $22 million to $25 million under this restructuring plan, and we have paid $16.7 million as of December 31, 2015, on a total company basis. We expect to substantially complete this restructuring within the next 3 months. We expect this restructuring will save personnel-related costs and other overhead costs, and we expect to use the savings from the restructuring to offset currency impact and to invest in future growth.

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

Operating Leases

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of December 31, 2015 were not material.

Purchase Commitments

As of December 31, 2015, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Other Contingencies

We are subject to an ongoing formal investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC), relating to certain issues including the accounting for Revue inventory valuation reserves that resulted in the restatement described in the fiscal year 2014 Annual Report on Form 10-K, revision to our consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in our Amended Annual Report on Form 10-K/A, filed on August 7, 2013, and our transactions with a distributor for fiscal year 2007 through fiscal year 2009. We have entered into an agreement with the Enforcement Staff to extend the statute of limitations. We are cooperating with the investigation and, after discussions with the Enforcement Staff, we made an offer of settlement to resolve the matter, which is subject to approval by the SEC.  The proposed settlement would be entered into by us without admitting or denying the SEC’s findings and would resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules, including the anti-fraud provisions.  Under the terms of the proposed settlement, we would pay $7.5 million in a civil penalty and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules. There is no assurance that the proposal will be approved by the SEC. In accordance with U.S. GAAP, we have made a corresponding accrual in our financial statements.

Guarantees

Logitech Europe S.A., one of our wholly owned subsidiaries, guaranteed payments of third-party contract manufacturers' purchase obligations. As of December 31, 2015, the maximum amount of this guarantee was $3.8 million, of which $1.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2015, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

The Stock Purchase Agreement that we entered into in connection with the investment by three venture capital firms in Lifesize, Inc. contains representations, warranties and covenants of Logitech and Lifesize, Inc. to the Investors. Subject to certain limitations, we have agreed to indemnify the Investors and certain persons related to the Investors for certain losses resulting from breaches of or inaccuracies in such representations, warranties and covenants as well as certain other obligations, including third party expenses, restructuring costs and pre-closing tax obligations of Lifesize.

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

We report our results in U.S. Dollars. Changes in currency exchange rates compared to the U.S. Dollar can have a material impact on our results when the financial statements of our non-U.S. subsidiaries are translated into U.S. Dollars. For example, for the three months ended December 31, 2015, approximately 46% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales than the favorable impact on our operating expense, resulting in an adverse impact on our operating results. The average exchange rate for the U.S. Dollar for the three months ended December 31, 2015 has strengthened against most of the currencies for the same period in the prior fiscal year, which adversely impacted our actual results for the three months ended December 31, 2015, including our net sales, net income and cash flows from operations and our growth rates year over year.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of December 31, 2015. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Mexican Peso	$19,163	$(1,742)	$2,129
U.S. Dollar	Japanese Yen	18,051	(1,641)	2,006
U.S. Dollar	Australian Dollar	16,074	(1,461)	1,786
U.S. Dollar	Canadian Dollar	10,676	(971)	1,186
U.S. Dollar	Indian Rupee	2,382	(217)	265
U.S. Dollar	Korean Wan	(838)	76	(93)
U.S. Dollar	Swiss Franc	(2,377)	216	(264)
U.S. Dollar	Singapore Dollar	(6,688)	608	(743)
U.S. Dollar	Taiwanese Dollar	(14,636)	1,331	(1,626)
U.S. Dollar	Chinese Renminbi	(33,144)	3,013	(3,683)
Swiss Franc	British Pound	(1,115)	101	(124)
Euro	British Pound	11,512	(1,047)	1,279
Euro	Turkish Lira	1,472	(134)	164
Euro	U.S. Dollar	555	(50)	62
Euro	Croatian Kuna	505	(46)	56
Euro	Swedish Krona	(1,223)	111	(136)
		$20,369	$(1,853)	$2,264

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of December 31, 2015, net liabilities held in CNY totaled 33.1 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the three or nine months ended December 31, 2015 or 2014. Cash flows from such hedges are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. As of December 31, 2015 and March 31, 2015, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $48.4 million and $43.5 million, respectively. Deferred realized gains of $1.3 million were recorded in accumulated other comprehensive loss as of December 31, 2015, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.0 million related to open cash flow hedges were recorded in accumulated other comprehensive income as of December 31, 2015, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain foreign currency receivables or payables. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in other income (expense), net based on the changes in fair value.

The notional amounts of currency exchange contracts outstanding as of December 31, 2015 and March 31, 2015 relating to foreign currency receivables or payables were $81.8 million and $61.7 million, respectively. The contracts outstanding at December 31, 2015 and March 31, 2015 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2015 and December 31, 2014 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, our channel partners have also reduced their inventory levels for PC peripherals in periods of PC market decline. In addition, our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, the impact of sovereign debt issues in Europe, the impact of low oil prices on Russia and conflicts with either local or global financial implications in places such as Russia and Ukraine, create unpredictability and add risk to our future outlook.

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

The peripherals industry is intensely competitive. The peripherals industry is characterized by large, well-financed competitors, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets, and price sensitivity in the OEM market. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

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

Tablet & Other Accessories. We primarily manufacture tablet keyboards and other accessories for Apple products, such as iPad and iPhone, and Android products. Competitors in the tablet keyboard market are Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are the one of the market leaders in the tablet keyboard market, and as we continue to expand our product portfolio to other tablet and mobile device products, we expect the competition will increase. Other large tablet and mobile device manufacturers, such as Apple and Samsung, could offer tablet keyboards and other accessories along with their tablet and other mobile device products. If such manufacturers of tablets and other mobile devices compete with us in the Tablet and Other Accessories category without substantially growing the peripherals market, it could adversely affect our ability to succeed in this growth category.

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

If our sales channel partners have excess inventory of our products or decide to decrease their inventories for any reason, they may decrease the amount of products they acquire in subsequent periods, causing disruption in our business and adversely affecting our forecasts and sales.

Over the past few years, we have expanded the types of products we sell, and the geographic markets in which we sell them. The changes in our product portfolio and the expansion of our sales markets have increased the difficulty of accurately forecasting product demand.

In addition, during fiscal year 2016 we are increasing the percentage of our peripheral products that we manufacture in our own facilities. This increases the inventory that we purchase and maintain to support such manufacturing. We are also utilizing sea shipments more extensivley than air delivery, which will cause us to build and ship products to our distribution centers earlier and will also result in increases in inventory. These operational shifts increase the risk that we have excess or obsolete inventory if we do not accurately forecast product demand.

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

Our turnaround strategy over the past couple years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business and with our decreasing revenues. We restructured our business in fiscal years 2015 and 2014, and we are continuing to restructure in fiscal year 2016 as we divest or discontinue non-strategic product categories, we're exiting our OEM business and we're reorganizing our Lifesize reporting unit.  In addition, we are continuing the rationalization of our G&A, infrastructure and indirect procurement to reduce operating expenses.

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

During the third quarter of fiscal year 2013, the declining trends in our PC peripherals accelerated, and we made a strategic decision to divest or discontinue certain non-strategic product categories and products. We continue to review our product portfolio and update our non-strategic product categories and products. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million and $214.5 million non-cash goodwill impairment charge in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing reporting unit. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

We reserve for cooperative marketing arrangements, direct and indirect customer incentive programs and pricing programs with our sales channel partners. These reserves are based on judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors. There could be significant differences between the actual costs of such arrangements and programs and our estimates.

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

We have been expanding the categories of products we sell, such as entering new markets and introducing products for tablets, other mobile devices, digital music, and video collaboration. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios and by the increasing attempts by companies in the technology industries to enjoin their competitors from selling products that they claim infringe their intellectual property rights. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

10.1**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015.

10.2**	Employment Agreement between Logitech Inc. and Vincent Pilette, dated as of December 18, 2015.

10.3**	Employment Agreement between Logitech Inc. and L. Joseph Sullivan, dated as of December 18, 2015.

10.4**	Employment Contract between Logitech Europe S.A. and Marcel Stolk, dated as of December 18, 2015.

10.5
Series B Preferred Stock Purchase Agreement by and among Logitech International S.A., Lifesize, Inc., and entities affiliated with Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners, dated December 28, 2015

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

January 22, 2016