Form 10-Q
period 2016-06-30
LOGITECH INTERNATIONAL SA
filed 2016-07-29
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016, there were 161,733,462 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2017 ended on July 1, 2016. The same quarter in the prior fiscal year ended on June 26, 2015. For purposes of presentation, the Company has indicated its quarterly periods as ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Net sales	$479,864	$447,686
Cost of goods sold	309,625	289,753
Amortization of intangible assets and purchase accounting effect on inventory	1,613	—
Gross profit	168,626	157,933
Operating expenses:
Marketing and selling	83,872	75,796
Research and development	31,951	28,002
General and administrative	25,740	28,812
Amortization of intangible assets and acquisition-related costs	1,293	168
Restructuring charges (credits), net	(85)	11,538
Total operating expenses	142,771	144,316
Operating income	25,855	13,617
Interest income, net	151	255
Other expense, net	(1,008)	(1,019)
Income before income taxes	24,998	12,853
Provision for (benefit from) income taxes	3,057	(7)
Net income from continuing operations	21,941	12,860
Loss from discontinued operations, net of taxes	—	(5,423)
Net income	$21,941	$7,437

Net income (loss) per share - basic:
Continuing operations	$0.14	$0.08
Discontinued operations	—	(0.03)
Net income per share - basic	$0.14	$0.05

Net income (loss) per share - diluted:
Continuing operations	$0.13	$0.08
Discontinued operations	—	(0.04)
Net income per share - diluted	$0.13	$0.04

Weighted average shares used to compute net income (loss) per share:
Basic	162,130	164,431
Diluted	164,303	166,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$21,941	$7,437
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(296)	2,618
Defined benefit pension plans:	0
Net gain (loss) and prior service costs, net of taxes	310	(1,130)
Amortization included in operating expenses	433	416
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	965	(2,262)
Reclassification of hedging loss (gain) included in cost of goods sold	740	(2,460)
Other comprehensive income (loss):	2,152	(2,818)
Total comprehensive income	$24,093	$4,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$440,111	$519,195
Accounts receivable, net	192,242	142,778
Inventories	247,792	228,786
Other current assets	36,533	35,488
Total current assets	916,678	926,247
Non-current assets:
Property, plant and equipment, net	87,044	92,860
Goodwill	244,880	218,224
Other intangible assets	49,262	—
Other assets	87,090	86,816
Total assets	$1,384,954	$1,324,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$292,664	$241,166
Accrued and other current liabilities	167,317	173,764
Total current liabilities	459,981	414,930
Non-current liabilities:
Income taxes payable	59,720	59,734
Other non-current liabilities	106,333	89,535
Total liabilities	626,034	564,199
Commitments and contingencies (Note 12)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at June 30 and March 31, 2016
Conditionally authorized shares — 50,000 at June 30 and March 31, 2016
Additional paid-in capital	—	6,616
Less shares in treasury, at cost — 11,374 at June 30, 2016 and 10,697 at March 31, 2016	(144,663)	(128,407)
Retained earnings	983,268	963,576
Accumulated other comprehensive loss	(109,833)	(111,985)
Total shareholders’ equity	758,920	759,948
Total liabilities and shareholders’ equity	$1,384,954	$1,324,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,941	$7,437
Non-cash items included in net income:
Depreciation	13,105	10,516
Amortization of intangible assets	1,708	732
Loss (gain) on equity-method investment	(1)	103
Share-based compensation expense	8,517	6,749
Excess tax benefits from share-based compensation	(3,280)	(665)
Deferred income taxes	(1,048)	(6,732)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(48,661)	(41,208)
Inventories	(10,007)	(54,164)
Other assets	(1,171)	(2,383)
Accounts payable	42,769	34,541
Accrued and other liabilities	(10,135)	19,475
Net cash provided by (used in) operating activities	13,737	(25,599)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,420)	(15,290)
Investment in privately held companies	(320)	(240)
Acquisition, net of cash acquired	(53,987)	—
Purchase of other intangible asset	(715)	—
Release of restricted cash	715	—
Purchase of trading investments	(4,229)	(903)
Proceeds from sales of trading investments	4,231	840
Net cash used in investing activities	(61,725)	(15,593)
Cash flows from financing activities:
Purchases of treasury shares	(24,422)	(8,814)
Proceeds from sales of shares upon exercise of options and purchase rights	599	4,066
Tax withholdings related to net share settlements of restricted stock units	(9,185)	(1,296)
Excess tax benefits from share-based compensation	3,280	665
Net cash used in financing activities	(29,728)	(5,379)
Effect of exchange rate changes on cash and cash equivalents	(1,368)	1,761
Net decrease in cash and cash equivalents	(79,084)	(44,810)
Cash and cash equivalents, beginning of the period	519,195	537,038
Cash and cash equivalents, end of the period	$440,111	$492,228

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,502	$10,358

The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation	$—	$705
Amortization of other intangible assets	$—	$564
Share-based compensation expense	$—	$226
Purchases of property, plant and equipment	$—	$385
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$1,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income	—	—	—	—	—	7,437	(2,818)	4,619
Tax effects from share-based awards	—	—	2,948	—	—	—	—	2,948
Sales of shares upon exercise of options	—	—	(1,651)	(369)	5,717	—	—	4,066
Issuance of shares upon vesting of restricted stock units	—	—	(3,754)	(157)	2,458	—	—	(1,296)
Share-based compensation expense	—	—	6,761	—	—	—	—	6,761
Purchase of treasury shares	—	—	—	577	(8,814)	—	—	(8,814)
June 30, 2015	173,106	$30,148	$4,304	8,676	$(89,590)	$937,611	$(116,055)	$766,418

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	21,941	2,152	24,093
Tax effects from share-based awards	—	—	(704)	—	—	—	—	(704)
Sales of shares upon exercise of options	—	—	206	(52)	393	—	—	599
Issuance of shares upon vesting of restricted stock units	—	—	(14,709)	(861)	7,773	(2,249)	—	(9,185)
Share-based compensation expense	—	—	8,591	—	—	—	—	8,591
Purchases of treasury shares	—	—	—	1,590	(24,422)	—	—	(24,422)
June 30, 2016	173,106	$30,148	$—	11,374	$(144,663)	$983,268	$(109,833)	$758,920

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

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2016, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 23, 2016.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended June 30, 2016.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2016 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for discretionary customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, restructuring charges, contingent consideration from business acquisitions, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-9"). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally to be effective for the Company on April 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on April 1, 2018. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined whether it will early adopt this guidance or the impact of the new standard on its condensed consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”. The guidance is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)", which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the full effect that ASU 2016-02 will have on its condensed consolidated financial statements and will adopt the standard effective April 1, 2019.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is evaluating the effect that ASU 2016-09 will have on its condensed consolidated financial statements and the timing of the adoption of this standard.

Note 2 — Discontinued operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. Subsequently, on December 28, 2015 in the fourth quarter of fiscal year 2016, the Company and Lifesize, Inc.(“Lifesize”), a wholly owned subsidiary of the Company which held the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the “Stock

Purchase Agreement”) with entities affiliated with three venture capital firms - Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2.5 million shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2.5 million and retained 12 million non-voting shares of Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the total shares outstanding immediately after the closing of the transactions (the "Closing"). Lifesize also issued 17.5 million shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17.5 million. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the total shares outstanding immediately after the Closing. In addition, Lifesize reserved 8 million shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing (the “Employee Pool”), none of which are issued or outstanding at the Closing. The divestiture of the Lifesize video conferencing business was effective on December 28, 2015. The Stock Purchase Agreement contains representations, warranties and covenants of the parties and includes certain indemnification obligations of the Company to the Venture Investors. See “Note 12 - Commitments and Contingencies” for more information. The Stock Purchase Agreement also contains certain post-closing working capital adjustments. Post closing continuing involvement with the discontinued operations includes certain customary services and support which are expected to be provided to Lifesize during the transition period from December 28, 2015 until approximately the end of the third quarter of fiscal year 2017.

The Company has classified the results of its Lifesize video conferencing business as discontinued operations in its condensed consolidated statements of operations for all periods presented since the disposition of the Lifesize video conferencing business represents a strategic shift that has a major effect on the Company's operations and financial results. The retained Series A Preferred Stock gives the Company no voting rights or any other significant influence over the disposed Lifesize video conferencing business, and therefore is accounted for as a cost method investment which is initially recognized at fair value of $5.6 million at the date of disposition of the Lifesize video conferencing business.

Discontinued operations include results of the Lifesize video conferencing business. Discontinued operations also include other costs incurred by Logitech to effect the divestiture of the Lifesize video conferencing business. These costs include transaction charges, advisory and consulting fees and restructuring cost related to the Lifesize video conferencing business.

The following table presents financial results of the video conferencing segment classified as discontinued operations for the three months ended June 30, 2015 (in thousands):

Three Months Ended June 30,
2015
Net sales	$22,634
Cost of goods sold	8,838
Gross profit	13,796
Operating expenses:
Marketing and selling	11,631
Research and development	5,663
General and administrative	1,692
Restructuring charges, net	1,457
Total operating expenses	20,443
Operating loss from discontinued operations	(6,647)
Interest expense and other expense, net	(93)
Loss from discontinued operations before income taxes	(6,740)
Benefit from income taxes	(1,317)
Net loss from discontinued operations	$(5,423)

Note 3 — Business Acquisition

On April 20, 2016 ("Acquisition Date"), the Company acquired all of the equity interest of JayBird, LLC (“Jaybird”), a Utah limited liability company that develops Bluetooth earbuds, activity trackers, and accessories for sports and active lifestyles, for a purchase price of $54.2 million, including a working capital adjustment and payment of line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two year period (the "Jaybird Acquisition"). If the net revenue growth targets are met, the Company will pay $25.0 million and $20.0 million in fiscal year 2018 and 2019, respectively. The acquisition is expected to accelerate Logitech’s entry into the wireless wearables space.

The Jaybird business meets the definition of a business and is accounted for using the acquisition method. The fair value of consideration transferred for the Jaybird Acquisition consisted of the following (in thousands):

Purchase price	$54,242
Fair value of contingent consideration (earn-out)	18,000
Fair value of total consideration transferred	$72,242

The fair value of the earn-out payments at the acquisition date was determined by providing risk adjusted earnings projections using a Monte Carlo Simulation, using inputs not observable in the market and therefore represents a Level 3 measurement. The fair value of this earn-out is discussed further in Note 8 - "Fair Value Measurements" to the condensed consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$255
Accounts receivable	272
Inventories	10,214
Other current assets	611
Property, plant, and equipment	1,165
Intangible assets	50,280
Other assets	27
Total identifiable assets acquired	62,824
Accounts payable	(10,513)
Accrued liabilities	(1,227)
Other current liabilities	(5,226)
Other long-term liabilities	(283)
Net identifiable assets acquired	$45,575
Goodwill	26,667
Net assets acquired	$72,242

The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by the management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed and the fair value of contingent consideration, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

Goodwill is primarily attributable to the assembled workforce, and anticipated synergies expected to arise after the acquisition. Goodwill is expected to be deductible for tax purpose.

Inventory is estimated at net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. Upon sales of the inventory, the difference between the fair value of the inventories and the amount recognized by the acquiree immediately before the acquisition date, which is $0.7 million, is recognized in "Amortization of intangibles assets and purchase accounting effect on inventories" in the condensed consolidated statements of operations.

The Company included Jaybird's estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning April 20, 2016. Pro forma results of operations for the Jaybird Acquisition have not been presented because they are not material to the condensed consolidated statements of operations. The results of operations for Jaybird has been included in the Company's condensed consolidated statements of operations from the acquisition date. Jaybird contributed $14.3 million net sales and $1.8 million operating loss, which includes $1.7 million amortization of intangible assets resulting from the acquisition and $0.7 million of purchase accounting effect on inventory.

The Company incurred acquisition-related costs of approximately $0.5 million during the three months ended June 30, 2016. The acquisition-related costs are included in "Amortization of intangible assets and acquisition related costs" in the operating expense of the condensed consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired at their preliminary estimated fair values and their estimated useful lives as of the date of acquisition (in thousands, except useful life):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$18,450	4
In-process research & development ("IPR&D")	2,550	Not Applicable
Customer relationships	19,900	8
Trade name	9,380	6
Total intangible assets acquired	$50,280

Except for IPR&D, intangible assets acquired as a result of the Jaybird acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of developed technology of $0.9 million during the three months ended June 30, 2016 is included in "Amortization of intangible assets and purchase accounting effect of inventory" in the gross profit of the condensed consolidated statements of operations. Amortization of the intangible asset of customer relationship and trade name of $0.8 million during the three months ended June 30, 2016 is included in "Amortization of intangible assets and acquisition related costs" in the operating expense of the condensed consolidated statements of operations.

Developed technology relates to existing bluetooth wireless sports earbuds. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Jaybird. The economic useful life was determined based on historical customer turnover rates and the industry benchmarks.

Trade name relates to the “Jaybird” trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The value of developed technology and trade names were estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible asset to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade names were valued using royalty rates of 10% and 2.5%, respectively, and both discounted at a rate of 16%.

The value of customer relationships was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the customer relationships, which was discounted at a rate of 16%.

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or abandonment of the associated research and development efforts. If the research and development efforts are completed, the IPR&D intangible asset will be amortized over the estimated useful lives to be determined as of the date the efforts are completed. IPR&D is tested for impairment annually or periodically if an indicator of impairment exists during the period until completion. The expected release date of the IPR&D is during fiscal year 2017 to fiscal year 2018.

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2016	2015
Net Income (loss):
Continuing operations	$21,941	$12,860
Discontinued operations	—	(5,423)
Net income	$21,941	$7,437

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	162,130	164,431
Effect of potentially dilutive equivalent shares	2,173	2,464
Weighted average shares outstanding - diluted	164,303	166,895

Net income (loss) per share - basic:
Continuing operations	$0.14	$0.08
Discontinued operations	—	(0.03)
Net income per share - basic	$0.14	$0.05

Net income (loss) per share - diluted:
Continuing operations	$0.13	$0.08
Discontinued operations	—	(0.04)
Net income per share - diluted	$0.13	$0.04

Share equivalents attributable to outstanding stock options and restricted stock units ("RSUs") of 5.7 million and 7.3 million for the three months ended June 30, 2016 and 2015, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2016, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three months ended June 30, 2016 and 2015, excluding balances classified as discontinued operations (in thousands):

	Three Months Ended June 30,
	2016	2015
Cost of goods sold	$675	$605
Marketing and selling	3,437	2,064
Research and development	914	673
General and administrative	3,491	3,174
Restructuring	—	7
Total share-based compensation expense	8,517	6,523
Income tax benefit	(1,815)	(1,337)
Total share-based compensation expense, net of income tax	$6,702	$5,186

As of June 30, 2016 and 2015, the Company capitalized $0.5 million and $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.8 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively, was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2016 was $3.1 million based on an effective income tax rate of 12.2% of pre-tax income, compared to a nominal tax income benefit for the three months ended June 30, 2015.

The change in the effective income tax rate for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is due to the mix of income and losses in the various tax jurisdictions in which the Company operates. In the three months ended June 30, 2015, there was a discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of June 30 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $70.3 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $59.7 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions as of June 30 and March 31, 2016.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2016, the Company had $3.8 million and $3.6 million of accrued interest and penalties related to uncertain tax positions, respectively.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2017, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $15.5 million from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Note 7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2016 (in thousands):

	June 30, 2016	March 31, 2016
Accounts receivable, net:
Accounts receivable	$372,634	$332,553
Allowance for doubtful accounts	(677)	(667)
Allowance for sales returns	(19,856)	(18,526)
Allowance for cooperative marketing arrangements	(26,951)	(28,157)
Allowance for customer incentive programs*	(52,576)	(60,872)
Allowance for pricing programs	(80,332)	(81,553)
	$192,242	$142,778
Inventories:
Raw materials	$39,881	$48,489
Finished goods	207,911	180,297
	$247,792	$228,786
Other current assets:
Income tax and value-added tax receivables	$21,368	$22,572
Prepaid expenses and other assets	15,165	12,916
	$36,533	$35,488
Property, plant and equipment, net:
Property, plant and equipment at cost	$374,056	371,212
Less: accumulated depreciation and amortization	(287,012)	(278,352)
	$87,044	$92,860
Other assets:
Deferred tax assets	$56,245	$56,208
Trading investments for deferred compensation plan	14,997	14,836
Investments held in privately held companies	9,567	9,247
Other assets	6,281	6,525
	$87,090	$86,816

*The decrease in the allowances for customer incentive programs as of June 30, 2016 compared with March 31, 2016 was due to claim processing.

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2016 (in thousands):

	June 30, 2016	March 31, 2016
Accrued and other current liabilities:
Accrued personnel expenses	$46,068	$46,025
Indirect customer incentive programs	28,937	28,721
Warranty accrual	13,628	11,880
Employee benefit plan obligation	1,461	1,285
Income taxes payable	1,493	1,553
Other current liabilities	75,730	84,300
	$167,317	$173,764
Non-current liabilities:
Warranty accrual	$8,124	$8,500
Obligation for deferred compensation plan	14,997	14,836
Employee benefit plan obligation	53,218	53,909
Deferred tax liability	1,665	1,665
Contingent consideration for business acquisition	18,000	—
Other non-current liabilities	10,329	10,625
	$106,333	$89,535

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

The following table presents the Company’s financial assets and liabilities, that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2016			March 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$60,000	$—	$—	$10,000	$—	$—

Trading investments for deferred compensation plan:
Money market funds	$35	$—	$—	$3,467	$—	$—
Mutual funds	14,962	—	—	11,369	—	—
Total of trading investments for deferred compensation plan	$14,997	$—	$—	$14,836	$—	$—

Foreign exchange derivative assets	$—	$186	$—	$—	$10	$—

Liabilities:
Acquisition-related contingent consideration	$—	$—	$18,000	$—	$—	$—
Foreign exchange derivative liabilities	$—	$231	$—	$—	$1,132	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $15.0 million and $14.8 million as of June 30, 2016 and March 31, 2016, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three months ended June 30, 2016 and 2015 were not significant and are included in other expense, net.

Acquisition-related contingent consideration

The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisition") represents the future potential earn-out payments of up to $45 million based on the achievement of certain net revenue growth targets over approximately a two year period. If the net revenue growth targets are met, the Company will pay $25 million and $20 million in fiscal year 2018 and 2019, respectively. The fair value of the earn-out was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such a risk adjusted discount rate of 16% and projected revenues of Jaybird over the earn-out period. The fair-value of the earn-out at the acquisition date of $18 million was recorded by the Company as of the Acquisition Date. The fair value of the contingent consideration is calculated on a quarterly basis. There was no change in the fair-value during the quarterly period ended June 30, 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no impairments of long-lived assets during the three months ended June 30, 2016 or 2015.

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

Included in non-marketable investments primarily is the Company’s investment in Series A Preferred Stock of Lifesize recorded at the fair value of $5.6 million on the date of the Lifesize divestiture.

The aggregate recorded amount of cost method investments included in other assets at June 30, 2016 and March 31, 2016 was $7.4 million and $7.4 million, respectively.

Note 9 - Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of June 30, 2016 or March 31, 2016. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016 (in thousands):

	Derivatives
	Asset		Liability
	June 30, 2016	March 31, 2016	June 30, 2016	March 31, 2016
Cash flow hedges	$186	$10	$—	$1,038

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2016	2015	2016	2015
Cash flow hedges	$1,705	$(4,722)	$740	$(2,460)

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

Such gains and losses were not material during the three months ended June 30, 2016 and 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $64.6 million and $39.8 million at June 30, 2016 and March 31, 2016, respectively. The Company estimates that $0.1 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2016 will be reclassified into earnings within the next 12 months.

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

The notional amounts of currency exchange forward and swap contracts outstanding as of June 30 and March 31, 2016 relating to foreign currency receivables or payables were $50.6 million and $63.7 million, respectively. Open forward and swap contracts outstanding at June 30, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 10 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of the goodwill annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2016 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activity in the Company’s goodwill balance during the three months ended June 30, 2016 (in thousands):

As of March 31, 2016	$218,224
Business acquisition (See Note 3)	26,667
Currency impact	(11)
As of June 30, 2016	$244,880

Other Intangible Assets

Amortization expense for other intangible assets was $1.7 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.

Note 11 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $44.6 million as of June 30, 2016. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2016, the Company had outstanding bank guarantees of $15.6 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2016 or March 31, 2016.

Note 12 — Commitments and Contingencies

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

Changes in the Company’s warranty liability for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Beginning of the period	$20,380	$21,710
Assumed from business acquisition	1,813	—
Provision	3,177	1,913
Settlements	(3,428)	(2,568)
Currency impact	(190)	229
End of the period	$21,752	$21,284

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

Guarantees

Logitech Europe S.A. guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of June 30, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2016, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 13 — Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or trading plan or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three months ended June 30, 2016 and 2015, 1.6 million and 0.6 million shares were repurchased for $24.4 million and $8.8 million, respectively.

Accumulated Other Comprehensive Loss

On total company basis, the components of accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2016	$(84,038)	$(26,171)	$(1,776)	$(111,985)
Other comprehensive income (loss)	(296)	743	1,705	2,152
June 30, 2016	$(84,334)	$(25,428)	$(71)	$(109,833)

(1)        Tax effect was not significant as of June 30 or March 31, 2016.

Note 14 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges, net, share-based compensation expense and amortization of intangible assets, and the charges (credits) from purchase accounting effect.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Mobile Speakers	$57,296	$40,544
Audio-PC & Wearables	56,579	45,699
Gaming	56,500	43,670
Video Collaboration	23,910	21,176
Home Control	11,167	10,254
Pointing Devices	116,783	116,985
Keyboards & Combos	118,019	105,829
Tablet & Other Accessories	13,885	18,809
PC Webcams	25,262	21,681
Other (1)	463	741
Total net retail sales	479,864	425,388
OEM	—	22,298
Total net sales	$479,864	$447,686

(1)	Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Americas	$222,625	$215,675
EMEA	142,922	119,612
Asia Pacific	114,317	112,399
Total net sales	$479,864	$447,686

Sales are attributed to countries on the basis of the customers’ locations. The United States represented 41% and 42% of the Company’s total consolidated net sales from continuing operations for the three months ended June 30, 2016 and 2015, respectively. No other single country represented more than 10% of the Company's total consolidated net sales during those periods. One customer group of the Company represented 13% and 14% of total consolidated net sales from continuing operations for the three months ended June 30, 2016 and 2015, respectively. Another customer group of the Company represented 12% of sales for the three months ended June 30, 2016.

Revenues from sales to customers in Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales from continuing operations for all the periods presented herein.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2016	March 31, 2016
Americas	$40,883	$40,221
EMEA	3,017	3,194
Asia Pacific	43,144	49,445
	$87,044	$92,860

Long-lived assets in the United States and China were $38.1 million and $38.1 million as of June 30, 2016, respectively, and $40.0 million and $44.5 million at March 31, 2016, respectively. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of June 30 or March 31, 2016. Long-lived assets in Switzerland, the Company’s home domicile, were $1.5 million and $1.7 million at June 30 and March 31, 2016, respectively.

Note 15 — Restructuring

During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges (credits) incurred during the three months ended June 30, 2016 under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the condensed consolidated statements of operations. On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, the Company has incurred approximately $25.4 million under this restructuring plan, including approximately $24.3 million for cash severance and other personnel costs. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2016.

The following tables summarize restructuring related activities during the three months ended June 30, 2016:

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our belief that our disclosure controls and procedures are effective at the reasonable assurance level, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We design, manufacture and market products that allow people to connect through music, gaming, video, computing, and other digital platforms. Our products participate in five large markets that all have growth potential:

•
Music:  This market is comprised of both wired and wireless devices that capitalize on the rapid growth of streaming music. Products in this category include mobile speakers, audio-PC & wearables, and headsets connecting to all music services used on both PCs and mobile devices.

•
Gaming:  The Gaming market includes products designed for PCs and gaming consoles as well as devices designed to deliver new gaming experiences such as virtual and augmented reality. The rapid rise of eSports, and the promise of new implementations in virtual and augmented reality present growth opportunities in this market. Our products in Gaming include mice and keyboards, headsets, gamepads and steering wheels.

•
Video Collaboration:  Video Collaboration is focused on delivering solutions that enable real-time video, audio and content sharing capability to businesses and individuals. With the rapid adoption of cloud-based solutions that can lower the cost of adoption, our devices and solutions enable the rapid deployment of these cloud-based services through our platform agnostic, easy-to-use end points and peripherals.

•
Home:  The connected home is a market in its early stages of formation and growth. The push to realize the vision of the Internet-of-Things is delivering more and more connected devices that populate our homes, from the more traditionally connected devices like set-top boxes and digital entertainment devices to things like appliances, lighting, door locks and thermostats. We have a foundation for growth in this market through the entertainment control capabilities in our Harmony products.

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

In fiscal years prior to fiscal year 2016, we had two segments: Peripherals, including retail and OEM products; and Lifesize Video Conferencing. During fiscal year 2016, we divested the Lifesize Video Conferencing segment, and exited the OEM business. Our financial results treat the Lifesize segment as discontinued operations for all the periods presented in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the information included in Item 2 relates to our continuing operations and historical financial information has been recast to conform to this presentation within our condensed consolidated financial statements.

On April 20, 2016, we acquired Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45 million based on achievement of growth targets over two years. Jaybird is a leader in wireless audio wearables for sports and active lifestyles, and the acquisition of Jaybird expands our long-term growth potential in our Music market.

Summary of Financial Results

Our net sales for the three months ended June 30, 2016 increased 7% compared to the three months ended June 30 2015, due to stronger retail sales, partially offset by the exit of OEM business in the quarter ended December 31, 2015.

Our retail sales for the three months ended June 30, 2016 increased 13% compared to the three months ended June 30, 2015. Retail sales increased 7%, 24% and 12% in the Americas ("AMR"), EMEA and Asia Pacific, respectively.

Our gross margin for the three months ended June 30, 2016 decreased to 35.1% from 35.3% for the three months ended June 30, 2015. The decrease in gross margin is primarily driven by the unfavorable fluctuations in currency exchange rates, amortization of intangibles and purchase accounting effect on inventories from the Jaybird Acquisition, partially offset by the exit of the OEM business, product cost reductions, and savings from supply chain efficiency.

Operating expenses for the three months ended June 30, 2016 were 29.8% of net sales, compared to 32.2% in the same period of the prior fiscal year. The decrease was primarily due to decrease in restructuring charges and cost savings, partially offset by amortization of intangibles and acquisition-related costs from the business combination during the current period, and unfavorable fluctuations in currency exchange rates.

The results of operations for Jaybird has been included in our condensed consolidated statements of operations from the acquisition date. Jaybird contributed $14.3 million net sales and $1.8 million operating loss, which includes $1.7 million amortization of intangible assets resulting from the acquisition and $0.7 million of purchase accounting effect on inventory.

Net income from continuing operations for the three months ended June 30, 2016 was $21.9 million, compared to $12.9 million for the three months ended June 30, 2015.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results in fiscal year 2017 and 2016 have been affected by significant shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well.

Trends in Our Business

Our strategy focuses on five large multi-category markets, including Music, Gaming, Video Collaboration, Home and Creativity & Productivity. We see opportunities to deliver growth in all these markets.

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, including gaming and digital music devices. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first quarter of fiscal year 2017, driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products and our ability to gain market share, has driven our growth in this market.

Gaming: The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth.

Video Collaboration:  We continue to focus our efforts on creating and selling innovative products, including Video Collaboration products, to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. During fiscal year 2016, we launched Logitech Group, a transformation in team collaboration that provides high-quality HD video conferencing for groups of up to 20 people and works with the video conferencing applications already in use. We will continue to invest in selected business specific products, targeted product marketing and sales channel development.

Home: This market increased in fiscal year 2016 and continued growing in fiscal year 2017.

Creativity & Productivity: Although new PC shipments continue to decline, the installed base of PC users is large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets with touch interfaces, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. However, we have seen the market decline for the iPad platform, which has impacted the sales of our tablet accessories.
Business Application Suite:
In fiscal year 2016, we upgraded our worldwide business application suite from Oracle version 11i to Oracle version R12. As a result, during fiscal year 2016 this upgrade created delays in our processing of customer claims related to cooperative marketing arrangements, direct and indirect customer incentive programs and pricing programs that resulted in higher accruals and allowances for such programs. We have been working to enhance the operational efficiency of the claims processing module in our worldwide business application suite which thus far has yielded positive results.
Business Seasonality and Product Introductions
We have historically experienced higher net sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, due in part to seasonal holiday demand. Additionally, new product introductions can significantly impact net sales, product costs and operating expenses. Product introductions can also impact our net sales to our distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future net sales or financial performance.

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with U.S. GAAP (Generally Accepted Accounting Principles in the United States of America) requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, goodwill and intangible assets from business acquisitions, net sales and expenses, contingent consideration, and the disclosure of contingent assets and liabilities.

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

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-

acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired include but are not limited to:
•royalty rate range and forecasted revenue growth rate assumptions;

•	assumption regarding the estimated useful life of the acquired intangible;

•	discount rates

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

The economic useful life of the developed technology from the Jaybird Acquisition was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows over the forecast period.

The economic useful life of the customer relationships from the Jaybird Acquisition was determined based on historical customer turnover rates and the industry benchmarks.

The economic useful life of the trade name from the Jaybird Acquisition was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisition) represents the future potential earn-out payments of up to $45 million based on the achievement of certain net revenue growth targets over approximately a two year period. If the net revenue growth targets are met, the Company will pay $25 million and $20 million in fiscal year 2018 and 2019, respectively. The fair value of the earn-out was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such a risk adjusted discount rate of 16% and projected revenues of Jaybird over the earn-out period. The fair-value of the earn-out at the acquisition date of $18 million was recorded by the Company as of the acquisition date. The fair value of the contingent consideration is calculated on a quarterly basis. There was no change in the fair-value during the quarterly period ended June 30, 2016.

There have been no other new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that are of significance, or potential significance to the Company.

Impact of Constant Currency

We refer to our net sales excluding the impact of currency exchange rate fluctuations as "constant dollar" sales. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
Results of Operations
 Net Sales
 Net sales by channel for the three months ended June 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Retail	$479,864	$425,388	13%
OEM	—	22,298	(100)
Total net sales	$479,864	$447,686	7

 Retail:
 Our net retail sales in the three months ended June 30, 2016 increased 13% compared to the same period of the prior fiscal year. Sales increased across all regions during the three months ended June 30, 2016. If currency exchange rates had been constant in the three months ended June 30, 2016 and 2015, our constant dollar retail sales would have increased by 13%.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2016, 45% our net sales were denominated in currencies other than the U.S. Dollar.

Retail Sales by Region

The following table presents the change in retail sales by region for the three months ended June 30, 2016, compared to the three months ended June 30, 2015:

Three Months Ended June 30, 2016 Change in Retail Sales
Americas	7%
EMEA	24
Asia Pacific	12

Americas:

Retail sales in the Americas region increased 7% during the three months ended June 30, 2016, compared to the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2016 and 2015, our constant dollar retail sales would have increased 8% in the Americas. This increase was led by growth in Mobile Speakers and Audio-PC & Wearables.

EMEA:

Retail sales in the EMEA region increased 24% during the three months ended June 30, 2016, compared to the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2016 and 2015, our constant dollar retail sales would have increased 22% in EMEA. Excluding the currency impact, this increase was led by growth in Keyboards & Combos, Mobile Speakers, Video Collaboration and Gaming.

Asia Pacific:

Retail sales in the Asia Pacific region increased 12% during the three months ended June 30, 2016, compared to the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2016 and 2015, our constant dollar retail sales would have increased 14% in Asia Pacific. We achieved sales increases in Video Collaboration, Keyboards & Combos, and Gaming, during the three months ended June 30, 2016.

Net Retail Sales by Product Categories

Net sales by product category for the three months ended June 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Mobile Speakers	$57,296	$40,544	41%
Audio-PC & Wearables	56,579	45,699	24
Gaming	56,500	43,670	29
Video Collaboration	23,910	21,176	13
Home Control	11,167	10,254	9
Pointing Devices	116,783	116,985	—
Keyboards & Combos	118,019	105,829	12
Tablet & Other Accessories	13,885	18,809	(26)
PC Webcams	25,262	21,681	17
Other (1)	463	741	(38)
Total net retail sales	$479,864	$425,388	13

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Retail Sales by Product Categories
Music market:

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Retail sales of Mobile Speakers increased 41% for the three month period ended June 30, 2016, compared to the same period of the prior fiscal year. Mobile Speaker sales increased primarily due to the introduction of the UE BOOM 2 in the second quarter of fiscal year 2016 and the continued success of the UE Megaboom.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and earbuds.

Audio-PC & Wearables sales increased 24% for the three months ended June 30, 2016, compared to the same period of the prior fiscal year. The increase was driven by the new product introduction of the Jaybird X2 Sport Bluetooth and Freedom F5 earbuds, resulting from the Jaybird Acquisition in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisition" to the condensed consolidated financial statements).

Gaming market:

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of Gaming increased 29% for the three months ended June 30, 2016, compared to the same period of the prior fiscal year. Gaming sales increased significantly primarily driven by the new product launch of our G502 Proteus Spectrum gaming mouse and increased sales from our G29 Driving Force Race Wheel.

Video Collaboration market:

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small- and medium-sized user groups.

Retail sales of Video Collaboration increased 13% in the three months ended June 30, 2016, compared to the same period of the prior fiscal year. The increase was primarily due to growth in our conference cams, including the Logitech Group conference camera introduced in the fourth quarter of fiscal year 2016, in addition to strong sales from our C930e Webcam.

Home market:

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales increased 9% in the three months ended June 30, 2016, compared to the same period of the prior fiscal year. This increase primarily was due to successful sales from our Harmony Elite.

Creativity and Productivity Market:

Pointing Devices

Our retail Pointing Devices category comprises mice, touchpads and presenters.

Retail sales of Pointing Devices remained flat in the three months ended June 30, 2016, compared to the same period of the prior fiscal year.

Keyboards and Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos increased 12% in the three months ended June 30, 2016, compared to the same period of the prior fiscal year. The sales increase was primarily driven by strong sales in both keyboard and keyboard combination cordless product types compared to the same period of the prior fiscal year.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 26% in the three months ended June 30, 2016, compared to the same period of the prior fiscal year. The reduction in sales reflects the combination of a declining market for iPad shipments, partially offset by the new product introduction of the Create backlit tablet keyboard case for iPad Pro.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales increased 17% in the three months ended June 30, 2016, compared to the same period of the prior fiscal year. The increase was primarily driven by strong sales of our HD Pro Webcam C920.

Other

This category comprises a variety of products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business. Products currently included in this category include TV camera, TV and home speakers, Keyboard/Desktop accessories, and music docks.

Gross Profit

Gross profit for three months ended June 30, 2016 and 2015 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$479,864	$447,686	7%
Cost of goods sold	309,625	289,753	7
Amortization of intangible assets and purchase accounting effect on inventory	1,613	—	NM
Gross profit	$168,626	$157,933	7
Gross margin	35.1%	35.3%

NM=Not Meaningful.

Gross profit consists of net sales, less cost of goods sold, which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs and write-down of inventories, and less amortization of intangible assets and purchase accounting effect on inventory, which includes $0.7 million from purchase accounting effect on inventory and $0.9 million from amortization of intangible assets from developed technology as a result of the Jaybird Acquisition.

Gross margin decreased for the three months ended June 30, 2016 compared to the same periods of the prior fiscal year. The decrease in gross margin is primarily driven by amortization of intangibles assets and purchase accounting effect on inventories from the Jaybird Acquisition during the current period, and the unfavorable fluctuations in currency exchange rates, partially offset by product cost reductions, and savings from supply chain efficiency.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Marketing and selling	$83,872	$75,796	11%
% of net sales	17.5%	16.9%
Research and development	31,951	28,002	14
% of net sales	6.7%	6.3%
General and administrative	25,740	28,812	(11)
% of net sales	5.4%	6.4%
Amortization of intangibles and acquisition related costs	1,293	168	670
% of net sales	0.3%	—%
Restructuring charges (credits), net	(85)	11,538	(101)
% of net sales	—%	2.6%
Total operating expenses	$142,771	$144,316	(1)
% of net sales	29.8%	32.2%

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support and facilities costs, and amortization of intangible assets.

During the three months ended June 30, 2016, marketing and selling expenses increased 11% compared to the same period in the prior fiscal year. The increase is primarily driven by the increase in personnel related costs due to the increased headcount during the last twelve months to expand the marketing team to support the advertising and marketing efforts for our products, as well as the increased headcount resulting from the Jaybird Acquisition.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2016, research and development expenses increased 14% compared to the same period in the prior fiscal year. The increase is primarily driven by the increase in personnel related costs due to the increased headcount to support the launch of new products during the current period and increased headcount from the Jaybird Acquisition.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs for the finance, information systems, executive, people & culture, legal and facilities functions.

During the three months ended June 30, 2016, general and administrative expenses decreased 11% compared to the same period in the prior fiscal year. The decrease was primarily due to a $3.5 million reduction related to the prior year's accrual for our settlement with the SEC (see "Note 12 - "Commitments and Contingencies" to the condensed consolidated financial statements for more details).

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs consist of amortization of acquired intangible assets including customer relationships and trade names, and acquisition-related costs including legal expense, due diligence costs, and other professional costs incurred for Jaybird Acquisition.

The increase during the three months ended June 30, 2016 compared to the same period in the prior fiscal year was primarily due to the Jaybird Acquisition. Amortization of intangible assets and acquisition-related costs were $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2016.

Restructuring Charges

The following table summarizes restructuring-related activities during the three months ended June 30, 2016 (in thousands).

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities.

Other Expense, Net

Other expense, net for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Investment income related to deferred compensation plan	$192	$100
Currency exchange loss, net	(999)	(1,162)
Other	(201)	43
	$(1,008)	$(1,019)

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

Provision for Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Provision for (benefit from) income taxes	$3,057	$(7)
Effective income tax rate	12.2%	(0.1)%

The change in the effective income tax rate for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is due to the mix of income and losses in the various tax jurisdictions in which we operate. In the three months ended June 30, 2015, there was a discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of June 30 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $70.3 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $440.1 million compared to $519.2 million at March 31, 2016. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 63% is held by our subsidiaries in Switzerland, 19% is held by our subsidiaries in Hong Kong and China, 6% is held by our subsidiaries in the United States, and 12% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of June 30, 2016, our working capital was $456.7 million compared to working capital of $511.3 million at March 31, 2016. The decrease was primarily due to lower cash and cash equivalents, primarily as a result of cash payments for the Jaybird Acquisition and share repurchases, and higher accounts payable, partially offset by higher accounts receivable and net inventory balances due to seasonality.

During the three months ended June 30, 2016, we generated $13.7 million in cash from operating activities. Our main cash inflows came from net income and increases in accounts payable, partially offset by increases in accounts receivable and inventories and a decrease in accrued liabilities. Net cash used in investing activities was $61.7 million, primarily due to $54.0 million of purchase price (net of cash acquired) for the Jaybird Acquisition ("Note 3 - Business Acquisition" to the condensed consolidated financial statements), including a working capital adjustment and payment of line-of-credit on behalf of Jaybird, and $7.4 million of capital expenditure in computer hardware and software, tooling and equipment. Net cash used in financing activities was $29.7 million, primarily related to share repurchases of $24.4 million and tax withholdings related to net share settlements of restricted stock units (RSUs) of $9.2 million, partially offset by $0.6 million of proceeds from sales of shares upon exercise of options and purchase rights.

We had several uncommitted, unsecured bank lines of credit aggregating $44.6 million as of June 30, 2016. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2016, we had outstanding bank guarantees of $15.6 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands), on a total company basis:

	Three Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$13,737	$(25,599)
Net cash used in investing activities	(61,725)	(15,593)
Net cash used in financing activities	(29,728)	(5,379)
Effect of exchange rate changes on cash and cash equivalents	(1,368)	1,761
Net decrease in cash and cash equivalents	$(79,084)	$(44,810)

The following amounts reflected in the table above are from discontinued operations:
Depreciation	$—	$705
Amortization of other intangible assets	$—	$564
Share-based compensation expense	$—	$226
Purchases of property, plant and equipment	$—	$385
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$1,911

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Accounts receivable, net	$192,242	$209,258
Inventories	$247,792	$311,305
Days sales in accounts receivable (“DSO”) (Days) (1)	36	42
Inventory turnover (“ITO”) (x)(2)	5.0	3.7

(1) DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2) ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the three months ended June 30, 2016, we achieved $13.7 million cash inflow from operating activities, compared to a cash outflow of $25.6 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include an increase in the net income of $14.5 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, a lower increase in inventory in the current period compared to the same period of prior year, partially offset by a decrease in accrual and other liabilities.

Inventory turnover as of June 30, 2016 is higher compared to that as of June 30, 2015. The decrease in inventories compared with June 30, 2015 was due to lingering effects of the port strike on the west coast of the

United States that resulted in a higher inventory balance as of June 30, 2015. If we are not successful in launching and phasing in our new products during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Purchases of property, plant and equipment	$(7,420)	$(15,290)
Investment in privately held companies	(320)	(240)
Acquisition, net of cash acquired	(53,987)	—
Purchase of other intangible asset	(715)	—
Release of restricted cash	715	—
Purchase of trading investments	(4,229)	(903)
Proceeds from sales of trading investments	4,231	840
Net cash used in investing activities	$(61,725)	$(15,593)

Our expenditures for property, plant and equipment during the three months ended June 30, 2016 and 2015 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The decrease in purchases of property, plant and equipment is mainly arose from the building of production lines to accommodate the in-house manufacturing of certain products compared with purchase from third parties to align with our goal of cost saving during the three months ended June 30, 2015.

Our payment of the acquisitions, net of cash acquired, during the three months ended June 30, 2016, is for the Jaybird Acquisition during the period. Refer to "Note 3 - Business Acquisition" to the condensed consolidated financial statements.

The purchases and sales of trading investments in the three months ended June 30, 2016 and 2015 represent mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held by a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the three months ended June 30, 2016 and 2015 (in thousands), on a total company basis:

	Three Months Ended June 30,
	2016	2015
Purchases of treasury shares	$(24,422)	$(8,814)
Proceeds from sales of shares upon exercise of options and purchase rights	599	4,066
Tax withholdings related to net share settlements of restricted stock units	(9,185)	(1,296)
Excess tax benefits from share-based compensation	3,280	665
Net cash used in financing activities	$(29,728)	$(5,379)

During the three months ended June 30, 2016, 1.6 million shares were repurchased for $24.4 million. During the three months ended June 30, 2015, 0.6 million shares were repurchased for $8.8 million.

During the three months ended June 30, 2016 and 2015, $9.2 million and $1.3 million, respectively, were paid for the tax withholding related to the vesting for restricted stock units of employees.

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

In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017. The Board of Directors plans to request shareholder approval of the Swiss Franc equivalent of an CHF 90.2 million (approximately $92.7 million, based on the exchange rate of 1CHF=USD1.0278 on June 30, 2016) dividend for fiscal year 2016 out of retained earnings at our next annual general meeting. Based on the number of shares outstanding as of June 30, 2016, this represents approximately CHF 0.5577 per share, compared to dividend of CHF 0.51 per share for fiscal year 2015. During fiscal year 2016, we paid a cash dividend of CHF 83.1 million (U.S. Dollar amount of $85.9 million) out of retained earnings. During fiscal year 2015, we paid a cash dividend of CHF 43.1 million (U.S. Dollar amount of $43.8 million) out of retained earnings.

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three months ended June 30, 2016, 1.6 million shares were repurchased for $24.4 million. During the three months ended June 30, 2015, 0.6 million shares were repurchased for $8.8 million.

As noted in "Note 3 - Business Acquisition" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45 million based on the achievement of certain net revenue growth targets over two years starting May 2016. If the net revenue growth targets are met, the Company will pay $25 million and $20 million in fiscal years 2018 and 2019, respectively.

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

Operating Leases Obligation

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of June 30, 2016 were not material.

Purchase Commitments

As of June 30, 2016, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Guarantees

Logitech Europe S.A., one of our wholly owned subsidiaries, guaranteed payments of third-party contract manufacturers' purchase obligations. As of June 30, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.3 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2016, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

The Stock Purchase Agreement that we entered into in connection with the investment by three venture capital firms in Lifesize contains representations, warranties and covenants of Logitech and Lifesize to the Investors. Subject to certain limitations, we have agreed to indemnify the Investors and certain persons related to the Investors for certain losses resulting from breaches of or inaccuracies in such representations, warranties and covenants as well as certain other obligations, including third party expenses, restructuring costs and pre-closing tax obligations of Lifesize.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For example, for the three months ended June 30, 2016, approximately 45% of our sales were in non-U.S. denominated currencies, with 24% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales than the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of June 30, 2016. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Mexican Peso	$13,825	$(1,257)	$1,536
U.S. Dollar	Canadian Dollar	10,901	(991)	1,211
U.S. Dollar	Australian Dollar	9,642	(877)	1,071
U.S. Dollar	Japanese Yen	9,262	(842)	1,029
U.S. Dollar	Indian Rupee	1,569	(143)	174
U.S. Dollar	Russian Ruble	567	(52)	63
U.S. Dollar	Korean Wan	(609)	55	(68)
U.S. Dollar	Swiss Franc	(2,415)	220	(268)
U.S. Dollar	Singapore Dollar	(7,000)	636	(778)
U.S. Dollar	Chinese Renminbi	(9,259)	842	(1,029)
U.S. Dollar	Taiwanese Dollar	(13,841)	1,258	(1,538)
Euro	Turkish Lira	2,338	(213)	260
Euro	U.S. Dollar	1,660	(151)	184
Euro	Croatian Kuna	792	(72)	88
Euro	British Pound	646	(59)	72
Euro	Swedish Krona	(1,638)	149	(182)
Swiss Franc	British Pound	(1,135)	103	(126)
		$15,305	$(1,394)	$1,699

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of June 30, 2016, net liabilities held in CNY totaled $9.3 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three months ended June 30, 2016 or 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of June 30, 2016 and March 31, 2016, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $64.6 million and $39.8 million, respectively. Deferred realized losses of $0.3 million were recorded in accumulated other comprehensive loss as of June 30, 2016, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.2 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of June 30, 2016, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of currency exchange contracts outstanding as of June 30, 2015 and March 31, 2016 relating to foreign currency receivables or payables were $50.6 million and $63.7 million, respectively. The contracts outstanding at June 30, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the June 30, 2016 and June 30, 2015 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•Our sales are impacted by consumer demand and current and future global economic and political conditions, and can therefore fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

•In the first quarter of fiscal year 2016 we had substantially completed the implementation of our turnaround strategy that began in fiscal year 2013. As part of our turnaround strategy, we have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we attempt to expand from PC accessories to growth opportunities in accessories and other products for music, gaming, video collaboration, digital home, mobile devices and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and such efforts may cause our operating results to fluctuate from quarter to quarter, making our results difficult to predict.

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

 Music. We are focused on products for the consumption of digital music as a sales growth area. Competition in the mobile speaker category is intense, and we expect it to increase. If we are not able to introduce differentiated product and marketing strategies to separate ourselves from competitors, our mobile speaker efforts will not be successful, and our business and results of operations could be adversely affected.

Gaming.  We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and results of operations could be adversely affected.

Video Collaboration. While we view the small and medium sized user groups' opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we are developing. If the market opportunity proves to exist, we expect increasing competition from the large competitors in the video conferencing market as well as potential new entrants.

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

Gaming

Competitors for our Gaming products include Razer USA Ltd., SteelSeries, and Turtle Beach.

Video Collaboration

Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc., and Avaya, Inc.

Home

Remotes. Direct competitors in the remote control market include pro-installer-focused Universal Remote Control Inc., and new “DIY” entrants from Savant Systems and Ray Enterprises. Indirect competition exists in the form of low-end “replacement remotes” such as Sony, RCA, GE, pure app-based solutions for smartphones and other mobile devices such as Peel, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio and multisystem operators, or MSOs, such as Comcast and DirecTV.
Home Control. Competition in the home control market exists in form of home automation platforms such as Smart Things (owned by Samsung), Amazon with their Echo product, Nest (owned by Google), Wink and many other startups. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.
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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we recently acquired Jaybird to expand into the wireless audio wearables market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Moreover, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2015 with the SEC on May 31, 2016.

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

•
Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

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

•Higher credit risks;

•Changes in VAT (value-added tax) or VAT reimbursement;

•Imposition of currency exchange controls;

•	Import or export restrictions that could affect some of our products, including those with encryption technology;

•	Custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations;

•Delays from customs brokers or government agencies; and

•A broad range of customs, consumer trends, and more.

Any of these risks could adversely affect our business, financial condition and operating results.

Sales growth in key markets, including China, is an important part of our expectations for our business. As a result, if economic, political or business conditions deteriorate in these markets, or if one or more of the risks described above materializes in these markets, our overall business and results of operations will be adversely affected.

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
In fiscal year 2017, the following approved share buyback program was in place:

Share Buyback Program	Shares	Approved Amounts
March 2014	17,311	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF	USD
Month 1
April 1, 2016 to April 29, 2016	—	—	—	$178,298
Month 2
April 30, 2016 to May 27, 2016	1,590	14.77	15.29	153,876
Month 3
May 28, 2016 to July 1, 2016	—	—	—	153,876
Total	1,590	14.77	15.29	153,876
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

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

LOGITECH INTERNATIONAL S.A.

July 29, 2016	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

July 29, 2016	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer