Form 10-Q
period 2016-09-30
LOGITECH INTERNATIONAL SA
filed 2016-10-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 7, 2016, there were 161,982,020 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2017 ended on September 30, 2016. The same quarter in the prior fiscal year ended on September 25, 2015. For purposes of presentation, the Company has indicated its quarterly periods as ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales	$564,304	$518,494	$1,044,168	$966,180
Cost of goods sold	356,268	345,977	665,893	635,730
Amortization of intangible assets and purchase accounting effect on inventory	1,163	—	2,776	—
Gross profit	206,873	172,517	375,499	330,450
Operating expenses:
Marketing and selling	93,792	78,833	177,664	154,629
Research and development	32,632	28,725	64,583	56,727
General and administrative	25,216	25,074	50,956	53,886
Amortization of intangible assets and acquisition-related costs	1,748	168	3,041	336
Restructuring charges (credits), net	74	3,146	(11)	14,684
Total operating expenses	153,462	135,946	296,233	280,262
Operating income	53,411	36,571	79,266	50,188
Interest income (expense), net	(90)	189	61	444
Other expense, net	(683)	(737)	(1,691)	(1,756)
Income before income taxes	52,638	36,023	77,636	48,876
Provision for income taxes	5,593	5,571	8,650	5,564
Net income from continuing operations	47,045	30,452	68,986	43,312
Loss from discontinued operations, net of taxes	—	(12,355)	—	(17,778)
Net income	$47,045	$18,097	$68,986	$25,534

Net income (loss) per share - basic:
Continuing operations	$0.29	$0.19	$0.43	$0.26
Discontinued operations	—	(0.08)	—	(0.10)
Net income per share - basic	$0.29	$0.11	$0.43	$0.16

Net income (loss) per share - diluted:
Continuing operations	$0.28	$0.18	$0.42	$0.26
Discontinued operations	—	(0.07)	—	(0.11)
Net income per share - diluted	$0.28	$0.11	$0.42	$0.15

Weighted average shares used to compute net income (loss) per share:
Basic	162,222	163,515	162,176	163,957
Diluted	165,549	165,841	164,926	166,352

Cash dividend per share	$0.57	$0.53	$0.57	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$47,045	$18,097	$68,986	$25,534
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	550	(8)	254	2,610
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	17	1,322	327	192
Amortization included in operating expenses	432	417	865	833
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	564	1,088	1,529	(1,174)
Reclassification of hedging loss (gain) included in cost of goods sold	155	(28)	895	(2,488)
Other comprehensive income (loss):	1,718	2,791	3,870	(27)
Total comprehensive income	$48,763	$20,888	$72,856	$25,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$395,201	$519,195
Accounts receivable, net	240,606	142,778
Inventories	268,110	228,786
Other current assets	40,201	35,488
Total current assets	944,118	926,247
Non-current assets:
Property, plant and equipment, net	84,797	92,860
Goodwill	249,765	218,224
Other intangible assets	53,063	—
Other assets	84,517	86,816
Total assets	$1,416,260	$1,324,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$333,543	$241,166
Accrued and other current liabilities	213,910	173,764
Total current liabilities	547,453	414,930
Non-current liabilities:
Income taxes payable	60,360	59,734
Other non-current liabilities	92,413	89,535
Total liabilities	700,226	564,199
Commitments and contingencies (Note 12)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at September 30 and March 31, 2016
Conditionally authorized shares — 50,000 at September 30 and March 31, 2016
Additional paid-in capital	8,851	6,616
Less shares in treasury, at cost — 11,009 at September 30, 2016 and 10,697 at March 31, 2016	(152,070)	(128,407)
Retained earnings	937,220	963,576
Accumulated other comprehensive loss	(108,115)	(111,985)
Total shareholders’ equity	716,034	759,948
Total liabilities and shareholders’ equity	$1,416,260	$1,324,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$68,986	$25,534
Non-cash items included in net income:
Depreciation	23,616	22,237
Amortization of intangible assets	3,867	1,226
Loss (gain) on equity-method investment	(172)	180
Share-based compensation expense	16,967	13,257
Excess tax benefits from share-based compensation	(4,130)	(1,163)
Deferred income taxes	(385)	952
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(97,001)	(95,403)
Inventories	(28,317)	(55,442)
Other assets	(4,738)	(8,511)
Accounts payable	83,676	50,361
Accrued and other liabilities	25,387	31,910
Net cash provided by (used in) operating activities	87,756	(14,862)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,758)	(31,277)
Investment in privately held companies	(480)	(480)
Acquisitions, net of cash acquired	(66,987)	—
Release of restricted cash	715	—
Purchase of trading investments	(5,271)	(2,649)
Proceeds from sales of trading investments	5,296	2,855
Net cash used in investing activities	(81,485)	(31,551)
Cash flows from financing activities:
Payment of cash dividends	(93,093)	(85,915)
Purchases of treasury shares	(42,894)	(48,802)
Proceeds from sales of shares upon exercise of options and purchase rights	14,484	11,103
Tax withholdings related to net share settlements of restricted stock units	(11,047)	(3,502)
Excess tax benefits from share-based compensation	4,130	1,163
Net cash used in financing activities	(128,420)	(125,953)
Effect of exchange rate changes on cash and cash equivalents	(1,845)	1,102
Net decrease in cash and cash equivalents	(123,994)	(171,264)
Cash and cash equivalents, beginning of the period	519,195	537,038
Cash and cash equivalents, end of the period	$395,201	$365,774

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,008	$12,981

The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation	$—	$1,420
Amortization of other intangible assets	$—	$890
Share-based compensation expense	$—	$428
Purchases of property, plant and equipment	$—	$750
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$4,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income	—	—	—	—	—	25,534	(27)	25,507
Tax effects from share-based awards	—	—	(727)	—	—	—	—	(727)
Sales of shares upon exercise of options and purchase rights	—	—	(2,452)	(987)	13,555	—	—	11,103
Issuance of shares upon vesting of restricted stock units	—	—	(8,363)	(411)	4,861	—	—	(3,502)
Share-based compensation expense	—	—	13,175	—	—	—	—	13,175
Purchase of treasury shares	—	—	—	3,502	(48,802)	—	—	(48,802)
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
September 30, 2015	173,106	$30,148	$1,633	10,729	$(119,337)	$869,793	$(113,264)	$668,973

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	68,986	3,870	72,856
Tax effects from share-based awards	—	—	(1,138)	—	—	—	—	(1,138)
Sales of shares upon exercise of options and purchase rights	—	—	4,556	(1,100)	9,928	—	—	14,484
Issuance of shares upon vesting of restricted stock units	—	—	(18,101)	(1,029)	9,303	(2,249)	—	(11,047)
Share-based compensation expense	—	—	16,918	—	—	—	—	16,918
Purchases of treasury shares	—	—	—	2,441	(42,894)	—	—	(42,894)
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
September 30, 2016	173,106	$30,148	$8,851	11,009	$(152,070)	$937,220	$(108,115)	$716,034

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
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and six months ended September 30, 2016.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2016 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Examples of significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for discretionary customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, restructuring charges, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-

based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-9"). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally to be effective for the Company on April 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on April 1, 2018. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined whether it will early adopt this guidance or the impact of the new standard on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect to early adopt this guidance and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”. The guidance is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the full effect that ASU 2016-02 will have on its condensed consolidated financial statements and will adopt the standard effective April 1, 2019.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is evaluating the effect that ASU 2016-09 will have on its condensed consolidated financial statements and the timing of the adoption of this standard.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. The Company has early adopted this guidance during the second quarter of fiscal year 2017 and the adoption did not impact its consolidated financial statements.

Note 2 — Discontinued operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. Subsequently, on December 28, 2015 in the fourth quarter of fiscal year 2016, the Company and Lifesize, Inc.(“Lifesize”), a wholly owned subsidiary of the Company which held the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with entities affiliated with three venture capital firms - Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2.5 million shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2.5 million and retained 12 million non-voting shares of Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the total shares outstanding immediately after the closing of the transactions (the "Closing"). Lifesize also issued 17.5 million shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17.5 million. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the total shares outstanding immediately after the Closing. In addition, Lifesize reserved 8 million shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing, none of which are issued or outstanding at the Closing. The divestiture of the Lifesize video conferencing business was effective on December 28, 2015. The Stock Purchase Agreement contains representations, warranties and covenants of the parties and includes certain indemnification obligations of the Company to the Venture Investors. See “Note 12 - Commitments and Contingencies” to the condensed consolidated financial statements for more information. The Stock Purchase Agreement also contains certain post-closing working capital adjustments. Post-closing continuing involvement with the discontinued operations includes certain customary services and support which are expected to be provided to Lifesize during the transition period from December 28, 2015 until approximately the end of the third quarter of fiscal year 2017.

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

The following table presents financial results of the video conferencing segment classified as total discontinued operations for the three and six months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2015	2015
Net sales	$21,368	$44,002
Cost of goods sold	7,874	16,712
Gross profit	13,494	27,290
Operating expenses:
Marketing and selling	11,044	22,675
Research and development	6,005	11,668
General and administrative	1,777	3,469
Restructuring charges, net	5,550	7,007
Total operating expenses	24,376	44,819
Operating loss from discontinued operations	(10,882)	(17,529)
Interest expense and other expense, net	(40)	(133)
Loss from discontinued operations before income taxes	(10,922)	(17,662)
Provision for income taxes	1,433	116
Net loss from discontinued operations	$(12,355)	$(17,778)

Note 3 — Business Acquisitions

Jaybird Acquisition

On April 20, 2016 ("Acquisition Date"), the Company acquired all of the equity interest of JayBird, LLC (“Jaybird”), a Utah limited liability company that develops Bluetooth earbuds, activity trackers, and accessories for sports and active lifestyles, for a purchase price of $54.2 million in cash, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two year period (the "Jaybird Acquisition"). If the net revenue growth targets are met, the Company will pay $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The Jaybird Acquisition is expected to accelerate the Company's entry into the wireless wearables space.

The Jaybird transaction meets the definition of a business and is accounted for using the acquisition method. The fair value of consideration transferred for the Jaybird Acquisition consists of the following (in thousands):

Purchase price	$54,242
Fair value of contingent consideration (earn-out)	18,000
Fair value of total consideration transferred	$72,242

The fair value of the earn-out payments at the Acquisition Date was determined by providing risk adjusted earnings projections using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore representing a Level 3 measurement. The fair value of this earn-out is discussed further in "Note 8 - Fair Value Measurements" to the condensed consolidated financial statements.

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

Goodwill is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Jaybird. Goodwill is expected to be deductible for tax purposes.

Inventory is estimated at net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. Upon sales of the inventory, the difference between the fair value of the inventories and the amount recognized by the acquiree immediately before the acquisition date, which is $0.7 million, is recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the condensed consolidated statements of operations.

The Company included Jaybird's estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning April 20, 2016. The results of operations for Jaybird have been included in the Company's condensed consolidated statements of operations from the acquisition date. For the three and six months ended September 30, 2016, Jaybird contributed $15.6 million and $29.9 million of net sales, respectively.

The following table sets forth the components of identifiable intangible assets acquired at their estimated fair values and their estimated useful lives as of the Acquisition Date (Dollars in thousands):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$18,450	4
In-process research & development ("IPR&D")	2,550	Not Applicable
Customer relationships	19,900	8
Trade name	9,380	6
Total intangible assets acquired	$50,280

Except for IPR&D, intangible assets acquired as a result of the Jaybird Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of developed technology of $1.2 million and $2.1 million, respectively, during the three and six months ended September 30, 2016 is included in "Amortization of intangible assets and purchase accounting effect of inventory" in the gross profit of the condensed consolidated statements of operations. Amortization of the intangible assets of customer relationship and trade name of $1.0 million and $1.8 million, respectively, during the three and six months ended September 30, 2016 is included in "amortization of intangible assets and acquisition-related costs" in the operating expense of the condensed consolidated statements of operations.

Developed technology relates to existing bluetooth wireless sports earbuds. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

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

The value of developed technology and trade names was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade names were valued using royalty rates of 10% and 2.5%, respectively, and both were discounted at a rate of 16%.

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

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or abandonment of the associated research and development efforts. If the research and development efforts are completed, the IPR&D intangible asset will be amortized over the estimated useful life to be determined as of the date the efforts are completed. IPR&D is tested for impairment annually or periodically if an indicator of impairment exists during the period until completion. The expected release date of the IPR&D is during the period from fiscal year 2017 to fiscal year 2018.

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.

Saitek Acquisition

On September 15, 2016, the Company completed the acquisition of the Saitek product line for a total cash consideration of approximately $13.0 million (the "Saitek Acquisition"). Out of the total consideration, $6.7 million was attributed to intangible assets, $4.9 million was attributed to goodwill, and $1.4 million was attributed to net tangible assets acquired. The Saitek Acquisition is expected to enhance the breadth and depth of the Company's product offerings and expand the Company's engineering capabilities in simulation products. The amount of goodwill generated from the Saitek Acquisition is deductible for tax purposes and is not material. The Company did not generate any revenue from the Saitek product line during the reporting period.

The Company incurred acquisition-related costs for both the Jaybird Acquisition and the Saitek Acquisition of approximately $0.8 million and $1.2 million, in aggregate, for the three and six months ended September 30, 2016, respectively. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the operating expense of the condensed consolidated statements of operations.

Pro forma results of operations for both the Jaybird Acquisition and the Saitek Acquisition have not been presented because they are not material to the condensed consolidated statements of operations individually or in aggregate.

The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions. As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed and the fair value of contingent consideration, the

Company may revise its preliminary purchase price allocations during the remainder of the measurement periods (which will not exceed 12 months from the acquisition dates). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

Note 4 — Net Income per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net Income (loss):
Continuing operations	$47,045	$30,452	$68,986	$43,312
Discontinued operations	—	(12,355)	—	(17,778)
Net income	$47,045	$18,097	$68,986	$25,534

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	162,222	163,515	162,176	163,957
Effect of potentially dilutive equivalent shares	3,327	2,326	2,750	2,395
Weighted average shares outstanding - diluted	165,549	165,841	164,926	166,352

Net income (loss) per share - basic:
Continuing operations	$0.29	$0.19	$0.43	$0.26
Discontinued operations	—	(0.08)	—	(0.10)
Net income per share - basic	$0.29	$0.11	$0.43	$0.16

Net income (loss) per share - diluted:
Continuing operations	$0.28	$0.18	$0.42	$0.26
Discontinued operations	—	(0.07)	—	(0.11)
Net income per share - diluted	$0.28	$0.11	$0.42	$0.15

Share equivalents attributable to outstanding stock options and restricted stock units ("RSUs") of 2.9 million and 7.8 million for the three months ended September 30, 2016 and 2015, respectively, and 3.1 million and 7.6 million for the six months ended September 30, 2016 and 2015, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2016, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and six months ended September 30, 2016 and 2015, excluding balances classified as discontinued operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$638	$580	$1,313	$1,185
Marketing and selling	3,244	1,997	6,681	4,061
Research and development	917	655	1,831	1,328
General and administrative	3,651	3,074	7,142	6,248
Restructuring	—	—	—	7
Total share-based compensation expense	8,450	6,306	16,967	12,829
Income tax benefit	(1,886)	(1,160)	(3,701)	(2,497)
Total share-based compensation expense, net of income tax	$6,564	$5,146	$13,266	$10,332

As of September 30, 2016 and 2015, the Company capitalized $0.4 million of stock-based compensation expenses as inventory.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.8 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $5.8 million for the six months ended September 30, 2016 and 2015, respectively, was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2016 was $5.6 million based on an effective income tax rate of 10.6% of pre-tax income, compared to an income tax provision of $5.6 million based on an effective income tax rate of 15.5% of pre-tax income for the three months ended September 30, 2015. The income tax provision for the six months ended September 30, 2016 was $8.7 million based on an effective income tax rate of 11.1% of pre-tax income, compared to an income tax provision of $5.6 million based on an effective income tax rate of 11.4% for the six months ended September 30, 2015.

The change in the effective income tax rate for the three and six months ended September 30, 2016, compared to the three and six months ended September 30, 2015, is due to the mix of income and losses in the various tax jurisdictions in which the Company operates. In the six months ended September 30, 2015, there was a discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of September 30 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $72.0 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $60.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions as of September 30, 2016 compared to $59.7 million in non-current income taxes payable and $0.1 million in current income taxes payable as of March 31, 2016.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2016, the Company had $3.8 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Note 7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2016 (in thousands):

	September 30, 2016	March 31, 2016
Accounts receivable, net:
Accounts receivable	$446,430	$332,553
Allowance for doubtful accounts	(805)	(667)
Allowance for sales returns	(22,090)	(18,526)
Allowance for cooperative marketing arrangements	(30,969)	(28,157)
Allowance for customer incentive programs	(57,472)	(60,872)
Allowance for pricing programs	(94,488)	(81,553)
	$240,606	$142,778
Inventories:
Raw materials	$35,805	$48,489
Finished goods	232,305	180,297
	$268,110	$228,786
Other current assets:
Income tax and value-added tax receivables	$21,184	$22,572
Prepaid expenses and other assets	19,017	12,916
	$40,201	$35,488
Property, plant and equipment, net:
Property, plant and equipment at cost	$376,287	371,212
Less: accumulated depreciation and amortization	(291,490)	(278,352)
	$84,797	$92,860
Other assets:
Deferred tax assets	$54,187	$56,208
Trading investments for deferred compensation plan	14,826	14,836
Investments held in privately held companies	9,900	9,247
Other assets	5,604	6,525
	$84,517	$86,816

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2016 (in thousands):

	September 30, 2016	March 31, 2016
Accrued and other current liabilities:
Accrued personnel expenses	$64,163	$46,025
Indirect customer incentive programs	32,666	28,721
Warranty accrual	13,528	11,880
Employee benefit plan obligation	1,738	1,285
Income taxes payable	2,606	1,553
Contingent consideration for business acquisition - current portion	13,494	—
Other current liabilities	85,715	84,300
	$213,910	$173,764
Non-current liabilities:
Warranty accrual	$8,084	$8,500
Obligation for deferred compensation plan	14,826	14,836
Employee benefit plan obligation	53,335	53,909
Deferred rent	8,656	9,424
Deferred tax liability	1,665	1,665
Contingent consideration for business acquisition - non-current portion	4,506	—
Other non-current liabilities	1,341	1,201
	$92,413	$89,535

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2016			March 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$100,742	$—	$—	$10,000	$—	$—

Trading investments for deferred compensation plan:
Money market funds	$3,051	$—	$—	$3,467	$—	$—
Mutual funds	11,775	—	—	11,369	—	—
Total of trading investments for deferred compensation plan	$14,826	$—	$—	$14,836	$—	$—

Currency exchange derivative assets	$—	$909	$—	$—	$10	$—

Liabilities:
Acquisition-related contingent consideration	$—	$—	$18,000	$—	$—	$—
Currency exchange derivative liabilities	$—	$41	$—	$—	$1,132	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $14.8 million as of September 30, 2016 and March 31, 2016, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three or six months ended September 30, 2016 and 2015 were not material and are included in "other expense, net" in the Company's condensed consolidated statements of operations.

Acquisition-related contingent consideration

The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" to the condensed consolidated financial statements for more information) represents the future potential earn-out payments of up to $45 million based on the achievement of certain net revenue growth targets over approximately a two year period. If the net revenue growth targets are met, the Company will pay $25 million and $20 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Acquisition Date was $18 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected revenues of Jaybird over the earn-out period. Any changes to the significant unobservable inputs used could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current fair value of the contingent consideration. The fair value of the contingent consideration is remeasured at each reporting period based on the inputs on the date of remeasurement. The fair value of the contingent consideration was $18 million as of September 30, 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no impairments of long-lived assets during the three and six months ended September 30, 2016 or 2015.

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

The primary investment included in non-marketable investments is the Company’s investment in Series A Preferred Stock of Lifesize recorded at the fair value of $5.6 million on the date of the Lifesize divestiture.

The aggregate recorded amount of cost method investments included in other assets as of September 30, 2016 and March 31, 2016 was $7.4 million.

Note 9 - Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of September 30, 2016 or March 31, 2016. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016 (in thousands):

	Derivatives
	Asset		Liability
	September 30, 2016	March 31, 2016	September 30, 2016	March 31, 2016
Cash flow hedges	$909	$10	$—	$1,038

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2016	2015	2016	2015
Cash flow hedges	$719	$1,060	$155	$(28)

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2016	2015	2016	2015
Cash flow hedges	$2,424	$(3,662)	$895	$(2,488)

Cash Flow Hedges

The Company enters into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in currency exchange rates. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three and six months ended September 30, 2016 and 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $76.9 million and $39.8 million at September 30, 2016 and March 31, 2016, respectively. The Company estimates that $0.6 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2016 will be reclassified into earnings within the next 12 months.

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

The notional amounts of currency exchange forward and swap contracts outstanding as of September 30 and March 31, 2016 relating to foreign currency receivables or payables were $56.7 million and $63.7 million, respectively. Open forward and swap contracts outstanding as of September 30, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 10 — Goodwill

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2016 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2016 (in thousands):

As of March 31, 2016	$218,224
Business acquisitions (See Note 3)	31,553
Currency impact	(12)
As of September 30, 2016	$249,765

Note 11 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $44.6 million as of September 30, 2016. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2016, the Company had outstanding bank guarantees of $12.4 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2016 or March 31, 2016.

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

Changes in the Company’s warranty liability for the three and six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Beginning of the period	$21,752	$21,284	$20,380	$21,710
Assumed from business acquisition	150	—	1,963	—
Provision	3,163	1,879	6,340	3,792
Settlements	(3,452)	(2,677)	(6,880)	(5,245)
Currency impact	(1)	(87)	(191)	142
End of the period	$21,612	$20,399	$21,612	$20,399

Other Contingencies

In April 2016, the Company entered into a settlement with the SEC related to the accounting for Revue inventory valuation reserves that resulted in the restatement described in the Fiscal Year 2014 Annual Report on Form 10-K, revision to its consolidated financial statements concerning warranty accruals and amortization of intangible assets presented in its Amended Annual Report on Form 10-K/A, filed on August 7, 2013, and its transactions with a distributor for Fiscal Year 2007 through Fiscal Year 2009. The Company entered into the settlement without admitting or denying the findings of the SEC’s investigation and paid a civil penalty of $7.5 million in April 2016.

Guarantees

Logitech Europe S.A. guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of September 30, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2016, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 13 — Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or trading plan or otherwise. Opportunistic share repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the six months ended September 30, 2016 and 2015, 2.4 million and 3.5 million shares were repurchased for $42.9 million and $48.8 million, respectively.  During the three months ended September 30, 2016 and 2015, 0.9 million and 2.9 million shares were repurchased for $18.4 million and $40.0 million, respectively.

Cash Dividend on Shares of Common Stock

During the three and six months ended September 30, 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on the Company's outstanding common stock. During the three and six months ended September 30, 2015, the Company declared and paid cash dividends of CHF 0.51 (USD equivalent of $0.53) per common share, totaling $85.9 million on the Company's outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

On total company basis, the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2016	$(84,038)	$(26,171)	$(1,776)	$(111,985)
Other comprehensive income	254	1,192	2,424	3,870
September 30, 2016	$(83,784)	$(24,979)	$648	$(108,115)

(1)        Tax effect was not significant as of September 30 or March 31, 2016.

Note 14 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense and amortization of intangible assets, charges (credits) from the purchase accounting effect on inventory, and acquisition-related costs.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Mobile Speakers	$97,172	$80,550	$154,468	$121,094
Audio-PC & Wearables	62,254	46,342	118,833	92,041
Gaming	79,193	67,624	135,693	111,294
Video Collaboration	28,581	20,059	52,491	41,235
Home Control	11,807	12,610	22,974	22,864
Pointing Devices	123,300	124,668	240,083	241,653
Keyboards & Combos	116,516	102,098	234,535	207,927
Tablet & Other Accessories	20,614	18,549	34,499	37,358
PC Webcams	24,307	23,360	49,569	45,041
Other (1)	560	403	1,023	1,144
Total net retail sales	564,304	496,263	1,044,168	921,651
OEM	—	22,231	—	44,529
Total net sales	$564,304	518,494	$1,044,168	$966,180

(1)	Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Americas	$239,830	$224,766	$462,455	$440,441
EMEA	200,636	169,162	343,558	288,774
Asia Pacific	123,838	124,566	238,155	236,965
Total net sales	$564,304	$518,494	$1,044,168	$966,180

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales from continuing operations for the three and six months ended September 30, 2016. The United States represented more than 10% of the Company’s total consolidated net sales from continuing operations for the three and six months ended September 30, 2015.

Switzerland, the Company’s home domicile, represented 3% and 2%, respectively, of the Company’s total consolidated net sales from continuing operations for the three and six months ended September 30, 2016 and 2% for the three and six months ended September 30, 2015.

Two customer groups of the Company each represented more than 10% of total consolidated sales from continuing operations for the three and six months ended September 30, 2016. One customer group of the Company represented more than 10% of total consolidated sales from continuing operations for the three and six months ended September 30, 2015.

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2016	March 31, 2016
Americas	$38,157	$40,221
EMEA	3,704	3,194
Asia Pacific	42,936	49,445
	$84,797	$92,860

Long-lived assets in the United States and China were $38.0 million and $36.6 million as of September 30, 2016, respectively, and $40.0 million and $44.5 million as of March 31, 2016, respectively. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of September 30 or March 31, 2016. Long-lived assets in Switzerland, the Company’s home domicile, were $2.1 million and $1.7 million as of September 30 and March 31, 2016, respectively.

Note 15 — Restructuring

During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through product, overhead and infrastructure cost reductions with a targeted resource realignment. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the condensed consolidated statements of operations. On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, the Company has incurred approximately $25.5 million under this restructuring plan, including approximately $24.4 million for cash severance and other personnel costs. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2016.

The following table summarizes restructuring related activities during the three and six months ended September 30, 2016:

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282
Charges	74	—	74
Cash payments	(1,473)	—	(1,473)
Accrual balance at September 30, 2016	$2,883	$—	$2,883

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

•
Gaming:  The Gaming market includes products designed for PCs and gaming consoles as well as devices designed to deliver new gaming experiences such as virtual and augmented reality. The rapid rise of eSports, and the promise of new implementations in virtual and augmented reality present growth opportunities in this market. Our products in Gaming include mice and keyboards, headsets, gamepads, steering wheels, and flight and space simulation game controller products.

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

•
Creativity & Productivity: This market is defined by products that enhance the users’ experiences associated with computing platforms. With ever increasing connectivity globally and the consistent growth in time spent by people on these computing platforms, we believe there are meaningful growth opportunities for our products. Our continued innovation in navigation, input and content creation on these platforms can drive growth in this market despite the secular decline of new PC sales. Pointing Devices, Keyboards & Combos, Tablet & Other Accessories, and PC Webcams comprise our product categories that address this market.

We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers and indirect sales through distributors. Our worldwide retail network includes consumer electronics distributors, retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants.

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

On April 20, 2016, we acquired Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45 million based on achievement of growth targets over two years (the "Jaybird Acquisition"). Jaybird is a leader in wireless audio wearables for sports and active lifestyles, and the acquisition of Jaybird expands our long-term growth potential in our Music market.

On September 15, 2016, we completed the acquisition of the Saitek product line for a total consideration of approximately $13.0 million (the "Saitek Acquisition"). Out of the total consideration, $6.7 million was attributed to intangible assets, $4.9 million was attributed to goodwill, and $1.4 million was attributed to net tangible assets acquired. The Saitek Acquisition is expected to enhance the breadth and depth of our product offerings and expand our engineering capabilities in simulation products. There is no revenue from Saitek product line during the three months ended September 30, 2016.

Summary of Financial Results

Our net sales for the three and six months ended September 30, 2016 increased 9% and 8% compared to the three and six months ended September 30, 2015 due to stronger retail sales, partially offset by our exit of the OEM business in the quarter ended December 31, 2015. The results of operations for Jaybird have been included in our condensed consolidated statements of operations from the acquisition date. For the three and six months ended September 30, 2016, Jaybird contributed $15.6 million and $29.9 million to net sales, respectively.

Our retail sales for the three months ended September 30, 2016 increased 14% compared to the three months ended September 30, 2015. Retail sales increased 10%, 22% and 8% in the Americas ("AMR"), EMEA and Asia Pacific, respectively. Our retail sales for the six months ended September 30, 2016 increased 13% compared to the six months ended September 30, 2015. Retail sales increased 9%, 23% and 10% in AMR, EMEA and Asia Pacific, respectively.

Our gross margin for the three months ended September 30, 2016 increased to 36.7% from 33.3% for the three months ended September 30, 2015. The increases in gross margin for the current quarter were primarily driven by product cost reductions and improvement in product mix due to exit of our OEM products in previous fiscal year, partially offset by amortization of intangible assets from business acquisitions.

Our gross margin for the six months ended September 30, 2016 increased to 36.0% from 34.2% for the six months ended September 30, 2015. The increases in gross margin were primarily driven by product cost reductions and improvement in product mix due to exit of our OEM products in previous fiscal year, partially offset by amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.

Operating expenses for the three months ended September 30, 2016 were 27.2% of net sales, compared to 26.2% in the same period of the prior fiscal year. Operating expenses for the six months ended September 30, 2016 were 28.4% of net sales, compared to 29.0% in the same period of the prior fiscal year. The increase in the current quarter was primarily driven by higher personnel-related costs due to increased headcount, business acquisitions completed during the first half of fiscal year 2017 and higher variable compensation linked to strong performance in the first half of the fiscal year, and amortization of intangibles from the business acquisitions, partially offset by cost savings and a decrease in restructuring charges.

Net income from continuing operations for the three and six months ended September 30, 2016 was $47.0 million and $69.0 million, respectively, compared to $30.5 million and $43.3 million for the three and six months ended September 30, 2015, respectively.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar becomes stronger in comparison to other currencies, it will also affect our results of operations in future periods.

Trends in Our Business

Our strategy focuses on five large multi-category markets, including Music, Gaming, Video Collaboration, Home and Creativity & Productivity. We see opportunities to deliver growth in all these markets.

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, including gaming, digital music devices, video and computing. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first six months of fiscal year 2017, driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products, acquisitions of new portfolios and our ability to gain market share, has driven our growth in this market.

Gaming: The PC Gaming platform continues to show strong growth as online gaming and multi-platform experiences gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth as well as acquisitions of new portfolios.

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

Home: This market increased in fiscal year 2016 and has continued growing in fiscal year 2017.

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
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher net sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, due in part to seasonal holiday demand. Additionally, new product introductions and acquisitions may significantly impact net sales and revenue growth rates, product costs, gross profit margin, and operating expenses. Product introductions can also impact our net sales to our distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future net sales or financial performance.

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

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired include but are not limited to:
•royalty rate range and forecasted revenue growth rate assumptions;

•	assumptions regarding the estimated useful life of the acquired intangibles;

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

The economic useful life of the developed technology from the business acquisitions was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows over the forecasted periods.

The economic useful life of the customer relationships from the business acquisitions was determined based on historical customer turnover rates and the industry benchmarks.

The economic useful life of the trade name from the business acquisitions was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" to the condensed consolidated financial statements for more information) represents the future potential earn-out payments of up to $45 million based on the achievement of certain net revenue growth targets over approximately a two year period. If the net revenue growth targets are met, we will pay $25 million and $20 million in fiscal year 2018 and 2019, respectively. The fair value of the earn-out was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected revenues of Jaybird over the earn-out period. The fair-value of the earn-out at the acquisition date of $18.0 million was recorded as of the acquisition date. Any changes to the significant unobservable inputs used could have a material impact on future results. Actual payment of contingent consideration in the future could be different from the current fair value of the contingent consideration. The fair value of the contingent consideration is remeasured at each reporting period based on the inputs on the date of remeasurement. The fair value of the contingent consideration was $18 million as of September 30, 2016.

There have been no other new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that are of significance, or potential significance, to the Company.

Adoption of New Accounting Guidance

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. We have early adopted this guidance during the second quarter of fiscal year 2017 and the adoption did not impact our consolidated financial statements.

Impact of Constant Currency

We refer to our net sales growth rates excluding the impact of currency exchange rate fluctuations as "constant dollar" sales growth rates. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.

Results of Operations
 Net Sales
 Net sales by channel for the three and six months ended September 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Retail	$564,304	$496,263	14%	$1,044,168	$921,651	13%
OEM	—	22,231	(100)	—	44,529	(100)
Total net sales	$564,304	$518,494	9	$1,044,168	$966,180	8
 Retail:
 Our net retail sales in the three and six months ended September 30, 2016 increased 14% and 13%, respectively, compared to the same periods of the prior fiscal year. Sales increased across all three regions during the three and six months ended September 30, 2016. If currency exchange rates had been constant in the three and six months ended September 30, 2016 and 2015, our constant dollar retail sales would have increased by 14% and 14%, respectively. The increases for both periods include the net sales resulting from the Jaybird Acquisition completed in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the condensed consolidated financial statements).

OEM:

The decline was due to the exit from our OEM business in December 2015, and there was no revenue during the three and six months ended September 30, 2016.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. For example, during the three months ended September 30, 2016, 50% of our net sales were denominated in currencies other than the U.S. Dollar.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and six months ended September 30, 2016, compared to the three and six months ended September 30, 2015:

	Three Months Ended September 30, 2016 Change in Sales	Six Months Ended September 30, 2016 Change in Sales
Americas	10%	9%
EMEA	22	23
Asia Pacific	8	10

Americas:

Retail sales in the Americas region increased 10% and 9%, respectively, during the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2016 and 2015, our constant dollar retail sales would have increased 11% and 9%, respectively, in the Americas. The increases were driven by Audio PC & Wearables, Video Collaboration, Mobile Speakers and Gaming.

EMEA:

Retail sales in the EMEA region increased 22% and 23.0%, respectively, during the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2016 and 2015, our constant dollar retail sales would have increase 23.0% for both periods. The increases were driven by several of our product categories, with particular strength in Mobile Speakers and Video Collaboration.

Asia Pacific:

Retail sales in the Asia Pacific region increased 8% and 10%, respectively, during the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2016 and 2015, our constant dollar retail sales would have increased 7% and 10%, respectively.

Net Retail Sales by Product Categories

Net retail sales by product category for the three and six months ended September 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Mobile Speakers	$97,172	$80,550	21%	$154,468	$121,094	28%
Audio-PC & Wearables	62,254	46,342	34	118,833	92,041	29
Gaming	79,193	67,624	17	135,693	111,294	22
Video Collaboration	28,581	20,059	42	52,491	41,235	27
Home Control	11,807	12,610	(6)	22,974	22,864	—
Pointing Devices	123,300	124,668	(1)	240,083	241,653	(1)
Keyboards & Combos	116,516	102,098	14	234,535	207,927	13
Tablet & Other Accessories	20,614	18,549	11	34,499	37,358	(8)
PC Webcams	24,307	23,360	4	49,569	45,041	10
Other (1)	560	403	39	1,023	1,144	(11)
Total net retail sales	$564,304	$496,263	14	$1,044,168	$921,651	13

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Retail Sales by Product Categories
Music market:

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Retail sales of Mobile Speakers increased 21% and 28%, respectively, for the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. Mobile Speaker sales increased for both periods primarily due to the introduction of the UE Roll 2 in the first quarter of fiscal year 2017 and UE Boom 2 in the second quarter of fiscal year 2016 as well as the continued success of the UE Megaboom.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and Jaybird earbuds.

Audio-PC & Wearables sales increased 34% and 29%, respectively, for the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by the Jaybird X2 Sport Bluetooth and the new product introduction of Jaybird Freedom F5 earbuds, resulting from the Jaybird Acquisition in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the condensed consolidated financial statements).

Gaming market:

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads and steering wheels.

Retail sales of Gaming increased 17% and 22%, respectively, for the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The significant increases for both periods were primarily driven by the new product launch of our G502 Proteus Spectrum gaming mouse, G900 Chaos Spectrum gaming mouse and G910 Orion Spark gaming keyboard in the first half of fiscal year 2017.

Video Collaboration market:

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect small- and medium-sized user groups.

Retail sales of Video Collaboration increased 42% and 27%, respectively, in the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The increases in both periods were primarily due to growth in our conference cams, including the Logitech Group conference camera introduced in the fourth quarter of fiscal year 2016, in addition to strong sales from our C930e Webcam.

Home market:

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales decreased 6% and remained flat, respectively, during the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year.

Creativity & Productivity Market:

Pointing Devices

Our retail Pointing Devices category comprises mice, touchpads and presenters.

Retail sales of Pointing Devices decreased 1% in both the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year.

Keyboards & Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos increased 14% and 13%, respectively, in the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The sales increases for both periods were primarily driven by the strong sales of our wireless keyboard K350 and wireless keyboard K400 plus, in addition to the new product launch of our MK235 Combo in the fourth quarter of fiscal year 2016.

Tablet & Other Accessories

Our retail Tablet & Other Accessories consists of keyboards for tablets and covers for tablets as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories increased 11% and decreased 8%, respectively, in the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The sales increase in the three months ended September 30, 2016 was driven by the new product launch of the Create Backlit Tablet Keyboard Case for the iPad Pro 9.7-Inch in the second quarter of fiscal year 2017. The sales decrease in the six months ended September 2016 reflect the declining market for iPad shipments, partially offset by the new product introduction of the Create Backlit Tablet Keyboard Case for the iPad Pro.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales increased 4% and 10%, respectively, in the three and six months ended September 30, 2016, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by strong sales of our HD Pro Webcam C920.

Gross Profit

Gross profit for the three and six months ended September 30, 2016 and 2015 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net sales	$564,304	$518,494	9%	$1,044,168	$966,180	8%
Cost of goods sold	356,268	345,977	3	665,893	635,730	5
Amortization of intangible assets and purchase accounting effect on inventory	1,163	—	NM	2,776	—	NM
Gross profit	$206,873	$172,517	20	$375,499	$330,450	14
Gross margin	36.7%	33.3%		36.0%	34.2%

NM=Not Meaningful.

Gross profit consists of net sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs and write-down of inventories, and less amortization of certain intangible assets and purchase accounting effect on inventory. Purchase accounting effect on inventory was $0.7 million for the six months ended September 30, 2016. Amortization of intangible assets from developed technology was $1.2 million and $2.1 million, respectively, for the three and six months ended September 30, 2016 as a result of the business acquisitions.

Gross margin increased for the three months ended September 30, 2016, compared to the same period of the prior fiscal year. The increases in gross margin for the current quarter were primarily driven by product cost reductions and improvement in product mix due to exit of our OEM products in previous fiscal year, partially offset by amortization of intangible assets from business acquisitions.

Gross margin increased for the six months ended September 30, 2016, compared to the same period of the prior fiscal year. The increases in gross margin were primarily driven by product cost reductions and improvement in product mix due to exit of our OEM products in previous fiscal year, partially offset by amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Marketing and selling	$93,792	$78,833	19%	$177,664	$154,629	15%
% of net sales	16.6%	15.2%		17.0%	16.0%
Research and development	32,632	28,725	14	64,583	56,727	14
% of net sales	5.8%	5.5%		6.2%	5.9%
General and administrative	25,216	25,074	1	50,956	53,886	(5)
% of net sales	4.5%	4.8%		4.9%	5.6%
Amortization of intangibles, acquisition related costs and change in fair value of earn-out	1,748	168	940	3,041	336	805
% of net sales	0.3%	—%		0.3%	—%
Restructuring charges (credits), net	74	3,146	(98)	(11)	14,684	(100)
% of net sales	—%	0.6%		—%	1.5%
Total operating expenses	$153,462	$135,946	13	$296,233	$280,262	6
% of net sales	27.2%	26.2%		28.4%	29.0%

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended September 30, 2016, marketing and selling expenses increased 19%, compared to the same period of the prior fiscal year. During the six months ended September 30, 2016, marketing and selling expenses increased 15%, compared to the same period of the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs due to increased headcount during the last twelve months to expand our marketing team to support the advertising and marketing efforts for our products, the increased headcount resulting from the Jaybird Acquisition, as well as increased variable compensation linked to stronger performance in the first half fiscal year.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2016, research and development expenses increased 14%, compared to the same periods in the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs to support the launch of new products, increased headcount from business acquisitions, and increased variable compensation linked to stronger performance in the first half fiscal year.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs for the finance, information systems, executive, people & culture, legal and facilities functions.

During the three months ended September 30, 2016, general and administrative expenses increased 1%, compared to the same period in the prior fiscal year.

During the six months ended September 30, 2016, general and administrative expenses decreased 5%, compared to the same period in the prior fiscal year. The decrease was primarily due to a $3.5 million reduction related to the prior year's accrual for our settlement with the SEC (see "Note 12 - Commitments and Contingencies" to the condensed consolidated financial statements for more details).

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs consist of amortization of acquired intangible assets including customer relationships and trade names, and acquisition-related costs including legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

The increase during the three and six months ended September 30, 2016 compared to the same periods in the prior fiscal year was primarily due to the business acquisitions completed in the first half of fiscal year 2017. Amortization of intangible assets was $0.9 million and $1.7 million, respectively, for the three and six months ended September 30, 2016. Acquisition-related costs were $0.8 million and $1.2 million, respectively, for the three and six months ended September 30, 2016.

Restructuring Charges

The following table summarizes restructuring-related activities during the three and six months ended September 30, 2016 (in thousands).

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282
Charges	74	—	74
Cash payments	(1,473)	—	(1,473)
Accrual balance at September 30, 2016	$2,883	$—	$2,883

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities.

Other Expense, Net

Other expense, net for the three and six months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Investment gain (loss) related to deferred compensation plan	$404	$(726)	$596	$(626)
Currency exchange gain (loss), net	(1,250)	30	(2,249)	(1,132)
Other	163	(41)	(38)	2
	$(683)	$(737)	$(1,691)	$(1,756)

Currency exchange gains or losses relate to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.

Provision for Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$5,593	$5,571	$8,650	$5,564
Effective income tax rate	10.6%	15.5%	11.1%	11.4%

The change in the effective income tax rate for the three and six months ended September 30, 2016, compared to the three and six months ended September 30, 2015, is due to the mix of income and losses in the various tax jurisdictions in which we operate. In the six months ended September 30, 2015, there was a discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of September 30 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $72.0 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $395.2 million, compared to $519.2 million as of March 31, 2016. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 56% is held by our subsidiaries in Switzerland, 32% is held by our subsidiaries in Hong Kong and China, 3% is held by our subsidiaries in the United States, and 9% is held by subsidiaries in various other countries. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of September 30, 2016, our working capital was $396.7 million, compared to $511.3 million as of March 31, 2016. The decrease was primarily due to lower cash and cash equivalents, primarily as a result of cash payments for the business acquisitions, dividend payments and share repurchases and higher accounts payable and accrued and other current liabilities, partially offset by higher accounts receivable and net inventory balances due to seasonality.

During the six months ended September 30, 2016, we generated $87.8 million in cash from operating activities. Our main cash inflows came from net income and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. Net cash used in investing activities was $81.5 million, primarily due to $67.0 million of purchase price (net of cash acquired) for the business acquisitions (see "Note 3 - Business Acquisitions" to the condensed consolidated financial statements), including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, and $14.8 million of capital expenditures in computer hardware and software, tooling and equipment. Net cash used in financing activities was $128.4 million, primarily related to our dividend payment of $93.1 million, share repurchases of $42.9 million and tax withholdings related to net share settlements of restricted stock units ("RSUs") of $11.0 million, partially offset by $14.5 million of proceeds from sales of shares upon exercise of options and purchase rights.

We had several uncommitted, unsecured bank lines of credit aggregating $44.6 million as of September 30, 2016. We have not drawn down on these lines of credit as of September 30, 2016. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2016, we had outstanding bank guarantees of $12.4 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands), on a total company basis:

	Six Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$87,756	$(14,862)
Net cash used in investing activities	(81,485)	(31,551)
Net cash used in financing activities	(128,420)	(125,953)
Effect of exchange rate changes on cash and cash equivalents	(1,845)	1,102
Net decrease in cash and cash equivalents	$(123,994)	$(171,264)

The following amounts reflected in the table above are from discontinued operations:
Depreciation	$—	$1,420
Amortization of other intangible assets	$—	$890
Share-based compensation expense	$—	$428
Purchases of property, plant and equipment	$—	$750
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$4,639

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of September 30, 2016 and 2015 (Dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Accounts receivable, net	$240,606	$264,615
Inventories	$268,110	$312,707
Days sales in accounts receivable (“DSO”) (Days) (1)	38	46
Inventory turnover (“ITO”) (x)(2)	5.3	4.4

(1) DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2) ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

During the six months ended September 30, 2016, we achieved $87.8 million cash inflow from operating activities, compared to a cash outflow of $14.9 million for the same period in the prior fiscal year. The primary drivers of the increase in net cash generated from operating cash flows include an increase in net income of $43.5 million for the six months ended September 30, 2016, compared to the six months ended September 30, 2015, and a higher increase in accounts payable and a lower increase in inventory in the current period, compared to the same period of the prior fiscal year, partially offset by a lower increase in accrual and other liabilities in the current period, compared to the same period of the prior fiscal year.

Inventory turnover as of September 30, 2016 was higher compared to that as of September 30, 2015. The decrease in inventories compared with September 30, 2015 was due to our continuing efforts in demand planning and production planning. If we are not successful in launching and phasing in our new products, including products from acquisitions, during the current fiscal year, or we are not able to sell these products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating income, operating cash flow, and inventory turnover in the future.

 Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015
Purchases of property, plant and equipment	$(14,758)	$(31,277)
Investment in privately held companies	(480)	(480)
Acquisitions, net of cash acquired	(66,987)	—
Release of restricted cash	715	—
Purchase of trading investments	(5,271)	(2,649)
Proceeds from sales of trading investments	5,296	2,855
Net cash used in investing activities	$(81,485)	$(31,551)

Our expenditures for property, plant and equipment during the six months ended September 30, 2016 and 2015 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The decrease in purchases of property, plant and equipment mainly arose from the building of production lines during the six months ended September 30, 2015, to accommodate our in-house manufacturing of certain products, compared with purchase from third parties, to align with our cost saving goal.

Our payments for the acquisitions, net of cash acquired, during the six months ended September 30, 2016, were for the Jaybird Acquisition and the Saitek Acquisition during the period (refer to "Note 3 - Business Acquisitions" to the condensed consolidated financial statements).

The purchases and sales of trading investments in the six months ended September 30, 2016 and 2015 represented mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held in a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the six months ended September 30, 2016 and 2015 (in thousands), on a total company basis:

	Six Months Ended September 30,
	2016	2015
Payment of cash dividends	$(93,093)	$(85,915)
Purchases of treasury shares	(42,894)	(48,802)
Proceeds from sales of shares upon exercise of options and purchase rights	14,484	11,103
Tax withholdings related to net share settlements of restricted stock units	(11,047)	(3,502)
Excess tax benefits from share-based compensation	4,130	1,163
Net cash used in financing activities	$(128,420)	$(125,953)

During the six months ended September 30, 2016, we declared and paid cash dividends of approximately CHF 0.56 (USD equivalent of approximately $0.57) per common share, totaling approximately $93.1 million in U.S. Dollars, out of retained earnings. During the six months ended September 30, 2015, we declared and paid cash dividends of approximately CHF 0.51 (USD equivalent of approximately $0.53) per common share, totaling approximately $85.9 million in U.S. Dollars, out of retained earnings.

During the six months ended September 30, 2016 and 2015, 2.4 million and 3.5 million shares were repurchased for $42.9 million and $48.8 million, respectively.

During the six months ended September 30, 2016 and 2015, $11.0 million and $3.5 million, respectively, were paid for tax withholding related to the vesting for RSUs of employees.

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

In March 2015, we announced a plan to pay $250 million in cumulative dividends for fiscal year 2015 through fiscal year 2017.  During the second quarter of fiscal year 2017, we paid a cash dividend of approximately CHF 90.2 million (USD equivalent of approximately $93.1 million) out of retained earnings. During fiscal year 2016, we paid a cash dividend of approximately CHF 83.1 million (USD equivalent of approximately $85.9 million) out of retained earnings.

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Opportunistic share repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2016, the remaining amount that may be repurchased under the program is $135.5 million.

As noted in "Note 3 - Business Acquisitions" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45 million based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, the Company will pay $25 million and $20 million in fiscal years 2018 and 2019, respectively.

On September 15, 2016, the Company completed the acquisition of the Saitek product line for total consideration of approximately $13.0 million.

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

Operating Leases Obligation

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of September 30, 2016 were not material.

Purchase Commitments

As of September 30, 2016, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly owned subsidiaries, guaranteed payments of third-party contract manufacturers' purchase obligations. As of September 30, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2016, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For example, for the three months ended September 30, 2016, approximately 50% of our sales were in non-U.S. denominated currencies, with 28% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales than the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of September 30, 2016. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Canadian Dollar	$22,689	$(2,063)	$2,521
U.S. Dollar	Australian Dollar	18,713	(1,701)	2,079
U.S. Dollar	Mexican Peso	14,108	(1,283)	1,568
U.S. Dollar	Japanese Yen	10,361	(942)	1,151
U.S. Dollar	Indian Rupee	2,119	(193)	235
U.S. Dollar	Russian Ruble	561	(51)	62
U.S. Dollar	Korean Wan	(892)	81	(99)
U.S. Dollar	Swiss Franc	(6,788)	617	(754)
U.S. Dollar	Singapore Dollar	(7,887)	717	(876)
U.S. Dollar	Chinese Renminbi	(8,754)	796	(973)
U.S. Dollar	Taiwanese Dollar	(11,004)	1,000	(1,223)
Euro	British Pound	11,645	(1,059)	1,294
Euro	Turkish Lira	2,674	(243)	297
Euro	U.S. Dollar	1,916	(174)	213
Euro	Croatian Kuna	831	(76)	92
Euro	Swedish Krona	(1,323)	120	(147)
Swiss Franc	British Pound	(1,219)	111	(135)
		$47,750	$(4,343)	$5,305

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of September 30, 2016, net liabilities held in CNY totaled $8.8 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other expense, net. Such gains and losses were not material during the three or six months ended September 30, 2016 or 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of September 30, 2016 and March 31, 2016, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $76.9 million and $39.8 million, respectively. Deferred realized losses of $0.2 million were recorded in accumulated other comprehensive loss as of September 30, 2016, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of $0.9 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of September 30, 2016, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of currency exchange contracts outstanding as of September 30, 2015 and March 31, 2016 relating to foreign currency receivables or payables were $56.7 million and $63.7 million, respectively. The contracts outstanding at September 30, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the September 30, 2016 and September 30, 2015 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•We engage in acquisitions and divestitures, and such activity varies from period to period. Such variance may affect our growth, our previous outlook and expectations, and comparisons of our operating results and financial statements between periods.

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

 Music. We are focused on products for the consumption of digital music as a sales growth area. Competition in the mobile speaker and headphone categories is intense, and we expect it to increase. If we are not able to introduce differentiated product and marketing strategies to separate ourselves from competitors, our mobile speaker and headphone efforts will not be successful, and our business and results of operations could be adversely affected.

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
Creativity & Productivity

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

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we recently acquired Jaybird to expand into the wireless audio wearables market, and acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategic, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

We conduct operations in a number of countries, and have invested significantly in growing our personnel and sales and marketing activities in China and, to a lesser extent, other emerging markets. We may also increase our investments to grow sales in other emerging markets, such as Latin America, Eastern Europe, the Middle East and Africa. There are risks inherent in doing business in international markets, including:

•	Difficulties in staffing and managing international operations;

•
Compliance with laws and regulations, including environmental, tax, import/export and anti-corruption laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

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

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our business to which our competitors and other companies are not subject.  For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”) became effective in connection with the Minder initiative approved by Swiss voters during 2013.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF	USD
Month 1
July 2, 2016 to July 29, 2016	—	—	—	$153,892
Month 2
July 30, 2016 to August 26, 2016	—	—	—	153,892
Month 3
August 27, 2016 to September 30, 2016	852	21.10	—	135,459
Total	852	—	—	$135,459

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

LOGITECH INTERNATIONAL S.A.

October 27, 2016	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

October 27, 2016	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer