Form 10-Q
period 2016-12-31
LOGITECH INTERNATIONAL SA
filed 2017-02-06
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 9, 2017, there were 161,721,924 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2017 ended on December 30, 2016. The same quarter in the prior fiscal year ended on December 25, 2015. For purposes of presentation, the Company has indicated its quarterly periods as ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$666,707	$621,079	$1,710,875	$1,587,259
Cost of goods sold	418,015	412,582	1,083,908	1,048,312
Amortization of intangible assets and purchase accounting effect on inventory	1,929	—	4,705	—
Gross profit	246,763	208,497	622,262	538,947
Operating expenses:
Marketing and selling	102,036	87,295	279,700	241,924
Research and development	32,284	29,161	96,867	85,889
General and administrative	24,631	24,080	75,587	77,966
Amortization of intangible assets and acquisition-related costs	1,494	112	4,535	447
Change in fair value of contingent consideration for business acquisition	(9,925)	—	(9,925)	—
Restructuring charges (credits), net	(33)	(666)	(44)	14,018
Total operating expenses	150,487	139,982	446,720	420,244
Operating income	96,276	68,515	175,542	118,703
Interest income, net	202	105	263	549
Other income (expense), net	2,634	862	943	(894)
Income before income taxes	99,112	69,482	176,748	118,358
Provision for income taxes	1,647	1,442	10,297	7,006
Net income from continuing operations	97,465	68,040	166,451	111,352
Loss from discontinued operations, net of taxes	—	(2,954)	—	(20,732)
Net income	$97,465	$65,086	$166,451	$90,620

Net income (loss) per share - basic:
Continuing operations	$0.60	$0.42	$1.03	$0.68
Discontinued operations	—	(0.02)	—	(0.13)
Net income per share - basic	$0.60	$0.40	$1.03	$0.55

Net income (loss) per share - diluted:
Continuing operations	$0.59	$0.41	$1.01	$0.67
Discontinued operations	—	(0.02)	—	(0.12)
Net income per share - diluted	$0.59	$0.39	$1.01	$0.55

Weighted average shares used to compute net income (loss) per share:
Basic	161,977	162,669	162,070	163,521
Diluted	165,901	165,168	165,211	165,951

Cash dividend per share	$—	$—	$0.57	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$97,465	$65,086	$166,451	$90,620
Other comprehensive income (loss):
Currency translation loss, net of taxes	(7,968)	(3,098)	(7,714)	(488)
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	1,193	283	1,520	475
Amortization included in operating expenses	424	400	1,289	1,233
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	2,497	(62)	4,026	(1,236)
Reclassification of hedging loss (gain) included in cost of goods sold	(463)	45	432	(2,443)
Other comprehensive loss:	(4,317)	(2,432)	(447)	(2,459)
Total comprehensive income	$93,148	$62,654	$166,004	$88,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$513,578	$519,195
Accounts receivable, net	277,677	142,778
Inventories	250,286	228,786
Other current assets	43,339	35,488
Total current assets	1,084,880	926,247
Non-current assets:
Property, plant and equipment, net	84,194	92,860
Goodwill	249,721	218,224
Other intangible assets, net	50,313	—
Other assets	85,728	86,816
Total assets	$1,554,836	$1,324,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$358,196	$241,166
Accrued and other current liabilities	247,963	173,764
Total current liabilities	606,159	414,930
Non-current liabilities:
Income taxes payable	55,573	59,734
Other non-current liabilities	91,709	89,535
Total liabilities	753,441	564,199
Commitments and contingencies (Note 12)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at December 31 and March 31, 2016
Conditionally authorized shares — 50,000 at December 31 and March 31, 2016
Additional paid-in capital	16,336	6,616
Less shares in treasury, at cost — 11,298 at December 31, 2016 and 10,697 at March 31, 2016	(167,342)	(128,407)
Retained earnings	1,034,685	963,576
Accumulated other comprehensive loss	(112,432)	(111,985)
Total shareholders’ equity	801,395	759,948
Total liabilities and shareholders’ equity	$1,554,836	$1,324,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$166,451	$90,620
Non-cash items included in net income:
Depreciation	32,479	36,884
Amortization of intangible assets	6,618	1,536
Loss (gain) on equity-method investment	(547)	176
Share-based compensation expense	26,354	19,875
Excess tax benefits from share-based compensation	(6,357)	(2,089)
Deferred income taxes	(473)	2,914
Change in fair value of contingent consideration for business acquisition	(9,925)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(139,414)	(115,814)
Inventories	(15,194)	18,066
Other assets	(6,346)	(9,329)
Accounts payable	109,095	68,763
Accrued and other liabilities	71,549	39,244
Net cash provided by operating activities	234,290	150,846
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,372)	(50,443)
Investment in privately held companies	(640)	(2,099)
Acquisitions, net of cash acquired	(66,987)	—
Release of restricted cash	715	—
Purchases of trading investments	(5,868)	(4,395)
Proceeds from sales of trading investments	5,912	4,668
Net cash used in investing activities	(90,240)	(52,269)
Cash flows from financing activities:
Payment of cash dividends	(93,093)	(85,915)
Purchases of treasury shares	(63,764)	(48,802)
Proceeds from sales of shares upon exercise of options and purchase rights	20,355	12,562
Tax withholdings related to net share settlements of restricted stock units	(13,054)	(5,357)
Excess tax benefits from share-based compensation	6,357	2,089
Net cash used in financing activities	(143,199)	(125,423)
Effect of exchange rate changes on cash and cash equivalents	(6,468)	(1,205)
Net decrease in cash and cash equivalents	(5,617)	(28,051)
Cash and cash equivalents, beginning of the period	519,195	537,038
Cash and cash equivalents, end of the period	$513,578	$508,987

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,044	$3,417

The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation	$—	$2,207
Amortization of other intangible assets	$—	$1,089
Share-based compensation expense	$—	$584
Purchases of property, plant and equipment	$—	$1,431
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$3,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income	—	—	—	—	—	90,620	(2,459)	88,161
Tax effects from share-based awards	—	—	(1,749)	—	—	—	—	(1,749)
Sales of shares upon exercise of options and purchase rights	—	—	(2,327)	(1,147)	14,889	—	—	12,562
Issuance of shares upon vesting of restricted stock units	—	—	(13,484)	(802)	8,127	—	—	(5,357)
Share-based compensation expense	—	—	19,912	—	—	—	—	19,912
Purchase of treasury shares	—	—	—	3,502	(48,802)	—	—	(48,802)
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
December 31, 2015	173,106	$30,148	$2,352	10,178	$(114,737)	$934,879	$(115,696)	$736,946

			Additional				Accumulated Other	Total
	Registered Shares		Paid-in	Treasury Shares		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	166,451	(447)	166,004
Tax effects from share-based awards	—	—	(1,463)	—	—	—	—	(1,463)
Sales of shares upon exercise of options and purchase rights	—	—	6,435	(1,524)	13,920	—	—	20,355
Issuance of shares upon vesting of restricted stock units	—	—	(21,714)	(1,196)	10,909	(2,249)	—	(13,054)
Share-based compensation expense	—	—	26,462	—	—	—	—	26,462
Purchases of treasury shares	—	—	—	3,321	(63,764)	—	—	(63,764)
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
December 31, 2016	173,106	$30,148	$16,336	11,298	$(167,342)	$1,034,685	$(112,432)	$801,395

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and nine months ended December 31, 2016.

Changes in Significant Accounting Policies

There have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2016 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally to be effective for the Company on April 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on April 1, 2018. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" (“ASU 2016-08”); ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" (“ASU 2016-10”); and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has not yet selected a transition method and is in process of assessing all potential impacts of the new standard. The new revenue standard will be adopted effective April 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company will adopt this standard effective April 1, 2017 and is in the process of evaluating the effect that ASU 2016-09 will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which gives guidance and reduces diversity in practice with respect to certain types of cash flows. The Company has early adopted this guidance during the second quarter of fiscal year 2017 and the adoption did not impact its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory"  ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use.  ASU 2016-16, however, does not apply to intra-entity transfer of inventory.  The guidance is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods.  Early adoption is permitted but only in the first interim period of a fiscal year.  The cumulative effect of change on equity upon adoption is to be quantified under the modified retrospective approach and recorded as of the beginning of the period of adoption.  The Company is evaluating the full effect that ASU 2016-16 will have on its condensed consolidated financial statements and will adopt the standard effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its condensed consolidated financial statements and is evaluating the timing of adoption of this standard.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 330)"("ASU 2017-04"),  which removes Step 2 from the goodwill impairment test. The standard will be effective for the Company for annual or any interim goodwill impairments in fiscal year beginning December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-14 will have an impact on its condensed consolidated financial statements and is evaluating the timing of adoption of this standard.

Note 2 — Discontinued operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. Subsequently, on December 28, 2015 in the fourth quarter of fiscal year 2016, the Company and Lifesize, Inc.(“Lifesize”), a wholly owned subsidiary of the Company which held the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with entities affiliated with three venture capital firms - Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2.5 million shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2.5 million and retained 12 million non-voting shares of Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the total shares outstanding immediately after the closing of the transactions (the "Closing"). Lifesize also issued 17.5 million shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17.5 million. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the total shares outstanding immediately after the Closing. In addition, Lifesize reserved 8 million shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing, none of which are issued or outstanding at the Closing. The divestiture of the Lifesize video conferencing business was effective on December 28, 2015. The Stock Purchase Agreement contains representations, warranties and covenants of the parties and includes certain indemnification obligations of the Company to the Venture Investors. See “Note 12 - Commitments and Contingencies” to the condensed consolidated financial statements for more information. The Stock Purchase Agreement also contains certain post-closing working capital adjustments. The Company substantially completed its transition services for Lifesize during the third quarter of fiscal year 2017.

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

The following table presents financial results of the video conferencing segment classified as total discontinued operations for the three and nine months ended December 31, 2015 (in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2015	2015
Net sales	$21,553	$65,554
Cost of goods sold	8,240	24,951
Gross profit	13,313	40,603
Operating expenses:
Marketing and selling	8,877	31,550
Research and development	4,924	16,592
General and administrative	1,836	5,308
Restructuring charges, net	1,064	8,070
Total operating expenses	16,701	61,520
Operating loss from discontinued operations	(3,388)	(20,917)
Interest and other expense, net	(47)	(180)
Loss from discontinued operations before income taxes	(3,435)	(21,097)
Benefit from income taxes	(481)	(365)
Net loss from discontinued operations	$(2,954)	$(20,732)

Note 3 — Business Acquisitions

Jaybird Acquisition

On April 20, 2016 (the "Acquisition Date"), the Company acquired all of the equity interest of JayBird, LLC (“Jaybird”), a Utah limited liability company that develops Bluetooth earbuds, activity trackers, and accessories for sports and active lifestyles, for a purchase price of $54.2 million in cash, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two year period (the "Jaybird Acquisition"). If the net revenue growth targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The Jaybird Acquisition is expected to accelerate the Company's entry into the wireless wearables space.

The Jaybird transaction meets the definition of a business and is accounted for using the acquisition method. The fair value of consideration transferred for the Jaybird Acquisition consists of the following (in thousands):

Purchase price	$54,242
Fair value of contingent consideration (earn-out)	18,000
Fair value of total consideration transferred	$72,242

The fair value of the earn-out payments at the Acquisition Date was determined by providing risk-adjusted earnings projections using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore representing a Level 3 measurement. The fair value of this earn-out is discussed further in "Note 8 - Fair Value Measurements" to the condensed consolidated financial statements.

The following table summarizes the preliminary allocation of the total consideration transferred to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

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

Except for IPR&D, intangible assets acquired as a result of the Jaybird Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $1.2 million and $3.2 million, respectively, during the three and nine months ended December 31, 2016 is included in "Amortization of intangible assets and purchase accounting effect of inventory" in the gross profit of the condensed consolidated statements of operations. Amortization of the intangible assets of customer relationship and trade name of $1.0 million and $2.8 million, respectively, during the three and nine months ended

December 31, 2016 is included in "amortization of intangible assets and acquisition-related costs" in the operating expense of the condensed consolidated statements of operations.

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

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or abandonment of the associated research and development efforts. If the research and development efforts are completed, the IPR&D intangible asset will be amortized over the estimated useful life to be determined as of the date the efforts are completed. IPR&D is tested for impairment annually or periodically if an indicator of impairment exists during the period until completion. The IPR&D related to the X3 earbuds was released during the third quarter of fiscal year 2017 and will be amortized over its estimated useful life of five years.

The Company believes the preliminary value of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.

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

The Company incurred acquisition-related costs for both the Jaybird Acquisition and the Saitek Acquisition of approximately $0.2 million and $1.5 million, in aggregate, for the three and nine months ended December 31, 2016, respectively. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the operating expense of the condensed consolidated statements of operations.

For the three and nine months ended December 31, 2016, Jaybird and Saitek contributed a total of $17.4 million and $47.3 million of net sales, respectively.

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

Note 4 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net Income (loss):
Continuing operations	$97,465	$68,040	$166,451	$111,352
Discontinued operations	—	(2,954)	—	(20,732)
Net income	$97,465	$65,086	$166,451	$90,620

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	161,977	162,669	162,070	163,521
Effect of potentially dilutive equivalent shares	3,924	2,499	3,141	2,430
Weighted average shares outstanding - diluted	165,901	165,168	165,211	165,951

Net income (loss) per share - basic:
Continuing operations	$0.60	$0.42	$1.03	$0.68
Discontinued operations	—	(0.02)	—	(0.13)
Net income per share - basic	$0.60	$0.40	$1.03	$0.55

Net income (loss) per share - diluted:
Continuing operations	$0.59	$0.41	$1.01	$0.67
Discontinued operations	—	(0.02)	—	(0.12)
Net income per share - diluted	$0.59	$0.39	$1.01	$0.55

Share equivalents attributable to outstanding stock options and restricted stock units ("RSUs") of 1.7 million and 6.3 million for the three months ended December 31, 2016 and 2015, respectively, and 2.8 million and 6.6 million for the nine months ended December 31, 2016 and 2015, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 5 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2016, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and related tax benefit recognized for the three and nine months ended December 31, 2016 and 2015, excluding balances classified as discontinued operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of goods sold	$617	$464	$1,930	$1,648
Marketing and selling	4,006	2,484	10,687	6,545
Research and development	1,176	846	3,007	2,174
General and administrative	3,588	2,668	10,730	8,917
Restructuring	—	—	—	7
Total share-based compensation expense	9,387	6,462	26,354	19,291
Income tax benefit	(2,391)	(1,446)	(6,092)	(2,479)
Total share-based compensation expense, net of income tax	$6,996	$5,016	$20,262	$16,812

As of December 31, 2016 and 2015, the Company capitalized $0.6 million and $0.5 million of stock-based compensation expenses as inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.8 million and $2.8 million for the three months ended December 31, 2016 and 2015, respectively, and $8.4 million and $8.6 million for the nine months ended December 31, 2016 and 2015, respectively, was primarily related to service costs.

Note 6 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2016 was $1.6 million based on an effective income tax rate of 1.7% of pre-tax income, compared to an income tax provision of $1.4 million based on an effective income tax rate of 2.1% of pre-tax income for the three months ended December 31, 2015. The income tax provision for the nine months ended December 31, 2016 was $10.3 million based on an effective income tax rate of 5.8% of pre-tax income, compared to an income tax provision of $7.0 million based on an effective income tax rate of 5.9% for the nine months ended December 31, 2015.

The change in the effective income tax rate for the three and nine months ended December 31, 2016, compared to the three and nine months ended December 31, 2015, is due to the mix of income and losses in the various tax jurisdictions in which the Company operates. In the three months ended December 31, 2016 and December 31, 2015, there was a discrete tax benefit of $9.4 million and $8.4 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the nine months ended December 31, 2015, there was an additional discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of December 31 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $66.6 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $55.6 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to its income tax liability for uncertain tax positions as of December 31, 2016 compared to $59.7 million in non-current income taxes payable and $0.1 million in current income taxes payable as of March 31, 2016. The Company anticipates a settlement with the tax authorities in a foreign jurisdiction in the next twelve months and reclassed $1.4 million from non-current income taxes payable to current income taxes payable as of December 31, 2016.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2016, the Company had $3.5 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2017, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $12.1 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 7— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2016 (in thousands):

	December 31, 2016	March 31, 2016
Accounts receivable, net:
Accounts receivable	$528,029	$332,553
Allowance for doubtful accounts	(597)	(667)
Allowance for sales returns	(22,215)	(18,526)
Allowance for cooperative marketing arrangements	(41,006)	(28,157)
Allowance for customer incentive programs	(83,141)	(60,872)
Allowance for pricing programs	(103,393)	(81,553)
	$277,677	$142,778
Inventories:
Raw materials	$28,484	$48,489
Finished goods	221,802	180,297
	$250,286	$228,786
Other current assets:
Income tax and value-added tax receivables	$21,237	$22,572
Prepaid expenses and other assets	22,102	12,916
	$43,339	$35,488
Property, plant and equipment, net:
Property, plant and equipment at cost	$373,097	371,212
Less: accumulated depreciation and amortization	(288,903)	(278,352)
	$84,194	$92,860
Other assets:
Deferred tax assets	$55,773	$56,208
Trading investments for deferred compensation plan	14,724	14,836
Investments held in privately held companies	10,434	9,247
Other assets	4,797	6,525
	$85,728	$86,816

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2016 (in thousands):

	December 31, 2016	March 31, 2016
Accrued and other current liabilities:
Accrued personnel expenses *	$83,645	$46,025
Indirect customer incentive programs	51,224	28,721
Warranty accrual	13,692	11,880
Employee benefit plan obligation	1,899	1,285
Income taxes payable	7,163	1,553
Contingent consideration for business acquisition - current portion	1,688	—
Other current liabilities	88,652	84,300
	$247,963	$173,764
Non-current liabilities:
Warranty accrual	$8,429	$8,500
Obligation for deferred compensation plan	14,724	14,836
Employee benefit plan obligation	50,843	53,909
Deferred rent	8,323	9,424
Deferred tax liability	1,665	1,665
Contingent consideration for business acquisition - non-current portion	6,387	—
Other non-current liabilities	1,338	1,201
	$91,709	$89,535

 * The increase in accrued personnel expenses as of December 31, 2016 compared with March 31, 2016 was primarily due to change in the payment frequency of our cash bonus plan from semi-annual to annual, and a strong performance for the first nine months of fiscal year 2017.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2016			March 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$340,964	$—	$—	$10,000	$—	$—

Trading investments for deferred compensation plan:
Money market funds	$3,024	$—	$—	$3,467	$—	$—
Mutual funds	11,700	—	—	11,369	—	—
Total of trading investments for deferred compensation plan	$14,724	$—	$—	$14,836	$—	$—

Currency exchange derivative assets	$—	$825	$—	$—	$10	$—

Liabilities:
Acquisition-related contingent consideration	$—	$—	8,075	$—	$—	$—
Currency exchange derivative liabilities	$—	$69	$—	$—	$1,132	$—

The following table summarizes the change in fair value of the Company’s contingent consideration balance during the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Beginning of the period	$18,000	$—	$—	$—
Fair value of contingent consideration upon acquisition	—	—	18,000	—
Change in fair value of contingent consideration	(9,925)	—	(9,925)	—
End of the period	$8,075	$—	$8,075	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $14.7 million and $14.8 million, respectively, as of December 31, 2016 and March 31, 2016, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three or nine months ended December 31, 2016 and 2015 were not material and are included in "other income (expense), net" in the Company's condensed consolidated statements of operations.

Acquisition-related contingent consideration

The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" to the condensed consolidated financial statements for more information) represents the future potential earn-out payments of up to $45 million based on the achievement of certain net revenue targets over approximately a two year period. If the net revenue targets are met, the Company will pay a maximum of $25 million and $20 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Acquisition Date was $18 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the condensed consolidated statements of operations. Projected net sales are based on our internal projections, including analysis of the target markets. The fair value of the contingent consideration was decreased to $8.1 million as of December 31, 2016. The change in fair value of contingent consideration results primarily from Jaybird's lower-than-expected net sales during the three months ended December 31, 2016 and revised projected net sales in the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including change in the forecast of net sales for the earn-out periods, may result in change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no impairments of long-lived assets during the three and nine months ended December 31, 2016 or 2015.

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

The aggregate recorded amount of cost method investments included in other assets as of December 31, 2016 and March 31, 2016 was $7.4 million.

Note 9 - Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of December 31, 2016 or March 31, 2016. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016 (in thousands):

	Derivatives
	Asset		Liability
	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
Cash flow hedges	$825	$10	$—	$1,038

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2016	2015	2016	2015
Cash flow hedges	$2,034	$(17)	$(463)	$45

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss After Reclassification to Costs of Goods Sold		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2016	2015	2016	2015
Cash flow hedges	$4,458	$(3,679)	$432	$(2,443)

Cash Flow Hedges

The Company enters into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to its subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. However, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in currency exchange rates. The Company has designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company assesses the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the three and nine months ended December 31, 2016 and 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $55.7 million and $39.8 million at December 31, 2016 and March 31, 2016, respectively. The Company estimates that $2.7 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2016 will be reclassified into earnings within the next 12 months.

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

The notional amounts of currency exchange forward and swap contracts outstanding as of December 31 and March 31, 2016 relating to foreign currency receivables or payables were $86.6 million and $63.7 million, respectively. Open forward and swap contracts outstanding as of December 31, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 10 — Goodwill

The Company performed its annual impairment analysis of the goodwill as of December 31, 2016 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, the only reportable segment of the Company, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization to $4.0 billion as of December 31, 2016 from $2.5 billion a year ago, and budgeted-to-actual revenue performance from the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2016 (in thousands):

As of March 31, 2016	$218,224
Business acquisitions (See Note 3)	31,553
Currency impact	(56)
As of December 31, 2016	$249,721

Note 11 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $43.2 million as of December 31, 2016. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2016, the Company had outstanding bank guarantees of $18.3 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2016 or March 31, 2016.

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

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Beginning of the period	$21,612	$20,399	$20,380	$21,710
Assumed from business acquisition		—	1,963	—
Provision	4,521	2,023	10,861	5,815
Settlements	(3,550)	(2,763)	(10,430)	(8,008)
Currency impact	(462)	(153)	(653)	(11)
End of the period	$22,121	$19,506	$22,121	$19,506

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

Guarantees

Logitech Europe S.A. guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of December 31, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2016, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

The stock purchase agreement entered on December 28, 2015 in connection with the investment by three venture capital firms in Lifesize, Inc. contains representations, warranties and covenants of Logitech and Lifesize, Inc. to the Investors. Logitech has agreed, subject to certain limitations, to indemnify the Investors and certain persons related to the Investors for certain losses resulting from breaches of or inaccuracies in such representations, warranties and covenants as well as certain other obligations, including third-party expenses, restructuring costs and pre-closing tax obligations of Lifesize.

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

Note 13 — Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company’s share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or trading plan or otherwise. Opportunistic share repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During the three months ended December 31, 2016, 0.9 million shares were repurchased for $20.9 million. There were no share repurchases during the three months ended December 31, 2015. During the nine months ended December 31, 2016 and 2015, 3.3 million and 3.5 million shares were repurchased for $63.8 million and $48.8 million, respectively.

Cash Dividend on Shares of Common Stock

During the nine months ended December 31, 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on the Company's outstanding common stock. During the nine months ended December 31, 2015, the Company declared and paid cash dividends of CHF 0.51 (USD equivalent of $0.53) per common share, totaling $85.9 million on the Company's outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

On total company basis, the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Gains (Losses)	Total
March 31, 2016	$(84,038)	$(26,171)	$(1,776)	$(111,985)
Other comprehensive income	(7,714)	2,809	4,458	(447)
December 31, 2016	$(91,752)	$(23,362)	$2,682	$(112,432)

(1)        Tax effect was not significant as of December 31 or March 31, 2016.

Note 14 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the

Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, investigation and related expenses, or change in fair value of acquisition-related contingent consideration.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Mobile Speakers	$106,578	$85,081	$261,046	$206,175
Audio-PC & Wearables	67,225	57,300	186,058	149,341
Gaming	107,181	77,706	242,874	189,000
Video Collaboration	35,807	26,216	88,298	67,460
Home Control	26,942	25,684	49,916	48,548
Pointing Devices	142,166	139,711	382,249	381,364
Keyboards & Combos	125,289	116,531	359,824	324,458
Tablet & Other Accessories	24,852	35,873	59,351	73,222
PC Webcams	30,503	29,648	80,072	74,689
Other (1)	164	817	1,187	1,961
Total net retail sales	666,707	594,567	1,710,875	1,516,218
OEM	—	26,512	—	71,041
Total net sales	$666,707	$621,079	$1,710,875	$1,587,259

(1)	Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.

Net sales to unaffiliated customers by geographic region (based on the customers’ location) for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Americas	$290,724	$279,286	$753,179	$719,735
EMEA	233,251	205,827	576,809	494,592
Asia Pacific	142,732	135,966	380,887	372,932
Total net sales	$666,707	$621,079	$1,710,875	$1,587,259

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales from continuing operations for the three and nine months ended December 31, 2016. The United States represented more than 10% of the Company’s total consolidated net sales from continuing operations for the three and nine months ended December 31, 2015.

Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales from continuing operations for all the periods presented herein.

Two customer groups of the Company each represented more than 10% of total consolidated sales from continuing operations for all the periods presented herein.

Long-lived assets by geographic region were as follows (in thousands):

	December 31, 2016	March 31, 2016
Americas	$37,959	$40,221
EMEA	3,358	3,194
Asia Pacific	42,877	49,445
Total	$84,194	$92,860

Long-lived assets in the United States and China were $37.8 million and $36.5 million, respectively, as of December 31, 2016, and $40.0 million and $44.5 million, respectively, as of March 31, 2016. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of December 31 or March 31, 2016. Long-lived assets in Switzerland, the Company’s home domicile, were $1.8 million and $1.7 million as of December 31 and March 31, 2016, respectively.

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

The following table summarizes restructuring related activities during the three and nine months ended December 31, 2016:

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282
Charges	74	—	74
Cash payments	(1,473)	—	(1,473)
Accrual balance at September 30, 2016	$2,883	$—	$2,883
Credits, net	(33)	—	(33)
Cash payments	(1,200)	—	(1,200)
Accrual balance at December 31, 2016	$1,650	$—	$1,650

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

•
Smart Home:  The connected home is a market in its early stages of formation and growth. The push to realize the vision of the Internet-of-Things is delivering more and more connected devices that populate our homes, from the more traditionally connected devices like set-top boxes and digital entertainment devices to things like appliances, lighting, door locks and thermostats. We have a foundation for growth in this market through the entertainment control capabilities in our Harmony products.

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

Summary of Financial Results

Our net sales for the three and nine months ended December 31, 2016 increased 7% and 8% compared to the three and nine months ended December 31, 2015, respectively, due to stronger retail sales, partially offset by our exit of the OEM business in the quarter ended December 31, 2015. The results of operations for Jaybird and Saitek have been included in our condensed consolidated statements of operations from the acquisition date. For the three and nine months ended December 31, 2016, Jaybird and Saitek contributed a total of $17.4 million and $47.3 million of net sales, respectively.

Our retail sales for the three months ended December 31, 2016 increased 12% compared to the three months ended December 31, 2015. Retail sales increased 7%, 18% and 14% in the Americas ("AMR"), EMEA and Asia Pacific, respectively. Our retail sales for the nine months ended December 31, 2016 increased 13% compared to the nine months ended December 31, 2015. Retail sales increased 8%, 21% and 11% in AMR, EMEA and Asia Pacific, respectively.

Our gross margin for the three months ended December 31, 2016 increased to 37.0% from 33.6% for the three months ended December 31, 2015. Our gross margin for the nine months ended December 31, 2016 increased to 36.4% from 34.0% for the nine months ended December 31, 2015. The increases in gross margin for both periods were primarily driven by product cost reductions as well as greater supply chain efficiencies, partially offset by an increase of promotions, and amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.

Operating expenses for the three months ended December 31, 2016 were 22.6% of net sales, compared to 22.5% in the same period of the prior fiscal year. Operating expenses for the nine months ended December 31, 2016 were 26.1% of net sales, compared to 26.5% in the same period of the prior fiscal year. Net operating expense increased in both periods, primarily driven by higher personnel-related costs due to increased headcount, business acquisitions completed during the first nine months of fiscal year 2017, a higher variable compensation linked to strong performance in the first nine months of the fiscal year, and amortization of intangibles from the business acquisitions, partially offset by a gain from change in fair value of contingent consideration from the Jaybird Acquisition. The increase of operating expenses for the nine months ended December 31, 2016 was also offset by a decrease in restructuring charges as we substantially completed our restructuring plan in the fourth quarter of fiscal year 2016.

Net income from continuing operations for the three and nine months ended December 31, 2016 was $97.5 million and $166.5 million, respectively, compared to $68.0 million and $111.4 million for the three and nine months ended December 31, 2015, respectively.

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
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first nine months of fiscal year 2017, driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, our introduction of new products, acquisitions of new portfolios and our ability to gain market share, has driven our growth in this market.

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

Smart Home: This market increased in fiscal year 2016 and has continued growing in fiscal year 2017. In October 2016, we introduced a new Amazon Alexa skill that enables voice control of the living room entertainment experience using a Logitech Harmony Hub with Alexa-enabled devices such as the Amazon Echo or Echo Dot. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen early success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.

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

The economic useful life of the trade names from the business acquisitions was determined based on the expected life of the trade names and the cash flows anticipated over the forecasted periods.

The fair value of acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" and "Note 8 - Fair Value Measurements" to the condensed consolidated financial statements for more information) is determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected net sales of Jaybird over the earn-out period, and it is remeasured at each reporting period based on the inputs on the date of remeasurement. Projected net sales are based on our internal projections, including analysis of the target markets. The fair value of the contingent consideration was decreased to $8.1 million as of December 31, 2016. The change in fair value of contingent consideration results primarily from Jaybird's lower-than-expected net sales during the three months ended December 31, 2016 and revised projected net sales in the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including change in the forecast of net sales for the earn-out periods, may result in change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.

There have been no other new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that are of significance, or potential significance, to the Company.

Adoption of New Accounting Guidance

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which gives guidance and reduces diversity in practice with respect to certain types of cash flows. We have early adopted this guidance during the second quarter of fiscal year 2017 and the adoption did not impact our condensed consolidated financial statements.

Impact of Constant Currency

We refer to our net sales growth rates excluding the impact of currency exchange rate fluctuations as "constant dollar" sales growth rates. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
Results of Operations
 Net Sales
 Net sales by channel for the three and nine months ended December 31, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Retail	$666,707	$594,567	12%	$1,710,875	$1,516,218	13%
OEM	—	26,512	(100)	—	71,041	(100)
Total net sales	$666,707	$621,079	7	$1,710,875	$1,587,259	8
 Retail:
 Our net retail sales in the three and nine months ended December 31, 2016 increased 12% and 13%, respectively, compared to the same periods of the prior fiscal year. Sales increased across all three regions during the three and nine months ended December 31, 2016. If currency exchange rates had been constant in the three and nine months ended December 31, 2016 and 2015, our constant dollar retail sales growth rates would have been 13% for both periods. The growths for both periods include the net sales resulting from the Jaybird Acquisition completed in the first quarter of fiscal year 2017 and the Saitek Acquisition completed in the second quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the condensed consolidated financial statements).

OEM:

The year-over-year decline in our OEM sales was due to our exit from the OEM business in December 2015. As a result, there was no OEM revenue during the three and nine months ended December 31, 2016.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. For example, during the three months ended December 31, 2016, 51% of our net sales were denominated in currencies other than the U.S. Dollar.

Retail Sales by Region

The following table presents the change in retail sales by region for the three and nine months ended December 31, 2016, compared to the three and nine months ended December 31, 2015:

	Three Months Ended December 31, 2016 Change in Sales	Nine Months Ended December 31, 2016 Change in Sales
Americas	7%	8%
EMEA	18	21
Asia Pacific	14	11

Americas:

Retail sales in the Americas region increased 7% and 8%, respectively, during the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2016 and 2015, our constant dollar retail sales growth rates would have been 8% and 9%, respectively, in the Americas. The growths were driven by Audio PC & Wearables, Mobile Speakers and Gaming, partially offset by declines in sales for Pointing Devices and Tablet & Other Accessories.

EMEA:

Retail sales in the EMEA region increased 18% and 21%, respectively, during the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2016 and 2015, our constant dollar retail sales growth rates would have been 20% and 22%, respectively. The growth in the periods was driven by several of our product categories, with strength in Mobile Speakers, Keyboards & Combos, Pointing Devices, Video Collaboration and Gaming.

Asia Pacific:

Retail sales in the Asia Pacific region increased 14% and 11%, respectively, during the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2016 and 2015, our constant dollar retail sales growth rates would have been 13% and 11%, respectively. The growth in the periods was primarily driven by sales increases in Gaming.

Net Retail Sales by Product Categories

Net retail sales by product category for the three and nine months ended December 31, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Mobile Speakers	$106,578	$85,081	25%	$261,046	$206,175	27%
Audio-PC & Wearables	67,225	57,300	17	186,058	149,341	25
Gaming	107,181	77,706	38	242,874	189,000	29
Video Collaboration	35,807	26,216	37	88,298	67,460	31
Home Control	26,942	25,684	5	49,916	48,548	3
Pointing Devices	142,166	139,711	2	382,249	381,364	—
Keyboards & Combos	125,289	116,531	8	359,824	324,458	11
Tablet & Other Accessories	24,852	35,873	(31)	59,351	73,222	(19)
PC Webcams	30,503	29,648	3	80,072	74,689	7
Other (1)	164	817	(80)	1,187	1,961	(39)
Total net retail sales	$666,707	$594,567	12	$1,710,875	$1,516,218	13

(1) Other category includes products out of which we currently intend to transition, or out of which we have already transitioned, because they are no longer strategic to our business.
Net Retail Sales by Product Categories
Music market:

Mobile Speakers

Our retail Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Retail sales of Mobile Speakers increased 25% and 27%, respectively, for the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. Mobile Speaker sales increased for both periods primarily due to the introduction of the UE Boom 2 in the second quarter of fiscal year 2016 as well as the continued success of the UE Megaboom.

Audio-PC & Wearables

Our retail Audio-PC & Wearables category comprises PC speakers, PC headsets and Jaybird earbuds.

Audio-PC & Wearables sales increased 17% and 25%, respectively, for the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The increase for the three months ended December 31, 2016 was primarily driven by the introduction of the Jaybird X3 Sport Bluetooth earbuds in the third quarter of fiscal year 2017 and the Jaybird Freedom F5 earbuds resulting from the Jaybird Acquisition in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the condensed consolidated financial statements). The increase for the nine months ended December 31, 2016 was primarily driven by the Jaybird Freedom F5 earbuds and the Jaybird X2 and X3 Sport Bluetooth earbuds.

Gaming market:

Gaming

Our retail Gaming category comprises Gaming mice, keyboards, headsets, gamepads, steering wheels and Saitek simulation controllers.

Gaming retail sales increased 38% and 29%, respectively, for the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The significant increases for both periods were primarily driven by the continued success of our G502 Proteus Spectrum gaming mouse and new product introductions of the G900 Chaos Spectrum gaming mouse and the G910 Orion Spark gaming keyboard in the first half of fiscal year 2017.

Video Collaboration market:

Video Collaboration

Our retail Video Collaboration category primarily includes video products and certain headset products that can connect various sized user groups.

Retail sales of Video Collaboration increased 37% and 31%, respectively, in the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The increases in both periods were primarily due to the introduction of the Logitech Group conference camera in the fourth quarter of fiscal year 2016.

Smart Home market:

Home Control

Our retail Home Control category comprises our Harmony branded products.

Home Control retail sales increased 5% and 3%, respectively, during the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year.

Creativity & Productivity Market:

Pointing Devices

Our retail Pointing Devices category comprises mice, touchpads and presenters.

Retail sales of Pointing Devices increased 2% and remained flat, respectively, during the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year.

Keyboards & Combos

Our retail Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Retail sales of Keyboards & Combos increased 8% and 11%, respectively, in the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The sales increase for the three months ended December 31, 2016 was primarily driven by continued sales of our MK235 Combo launched in the fourth quarter of fiscal year 2016. The sales increase for the nine months ended December 31, 2016 was primarily driven by the strong sales of our wireless keyboard K400 plus, in addition to the new product launch of our MK235 Combo in the fourth quarter of fiscal year 2016.

Tablet & Other Accessories

Our retail Tablet & Other Accessories category consists of keyboards for tablets and covers for tablets as well as other accessories for mobile devices.

Retail sales of Tablet & Other Accessories decreased 31% and 19%, respectively, in the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The sales decrease for both periods reflect the declining market for iPad shipments, partially offset by the new product introduction of the Create Tablet Keyboard Case for the iPad Pro launched in September of fiscal year 2016.

PC Webcams

Our retail PC Webcams category comprises retail webcams for consumer applications.

Retail PC Webcams sales increased 3% and 7%, respectively, in the three and nine months ended December 31, 2016, compared to the same periods of the prior fiscal year. The increase in the three months ended December 31, 2016 was primarily driven by the introduction of our C922 Pro Stream Webcam. The increase in the nine months ended December 31, 2016 was primarily driven by strong sales of our HD Pro Webcam C920, in addition to the introduction of the C922 Pro Stream Webcam.

Gross Profit

Gross profit for the three and nine months ended December 31, 2016 and 2015 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Net sales	$666,707	$621,079	7%	$1,710,875	$1,587,259	8%
Cost of goods sold	418,015	412,582	1	1,083,908	1,048,312	3
Amortization of intangible assets and purchase accounting effect on inventory	1,929	—	NM	4,705	—	NM
Gross profit	$246,763	$208,497	18	$622,262	$538,947	15
Gross margin	37.0%	33.6%		36.4%	34.0%

NM=Not Meaningful.

Gross profit consists of net sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, outside processing costs and write-down of inventories) and less amortization of certain intangible assets and purchase accounting effect on inventory. Purchase accounting effect on inventory was $0.5 million and $1.2 million for the three and nine months ended December 31, 2016, respectively. Amortization of intangible assets from developed technology was $1.5 million and $3.5 million, respectively, for the three and nine months ended December 31, 2016 as a result of the business acquisitions.

Gross margin increased by 340 basis points and 240 basis points, respectively, for the three and nine months ended December 31, 2016, compared to the same period of the prior fiscal year. The increases in gross margin for both periods were primarily driven by product cost reductions as well as greater supply chain efficiencies, partially offset by an increase of promotions, and amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Change	2016	2015	Change
Marketing and selling	$102,036	$87,295	17%	$279,700	$241,924	16%
% of net sales	15.3%	14.1%		16.3%	15.2%
Research and development	32,284	29,161	11	96,867	85,889	13
% of net sales	4.8%	4.7%		5.7%	5.4%
General and administrative	24,631	24,080	2	75,587	77,966	(3)
% of net sales	3.7%	3.9%		4.4%	4.9%
Amortization of intangible assets and acquisition-related costs	1,494	112	1,234	4,535	447	915
% of net sales	0.2%	—%		0.3%	—%
Change in fair value of contingent consideration for business acquisition	(9,925)	—	NM	(9,925)	—	NM
% of net sales	(1.5)%	—%		(0.6)%	—%
Restructuring charges (credits), net	(33)	(666)	(95)	(44)	14,018	(100)
% of net sales	—%	(0.1)%		—%	0.9%
Total operating expenses	$150,487	$139,982	8	$446,720	$420,244	6
% of net sales	22.6%	22.5%		26.1%	26.5%

NM=Not Meaningful.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead, corporate and product marketing, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended December 31, 2016, marketing and selling expenses increased 17%, compared to the same period of the prior fiscal year. During the nine months ended December 31, 2016, marketing and selling expenses increased 16%, compared to the same period of the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs due to increased headcount during the last twelve months to expand our marketing team to support the advertising and marketing efforts for our products, the increased headcount and amortization of intangible assets resulting from the Jaybird Acquisition and Saitek Acquisition, as well as increased variable compensation linked to stronger performance during the first nine months of fiscal year 2017.

 Research and Development

Research and development expenses consist of personnel and related overhead, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2016, research and development expenses increased 11% and 13%, respectively, compared to the same periods in the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs to support the launch of new products, increased headcount from business acquisitions, and increased variable compensation linked to stronger performance during the first nine months of fiscal year 2017.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs for the finance, information systems, executive, people & culture, legal and facilities functions.

During the three months ended December 31, 2016, general and administrative expenses increased 2%, compared to the same period in the prior fiscal year. The increase was primarily driven by higher variable compensation linked to stronger performance during the first nine months of fiscal year 2017, partially offset by decreased information technology costs.

During the nine months ended December 31, 2016, general and administrative expenses decreased 3%, compared to the same period in the prior fiscal year. The decrease was primarily due to a $3.5 million reduction related to the prior year's accrual for our settlement with the SEC (see "Note 12 - Commitments and Contingencies" to the condensed consolidated financial statements for more details) and a decrease in information technology costs, partially offset by an increase in variable compensation linked to stronger performance during the first nine months of fiscal year 2017.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Amortization of intangible assets	$1,279	$112	$3,074	$447
Acquisition-related costs	215	—	1,461	—
Total	$1,494	$112	$4,535	$447

Amortization of intangible assets consists of amortization of acquired intangible assets including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration is primarily due to lower-than-expected net sales of Jaybird products during the three months ended December 31, 2016, and revised projected net sales of Jaybird products during the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market (see Note 8 – Fair Value Measurement). Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including change in the forecast of net sales of the earn-out periods, may result in change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.

Restructuring Charges

The following table summarizes restructuring-related activities during the three and nine months ended December 31, 2016 (in thousands):

	Restructuring
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$6,275	$125	$6,400
Credits, net	(85)	—	(85)
Cash payments	(1,908)	(125)	(2,033)
Accrual balance at June 30, 2016	$4,282	$—	$4,282
Charges	74	—	74
Cash payments	(1,473)	—	(1,473)
Accrual balance at September 30, 2016	$2,883	$—	$2,883
Credits, net	(33)	—	(33)
Cash payments	(1,200)	—	(1,200)
Accrual balance at December 31, 2016	$1,650	$—	$1,650

Termination benefits were calculated based on regional benefit practices and local statutory requirements. Lease exit costs primarily relate to costs associated with the closure of existing facilities.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended December 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Investment gain (loss) related to deferred compensation plan	$76	$348	$672	$(278)
Currency exchange gain (loss), net	2,174	442	(75)	(690)
Other	384	72	346	74
	$2,634	$862	$943	$(894)

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

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2016 and 2015 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Provision for income taxes	$1,647	$1,442	$10,297	$7,006
Effective income tax rate	1.7%	2.1%	5.8%	5.9%

The change in the effective income tax rate for the three and nine months ended December 31, 2016, compared to the three and nine months ended December 31, 2015, is due to the mix of income and losses in the various tax jurisdictions in which we operate. In the three months ended December 31, 2016 and December 31,

2015, there was a discrete tax benefit of $9.4 million and $8.4 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the nine months ended December 31, 2015, there was an additional discrete tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.

As of December 31 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $66.6 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $513.6 million, compared to $519.2 million as of March 31, 2016. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 58% is held in Switzerland, 15% is held in Germany, 12% is held in Hong Kong and China, 6% is held in the United Kingdom, and 9% is held in the United States and various other countries. We do not expect to incur any material adverse tax impact, except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of December 31, 2016, our working capital was $478.7 million, compared to $511.3 million as of March 31, 2016. The decrease was primarily due to higher accounts payable and accrued and other current liabilities, partially offset by higher accounts receivable and net inventory balances because of seasonality.

During the nine months ended December 31, 2016, we generated $234.3 million in cash from operating activities. Our main cash inflows came from net income and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. Net cash used in investing activities was $90.2 million, primarily due to $67.0 million of purchase price (net of cash acquired) for the business acquisitions (see "Note 3 - Business Acquisitions" to the condensed consolidated financial statements), including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, and $23.4 million of capital expenditures in computer hardware and software, tooling and equipment. Net cash used in financing activities was $143.2 million, primarily related to our dividend payment of $93.1 million, share repurchases of $63.8 million and tax withholdings related to net share settlements of restricted stock units ("RSUs") of $13.1 million, partially offset by $20.4 million of proceeds from sales of shares upon exercise of options and purchase rights.

We had several uncommitted, unsecured bank lines of credit aggregating $43.2 million as of December 31, 2016. We have not drawn down on these lines of credit as of December 31, 2016. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2016, we had outstanding bank guarantees of $18.3 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows on a total company basis (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$234,290	$150,846
Net cash used in investing activities	(90,240)	(52,269)
Net cash used in financing activities	(143,199)	(125,423)
Effect of exchange rate changes on cash and cash equivalents	(6,468)	(1,205)
Net decrease in cash and cash equivalents	$(5,617)	$(28,051)

The following amounts reflected in the table above are from discontinued operations:
Depreciation	$—	$2,207
Amortization of other intangible assets	$—	$1,089
Share-based compensation expense	$—	$584
Purchases of property, plant and equipment	$—	$1,431
Cash and cash equivalents, beginning of the period	$—	$3,659
Cash and cash equivalents, end of the period	$—	$3,905

Cash Flow from Operating Activities

The following table presents selected financial information and statistics as of December 31, 2016 and 2015 (Dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Accounts receivable, net	$277,677	$284,089
Inventories	$250,286	$239,962
Days sales in accounts receivable (“DSO”) (Days) (1)	37	41
Inventory turnover (“ITO”) (x)(2)	6.7	6.9

(1) DSO is determined using ending accounts receivable as of the most recent quarter-end and net sales for the most recent quarter.

(2) ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

Days sales in accounts receivable decreased from 41 days for the three months ended December 31, 2015 to 37 days for the three months ended December 31, 2016, primarily due to improvements in the efficiency and effectiveness of collection efforts.

Inventory turnover for the three months ended December 31, 2016 was slightly lower compared to the same period of the prior fiscal year. The increase in inventories compared with December 31, 2015 was primarily driven by the Jaybird Acquisition and Saitek Acquisition that occurred in the nine months ended December 31, 2016, partially offset by our continuing efforts in demand planning and production planning. If we are not successful in launching and phasing in our new products, including products from acquisitions, during the current fiscal year, or we are not able to sell these products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating income, operating cash flow, and inventory turnover in the future.

 Cash Flow from Investing Activities

The following table presents information on our cash flows from investing activities during the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015
Purchases of property, plant and equipment	$(23,372)	$(50,443)
Investment in privately held companies	(640)	(2,099)
Acquisitions, net of cash acquired	(66,987)	—
Release of restricted cash	715	—
Purchases of trading investments	(5,868)	(4,395)
Proceeds from sales of trading investments	5,912	4,668
Net cash used in investing activities	$(90,240)	$(52,269)

Our expenditures for property, plant and equipment during the nine months ended December 31, 2016 and 2015 were primarily for computer hardware and software, tooling, equipment and leasehold improvements. The decrease in purchases of property, plant and equipment mainly arose from the building of production lines during the nine months ended December 31, 2015, to accommodate our in-house manufacturing of certain products, compared with purchase from third parties, to align with our cost-saving goal.

Our payments for the acquisitions, net of cash acquired, during the nine months ended December 31, 2016, were for the Jaybird Acquisition and the Saitek Acquisition during the period (refer to "Note 3 - Business Acquisitions" to the condensed consolidated financial statements).

The purchases and sales of trading investments in the nine months ended December 31, 2016 and 2015 represented mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held in a Rabbi trust.

Cash Flow from Financing Activities

The following table presents information on our cash flows from financing activities during the nine months ended December 31, 2016 and 2015 on a total company basis (in thousands):

	Nine Months Ended December 31,
	2016	2015
Payment of cash dividends	$(93,093)	$(85,915)
Purchases of treasury shares	(63,764)	(48,802)
Proceeds from sales of shares upon exercise of options and purchase rights	20,355	12,562
Tax withholdings related to net share settlements of restricted stock units	(13,054)	(5,357)
Excess tax benefits from share-based compensation	6,357	2,089
Net cash used in financing activities	$(143,199)	$(125,423)

During the nine months ended December 31, 2016, we declared and paid cash dividends of approximately CHF 0.56 (USD equivalent of approximately $0.57) per common share, totaling approximately $93.1 million in U.S. Dollars, out of retained earnings. During the nine months ended December 31, 2015, we declared and paid cash dividends of approximately CHF 0.51 (USD equivalent of approximately $0.53) per common share, totaling approximately $85.9 million in U.S. Dollars, out of retained earnings.

During the nine months ended December 31, 2016 and 2015, 3.3 million and 3.5 million shares were repurchased for $63.8 million and $48.8 million, respectively.

During the nine months ended December 31, 2016 and 2015, $13.1 million and $5.4 million, respectively, were paid for tax withholding related to the vesting for RSUs.

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

In March 2014, our Board of Directors approved a new share buyback program, which authorizes us to purchase up to $250.0 million of our own shares. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market through block trades or otherwise. Opportunistic share repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2016, the remaining amount that may be repurchased under the program is $114.6 million.

As noted in "Note 3 - Business Acquisitions" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45 million based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, the Company will pay a maximum of $25 million and $20 million in fiscal years 2018 and 2019, respectively.

On September 15, 2016, the Company completed the acquisition of the Saitek product line for total consideration of approximately $13.0 million.

We have changed the payment frequency of our employee performance bonus plan from semi-annual payment to annual payment. The full year bonus for fiscal year 2017 is expected to be made in the first quarter of fiscal year 2018, and the operating cash flow for that period could be negative as a result.

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

Operating Leases Obligation

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030. Our asset retirement obligations on these leases as of December 31, 2016 were not material.

Purchase Commitments

As of December 31, 2016, we had fixed purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Fixed purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly owned subsidiaries, guaranteed payments of third-party contract manufacturers' purchase obligations. As of December 31, 2016, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2016, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For example, for the three months ended December 31, 2016, approximately 51% of our sales were in non-U.S. denominated currencies, with 29% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales than the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of December 31, 2016. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Mexican Peso	$15,377	$(1,398)	$1,709
U.S. Dollar	Canadian Dollar	14,041	(1,276)	1,560
U.S. Dollar	Australian Dollar	11,112	(1,010)	1,235
U.S. Dollar	Japanese Yen	2,278	(207)	253
U.S. Dollar	Russian Ruble	577	(52)	64
U.S. Dollar	Hong Kong Dollar	(504)	46	(56)
U.S. Dollar	Korean Wan	(970)	88	(108)
U.S. Dollar	Swiss Franc	(4,555)	414	(506)
U.S. Dollar	Singapore Dollar	(8,732)	794	(970)
U.S. Dollar	Taiwanese Dollar	(14,282)	1,298	(1,587)
U.S. Dollar	Chinese Renminbi	(26,430)	2,403	(2,937)
Swiss Franc	British Pound	(1,354)	123	(150)
Euro	British Pound	2,578	(234)	286
Euro	Turkish Lira	2,194	(199)	244
Euro	U.S. Dollar	1,038	(94)	115
Euro	Croatian Kuna	797	(72)	89
Euro	Arab Emirates Dirham	(516)	47	(57)
Euro	Polish Zloty	(705)	64	(78)
Euro	Swedish Krona	(1,968)	179	(219)
		$(10,024)	$914	$(1,113)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of December 31, 2016, net liabilities held in CNY totaled $26.4 million.

Derivatives

We enter into currency exchange forward contracts to hedge against exposure to changes in currency exchange rates related to our subsidiaries’ forecasted inventory purchases. The Company has one entity with a Euro functional currency that purchases inventory in U.S. Dollars. The primary risk managed by using derivative instruments is the currency exchange rate risk. We have designated these derivatives as cash flow hedges. These hedging contracts mature within four months, and are denominated in the same currency as the underlying transactions. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. We assess the effectiveness of the hedges by comparing changes in the spot rate of the currency underlying the forward contract with changes in the spot rate of the currency in which the forecasted transaction will be consummated. If the underlying transaction being hedged fails to occur or if a portion of the hedge does not generate offsetting changes in the currency exposure of forecasted inventory purchases, we immediately recognize the gain or loss on the associated financial instrument in other income (expense), net. Such gains and losses were not material during the three or nine months ended December 31, 2016 or 2015. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of December 31, 2016 and March 31, 2016, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $55.7 million and $39.8 million, respectively. Deferred realized gains of $1.9 million were recorded in accumulated other comprehensive loss as of December 31, 2016, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized gains of 0.8 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of December 31, 2016, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

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

The notional amounts of currency exchange contracts outstanding as of December 31, 2016 and March 31, 2016 relating to foreign currency receivables or payables were $86.6 million and $63.7 million, respectively. The contracts outstanding at December 31, 2016 and March 31, 2016 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

Interest Rates

Changes in interest rates could impact our future interest income on our cash equivalents and investment securities. We prepared sensitivity analyses of our interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 100 basis point decrease or increase in interest rates from the December 31, 2016 and December 31, 2015 period end rates would not have a material effect on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We continue to review our product portfolio and update our non-strategic product categories and products. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we recently acquired Jaybird to expand into the wireless audio wearables market, and acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategic, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

•
Political and economic uncertainty around the world, including uncertainty resulting from the recent presidential and congressional elections, change of administration in the U.S. and the United Kingdom's referendum in June 2016;

•	Import or export restrictions or licensing requirements that could affect some of our products, including those with encryption technology;

•	Trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations;

•Lack of infrastructure or services necessary or appropriate to support our products and services;

•Exposure to fluctuations in the value of local currencies;

•	Difficulties and increased costs in establishing sales and distribution channels in unfamiliar markets, with their own market characteristics and competition, including entrenched local competition;

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

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our products, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, liabilities or negative publicity that could adversely affect our business.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF	USD
Month 1
October 1, 2016 to October 28, 2016	318	22.11	—	$128,319
Month 2
October 29, 2016 to November 25, 2016	254	24.29	—	122,085
Month 3
November 26, 2016 to December 30, 2016	308	24.74	—	114,604
Total	880	23.66	—	$114,604

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

LOGITECH INTERNATIONAL S.A.

February 6, 2017	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

February 6, 2017	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer