Form 10-K
period 2017-03-31
LOGITECH INTERNATIONAL SA
filed 2017-05-26
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
EPFL - Quartier de l'Innovation
Daniel Borel Innovation Center
1015 Lausanne, Switzerland
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
Securities registered or to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 30, 2016, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was $3,405,372,286. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
As of May 4, 2017, there were 163,570,990 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2017.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 1

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

•
Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2018 and beyond;

•	The scope, nature or impact of acquisition, strategic alliance and divestiture activities;

•	Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2018 and beyond;

•	Opportunities for growth, market opportunities and our ability to take advantage of them;

•	Capital investments and research and development;

•	Our expectations regarding our share buyback and dividend programs;

•	The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs; and

•	The effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago Logitech created products to improve experiences around the personal computer, or PC, platform, and now it is designing products that enable better experiences consuming, sharing and creating any digital content (e.g., music, gaming, video), whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Logitech G and Ultimate Ears.
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
Our products participate in five large markets that all have growth opportunities: Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants.
We operate in a single operating segment: Peripherals. In fiscal years prior to fiscal year 2016, we operated in two segments: Peripherals, including retail and OEM products; and Lifesize Video Conferencing. During fiscal year 2016, we divested the Lifesize Video Conferencing segment and exited the OEM business. Sales of products from Lifesize Video Conferencing represented 4% and 6% of our net sales for the fiscal years 2016 and 2015, respectively. Our financial results treat the Lifesize segment as discontinued operations for all the periods presented in this Annual Report on Form 10-K. For more information about segments and geographic areas, please refer to Note 16 of our consolidated financial statements included in this Annual Report on Form 10-K.
Changes to Preliminary Earnings Results
In this Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we have made the following changes to our preliminary results furnished to the United States Securities and Exchange Commission (“SEC”) in the Current Report on Form 8-K on April 26, 2017: increase in net sales of $14.4 million in fiscal year 2017 primarily due to a change in estimated customer incentive, cooperative marketing and pricing program accruals breakage in our EMEA Region; resulting in (a) an increase in accounts receivable, net of $10.3 million; (b) a decrease in accrued and other current liabilities of $4.2 million; and (c) a currency translation gain of $0.1 million. See Part II—"Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report for more details of the adjustments.

Acquisitions

On April 20, 2016, we acquired Jaybird LLC of Salt Lake City, Utah, ("Jaybird") for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45 million based on achievement of growth targets over two years (the "Jaybird Acquisition"). Jaybird is a leader in wireless audio wearables for sports and active lifestyles. The acquisition of Jaybird expands our long-term growth potential in our music market.

On September 15, 2016, we completed the acquisition of the Saitek product line for a total consideration of approximately $13.0 million (the "Saitek Acquisition"). The Saitek Acquisition is expected to enhance the breadth and depth of our product offerings and expand our engineering capabilities in simulation products.

For fiscal year 2017, Jaybird and Saitek contributed a total of $65.7 million of net sales.

Logitech International S.A. | Fiscal 2017 Form 10-K | 3

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
In the last several years, the decline in shipments of new PCs, combined with increased interest in smaller, touch-interface mobile computing devices (such as smartphones and tablets) has rapidly changed the market for PC peripherals. We see opportunities created by consumers' desire to refresh their old PCs with new peripherals and new trends developing within the connected device ecosystems. In addition, new use cases for newly connected screens create opportunities for innovations, such as living room keyboards and multi-device keyboards, that can deliver incremental growth. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably.
In addition, growing adoption of cloud-based experiences in music, gaming, video, and smart home has expanded our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Pandora and Spotify for streaming music or Steam for gaming. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
Cloud-based music services have enjoyed tremendous growth, fueled by the adoption of smartphones, tablets, and other connected devices. Consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices and with in-ear and other headphones. Our mobile speakers and in-ear headphone products target a large and growing market that reflects the increasing popularity of mobile devices for accessing digital music. Additionally, within the music market, consumers are increasingly listening to wireless earphones while they undertake other activities such as sports.
In the gaming market, the rapid rise of electronic sports ("eSports"), and the development of new technologies in virtual and augmented reality present growth opportunities.  We leverage our deep research and development (R&D) capabilities in the area of PC peripherals to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various eSports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with eSports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance more casual gamers' experience.
The use of video across multiple platforms—PCs, laptops and mobile devices such as tablets and smartphones—is a continuing trend. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of these platforms to any other platform. And this trend among businesses and institutions to embrace cloud video conferencing is driving our Video Collaboration category and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of high internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. The market opportunity to provide innovative, affordable, and easy-to-use video collaboration products to the millions of small to medium sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of it.
The home is also an important place for technological development, particularly as increasing number of objects become connected smart home devices such as light bulbs, security locks, thermostats and others. Logitech’s line of universal remote controls electronic devices around the home as well as these other smart devices.

Logitech International S.A. | Fiscal 2017 Form 10-K | 4

Business Strategy
Logitech's foundation for future growth is built on five core capabilities:
•Design;
•Engineering;
•Go-to-market;
•Marketing;
•Operations.
Design
In the past few years, Logitech has strengthened its design capabilities by hiring a Chief Design Officer as well as building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - more than 70 design awards during the past three years - and enthusiastic reviews in the media. This is an important indication that Logitech’s strategic aim to become a design company is working. During the fourth quarter of fiscal year 2017 alone, we won fifteen GOOD DESIGN(R) awards, nine iF Design awards and a record for us, nine Red Dot awards. As Logitech becomes a design company, design is used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, development and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, apps, data analytics, machine learning and artificial intelligence. Our engineering team has expertise in developing products for a broad array of platforms such as PCs, Macs, and Apple and Android mobile devices. These engineering capabilities combined with our award-winning design team forms the basis of Logitech's key innovation engine.
Go-To-Market
Over the past 30-plus years, Logitech has built an extensive global go-to-market network that can be leveraged as we introduce new products, enter new market categories and optimize the value of our existing products and product categories. We have multiple opportunities to drive growth - existing products in existing retailers, new products in existing retailers, existing products in new retailers, and new products in new retailers. Beyond traditional retail and distribution channels, we have also cultivated various non-traditional retail channels to sell our products. As we continue to expand into new channels, there are numerous cross-selling opportunities across our broad product portfolio. We have established Logitech as a neutral technology supplier that can work with leading technology vendors and platforms as well as provide connections among their products and ecosystems.
Marketing
As Logitech expands into multiple categories with multiple brands, we will focus on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. We have started to develop and execute internally, many of our marketing and creative efforts that were once outsourced to outside marketing agencies to move from concept to execution with speed and cost efficiency. We are increasing our leverage of digital media channels and programs to drive consumer brand engagement and purchase. We are also increasing our focus on marketing analytics platform to improve our understanding of our marketing investments and maximize ROI. And we are making investments to upgrade all aspects of our marketing infrastructure including the re-platforming of all our websites to support the global expansion of our brands, countries, languages, devices and support the acceleration of our digital marketing efforts.

Logitech International S.A. | Fiscal 2017 Form 10-K | 5

Operations
Logitech’s operations capability consists of a hybrid model of in-house manufacturing and third-party contract manufacturers, which allows us to effectively respond to rapidly changing demand and leverage economies of scale. Our supply chain’s extensive global reach, key distribution and strategic business relationships combined with extensive analytic modeling expertise, optimization tools, and global processes provide a competitive advantage against many of our competitors. As we drive toward a global operations supply chain, we will continue to increase our adoption of factory automation.
Products
Logitech designs, manufactures and markets products that allow people to connect through music, gaming, video, computing, and other digital platforms. The large majority of our revenue has historically been derived from sales of our products for use by consumers.
Music
Mobile Speakers: Our Mobile Speakers category comprises portable wireless Bluetooth speakers. One of our top revenue-generating products during fiscal year 2017 was UE BOOM 2, the 360° portable Bluetooth wireless speaker that provides bold, immersive sound in every direction. The UE BOOM 2 was a key driver for success in this product category along with the UE MEGABOOM, a 360° portable, waterproof, Bluetooth wireless speaker with more bass that is a larger and more powerful complement to UE BOOM 2 and was also one of our best selling products in fiscal year 2017. We also offer the UE Roll, the UE Mini Boom and UE Pro.
Audio-PC & Wearables: Our Audio-PC & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables designed to enhance the audio experience. We offer both the Jaybird wireless audio wearables for sports and active lifestyles and our custom in-ear headphones.
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets, mousepads and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our products in this category include:

•	The Logitech G810 Mechanical Gaming Keyboard, which features Romer-G switches, intelligent RGB illumination, and a wide range of options to customize colors and profiles.

•
The Logitech G533 Wireless Gaming Headset, which offers high-performance 7.1 channel DTS Headphone:X surround sound, our patent-pending Pro-G audio drivers, a lag-free 2.4 GHz wireless connection, and 15 hours of battery life.

•
The Logitech G900 Wireless Gaming Mouse, which features professional grade wireless technology, an advanced optical gaming sensor, a flexible ambidextrous design, and customizable lighting, for maximum performance and comfort over long gameplay sessions.

•
The Logitech G29 Driving Force Steering Wheel for Sony Playstation 4, which features a powerful dual-motor force feedback transmission, hand-stitched leather-wrapped rim, and stainless steel throttle, brake and clutch pedals for an ultra-realistic driving experience.

Video Collaboration
The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition ("HD") 1080p video with affordability to bring video conferencing to businesses of any size. Our key products in this category include:

•
The Logitech Group, which offers best-in-class video conferencing with HD 1080p video and professional audio that easily turns medium to large sized conference rooms into video-enabled collaboration rooms.

•	The Logitech ConferenceCam Connect, which is a portable, all-in-one video conference solution with HD 1080p video, and professional audio designed for huddle rooms.

•	The Logitech BRIO, which has 4K video, RightLight3 and high dynamic range ("HDR") to improve challenging lighting, and Windows Hello facial recognition support for secure login using just your face.

Logitech International S.A. | Fiscal 2017 Form 10-K | 6

Smart Home
Our Smart Home category includes our Harmony line of advanced home entertainment controllers and new products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks. Examples include:

•
The Logitech Harmony Elite and the Logitech Harmony Companion, both of which feature Logitech's Harmony Hub and Harmony Smartphone App for complete control of the home entertainment system, including Bluetooth and IP devices such as PS4 and Roku as well as connected home devices such as Philips Hue lights and Nest thermostats.

•	The Logitech Harmony 350, 650 and 950 remotes, which offer infrared ("IR")-only control of home entertainment devices.
Creativity & Productivity
Pointing devices: Logitech offers a variety of pointing devices, sold through retail channels. Some of our key products in this category include:

•	The Logitech MX Master Wireless mouse is our flagship wireless mouse that is the new paradigm for precise, fast, comfortable computer navigation.

•	The Logitech Wireless Mouse M325 offers micro-precise scrolling with a feel-good, contoured design.

•	The Logitech Wireless Mouse M185 is a wireless mouse with nano receiver technology that is compatible with any computer.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our products in this category include:

•	The Logitech Wireless Touch Keyboard K400 Plus is a compact keyboard with an integrated touchpad and 10-meter wireless range, designed for use in the living room.

•	The Logitech Multi-Device Keyboard K780 is an award-winning desk keyboard that also allows users to type on their smartphone or tablet.

•	The Logitech Wireless Combo MK520 is a sleek full-size keyboard and mouse combination with unifying receiver.
Tablet & Other Accessories: Our Tablet & Other Accessories category includes keyboards and covers for tablets and smartphones as well as other accessories for mobile devices. These products are mostly iPads but are also for select Samsung tablets. Some of our products in this category include:

•	The Logitech CREATE Backlit Keyboard Case with Smart Connector for iPad Pro 12.9-inch provides thin and light front and back protection, full size 19 mm keys, and adjustable backlighting.

•	The Logitech Keys-To-Go, an ultra-portable, stand-alone keyboard.
PC Webcams: Our PC Webcams category comprises PC-based webcams targeted primarily at consumers. Our top revenue-generating webcams during fiscal year 2017 was the Logitech HD Pro Webcam C920, which offers razor-sharp HD 1080p video recordings and stereo sound.
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products and technologies. Our research and development expenses for fiscal years 2017, 2016 and 2015 were $130.5 million, $113.2 million and $107.5 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.

Logitech International S.A. | Fiscal 2017 Form 10-K | 7

Sales and Distribution
Principal Markets
Net sales by geographic region for fiscal years 2017, 2016 and 2015 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Americas	$963,674	$881,379	$864,761
EMEA	746,898	645,694	670,890
Asia Pacific	510,855	491,027	469,257
	$2,221,427	$2,018,100	$2,004,908
Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in each of fiscal years 2017, 2016 and 2015. In fiscal years 2017, 2016 and 2015, the United States represented 37%, 38% and 36% of our total consolidated net sales, respectively. In fiscal year 2017, Germany represented 17% of our total consolidated net sales. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2017, 2016 or 2015.
Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Japan, Australia, Taiwan, India and other countries).
We primarily sell our products to a network of distributors and retailers. We support these channels with third-party distribution centers located in North America, South America, Europe and Asia Pacific. Some of these distribution centers perform product localization with local language manuals, packaging and power plugs.
Logitech directly sells products to distributors and large retailers. Major distributors in North America include Ingram Micro, Tech Data Corporation, D&H Distributing Company, and Synnex Corporation. In Europe, major Pan-European distributors include Ingram Micro, Tech Data, and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany, Littlebit Technology Partners AG in the Netherlands, Copaco Dc B.V. in the Netherlands and others. In Asia, major distributors include Beijing Digital China Limited in China, Daiwabo in Japan, and the pan-Asian distributor, Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.
Logitech's products can be purchased in most major retail chains, where we typically have access to significant shelf space. These chains in the U.S. include Best Buy, Walmart, Staples, Office Depot and Target. In Europe, chains include Metro Group (Media-Saturn Group), Carrefour Group, Kesa Electricals, Fnac, and Dixons Stores Group PLC. Logitech also sells products to non-traditional retail channels such as telcos. In addition, Logitech products can be purchased online either directly from Logitech.com or through e-tailers, such as Amazon.com, the websites of our major retail chains noted previously, and others. Logitech products are also carried by business-to-business direct market resellers such as CDW, Insight, Zones, PC Connection, and SHI.
In fiscal years 2017, 2016 and 2015, Ingram Micro Inc. and its affiliated entities together accounted for 15%, 14% and 15% of our net sales, respectively. In fiscal years 2017 and 2016, Amazon Inc. and its affiliated entities together accounted for 12% and 10% of our net sales, respectively. No other customer individually accounted for more than 10% of our net sales during fiscal years 2017, 2016 or 2015.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 8

•
We generally offer an allowance for marketing activities equal to a negotiated percentage of sales and volume rebates related to purchase volumes or sales of specific products to specified retailers. These terms vary by agreement.

•	Agreements allow price protection credits to be issued for on-hand or in-transit new inventory if we, in our sole discretion, lower the price of the product.

•	We grant limited stock rotation return rights, which vary by agreement.
The material terms of our distribution agreements with Amazon and its affiliated entities are summarized as follows:

•	Each agreement has a one year term followed by one year automatic renewals.

•
We generally offer an allowance for marketing activities equal to a negotiated percentage of sales through transactions and additional rebates related to sales of specific products to end users. These terms vary by agreement.

•	Agreements allow price protection credits to be issued for on-hand or in-transit new inventory if we, in our sole discretion, lower the price of the product.

•	We grant limited stock rotation return rights, which vary by agreement.
Through our operating subsidiaries, we maintain marketing and channel support offices in approximately 40 countries.
Backlog
We typically have a relatively small amount of orders at the end of our fiscal periods that we have received but have not shipped, which is referred to as backlog. In our experience, the amount of backlog at any particular fiscal period-end is not a meaningful indication of our future business prospects.
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with an outsourced operation that has support centers located in the Philippines, Mexico, Bulgaria and Northern Ireland.
Logitech maintains customer service and technical support capabilities in the Americas, Europe, and Asia Pacific regions. Customer service and technical personnel provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. Logitech provides warranties on our branded products that range from one to three years.
In Korea, India, and China, there are multiple locations where consumers may obtain service for their Logitech products. These locations are managed by a third party logistics provider. Consumers who have purchased Logitech products can visit these locations for product inspection and testing, and return or exchange of products. Within China, there is also a mail-in center to provide these services for more remote locations in China.
Manufacturing
Logitech's manufacturing operations consist principally of final assembly and testing. Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management, automation, process improvements, and employee involvement programs. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through the management of distribution centers and the supply chain and the provision of technical support and other services.
New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in China, Taiwan, Hong Kong and Malaysia. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States, and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and certain audio products are manufactured by contract manufacturers to Logitech's specifications.

Logitech International S.A. | Fiscal 2017 Form 10-K | 9

Our hybrid model of in-house manufacturing and contract manufacturers allows us to effectively respond to rapidly changing demand and leverage economies of scale. Through our high-volume manufacturing operations located in Suzhou, China, we believe we have been able to maintain strong quality process controls and have realized significant cost efficiencies. Our Suzhou operation provides for increased production capacity, manufacturing know-how, IP protection and greater flexibility in responding to product demand. Further, by outsourcing the manufacturing of certain products, we seek to reduce volatility in production volumes as well as improve time to market.
Competition
Our product categories are characterized by large, well-financed competitors, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets. We have experienced aggressive price competition and other promotional activities from our primary competitors and less-established brands, including brands owned by some retail customers known as house brands. We may also encounter more competition if any of our competitors in one or more categories decide to enter other categories in which we currently operate.
As we target opportunities in new categories and markets, we are confronting new competitors, many of which may have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing, and other resources than we have.
We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.
Music
Mobile Speakers: Our competitors for Bluetooth wireless speakers include Bose, JBL, Harman Kardon, and Beats (owned by Apple). Bose is our largest competitor. Personal voice assistance and other devices that offer music, such as Amazon's Echo and Google Home, also compete with our products. Amazon is also a significant distributor for our products.
Audio-PC & Wearables: In the PC speakers business, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics and Altec Lansing. In-ear headphones competitors include Beats, Bose, Apple, Sennheiser, and others.
Gaming
Competitors for our Gaming products include Razer USA Ltd., Corsair, SteelSeries, and Turtle Beach.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc., and AVer Information Inc.
Smart Home
Direct competitors in the remote control market include pro-installer-focused Universal Remote Control Inc., and new “DIY” entrants from Savant Systems and Ray Enterprises. Indirect competition exists in the form of low-end “replacement remotes” such as Sony, RCA, GE, pure app-based solutions such as Peel, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio and multiple-system operators (MSOs) such as Comcast and DirecTV. Competition in the home control market also exists in the form of home automation platforms such as Smart Things (owned by Samsung), Amazon with its Echo product, Nest (owned by Alphabet), Wink and many other startups in the space. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.

Logitech International S.A. | Fiscal 2017 Form 10-K | 10

Creativity and Productivity
Pointing Devices: Microsoft Corporation and HP Inc. are our main competitors. We also experience competition and pricing pressure from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies.
Keyboards & Combos: Microsoft Corporation, HP Inc. and Apple Inc. are our main competitors in our PC mice and keyboard product lines. We also experience competition and pricing pressure for corded and cordless keyboard and combos from less-established brands, including house brands.
Tablet & Other Accessories: Competitors in the tablet keyboard market are Apple, Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase.
PC Webcams: Our primary competitors for PC webcams are Microsoft Corporation and HP Inc. with various other manufacturers taking smaller market share.
Intellectual Property and Proprietary Rights
Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights, and trade secrets.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A, Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
To distinguish genuine Logitech products from competing products and counterfeit products, Logitech has used, registered, or applied to register certain trademarks and trade names in the U.S. and other countries and jurisdictions. Logitech enforces its trademark and trade name rights in the U.S. and other countries. In addition, the software for Logitech's products and services is entitled to copyright protection, and we generally require our customers to obtain a software license before providing them with that software. We also protect details about our products and services as trade secrets through employee training, license and non-disclosure agreements, technical measures and other reasonable efforts to preserve confidentiality.
Environmental Regulation
We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product-related energy consumption, and the recycling of our products, batteries, and packaging.
Europe.    In Europe, we are subject to the European Union's (EU's), Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment Directive 2011/65/EU ("RoHS Directive"). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be compliant with the RoHS Directive.
We are also subject to the EU's Energy-related Products Directive ("ErP Directive"), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the ErP Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the 'CE' mark.
We have assessed the applicability and implementation of the applicable measures on our relevant product lines and have taken steps to ensure that our products meet the requirements. Adoption of the ErP Directive will be aligned in all EU member states. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland). Such requirements are substantially met by compliance with the ErP Directive.

Logitech International S.A. | Fiscal 2017 Form 10-K | 11

We are also subject to a number of End of Life Stewardship directives including the EU's Waste Electrical and Electronic Equipment Directive, the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging, and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries. We are also subject to the European REACH Directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals) ("REACH Directive") and we have taken steps to ensure that our relevant product lines are compliant with the applicable provision of the REACH Directive.
China.    In China, we are subject to China's laws on Management Methods on the Control of Pollution Caused by Electronic Information Products (the "China RoHS laws"). The China RoHS laws are substantially similar to the EU RoHS Directive, and as such, our products are already compliant. The China RoHS laws require additional labeling of products that will be shipped in China and we have taken steps to ensure we comply with these requirements.
United States and Canada.    In the U.S., we are subject to, among other laws, the Appliance Efficiency Regulations adopted via the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products and such standards apply to appliances sold or offered for sale throughout the U.S. We have redesigned or changed certain of our products to ensure compliance with these regulations. We are also subject to California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous.
Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We have established systems which facilitate our compliance with the sourcing and traceability obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of Electronic Industry Citizenship Coalition ("EICC"), we participate in the industry-wide Conflict-Free Sourcing Initiative and its Conflict-Free Smelter Program by which these requirements will be met.
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
In Canada and the United States, we are subject to laws in various Canadian provinces and U.S. states that impose fees to cover the cost of end of life responsible disposal and recycling of packaging, product, and batteries. These laws require producers of electrical goods, packaging, and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging, and batteries.
Australia and New Zealand.    In Australia and New Zealand, we are subject to the Minimum Energy Performance Standards regulations ("MEPS"). These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of our products. We have taken steps to modify products to ensure they are in compliance with MEPS.
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
In addition to monitoring and managing compliance with environmental regulations, we also monitor and align with international good practice standards for environmental, social and sustainability performance. We joined the EICC in 2007 to collaborate with industry peers to drive international good practice across the electronics sector.

Logitech International S.A. | Fiscal 2017 Form 10-K | 12

Since 2007, we have fully adopted the EICC Code of Conduct and we publish an annual Sustainability Report, in alignment with the good practice standards of the Global Reporting Initiative. For more information on our approach to sustainability management, EICC Code of Conduct compliance and international good practice, refer to our annual Sustainability Report, which is available from the sustainability page on www.logitech.com.
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
Materials
We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers goes out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our shipments to our customers could be delayed. In addition, lead times for materials, components, and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.
Employees
As of March 31, 2017, we employed approximately 6,400 regular employees, of which approximately 3,600 employees are in our Suzhou manufacturing facility, and from the remaining 2,800 regular employees, approximately 660 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of March 31, 2017:

Name	Age	Nationality	Position
Guerrino De Luca	64	Italian and U.S.	Executive Chairman of the Board
Bracken Darrell	54	U.S.	President and Chief Executive Officer
Vincent Pilette	45	Belgian	Chief Financial Officer
Marcel Stolk	49	Dutch	Executive Chairman, Logitech Europe S.A.; Sr. Vice President, Creativity & Productivity
L. Joseph Sullivan	63	U.S.	Sr. Vice President, Worldwide Operations
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 13

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
Marcel Stolk joined Logitech in March 2011 as Vice President, Sales and Marketing EMEA and Executive Managing Director EMEA, and was appointed Senior Vice President, Consumer Computing Platforms (currently Creativity & Productivity) Business Group in January 2013 and Executive Chairman of Logitech Europe S.A. in January 2017. Previously, Mr. Stolk was the Senior Vice President, Worldwide Sales and Marketing at Logitech, from March 2001 to October 2005, and held a number of positions within the sales and marketing functions at Logitech from 1991 to 2001. Prior to rejoining Logitech in 2011, he was the Chief Executive Officer of SourceTag BV, a software company for unique tagging of cloud-based data, from September 2010 to March 2011. Mr. Stolk has also been the founder and Chief Executive Officer of Adoria Investments BV, a private equity company, from October 2005 to July 2010, and he remains the sole owner. Before joining Logitech in 1991, Mr. Stolk held various sales and product marketing positions at Aashima Technology BV, a provider of PC components and accessories, in the Netherlands. Mr. Stolk studied at Utrecht in the Netherlands and has participated in university-level executive courses, including an executive training course at Stanford University.
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
Available Information
Our Investor Relations website is located at http://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations website. The information we post includes filings we make with the SEC, including reports on Forms 10-K, 10-Q, 8-K, and our proxy statement related to our annual shareholders' meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws or Swiss laws. All such filings and information are available free of charge on the website, and we make them available on the website as soon as reasonably possible after we file or furnish them with the SEC. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these websites are intended to be inactive textual references only.
In addition, Logitech publishes press releases upon the occurrence of significant events within Logitech. Shareholders and members of the public may elect to receive e-mails when Logitech issues press releases upon the occurrence of significant events within Logitech or other press releases by subscribing through
http://ir.logitech.com/alerts.cfm.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 14

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

•
We engage in acquisitions and divestitures, and such activity varies from period to period. Such variance may affect our growth, our previous outlook and expectations, and comparisons of our operating results and financial statements between periods.

•
We have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we expand from PC accessories to growth opportunities in accessories and other products for music, gaming, video collaboration, digital home, mobile devices and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and the success or failure of such efforts may cause our operating results to fluctuate and to be difficult to predict.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 15

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

Our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, the impact of sovereign debt issues in Europe, the impact of low oil prices on Russia and conflicts with either local or

Logitech International S.A. | Fiscal 2017 Form 10-K | 16

global financial implications in places such as Russia and Ukraine, and economic slowdown in China, create unpredictability and add risk to our future outlook.

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

Music. We are focused on products for the consumption of digital music as a sales growth area. Competition in the mobile speaker and headphone categories is intense, and we expect it to increase. If we are not able to grow our existing and acquired product lines, introduce differentiated product and marketing strategies to separate ourselves from competitors, our mobile speaker and audio headphone efforts will not be successful, and our business and results of operations could be adversely affected.

Gaming.  We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and our results of operations could be adversely affected.

Video Collaboration. While we view the small and medium sized user groups' opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we are developing. If the market opportunity proves to exist, we expect increasing competition from the large competitors in the video conferencing market as well as potential new entrants.

Smart Home. While we are a leader in programmable, performance remote controls for home entertainment, the smart home market is still in its early stages and it is not yet clear when the category will produce dynamic growth or which products will succeed and be able to take advantage of market growth or to help define and grow the market. Despite its early stages, the smart home market already is experiencing increasing competition from strong competitors.

In addition to our current growth opportunities, our future growth may be reliant on our ability to identify and develop potential new growth opportunities. This process is inherently risky and will result in investments in time and resources for which we do not achieve any return or value.

Each of these growth categories and many of the growth opportunities that we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, and sensitivity to general economic conditions and cyclical downturns. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

If we are not able to maintain and enhance our brands, or if our brands or reputation are damaged, our reputation, business and operating results could be adversely affected.

We have developed long-term value in our brands and have invested significantly in design and in our existing and new brands over the past several years. We believe that our design and brands have significantly contributed to the success of our business and that maintaining and enhancing our brands is very important to our future growth and success. Maintaining and enhancing our brands will require significant investments and will depend largely on our future design, products and marketing, which may not be successful and may damage our brands. Our brands and reputation are also dependent on third parties, such as suppliers, manufacturers, distributors, retailers, product

Logitech International S.A. | Fiscal 2017 Form 10-K | 17

reviewers and the media as well as consumer recommendations and referrals. Any negative effect on our brands, regardless of whether it is in our control, could adversely affect our reputation, business and results of operations.

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

Gaming

Competitors for our Gaming products include Razer USA Ltd., Corsair, SteelSeries, and Turtle Beach.

Video Collaboration

Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc., and AVer Information Inc.

Logitech International S.A. | Fiscal 2017 Form 10-K | 18

Smart Home

Direct competitors in the remote control market include pro-installer-focused Universal Remote Control Inc., and new “DIY” entrants from Savant Systems and Ray Enterprises. Indirect competition exists in the form of low-end “replacement remotes” such as Sony, RCA, GE, pure app-based solutions for smartphones and other mobile devices such as Peel, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio and multisystem operators, or MSOs, such as Comcast and DirecTV. Competition in the home control market also exists in form of home automation platforms such as Smart Things (owned by Samsung), Amazon with their Echo product, Nest (owned by Alphabet), Wink and many other startups. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.
Creativity & Productivity

Pointing Devices. Microsoft Corporation and HP Inc. are our main competitors. We also experience competition and pricing pressure from less-established brands, including house brands, which we believe have impacted our market share in some sales geographies.

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

PC Webcams.  Our primary competitors for PC webcams are Microsoft Corporation and HP Inc. with various other manufacturers taking smaller market share. The worldwide market for consumer PC webcams has been declining, and as a result, fewer competitors have entered the market.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 19

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 20

employee uncertainty and discontent. Reductions in our workforce could make it difficult to attract, motivate and retain employees, which could adversely affect our business.

Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.

Our gross margins can vary due to consumer demand, competition, product pricing, product life cycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity and supply chain costs, capacity utilization, geographic sales mix, currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Our strategy over the past several years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We restructured our business in fiscal years 2014 through 2016, and we may continue to divest or discontinue non-strategic product categories. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. In addition, we are continuing the rationalization of our general and administrative expense, infrastructure and indirect procurement to reduce operating expenses.

Our ability to achieve the desired and anticipated cost savings and other benefits from these simplification, cost-cutting and restructuring activities, and within our desired and expected timeframes, are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the desired and anticipated benefits from these activities. To the extent that we are unable to improve our financial performance, further restructuring measures may be required in the future. Furthermore, we are expecting to be able to use the anticipated cost savings from these activities to fund and support our current growth opportunities and incremental investments for future growth. If the cost-savings do not materialize as anticipated, or within our expected timeframes, our ability to invest in growth may be limited and our business and operating results may be adversely affected. As we grow, explore new opportunities and markets, hire new management and other personnel, and fund research and development, marketing, brand development, sales, operations, investments in intellectual property and acquisitions to support this growth and our new opportunities, some or all of which may not succeed, we expect to experience continued pressure on our cost structure and expenses.

As part of the restructuring plans, we reduced the size of our product portfolio and the assortment of similar products at similar price points within each product category over the past several fiscal years. While we are

Logitech International S.A. | Fiscal 2017 Form 10-K | 21

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we recently acquired Jaybird to expand into the wireless audio wearables market, and acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in or issues with their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models or conflicts among our channels of distribution could adversely affect our business, results of operations, operating cash flows and financial condition.

While most of our sales are made to sales channel partners, we are dependent on those distributors and retailers to distribute and sell our products to other sales channel partners and ultimately to consumers, The sales and business practices of such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 22

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

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. If we are unable to build successful distribution channels or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

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

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import export issues, currency transfer restrictions, natural disasters, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 23

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

The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, we may have an insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, or we may incur additional costs.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 24

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

•
Political and economic uncertainty around the world, including uncertainty resulting from the recent United States presidential and congressional elections, change of administration in the United States and the United Kingdom's referendum in June 2016, and other national elections and policy shifts;

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 25

described above materializes in these markets, our overall business and results of operations will be adversely affected.

 We have also invested significantly in our manufacturing facilities in China. Policy changes in the United States or other countries, given our lack of manufacturing in those countries or for other protectionist reasons, could result in tariffs or other adverse tax consequences or may cause us to change the structure of how we currently operate, any of which could adversely affect our business and results of operations.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar denominated sales and operating expenses worldwide. For fiscal year 2017, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long-term shifts in currency exchange rates.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 26

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

We prepare our consolidated financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

We file Swiss and foreign tax returns. We are frequently subject to tax audits, examinations and assessments in various jurisdictions. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective income tax rate could increase. For example, policy changes in the United States or China predicated on our presence in those countries could adversely affect where we recognize profit and our effective income tax rate. A material assessment by a governing tax authority could adversely affect our profitability. If our effective income tax rate increases in future periods, our net income and cash flows could be adversely affected.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 27

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

Product quality issues could adversely affect our reputation, business and our operating results.

The market for our products is characterized by rapidly changing technology and evolving industry standards. To remain competitive, we must continually introduce new products and technologies. The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product liability claims and litigation,product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

While we maintain reserves for reasonably estimable liabilities and purchase liability insurance, our reserves may not be adequate to cover such claims and liabilities and our insurance is subject to deductibles and may not be adequate to cover such claims and liabilities. Furthermore, our contracts with distributors and retailers may contain warranty, indemnification and other provisions related to product quality issues, and claims under those provisions may adversely affect our business and operating results.

Significant disruptions in, or breaches in security of, our websites or information technology systems could adversely affect our business.

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our

Logitech International S.A. | Fiscal 2017 Form 10-K | 28

investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect investor confidence in our financial reports, our business and our stock price.

As disclosed in Item 9A of this report, we identified a material weakness in our internal control over financial reporting. The material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017, based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. In the past, we have identified material weaknesses in our internal control over financial reporting, as described in our previous Annual Reports on Form 10-K. If our remediation measures are insufficient to address this material weakness, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition to potentially adversely affecting investors' confidence, any restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time-consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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

During fiscal years 2014 and 2015, we devoted significant resources to the upgrade of our worldwide business application suite to Oracle’s version R12. We implemented that upgrade in fiscal year 2016 and will continue to review the success of that implementation during fiscal year 2018. As a result of our transition to the new business application suite, we may experience difficulties with our systems, management distraction, lack of visibility into our business operations and results, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning, supply planning, intercompany processes, promotion management, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers and consumers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. For example, the transition has resulted in delays in processing customer claims for claims accruals. In addition, we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Any such difficulty or disruption may adversely affect our business and operating results.

We cannot ensure that our recently announced share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares and diminish our cash reserves.

Logitech International S.A. | Fiscal 2017 Form 10-K | 29

In March 2017, our Board of Directors authorized a three-year $250 million repurchase program of our registered shares. This program does not obligate us to repurchase all or any of the dollar-value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares, and any announcement of a termination or suspension of the program may result in a decrease in our share price. The program could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Logitech International S.A. | Fiscal 2017 Form 10-K | 30

ITEM 2.    PROPERTIES
The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2017:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Design, research and development, product marketing, sales, technical support, and administration	127,000	Leased
Camas, Washington	Ultimate Ears Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,400	Leased
Salt Lake City, Utah	Jaybird Group	15,464	Leased
Olive Branch, Mississippi	Distribution center	397,000	Contracted	(1)
Mexico City, Mexico	Distribution center	12,800	Contracted	(1)
Montevideo, Uruguay	Distribution center	25,800	Contracted	(1)
Louveira, Brazil	Distribution center	17,717	Contracted	(1)
EMEA:
Lausanne, Switzerland	Headquarters, design, research and development, product marketing, sales management, technical support and administration	50,536	Leased
Cork, Ireland	Administration, design, supply chain and customer support	18,400	Leased
Nijmegen, Netherlands	Administration and distribution center support	15,000	Leased
Oostrum, Netherlands	Distribution center	155,600	Contracted	(1)
Asia Pacific:
Suzhou, China	High-volume manufacturing and employee dormitory	689,300	Owned
Suzhou, China	High-volume manufacturing	14,300	Leased
Hsinchu, Taiwan	Mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance, design, research and development and administration	116,400	Leased
Hong Kong, China	Sales and marketing, research and development, administration and distribution center support	15,300	Leased
Shanghai, China	Sales and marketing and administration	16,900	Leased
Chennai, India	Digital Home Group engineering and quality assurance and IT	19,200	Leased
Tokyo, Japan	Sales and marketing	10,100	Leased
Hong Kong, China	Distribution center	40,000	Contracted	(1)
Singapore, Singapore	Distribution center	60,000	Contracted	(1)
Tokyo, Japan	Distribution center	27,000	Contracted	(1)
Shenzhen, China	Distribution center	32,000	Contracted	(1)
Dayuan Township, Taiwan	Distribution center	18,100	Contracted	(1)
_______________________________________________________________________________

(1)	Contracted through a third-party warehouse management company.

Logitech International S.A. | Fiscal 2017 Form 10-K | 31

Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory. We also maintain marketing and channel support offices in approximately 60 locations and 40 countries, with lease expiration dates from 2017 to 2023.
We believe that Logitech's manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time-to-time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and we intend to vigorously defend against them. Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

Logitech International S.A. | Fiscal 2017 Form 10-K | 32

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs, and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on Nasdaq. As of May 4, 2017, there were 173,106,620 shares issued (including 9,535,630 shares held as treasury stock) held by 11,600 holders of record, and the closing price of our shares was CHF 33.60 ($33.86 based on exchange rates on such date) per share on the SIX Swiss Exchange and $33.90 per share as reported by the Nasdaq Stock Market.
SIX Swiss Exchange
The following table sets forth certain historical share price information for our shares traded on the SIX Swiss Exchange, as reported by the SIX Swiss Exchange.

	SIX Swiss Exchange
	High CHF	Low CHF
Fiscal Year Ended March 31, 2017
First quarter	15.90	14.25
Second quarter	21.80	15.05
Third quarter	25.45	21.20
Fourth quarter	32.05	25.10
Fiscal Year Ended March 31, 2016
First quarter	15.20	12.70
Second quarter	14.20	12.15
Third quarter	15.70	12.30
Fourth quarter	16.45	13.40
Nasdaq Global Select Market
The following table sets forth certain historical share price information for our shares traded on the Nasdaq Global Select Market.

	Nasdaq Global Select Market
	High USD	Low USD
Fiscal Year Ended March 31, 2017
First quarter	16.73	14.45
Second quarter	22.46	15.60
Third quarter	25.22	21.44
Fourth quarter	32.06	24.89
Fiscal Year Ended March 31, 2016
First quarter	16.25	13.13
Second quarter	14.87	12.79
Third quarter	15.73	12.58
Fourth quarter	16.56	13.48

Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2017, the Board of Directors recommended that the Company pay approximately CHF 100.0 million (approximately $100.0 million based on the

Logitech International S.A. | Fiscal 2017 Form 10-K | 33

exchange rate on March 31, 2017) in cash dividends for fiscal year 2017. On September 7, 2016, Logitech's shareholders approved a cash dividend payment of CHF 90.2 million out of retained earnings to Logitech shareholders who owned shares on September 21, 2016. Eligible shareholders were paid CHF 0.56 per share ($0.57 per share in U.S. Dollars), totaling $93.1 million in U.S. Dollars on September 27, 2016. On September 9, 2015, Logitech's shareholders approved a cash dividend payment of CHF 83.1 million out of retained earnings to Logitech shareholders who owned shares on September 21, 2015. Eligible shareholders were paid CHF 0.51 per share ($0.53 per share in U.S. Dollars), totaling $85.9 million in U.S. Dollars on September 22, 2015. On December 18, 2014, Logitech's shareholders approved a cash dividend payment of CHF 43.1 million out of retained earnings to Logitech shareholders who owned shares on December 29, 2014. Eligible shareholders were paid CHF 0.26 per share ($0.27 per share in U.S. Dollars), totaling $43.8 million in U.S. Dollars on December 30, 2014.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 34

The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback program (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased	CHF (LOGN)	USD (LOGI)
March 31, 2015	115	—	14.43	248,337
March 31, 2016	4,951	13.52	14.63	178,298
March 31, 2017	4,027	22.00	15.29	94,642
	9,093

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
December 31, 2016 to January 27, 2017	233	25.74	—	$108,675
Month 2
January 28, 2017 to February 24, 2016	214	29.18	—	102,441
Month 3
February 25, 2016 to March 31, 2017	259	30.23	—	94,642
Total	706	28.43	—	$94,642
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 35

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2012, and calculates the annual return through March 31, 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
________________________________________

*$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2012	2013	2014	2015	2016	2017
Logitech	$100	$97	$214	$192	$242	$497
Nasdaq Composite Index	$100	$107	$141	$166	$166	$203
S&P 500 Information and Technology Index	$100	$99	$124	$147	$158	$198

ITEM 6.    Selected Financial Data
This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

Logitech International S.A. | Fiscal 2017 Form 10-K | 36

	Years ended March 31,
	2017	2016(2)	2015(2)	2014(2)	2013(2)
					(unaudited)
	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,221,427	$2,018,100	$2,004,908	$2,008,028	$1,962,237
Cost of goods sold	1,395,211	1,337,053	1,299,451	1,346,122	1,329,015
Amortization of intangible assets and purchase accounting effect on inventory	6,175	—	—	367	2,564
Gross profit	820,041	681,047	705,457	661,539	630,658
Operating expenses:
Marketing and selling	379,641	319,015	321,749	322,278	358,992
Research and development	130,525	113,176	107,543	110,839	122,717
General and administrative	100,270	101,012	125,995	112,689	108,480
Amortization of intangible assets and acquisition-related costs	5,814	984	763	2,036	2,400
Change in fair value of contingent consideration for business acquisition	(8,092)	—	—	—	—
Impairment of goodwill and other assets	—	—	—	—	2,188
Restructuring charges (credits), net (1)	23	17,802	(4,777)	8,001	39,455
Total operating expenses	608,181	551,989	551,273	555,843	634,232
Operating income (loss)	211,860	129,058	154,184	105,696	(3,574)
Interest income (expense), net	1,452	790	1,197	(431)	870
Other income (expense), net	1,677	1,624	(2,298)	2,039	(2,139)
Income (loss) from continuing operations before income taxes	214,989	131,472	153,083	107,304	(4,843)
Provision for (benefit from) income taxes	9,113	3,110	4,654	1,313	(26,376)
Net income from continuing operations	205,876	128,362	148,429	105,991	21,533
Loss from discontinued operations, net of income taxes	—	(9,045)	(139,146)	(31,687)	(249,051)
Net income (loss)	205,876	119,317	9,283	74,304	(227,518)

Net income (loss) per share - basic:
Continuing operations	$1.27	$0.79	$0.91	$0.66	$0.14
Discontinued operations	$—	$(0.06)	$(0.85)	$(0.20)	$(1.58)
Net income (loss) per share - diluted	$1.27	$0.73	$0.06	$0.46	$(1.44)

Income (loss) per share - diluted:
Continuing operations	$1.24	$0.77	$0.89	$0.65	$0.14
Discontinued operations	$—	$(0.05)	$(0.83)	$(0.19)	$(1.57)
Net income (loss) per share - diluted	$1.24	$0.72	$0.06	$0.46	$(1.43)

Weighted average shares used to compute net income (loss) per share:
Basic	162,058	163,296	163,536	160,619	158,468
Diluted	165,540	165,792	166,174	162,526	159,445

Cash dividend per share	$0.57	$0.53	$0.27	$0.22	$0.85

Net cash provided by operating activities	$278,728	$183,111	$178,632	$205,421	$122,389
Net cash used in investing activities	$(98,964)	$(60,690)	$(48,289)	$(46,803)	$(57,723)

Logitech International S.A. | Fiscal 2017 Form 10-K | 37

	March 31,
	2017	2016	2015 (3)	2014(3)	2013(3)
Consolidated balance sheet data
Cash and cash equivalents	$547,533	$519,195	$533,380	$467,518	$331,498
Total assets	$1,498,677	$1,324,147	$1,426,680	$1,451,390	$1,382,333
Total shareholders' equity	$856,111	$759,948	$758,134	$804,128	$721,953
_______________________________________________________________________________

(1)
Restructuring charges and credits incurred during fiscal years 2017 and 2016 were related to the restructuring plan we implemented in fiscal year 2016. Restructuring charges and credits incurred during fiscal years 2015, 2014 and 2013 were related to the restructuring plan we implemented in fiscal year 2013.

(2)
On December 28, 2015, we divested our Lifesize video conferencing business and, as a result, we have reflected the Lifesize video conferencing business as discontinued operations in our consolidated statements of operations and, as such, the results of that business have been excluded from all line items of statements of operations other than “Loss from discontinued operations, net of income taxes” for all periods noted. Historical cash flows from discontinued operations were not material and are included in the cash flow data above.

(3)
The above condensed consolidated cash and cash equivalents exclude Lifesize video conferencing business which is presented as discontinued operations. See Note 4, "Discontinued Operations" to our consolidated financial statements for additional information.

Logitech International S.A. | Fiscal 2017 Form 10-K | 38

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
Overview of Our Company
Logitech is a world leader in designing, manufacturing and marketing products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago Logitech created products to improve experiences around the PC platform, and now it is designing products that enable better experiences consuming, sharing and creating any digital content (e.g., music, gaming, video), whether it is on a computer, mobile device or in the cloud. Logitech's brands of include Logitech, Jaybird, Logitech G and Ultimate Ears.
Our products participate in five large markets that all have growth opportunities: Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty electronics stores, computer and telecommunications stores, value-added resellers and online merchants.
We operate in a single operating segment: Peripherals. In fiscal years prior to fiscal year 2016, we operated in two segments: Peripherals, including retail and OEM products; and Lifesize Video Conferencing. During fiscal year 2016, we divested the Lifesize Video Conferencing segment, and exited the OEM business. Our financial results treat the Lifesize segment as discontinued operations for all the periods presented in this Annual Report on Form 10-K.
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
On September 15, 2016, we acquired Saitek product line for a total consideration of approximately $13.0 million (the "Saitek Acquisition"). The Saitek Acquisition is expected to enhance the breadth and depth of our product offerings and expand our engineering capabilities in simulation products.
On April 20, 2016, we acquired Jaybird LLC of Salt Lake City, Utah ("Jaybird") for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45 million in cash based on achievement of growth targets over two years (the "Jaybird Acquisition"). Jaybird is a leader in wireless audio wearables for sports and active lifestyles, and the acquisition of Jaybird expands our long-term growth potential in our Music market.
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
We exited our OEM business during our fiscal quarter ended December 31, 2015. The results of our OEM business are included in our financial statements as part of continuing operations for the nine months ended December 31, 2015 and prior periods. There is no revenue and cost associated with this business in future periods.
Summary of Financial Results
Our total net sales for fiscal year 2017 increased 10% in comparison to fiscal year 2016 due to an increase in retail sales, partially offset by a decrease in OEM sales as a result of exiting the OEM business in the third quarter ended December 31, 2015. The results of operations for Jaybird and Saitek have been included in our consolidated

Logitech International S.A. | Fiscal 2017 Form 10-K | 39

statements of operations from the acquisition date. For fiscal year 2017, Jaybird and Saitek contributed a total of $65.7 million of net sales.
Retail sales during fiscal year 2017 increased 14% compared to fiscal year 2016. Retail sales increased 12%, 19% and 11% in the Americas ("AMR"), EMEA and Asia Pacific, respectively.
Our gross margin for fiscal year 2017 increased to 36.9%, compared to 33.7% for fiscal year 2016. The increase in gross margin was primarily driven by product cost reductions and our exit from the OEM business in fiscal year 2016, a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA, as well as greater supply chain efficiencies, partially offset by an increase of promotions, unfavorable currency exchange rates and amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.
Operating expenses for fiscal year 2017 were $608.2 million, or 27.4% of net sales, compared to $552.0 million, or 27.4% for fiscal year 2016. The increase in operating expenses was primarily driven by higher personnel-related costs due to increased headcount, businesses acquired during fiscal year 2017, a higher variable compensation linked to strong performance, and amortization of intangibles from the business acquisitions, partially offset by a gain from change in fair value of contingent consideration from the Jaybird Acquisition and a decrease in restructuring charges as we substantially completed our restructuring plan in the fourth quarter of fiscal year 2016.
Net income from continuing operations for fiscal year 2017 was $205.9 million, compared to $128.4 million for fiscal year 2016.
Trends in Our Business
Our strategy focuses on five large multi-category market opportunities including Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We see opportunities to deliver growth with products in all these markets.
We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, including gaming, digital music devices, video and computing. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Music: The music market grew during fiscal year 2017 driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand, new channel expansion, acquisitions of new portfolios and our ability to gain market share during fiscal year 2017, has driven our growth in this market.
Gaming: The PC Gaming platform continues to show strong growth as online gaming, multi-platform experiences, and eSports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth.
Video Collaboration:  We are continuing our efforts to create and sell innovative products, including Video Collaboration products, to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.
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
Creativity & Productivity: Although the consumer demand for PC peripherals is slowing, the installed base of PC users is large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. However, we have seen the market decline for the iPad platform, which has impacted the sales of our tablet accessories.

Logitech International S.A. | Fiscal 2017 Form 10-K | 40

Business Seasonality, Product Introductions and Business Acquisitions
We have historically experienced higher net sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, due in part to seasonal holiday demand. Additionally, new product introductions and business acquisitions can significantly impact net sales, product costs and operating expenses. Product introductions can also impact our net sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future net sales or financial performance.
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
Accruals for Customer Programs
We record accruals for cooperative marketing arrangements, customer incentive programs, pricing programs and product returns. An allowance against accounts receivable is recorded for accruals and program activity related to our direct customers and indirect customers who receive payments for program activity through our direct customers. A liability is recorded for accruals and program activity related to our indirect customers who receive payments directly and do not have a right of offset against a receivable balance. The estimated cost of these programs is usually recorded as a reduction of revenue. If we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, such cost is reflected in operating expenses. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period. Certain customer programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage".
Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of our products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the later of the date the revenue is recognized or the date the incentive is offered, based on negotiated terms, historical experience and inventory levels in the channel.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 41

end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of time of sale or when the incentive is offered, based on the specific terms and conditions.
Pricing Programs.    We have agreements with certain customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. At our discretion, we also offer special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners. Our decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Accruals for estimated expected future pricing actions are recognized at the time of sale based on analysis of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.
Returns.    We grant limited rights to return products. Return rights vary by customer, and range from just the right to return defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, we reduce sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.
In connection with our sales growth strategy in EMEA, we expanded our use of performance-based programs in the region in fiscal years 2016 and 2017. During fiscal 2017, as customer incentive, cooperative marketing and pricing programs offered in fiscal year 2016 began to expire, EMEA experienced a significant increase in the rate of breakage on the related accruals as compared to historical levels. After considering the breakage data available through March 31, 2017, we revised our estimates of breakage associated with fiscal year 2017 customer incentive, cooperative marketing and pricing programs that have not yet expired as of year end. In prior periods, we did not have sufficient historical data on customer breakage patterns in the EMEA region to allow for a reliable estimation of future customer breakage attributable to these allowances and accruals. However, by the fourth quarter of fiscal year 2017, sufficient historical data was available to establish a model to reliably estimate the expected future customer breakage. Primarily as a result of this change in estimate, we recognized an increase in net sales of $14.4 million during the fourth quarter of the fiscal year ended March 31, 2017, compared with the preliminary results furnished to the SEC in the Current Report on Form 8-K on April 26, 2017. Significant management judgment and estimates are used to determine the breakage of the programs in any accounting period.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 42

there is an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense reduced for estimated forfeitures. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of restricted stock units ("RSUs") that vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs and RSUs with performance conditions is calculated based on the closing market price on the date of grant, adjusted by estimated dividends yield prior to vesting.
Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, probability of achievement of the set performance conditions, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. The dividend yield assumption is based on our history and expectations of future dividend payouts. We use historical data to estimate pre-vesting forfeitures, and we record share-based compensation expense only for those awards that are expected to vest. Effective April 1, 2017, we will adopt Accounting Standards Update ("ASU") 2016-09 and will account for forfeitures as they occur. The impact from the change in the accounting for forfeitures will not have a material impact on our consolidated financial statements.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 43

Goodwill
We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
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
Annual Impairment analysis
We performed our annual impairment analysis of the goodwill as of December 31, 2016 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of the peripheral reporting unit exceeded its carrying amount. Refer to the Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for the disclosures.
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
Business Acquisitions
Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired include but are not limited to:

•	royalty rate range and forecasted revenue growth rate assumptions;

•	assumptions regarding the estimated useful life of the acquired intangibles;

•	discount rates.
Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
The economic useful life of the developed technology from the business acquisitions was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows over the forecasted periods.

Logitech International S.A. | Fiscal 2017 Form 10-K | 44

The economic useful life of the customer relationships from the business acquisitions was determined based on historical customer turnover rates and the industry benchmarks.
The economic useful life of the trade names from the business acquisitions was determined based on the expected life of the trade names and the cash flows anticipated over the forecasted periods.
The fair value of acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" and "Note 10 - Fair Value Measurements" to the consolidated financial statements for more information) is determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected net sales of Jaybird over the earn-out period, and it is remeasured at each reporting period based on the inputs on the date of remeasurement. Projected net sales are based on our internal projections, including analysis of the target markets. The fair value of the contingent consideration decreased $8.1 million from the acquisition date. The change in fair value of contingent consideration results primarily from Jaybird's lower-than-expected net sales and revised projected net sales in the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including the change in the forecast of net sales for the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.
Adoption of New Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the fiscal year 2017 and the adoption did not impact our consolidated financial statements.

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
Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements to be adopted.
Constant Currency
We refer to our net sales growth rates excluding the impact of currency exchange rate fluctuations as "constant dollar" sales growth rates. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by significant shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar appreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.

Logitech International S.A. | Fiscal 2017 Form 10-K | 45

Results of Operations
Net Sales
Net sales by channel for fiscal years 2017, 2016 and 2015 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Retail	$2,221,427	$1,947,059	$1,887,446	14%	3%
OEM	—	71,041	117,462	(100)	(40)
Total net sales	$2,221,427	$2,018,100	$2,004,908	10	1
Retail:
During fiscal year 2017, retail sales increased 14%, in comparison to fiscal year 2016. If currency exchange rates had been constant in 2017 and 2016, our constant dollar retail sales growth rate would have been 14.9%. We grew across almost all our product categories. Video Collaboration, Music, Gaming, and Smart Home grew double digits. We recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.
During fiscal year 2016, retail sales increased 3%, in comparison to fiscal year 2015. If currency exchange rates had been constant in 2016 and 2015, our constant dollar retail sales growth rate would have been 9%. The increase in sales was driven by double digit growth in Mobile Speakers, Gaming and Video Collaboration product categories.
OEM:
As we exited our OEM business in December 2015, there was no revenue during fiscal year 2017.
During fiscal year 2016, OEM sales decreased 40% compared to fiscal year 2015. The decline was primarily due to the exit from our OEM business and there was no revenue during the quarter ended March 31, 2016.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. During fiscal years 2017, 2016 and 2015, 50%, 48% and 47% of our net sales were denominated in currencies other than the U.S. Dollar, respectively.
Retail Sales by Region
The following table presents the change in retail sales by region for fiscal year 2017 compared with fiscal year 2016, and fiscal year 2016 compared with fiscal year 2015:

	2017 vs. 2016	2016 vs. 2015
Americas	12%	3%
EMEA	19	(1)
Asia Pacific	11	10
Americas
During fiscal year 2017, retail sales in the Americas increased 12%, compared to fiscal year 2016. If currency exchange rates had been constant in 2017 and 2016, our constant dollar retail sales growth rate would have been 13% in the Americas. The increase was driven by growth in Audio PC & Wearables, Mobile Speakers, Gaming and Keyboards & Combos, partially offset by declines in sales for Tablet & Other Accessories.
During fiscal year 2016, retail sales in the Americas increased 3%, compared to fiscal year 2015. If currency exchange rates had been constant in 2016 and 2015, our constant dollar retail sales growth rate would have been 5% in the Americas. This increase was led by double digit growth in Video Collaboration and Mobile Speakers, partially offset by declines in sales for Tablet & Other Accessories and Home Control.

Logitech International S.A. | Fiscal 2017 Form 10-K | 46

EMEA
During fiscal year 2017, retail sales in EMEA increased 19%, compared to fiscal year 2016. If currency exchange rates had been constant in 2017 and 2016, our constant dollar retail sales growth rate would have been 21% in the EMEA region. The growth in the period was driven by several of our product categories, with strength in Mobile Speakers, Keyboards & Combos, Video Collaboration and Gaming. We recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.
During fiscal year 2016, retail sales in EMEA decreased 1%, compared to fiscal year 2015. If currency exchange rates had been constant in 2016 and 2015, our constant dollar retail sales growth rate would have been 9% in the EMEA region. Double digit growth in Gaming, Video Collaboration and Mobile Speakers product categories were offset by declines in all other product categories.
Asia Pacific
During fiscal year 2017, retail sales in Asia Pacific increased 11%, compared to fiscal year 2016. If currency exchange rates had been constant in 2017 and 2016, our constant dollar retail sales growth rate would have been 11% in the Asia Pacific region. The growth in the period was primarily driven by sales increases in Gaming and Video Collaboration.
During fiscal year 2016, retail sales in Asia Pacific increased 10%, compared to fiscal year 2015. If currency exchange rates had been constant in 2016 and 2015, our constant dollar retail sales growth rate would have been 15% in the Asia Pacific region. We achieved double digit growth in Video Collaboration, PC Webcams, Mobile Speakers and Gaming product categories, partially offset by the decline in Tablets & Other Accessories and Home Control product categories.
Net Retail Sales by Product Categories
Net retail sales by product categories for fiscal years 2017, 2016 and 2015 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Mobile Speakers	$301,021	$229,718	$178,038	31%	29%
Audio-PC & Wearables	246,390	196,013	213,496	26	(8)
Gaming	314,362	245,101	211,911	28	16
Video Collaboration	127,009	89,322	62,215	42	44
Home Control	65,510	59,075	68,060	11	(13)
Pointing Devices	501,562	492,543	487,210	2	1
Keyboards & Combos	480,312	430,190	426,117	12	1
Tablet & Other Accessories	76,879	103,886	140,994	(26)	(26)
PC Webcams	107,087	98,641	96,680	9	2
Other (1)	1,295	2,570	2,725	(50)	(6)
Total net retail sales	$2,221,427	$1,947,059	$1,887,446	14	3
__________________________________________

(1)	Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Retail Sales by Product Categories:
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of bluetooth wireless speakers.
During fiscal year 2017, retail sales of Mobile Speakers increased 31%, compared to fiscal year 2016. Mobile Speaker sales increased primarily due to sales of the UE Boom 2 for the full fiscal year 2017 following its launch in the second quarter of fiscal year 2016 as well as the continued success of the UE Megaboom.

Logitech International S.A. | Fiscal 2017 Form 10-K | 47

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
During fiscal year 2017, retail sales of Audio-PC & Wearables increased 26%, compared to fiscal year 2016. The increase was primarily driven by the Jaybird Freedom F5 earbuds and the Jaybird X2 earbuds resulting from the Jaybird Acquisition in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the consolidated financial statements) and X3 Sport Bluetooth earbuds launched in the third quarter of fiscal year 2017.
During fiscal year 2016, retail sales of Audio-PC & Wearables decreased 8%, compared to fiscal year 2015. The decrease was primarily due to decreases in sales in PC Speakers and PC Headsets, partially offset by an increase in audio wearables. Retail sales of our headset products decreased 6%. Retail sales of our Wearables products increased 46%.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels and Saitek simulation controllers.
During fiscal year 2017, retail sales of Gaming increased 28%, compared to fiscal year 2016. The increase was primarily driven by the continued success of our G502 Proteus Spectrum gaming mouse, G900 Chaos Spectrum gaming mouse, G933 Artemis Spectrum gaming headset and the G910 Orion Spectrum RGB mechanical gaming keyboard.
During fiscal year 2016, retail sales of Gaming increased 16%, compared to fiscal year 2015 with double digit growth for gaming keyboards, gaming headsets, and gaming steering wheels. Some of our top revenue-generating products for the year include G29 Driving Force Racing Wheel, G920 Driving Force Wheel, G933 Artemis Spectrum gaming headset, and the G910 Orion Spark gaming keyboard.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect small- and medium-sized user groups.
During fiscal year 2017, retail sales of Video Collaboration increased 42%, compared to fiscal year 2016.The increase was primarily due to the continued success of the Logitech Group conference camera.
During fiscal year 2016, retail sales of Video Collaboration increased 44%, compared to fiscal year 2014. The increase was primarily due to the success of ConferenceCam Connect, PTZ Pro Camera, and Webcam C930e.
Smart Home market:
Home Control
Our Home Control category includes our Harmony line of advanced home entertainment controllers and new products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks.
During fiscal year 2017, retail sales of Home Control increased 11%, compared to fiscal year 2016. The increase was primarily due to continued success of our Harmony Elite remote.
During fiscal year 2016, retail sales of Home Control decreased 13%, compared to fiscal year 2015. The decline was primarily driven by the sales decrease of our mid-range products.

Logitech International S.A. | Fiscal 2017 Form 10-K | 48

Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.
During fiscal year 2017, retail sales of Pointing Devices increased 2%, in comparison to fiscal year 2016. Increases in sales of presentation tools, corded mice and other pointing devices were offset by the decrease in the sales of cordless mice.
During fiscal year 2016, retail sales of Pointing Devices increased 1%, compared to fiscal year 2015. The growth in this category was driven by the MX Master Wireless Mouse. New products contributed approximately 8% of total retail sales of Pointing Devices for fiscal year 2016.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.
During fiscal year 2017, retail sales of Keyboards & Combos increased 12%, compared to fiscal year 2016. The sales increase was primarily driven by the strong sales of our K400 Plus wireless keyboard and MK270 wireless combo, in addition to sales of our MK235 Combo for the full fiscal year 2017 following its launch in the fourth quarter of fiscal year 2016.
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
During fiscal year 2017, retail sales of Tablet & Other Accessories decreased 26%, compared to fiscal year 2016. The sales decrease reflects the declining market for iPad shipments, partially offset by sales of the Create Tablet Keyboard Case for the iPad Pro for the full fiscal year 2017 following its introduction in September of fiscal year 2016.
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
During fiscal year 2017, retail sales of PC Webcams increased 9%, compared to fiscal year 2016. The increase was primarily driven by strong sales of our HD Pro Webcam C920, in addition to the introduction of the C922 Pro Stream Webcam.
During fiscal year 2016, retail sales of PC Webcams increased 2%, compared to fiscal year 2015. The growth was primarily driven by Asia Pacific, with sales nearly doubling.
Gross Profit
Gross profit for fiscal years 2017, 2016 and 2015 was as follows (Dollars in thousands):

	Years Ended March 31,
	2017	2016	2015
Net sales	$2,221,427	$2,018,100	$2,004,908
Gross profit	$820,041	$681,047	$705,457
Gross margin	36.9%	33.7%	35.2%
Gross profit consists of net sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers,

Logitech International S.A. | Fiscal 2017 Form 10-K | 49

distribution costs, warranty costs, customer support, shipping and handling cost, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.
Gross margin is gross profit as a percentage of net sales. Gross margin increased by 320 basis points to 36.9% during fiscal year 2017, compared to fiscal year 2016. The increase in gross margin was primarily driven by product cost reductions, our exit from the OEM business in fiscal year 2016, a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA, as well as greater supply chain efficiencies, partially offset by an increase of promotions, unfavorable currency exchange rates, and amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.
Gross margin decreased by 150 basis points to 33.7% in fiscal year 2016 as compared to fiscal year 2015. The decrease is primarily driven by unfavorable fluctuations in currency exchange rates, partially offset by sales price increases and savings from supply chain efficiencies related to freight.
Operating Expenses
Operating expenses for fiscal years 2017, 2016 and 2015 were as follows (Dollars in thousands):

	Years Ended March 31,
	2017	2016	2015
Marketing and selling	$379,641	$319,015	$321,749
% of net sales	17.1%	15.8%	16.0%
Research and development	130,525	113,176	107,543
% of net sales	5.9%	5.6%	5.4%
General and administrative	100,270	101,012	125,995
% of net sales	4.5%	5.0%	6.3%
Amortization of intangible assets and acquisition-related costs	5,814	984	763
% of net sales	0.3%	—%	—%
Change in fair value of contingent consideration for business acquisition	(8,092)	—	—
% of net sales	(0.4)%	—	—
Restructuring charges (credits), net	23	17,802	(4,777)
% of net sales	—%	0.9%	(0.2)%
Total operating expenses	$608,181	$551,989	$551,273
% of net sales	27.4%	27.4%	27.5%

The increase in total operating expenses during fiscal year 2017, compared to fiscal year 2016, was mainly due to increases in marketing and selling expenses and research and development expenses and amortization of intangibles from the business acquisitions, partially offset by the decrease in restructuring charges and a credit from the change in fair value of contingent consideration for business acquisition.
Total operating expenses during fiscal year 2016 remained relatively flat, compared to fiscal year 2015, with increase in restructuring charges due to restructuring charges of $17.8 million in fiscal year 2016 compared to a restructuring credit of $4.8 million in fiscal year 2015, and increase in research and development expenses partially offset by the decrease in general and administrative expense. Marketing and selling expenses were relatively flat.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.
During fiscal year 2017, marketing and selling expenses increased $60.6 million, compared to fiscal year 2016. The increase was primarily driven by $43.8 million higher personnel-related costs due to increased headcount during the last twelve months to expand our marketing team to support the advertising and marketing efforts for our products, including the increased headcount resulting from the Jaybird Acquisition and Saitek Acquisition, and

Logitech International S.A. | Fiscal 2017 Form 10-K | 50

increased variable compensation linked to stronger performance during fiscal year 2017. Additionally, there was an $18.4 million increase in expenses for external advertising and marketing.
During fiscal year 2016, marketing and selling expenses were relatively flat, compared to fiscal year 2015. The decrease in expense due to currency impact was offset by investments in growth markets.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2017, research and development expenses increased $17.3 million, compared to fiscal year 2016. The increase was primarily driven by $13.9 million higher personnel-related costs for the development of new products, increased headcount from business acquisitions, and increased variable compensation linked to stronger performance during fiscal year 2017.
During fiscal year 2016, research and development expenses increased $5.6 million, compared to fiscal year 2015. The increase was primarily due to $4.6 million higher personnel-related expenses and $0.8 million higher consulting costs related to continuing investment in the enhancement of existing products and development of new products.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources and legal functions.
During fiscal year 2017, general and administrative expenses decreased $0.7 million, compared to fiscal year 2016. The decrease was primarily due to a $3.5 million reduction related to the prior year's accrual for our settlement with the SEC and a $3.1 million decrease in information technology costs, partially offset by a $6.1 million increase in personnel-related costs largely driven by higher variable compensation linked to stronger performance during the fiscal year 2017.
During fiscal year 2016, general and administrative expenses decreased $25.0 million, compared to fiscal year 2015. The decrease was primarily due to the reduction of $19.1 million related to the Audit Committee independent investigation and related expenses incurred in fiscal year 2015 and a $2.5 million decrease in personnel-related costs.
Amortization of Intangibles and Acquisition-Related Costs
Amortization of intangibles included in operating expense and acquisition-related costs during fiscal year 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Amortization of intangible assets	$4,352	$448	$763
Acquisition-related costs	1,462	536	—
Total	$5,814	$984	$763
Amortization of intangible assets consists of amortization of acquired intangible assets including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The increase in amortization of intangible assets from fiscal year 2016 to 2017 was driven by the Jaybird and the Saitek Acquisition.
Change in Fair Value of Contingent Consideration for Business Acquisition
The change in fair value of contingent consideration during fiscal year 2017 is primarily due to lower-than-expected net sales of Jaybird products, and revised projected net sales of Jaybird products during the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market (see "Note 10 – Fair Value Measurement" to the consolidated financial statements). Although these

Logitech International S.A. | Fiscal 2017 Form 10-K | 51

estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including the change in the forecast of net sales of the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.
Restructuring Charges
The following table summarizes restructuring-related activities during the fiscal years 2017 and 2016 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$954	$—	$954
Charges, net	17,280	337	185	17,802
Cash payments	(11,373)	(1,166)	(185)	(12,724)
Accrual balance at March 31, 2016	5,907	125	—	6,032
Charges, net	23	—	—	23
Cash payments	(5,195)	(125)	—	(5,320)
Accrual balance at March 31, 2017	$735	$—	$—	$735
During the first quarter of fiscal year 2016, we implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline our overall cost structure, including overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the consolidated statements of operations. We substantially completed this restructuring plan by the fourth quarter of fiscal year 2016.
On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, we have incurred $25.5 million under this restructuring plan, including $24.4 million for cash severance and other personnel costs.
Other Income (Expense), Net
Other income and expense for fiscal years 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Investment income (loss) related to a deferred compensation plan	$1,343	$(364)	$1,055
Impairment of investment	—	—	(2,298)
Currency exchange gain (loss), net	169	2,110	(1,175)
Other	165	(122)	120
	$1,677	$1,624	$(2,298)
Investment income (loss) related to a deferred compensation plan for fiscal years 2017, 2016 and 2015 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
The $2.3 million investment impairment charges in fiscal year 2015 primarily resulted from the write-down of investments in privately-held companies.
Currency exchange gains or losses relate to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on foreign

Logitech International S.A. | Fiscal 2017 Form 10-K | 52

currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.
Provision for Income Taxes
The provision for income taxes and the effective income tax rate for fiscal years 2017, 2016 and 2015 were as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Provision for income taxes	$9,113	$3,110	$4,654
Effective income tax rate	4.2%	2.4%	3.0%
The changes in the effective income tax rate between fiscal years 2017 and 2016 and between fiscal years 2016 and 2015 were primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. Further, there was a tax benefit of $15.4 million, $16.1 million and $15.4 million in fiscal years 2017, 2016 and 2015, respectively, related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations. In fiscal year 2016 and 2015, there was a tax benefit of $2.2 million and $0.8 million, respectively, from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.
As of March 31, 2017 and March 31, 2016, the total amounts of unrecognized tax benefits due to uncertain tax positions were $63.7 million and $69.9 million, respectively, all of which would affect the effective income tax rates if recognized.
As of March 31, 2017, we had $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2016, we had $59.7 million in non-current income taxes payable and $0.1 million in current income taxes payable. We continue to recognize interest and penalties related to unrecognized tax positions in income tax expense. We recognized $0.7 million, $0.3 million and $0.8 million in interest and penalties in income tax expense during fiscal years 2017, 2016 and 2015, respectively. As of March 31, 2017, 2016 and 2015, we had $3.0 million, $3.6 million and $4.9 million of accrued interest and penalties related to uncertain tax positions, respectively.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2014. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2013. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
At March 31, 2017, we had cash and cash equivalents of $547.5 million, compared with $519.2 million at March 31, 2016. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 52% is held in Switzerland, 28% is held in Germany and 9% is held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
At March 31, 2017, our working capital was $520.8 million, compared with working capital of $511.3 million at March 31, 2016. The increase in working capital over fiscal year 2017 was primarily due to higher balances of cash and cash equivalents, accounts receivables, net and inventories, partially offset by higher accounts payable and accrued and other current liabilities.
We had several uncommitted, unsecured bank lines of credit aggregating to $43.5 million as of March 31, 2017. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2017, we had outstanding bank guarantees of $20.7 million under these lines of credit.

Logitech International S.A. | Fiscal 2017 Form 10-K | 53

The following table summarizes our Consolidated Statements of Cash Flows (in thousands) on a total company basis:

	Years Ended March 31,
	2017	2016	2015
Net cash provided by operating activities	$278,728	$183,111	$178,632
Net cash used in investing activities	(98,964)	(60,690)	(48,289)
Net cash used in financing activities	(146,056)	(141,669)	(48,854)
Effect of exchange rate changes on cash and cash equivalents	(5,370)	1,405	(13,863)
Net increase (decrease) in cash and cash equivalents	$28,338	$(17,843)	$67,626
The cash flows for fiscal years 2016 and 2015 included the cash flows from our discontinued operations, which were not material to the consolidated financial statements.
The following table presents selected financial information and statistics for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	March 31,
	2017	2016	2015
Accounts receivable, net	$185,179	$142,778	$167,196
Accounts payable	$274,805	$241,166	$292,797
Inventories	$253,401	$228,786	$255,980
Days sales in accounts receivable ("DSO")(Days)(1)	33	30	34
Days accounts payable outstanding ("DPO") (Days)(2)	79	75	88
Inventory turnover ("ITO")(x)(3)	4.9	5.0	4.7
______________________________

(1)	DSO is determined using ending accounts receivable, net as of the most recent quarter-end and net sales for the most recent quarter.

(2)	DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.

(3)	ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).
DSO as of March 31, 2017 increased three days, compared to March 31, 2016, primarily due to timing of net sales and customer payments. DSO as of March 31, 2016 decreased four days compared to March 31, 2015, primarily due to improvements in the efficiency and effectiveness of collection efforts.
DPO as of March 31, 2017 increased four days, compared to March 31, 2016, primarily due to increase in inventories and timing of payments. DPO as of March 31, 2016 decreased thirteen days, compared to March 31, 2015, primarily due to decrease in inventories and timing of payments.
ITO as of March 31, 2017 remained consistent compared to March 31, 2016. ITO as of March 31, 2016 increased compared to March 31, 2015. The increase was primarily due to exit from the OEM business at the end of the quarter ended December 31, 2015 and with no OEM inventories as of March 31, 2016.
If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2017, we generated $278.7 million in cash from operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from the increases in accounts payable and accrued and other liabilities, partially offset by the increases in accounts receivable, net and inventories. The increases in accounts receivable, net and accounts payable were primarily driven by higher business volumes and timing of payments. The increase in inventories was primarily driven by higher business volumes. The increase in accrued and other liabilities was

Logitech International S.A. | Fiscal 2017 Form 10-K | 54

primarily due to change in the payment frequency of our cash bonus plan from semi-annual to annual, and higher variable compensation linked to strong performance for fiscal year 2017.
Net cash used in investing activities was $99.0 million, primarily due to $67.0 million of purchase price (net of cash acquired) for business acquisitions, $31.8 million of purchases of property, plant, and equipment, and $1.0 million of investments in privately held companies.
Net cash used in financing activities was $146.1 million, primarily for the $93.1 million cash dividends paid during the year, $83.8 million repurchases of our registered shares and $18.4 million tax withholdings related to net share settlements of restricted stock units, partially offset by $39.6 million in proceeds received from the sale of shares upon exercise of options and purchase rights.
Our expenditures for property, plant and equipment during fiscal years 2017, 2016 and 2015 were primarily for tooling and equipment, computer hardware and software and leasehold improvements.
Our expenditures for property, plant and equipment decreased during fiscal year 2017, compared to fiscal year 2016, due to a lower amount of tooling purchases. Our expenditures for property, plant and equipment increased during fiscal year 2016, compared to fiscal year 2015, mainly due to the building of production lines to accommodate the in-house manufacturing of certain products compared with purchase from third parties in the prior period to align with our goal to achieve cost savings.
Our payments for acquisitions, net of cash acquired, during fiscal year 2017, were for the Jaybird Acquisition and the Saitek Acquisition during the period (refer to "Note 3 - Business Acquisitions" to the consolidated financial statements). During fiscal year 2017, we made a $1.0 million investment in a limited partnership with a private investment fund. During fiscal year 2016, we made a $1.5 million strategic investment in one privately held company and $0.9 million investment in a limited partnership with a private investment fund. During fiscal year 2015 we made a $2.6 million strategic investment in one privately held company and acquired one privately held company for $0.9 million.
During fiscal year 2016, the net payments for the divestiture of discontinued operations were $1.4 million, and there was $0.7 million for cash outflow to an escrow account for the purchase of a domain name.
The purchases and sales of trading investments during fiscal years 2017, 2016 and 2015 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
Excess tax benefit realized from share-based compensation included in cash flows from financing activities will be reclassified in operating cash flows starting in the first quarter of our fiscal year 2018 on a retrospective basis when we adopt ASU 2016-09. Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements to be adopted.
During fiscal year 2017, there was a $5.4 million loss of currency translation exchange rate effect on cash and cash equivalents, compared to a gain of $1.4 million of currency translation exchange rate effect during fiscal year 2016, and a $13.9 million loss of currency translation exchange rate effect during fiscal year 2015. Higher currency translation exchange effects during fiscal years 2017 and 2015 were primarily due to the weakening of the Euro versus the U.S. Dollar by 6% and 22%, respectively, which had an adverse impact on our cash and cash equivalents balances in subsidiaries with Euro as their functional currency.
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
In May 2017, the Board of Directors recommended that the Company pay approximately CHF 100.0 million (approximately $100.0 million based on the exchange rate on March 31, 2017) in cash dividends for fiscal year 2017. During fiscal year 2017, we paid a cash dividend of CHF 90.2 million (U.S. Dollar amount of $93.1 million) out of retained earnings. During fiscal year 2016, we paid a cash dividend of CHF 83.1 million (U.S. Dollar amount of $85.9 million) out of retained earnings.
In March 2014, our Board of Directors approved a share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares. As of March 31, 2017, the remaining amount that may be repurchased

Logitech International S.A. | Fiscal 2017 Form 10-K | 55

under the program is $94.6 million. This buyback program expired in April 2017 with approximately 0.2 million shares purchased for approximately $0.6 million subsequent to the year end.
In March 2017, our Board of Directors approved another share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2014 buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
As noted in "Note 3 - Business Acquisitions" to our consolidated financial statements, we acquired all of the equity interest of Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45 million in cash based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, the Company will pay a maximum of $25 million and $20 million in fiscal years 2018 and 2019, respectively.
We have changed the payment frequency of our employee performance bonus plan from semi-annual payments to an annual payment. The full year bonus for fiscal year 2017 is expected to be made in the first quarter of fiscal year 2018, and the operating cash flow for that period could be negative as a result.
Our other contractual obligations and commitments that require cash are described in the following sections.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $278.7 million, $183.1 million and $178.6 million during fiscal years 2017, 2016, and 2015, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2017 (in thousands):

		Payments Due by Period
	March 31, 2017	<1 year	1-3 years	4-5 years	>5 years
Inventory purchase commitments	$228,118	$228,118	$—	$—	$—
Capital purchase commitments	9,349	9,349	—	—	—
Expected contribution to employee benefit plan (1)	5,485	5,485	*	*	*
Operating leases obligations	39,363	10,294	15,795	8,991	4,283
	$282,315	$253,246	$15,795	$8,991	$4,283
(1) Expected contribution to employee benefit plan:  Commitments under the retirement plans relate to expected contributions to be made to our defined benefit plans for the next year only. We fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our defined benefit pension plans and non-retirement post-employment benefit plans beyond one year are excluded from the contractual obligations table because they are dependent on numerous factors that may result in a wide range of outcomes and thus are impractical to estimate. For more information on our defined benefit pension plans and non-retirement post-employment benefit plans, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Purchase Commitments
As of March 31, 2017, we have fixed purchase commitments of $228.1 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2018. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of

Logitech International S.A. | Fiscal 2017 Form 10-K | 56

anticipated demand or market value consistent with our valuation of excess and obsolete inventory. As of March 31, 2017, the liability for these purchase commitments was $7.2 million and is recorded in accrued and other current liabilities and is not included in the preceding table. We have firm purchase commitments of $9.3 million for capital expenditures, primarily related to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.
Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms on our non-cancelable operating leases expire in various years through 2030.
Contingent Consideration for Business Acquisition
As noted in "Note 3 - Business Acquisitions" to our consolidated financial statements, we acquired all of the equity interest of Jaybird for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45 million in cash based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, we will pay a maximum of $25 million and $20 million in fiscal years 2018 and 2019, respectively. These amounts are not included in the preceding table because these represent the maximum amounts but the actual amounts paid could be different. See "Note 10 - Fair Value Measurements" to the consolidated financial statements for more information regarding the fair value of the contingent consideration.
Income Taxes Payable
As of March 31, 2017, we had $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Investment Commitments
During 2015, we entered into a limited partnership agreement with a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed a capital contribution of $4.0 million over the life of the fund. As of March 31, 2017, $2.1 million of the committed capital contribution has not yet been called by the fund.
Guarantees
Logitech Europe S.A. guaranteed payments of two third-party contract manufacturers' purchase obligations. As of March 31, 2017, the maximum amount of these guarantees were $3.8 million, of which $1.4 million of guaranteed purchase obligations were outstanding.
Indemnifications
We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2017, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 57

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the year ended March 31, 2017, approximately 50% of our net sales were in non-U.S. denominated currencies, with 28% of our net sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales than the favorable impact on our operating expenses, resulting in an adverse impact on our operating results. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of March 31, 2017. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Logitech International S.A. | Fiscal 2017 Form 10-K | 58

		March 31, 2017
Currency		Net Exposed Long (Short) Currency	Currency Exchange Gain (Loss) from 10% Change in Base Currency
Base Currency	Transaction Currency	Position	Appreciation	Depreciation
U.S. Dollar	Canadian Dollar	$11,089	$(1,008)	$1,232
U.S. Dollar	Mexican Peso	10,002	(909)	1,111
U.S. Dollar	Australian Dollar	9,019	(820)	1,002
U.S. Dollar	Japanese Yen	4,828	(439)	536
U.S. Dollar	Brazilian Real	854	(78)	95
U.S. Dollar	Russian Ruble	581	(53)	65
U.S. Dollar	Korean Wan	(931)	85	(103)
U.S. Dollar	Swiss Franc	(3,233)	294	(359)
U.S. Dollar	Singapore Dollar	(9,365)	851	(1,041)
U.S. Dollar	Chinese Renminbi	(12,469)	1,134	(1,385)
U.S. Dollar	Taiwanese Dollar	(16,938)	1,540	(1,882)
Swiss Franc	British Pound	(934)	85	(104)
Euro	Turkish Lira	2,403	(218)	267
Euro	Ukraninian Hryvnia	971	(88)	108
Euro	Croatian Kuna	956	(87)	106
Euro	Russian Ruble	(521)	47	(58)
Euro	Arab Emirates Dirham	(524)	48	(58)
Euro	Polish Zloty	(982)	89	(109)
Euro	Swedish Krona	(2,189)	199	(243)
Euro	British Pound	(5,795)	527	(644)
		$(13,178)	$1,199	$(1,464)
Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.
Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi (CNY). As of March 31, 2017, net liabilities held in CNY totaled $12.5 million.
Derivatives
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. As of March 31, 2017 and 2016, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $59.4 million and $39.8 million, respectively. Deferred realized loss of $0.1 million is recorded in accumulated other comprehensive loss as of March 31, 2017, and is expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized loss of $0.4 million related to open cash flow hedges is also recorded in accumulated other comprehensive loss as of March 31, 2017 and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.
We also enter into foreign exchange forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these foreign exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows. The notional amounts of these contracts outstanding as of March 31, 2017 and 2016 were $56.7 million and $63.7 million, respectively. Open forward and swap contracts as of March 31, 2017 and 2016 consisted of contracts in Taiwanese Dollars, Australian

Logitech International S.A. | Fiscal 2017 Form 10-K | 59

Dollars, Mexican Pesos, Japanese Yen, Canadian Dollars and British Pounds at future dates at pre-determined exchange rates.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report, the Company’s Disclosure Controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting as described in Management's Report on Internal Control over Financial Reporting below.
Notwithstanding the identified material weakness discussed below, management, including our CEO and CFO, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.
(b) Management's Report on Internal Control over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2017, due to the material weakness in our internal control over financial reporting described below. A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected in a timely basis.”
In connection with the Company’s sales growth strategy in EMEA, the Company expanded its use of performance-based customer programs in the region in fiscal 2016 and 2017. As a result, the allowances and accruals for customer incentive, cooperative marketing and pricing programs increased in those years. In prior periods, the Company did not have sufficient historical data on customer breakage patterns in the EMEA region to allow for a reliable estimation of future customer breakage attributable to these allowances and accruals. However, by the fourth quarter of fiscal year 2017, sufficient historical data was available to establish a model to reliably estimate the expected future customer breakage. As of March 31, 2017, the Company did not identify that sufficient historical data existed to estimate future customer breakage and as a result, the Company did not modify the design of the control activities related to the accuracy of the allowance and accruals to respond to the change in relevant data. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Logitech International S.A. | Fiscal 2017 Form 10-K | 60

Management concluded that the allowances and accrued liabilities relating to customer programs in the EMEA region were overstated at March 31, 2017 as future breakage was not estimated. This overstatement of allowances and accrued liabilities relating to customer programs in the EMEA region has been corrected in our consolidated financial statements included in this Annual Report on Form 10-K. While the control deficiency did not result in a misstatement of our current or previously issued consolidated financial statements, the control deficiency resulted in changes to our preliminary results of operations for the quarter and year ended March 31, 2017 furnished to the United States Securities and Exchange Commission (“SEC”) in the Current Report on Form 8-K on April 26, 2017.
The Company’s internal control over financial reporting as of March 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which contains an adverse opinion on the effectiveness of our internal control over financial reporting. This report appears in this Annual Report on Form 10-K, in Item 15(a).
(c) Remediation Plan
In May 2017, management has begun implementing a remediation plan to address the material weakness. The remediation plan includes:

•	The development and implementation of a new estimation model of breakage related to customer incentive, cooperative marketing and pricing programs in the EMEA region; and

•
The design and implementation of related controls over the new estimation model, which were initiated in conjunction with recording this adjustment in relation to this Annual Report on Form 10-K filing.

•
Enhancements to the process to periodically evaluate and appropriately respond to changing business circumstances that may impact control activities, specifically in the area of the accuracy of the allowances and accruals.

Our management believes the foregoing efforts will effectively remediate the material weakness; however, the material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing of several instances, that the control is operating effectively. The Company expects to remediate this material weakness by the end of fiscal year 2018.
(d) Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the material weakness noted above.
(e) Limitations on the Effectiveness of Controls
The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.    OTHER INFORMATION
None.

Logitech International S.A. | Fiscal 2017 Form 10-K | 61

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2017 (the "Proxy Statement").
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
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Logitech International S.A. | Fiscal 2017 Form 10-K | 62

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss)—Years Ended March 31, 2017, 2016 and 2015
Consolidated Balance Sheets—March 31, 2017 and 2016
Consolidated Statements of Cash Flows—Years Ended March 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Supplementary Data:
Unaudited Quarterly Financial Data
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits

Logitech International S.A. | Fiscal 2017 Form 10-K | 63

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/2009	2.1
2.2	***	Securities Purchase Agreement, dated as of April 12, 2016, by and among Logitech Europe S.A., JayBird, LLC, the unitholders of JayBird, LLC, and Judd Armstrong (as the sellers' representative)	10-K	0-29174	5/23/2016	2.2
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-Q	0-29174	1/27/2015	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	6/1/2009	10.3
10.4	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.5	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.6	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.8	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.9	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.10	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	5/30/2008	10.1
10.11	**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.1
10.12	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2

Logitech International S.A. | Fiscal 2017 Form 10-K | 64

10.13	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.3
10.14	**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.4
10.15	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	5/27/2011	10.3
10.16	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.17	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.18	**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.3
10.19	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	2/5/2013	10.1
10.20	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.21	**	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.3
10.22	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	5/30/2013	10.4
10.23	**	Form of restricted stock unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.2
10.24	**	Form of performance share unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.3
10.25	**	Form of restricted stock unit agreement for grant to Guerrino De Luca on October 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.4
10.26	**	Employment Agreement between Logitech Inc. and Bracken Darrel, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.27	**	Employment Agreement between Logitech Inc. and Vincent Pilette, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.2
10.28	**	Employment Agreement between Logitech Inc. and L. Joseph Sullivan, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.3
10.29	**	Employment Contract between Logitech Inc. and Marcel Stolk, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.4

Logitech International S.A. | Fiscal 2017 Form 10-K | 65

10.30		Series B Preferred Stock Purchase Agreement, dated as of December 28, 2015, by and between Logitech International S.A., Lifesize, Inc., and Investors associated with Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners.	10-Q	0-29174	1/22/2016	10.5
10.31	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.31
10.32	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.32
10.33	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan					X
10.34	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan					X
10.35	**	Representative form of restricted stock unit agreement (non-employee directors) under the Logitech International S.A. 2006 Stock Incentive Plan					X
21.1		List of subsidiaries of Logitech International S.A.					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 66

** Indicates management compensatory plan, contract or arrangement.
***Confidential treatment has been requested for certain provisions omitted from this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

Logitech International S.A. | Fiscal 2017 Form 10-K | 67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer
/s/ VINCENT PILETTE
Vincent Pilette Chief Financial Officer
May 26, 2017

Logitech International S.A. | Fiscal 2017 Form 10-K | 68

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

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	May 26, 2017
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 26, 2017
/s/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2017
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 26, 2017
/s/ DIMITRI PANAYOTOPOULOS Dimitri Panayotopoulos	Director	May 26, 2017
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 26, 2017
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 26, 2017
/s/ LUNG YEH Lung Yeh	Director	May 26, 2017
/s/ NEIL HUNT Neil Hunt	Director	May 26, 2017
/s/ SALLY DAVIS Sally Davis	Director	May 26, 2017
/s/ SUE GOVE Sue Gove	Director	May 26, 2017

Logitech International S.A. | Fiscal 2017 Form 10-K | 69

Logitech International S.A. | Fiscal 2017 Form 10-K | 70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Logitech International S.A.:
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) for each of the years in the three-year period ended March 31, 2017. We also have audited the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Logitech International S.A.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future period are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the accuracy of the allowances and accruals for customer incentive, cooperative marketing and pricing programs has been identified and included in Management's Report on Internal Control over Financial Reporting in Item 9A(b). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our opinion included below on those consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Logitech International S.A. and subsidiaries as of March 31, 2017 and 2016, and the result of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, and the related financial statement schedule, in conformity with U.S. generally accepted accounting principles.

Logitech International S.A. | Fiscal 2017 Form 10-K | 71

Also in our opinion because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Logitech International S.A. has not maintained effective internal controls over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
May 26, 2017

Logitech International S.A. | Fiscal 2017 Form 10-K | 72

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2017	2016	2015
Net sales	$2,221,427	$2,018,100	$2,004,908
Cost of goods sold	1,395,211	1,337,053	1,299,451
Amortization of intangible assets and purchase accounting effect on inventory	6,175	—	—
Gross profit	820,041	681,047	705,457
Operating expenses:
Marketing and selling	379,641	319,015	321,749
Research and development	130,525	113,176	107,543
General and administrative	100,270	101,012	125,995
Amortization of intangible assets and acquisition-related costs	5,814	984	763
Change in fair value of contingent consideration for business acquisition	(8,092)	—	—
Restructuring charges (credits), net	23	17,802	(4,777)
Total operating expenses	608,181	551,989	551,273
Operating income	211,860	129,058	154,184
Interest income, net	1,452	790	1,197
Other income (expense), net	1,677	1,624	(2,298)
Income before income taxes	214,989	131,472	153,083
Provision for income taxes	9,113	3,110	4,654
Net income from continuing operations	$205,876	$128,362	$148,429
Loss from discontinued operations, net of income taxes	—	(9,045)	(139,146)
Net income	$205,876	$119,317	$9,283

Net income (loss) per share - basic:
Continuing operations	$1.27	$0.79	$0.91
Discontinued operations	—	(0.06)	(0.85)
Net income per share - basic	$1.27	$0.73	$0.06

Net income (loss) per share - diluted:
Continuing operations	$1.24	$0.77	$0.89
Discontinued operations	—	(0.05)	(0.83)
Net income per share - diluted	$1.24	$0.72	$0.06

Weighted average shares used to compute net income (loss) per share:
Basic	162,058	163,296	163,536
Diluted	165,540	165,792	166,174

Cash dividend per share	$0.57	$0.53	$0.27
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 73

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended March 31,
	2017	2016	2015
Net income	$205,876	$119,317	$9,283
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(5,670)	2,273	(19,054)
Reclassification of currency translation loss (gain) included in other income (expense), net	—	3,913	(171)
Defined benefit plans:
Net gain (loss) and prior service credits (costs), net of taxes	14,201	(837)	(12,998)
Reclassification of amortization included in operating expenses	1,490	1,630	322
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	2,928	(2,431)	8,971
Reclassification of hedging gain included in cost of goods sold	(1,670)	(3,296)	(4,505)
Other comprehensive income (loss)	11,279	1,252	(27,435)
Total comprehensive income (loss)	$217,155	$120,569	$(18,152)
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 74

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$547,533	$519,195
Accounts receivable, net	185,179	142,778
Inventories	253,401	228,786
Other current assets	41,732	35,488
Total current assets	1,027,845	926,247
Non-current assets:
Property, plant and equipment, net	85,408	92,860
Goodwill	249,741	218,224
Other intangible assets, net	47,564	—
Other assets	88,119	86,816
Total assets	$1,498,677	$1,324,147
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$274,805	$241,166
Accrued and other current liabilities	232,273	173,764
Total current liabilities	507,078	414,930
Non-current liabilities:
Income taxes payable	51,797	59,734
Other non-current liabilities	83,691	89,535
Total liabilities	642,566	564,199
Commitments and contingencies (Note 14)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares—173,106 at March 31, 2017 and 2016
Conditionally authorized shares—50,000 at March 31, 2017 and 2016
Additional paid-in capital	26,596	6,616
Less shares in treasury, at cost—10,727 at March 31, 2017 and 10,697 at March 31, 2016	(174,037)	(128,407)
Retained earnings	1,074,110	963,576
Accumulated other comprehensive loss	(100,706)	(111,985)
Total shareholders' equity	856,111	759,948
Total liabilities and shareholders' equity	$1,498,677	$1,324,147
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 75

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$205,876	$119,317	$9,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,121	51,108	41,304
Amortization of intangible assets	9,367	1,885	8,361
Share-based compensation expense	35,890	27,351	25,825
Impairment of goodwill and other assets	—	—	122,734
Impairment of investment	—	—	2,298
Gain on equity method investment	(569)	(469)	—
Loss (gain) on disposal of property, plant and equipment	107	—	(44)
Net gain on divestiture of discontinued operations	—	(13,684)	—
Excess tax benefits from share-based compensation	(9,661)	(2,084)	(2,831)
Deferred income taxes	(2,397)	6,604	2,240
Change in fair value of contingent consideration for business acquisition	(8,092)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(46,553)	25,513	(8,018)
Inventories	(15,428)	31,966	(60,510)
Other assets	(5,309)	(1,975)	(4,284)
Accounts payable	24,459	(58,104)	60,413
Accrued and other liabilities	49,917	(4,317)	(18,139)
Net cash provided by operating activities	278,728	183,111	178,632
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,804)	(56,615)	(45,253)
Investment in privately held companies	(960)	(2,419)	(2,550)
Payments for divestiture of discontinued operations, net of cash sold	—	(1,395)	—
Changes in restricted cash	715	(715)	—
Acquisitions, net of cash acquired	(66,987)	—	(926)
Purchases of trading investments	(7,052)	(9,619)	(5,034)
Proceeds from sales of trading investments	7,124	10,073	5,474
Net cash used in investing activities	(98,964)	(60,690)	(48,289)
Cash flows from financing activities:
Payment of cash dividends	(93,093)	(85,915)	(43,767)
Repurchases of registered shares	(83,786)	(70,358)	(1,663)
Contingent consideration related to prior acquisition	—	—	(100)
Repurchase of ESPP awards	—	—	(1,078)
Proceeds from sales of shares upon exercise of options and purchase rights	39,574	19,767	4,138
Tax withholdings related to net share settlements of restricted stock units	(18,412)	(7,247)	(9,215)
Excess tax benefits from share-based compensation	9,661	2,084	2,831
Net cash used in financing activities	(146,056)	(141,669)	(48,854)
Effect of exchange rate changes on cash and cash equivalents	(5,370)	1,405	(13,863)
Net increase (decrease) in cash and cash equivalents	28,338	(17,843)	67,626
Cash and cash equivalents at beginning of period	519,195	537,038	469,412
Cash and cash equivalents at end of period	$547,533	$519,195	$537,038

Logitech International S.A. | Fiscal 2017 Form 10-K | 76

	Years Ended March 31,
	2017	2016	2015
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,072	$4,958	$5,242
Fair value of retained cost method investment as a result of divestiture of discontinued operations	$—	$5,591	$—
Supplemental cash flow information:
Income taxes paid, net	$11,323	$11,499	$10,838
The following amounts reflected in the consolidated statements of cash flows are included in discontinued operations:
Depreciation	$—	$2,207	$2,562
Amortization of intangible assets	$—	$1,438	$7,598
Share-based compensation	$—	$332	$1,634
Purchases of property, plant and equipment	$—	$1,431	$3,598
Cash and cash equivalents, beginning of the period	$—	$3,659	$1,894
Cash and cash equivalents, end of the period	$—	$—	$3,659

The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 77

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2014	173,106	$30,148	$—	10,206	$(116,510)	$976,292	$(85,802)	$804,128
Total comprehensive loss	—	—	—	—	—	9,283	(27,435)	(18,152)
Repurchases of registered shares	—	—	—	115	(1,663)	—	—	(1,663)
Tax effects from share-based awards	—	—	(2,200)	—	—	—	—	(2,200)
Sale of shares upon exercise of options and purchase rights	—	—	(2,367)	(390)	6,505	—	—	4,138
Issuance of shares upon vesting of restricted stock units	—	—	(20,298)	(1,306)	22,717	(11,634)	—	(9,215)
Share-based compensation	—	—	25,943	—	—	—	—	25,943
Repurchase of ESPP awards	—	—	(1,078)	—	—	—	—	(1,078)
Cash dividends	—	—	—	—	—	(43,767)	—	(43,767)
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income	—	—	—	—	—	119,317	1,252	120,569
Repurchases of common stock	—	—	—	4,951	(70,358)	—	—	(70,358)
Tax effects from share-based awards	—	—	(2,353)	—	—	—	—	(2,353)
Sale of shares upon exercise of options and purchase rights	—	—	(737)	(1,812)	20,504	—	—	19,767
Issuance of shares upon vesting of restricted stock units	—	—	(17,645)	(1,067)	10,398		—	(7,247)
Share-based compensation	—	—	27,351	—	—	—	—	27,351
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	205,876	11,279	217,155
Repurchases of registered shares	—	—	—	4,027	(83,786)	—	—	(83,786)
Tax effects from share-based awards	—	—	(1,251)	—	—	—	—	(1,251)
Sale of shares upon exercise of options and purchase rights	—	—	15,403	(2,513)	24,171	—	—	39,574
Issuance of shares upon vesting of restricted stock units	—	—	(30,148)	(1,484)	13,985	(2,249)	—	(18,412)
Share-based compensation	—	—	35,976	—	—	—	—	35,976
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 78

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
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP (accounting principles generally accepted in the United States of America).
During the fourth quarter of fiscal year 2016, the Company completed the disposition of the Lifesize video conferencing business. As a result, the Company has classified the historical results of Lifesize video conferencing business as discontinued operations in its consolidated statements of operations. See "Note 4 - Discontinued Operations" for more information.

Unless indicated otherwise, the information in the Notes to the consolidated financial statements relates to the Company's continuing operations and does not include results of Lifesize video conferencing business, which is classified as discontinued operations.
Business Acquisitions
During fiscal year 2017, the Company acquired Jaybird LLC and Saitek product line. See "Note 3 - Business Acquisitions" for more information.
Fiscal Year
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.
Reclassification
Certain amounts from the comparative periods in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended March 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisition, warranty liabilities, accruals for customer programs, sales return reserves, allowance for doubtful accounts, inventory valuation, restructuring charges, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are

Logitech International S.A. | Fiscal 2017 Form 10-K | 79

based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
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
Revenue Recognition
Revenue is recognized when all of the following criteria are met:

•	Evidence of an arrangement exists;

•	Delivery has occurred and title and risk of loss has transferred to a customer;

•	Price of a product is fixed or determinable; and

•	Collectability is reasonably assured.
For sales of most hardware peripherals products and hardware bundled with software essential to its functionality, these criteria are met at the time delivery has occurred and title and risk of loss have transferred to the customer.
Revenues from sales to distributors and authorized resellers are recognized upon shipment net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive and pricing programs. The estimated cost of these programs is recorded as a reduction of sales or as an operating expense if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates are used to determine the cost of these programs in any accounting period. Certain customer programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage".
The Company enters into cooperative marketing arrangements with many of its distribution and retail customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing and incentive programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the later of the date the revenue is recognized or the date the incentive is offered, based on negotiated terms, historical experience and inventory levels in the channel.
Customer incentive programs include consumer rebate and performance-based incentives. The Company offers performance-based incentives to its distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company's discretion for the primary benefit of end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of the date the revenue is recognized or when the incentive is offered, based on the specific terms and conditions.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 80

and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.
The Company grants limited rights to return products. Return rights vary by customer and range from the right to return defective products to the stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, the Company reduces sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors.
Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
In connection with the Company’s sales growth strategy in EMEA, the Company expanded its use of performance-based customer programs in the region in fiscal years 2016 and 2017. During fiscal year 2017, as customer incentive, cooperative marketing and pricing programs offered in fiscal year 2016 began to expire, EMEA experienced a significant increase in the rate of breakage on the related accruals as compared to historical levels. After considering the breakage data available through March 31, 2017, the Company revised its estimates of breakage associated with fiscal year 2017 customer incentive, cooperative marketing and pricing programs that have not yet expired as of year end. In prior periods, the Company did not have sufficient historical data on customer breakage patterns in the EMEA region to allow for a reliable estimation of future customer breakage attributable to these allowances and accruals. However, by the fourth quarter of fiscal year 2017, sufficient historical data was available to establish a model to reliably estimate the expected future customer breakage. Primarily as a result of this change in estimate, the Company recognized an increase in net sales of $14.4 million during the fourth quarter of the fiscal year ended March 31, 2017, compared with the preliminary results furnished to the SEC in the Current Report on Form 8-K on April 26, 2017. Significant management judgment and estimates are used to determine the breakage of the programs in any accounting period.
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
Shipping and Handling Costs
The Company's shipping and handling costs are included in cost of goods sold in the consolidated statements of operations for all periods presented.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs including those characterized as revenue deductions during fiscal years 2017, 2016 and 2015 were $208.7 million, $181.7 million and $165.7 million, respectively, out of which $32.2 million, $23.6 million and $24.0 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents
The Company classifies all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Logitech International S.A. | Fiscal 2017 Form 10-K | 81

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
The Company sells to large distributors and retailers and, as a result, maintains individually significant receivable balances with such customers. In fiscal years 2017, 2016 and 2015, sales to one customer group represented 15%, 14% and 15%, respectively, of the Company's sales. In fiscal years 2017 and 2016, sales to another customer group represented 12% and 10%, respectively, of the Company's sales. No other sales to a single customer represented more than 10% of the Company's sales during fiscal years 2017, 2016 or 2015. As of March 31, 2017, two customers groups represented 18% and 12% of total accounts receivable, respectively. As of March 31, 2016, one customer group represented 15% of total accounts receivable. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.
The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial condition. The Company generally does not require collateral from its customers.
Allowances for Doubtful Accounts
Allowances for doubtful accounts are maintained for estimated losses resulting from the Company's customers' inability to make required payments. The allowances are based on the Company's regular assessment of the credit-worthiness and financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels.
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
As of March 31, 2017 and 2016, the Company also recorded a liability of $7.2 million and $8.5 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or market value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
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
Depreciation is provided using the straight-line method. Plant and buildings are depreciated over estimated useful lives from ten to twenty-five years, equipment over useful lives from three to five years, internal-use software development over useful lives from three to seven years and leasehold improvements over the lesser of the useful life of the improvement or the term of the lease.
When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in operating expenses.
Valuation of Long-Lived Assets

Logitech International S.A. | Fiscal 2017 Form 10-K | 82

The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.
Goodwill and Other Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer relationships and contracts. Other intangible assets with finite lives, which include acquired technology, trademarks and customer relationships and contracts, and other are carried at cost and amortized using the straight-line method over their useful lives ranging from one year to ten years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.
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
Income Taxes
The Company provides for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences resulting from differing treatment of items for tax and financial reporting purposes, and for operating losses and tax credit carryforwards. In estimating future tax consequences, expected future events are taken into consideration, with the exception of potential tax law or tax rate changes. The Company records a valuation allowance to reduce deferred tax assets to amounts management believes are more likely than not to be realized.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 83

The Company's investment securities portfolio consists of bank time deposits with an original maturity of three months or less and marketable securities (money market and mutual funds) related to a deferred compensation plan.
The Company's trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices. The marketable securities related to the deferred compensation plan are classified as non-current trading investments, as they are intended to fund the deferred compensation plan long-term liability. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities, the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities within the objective of generating profits on short-term differences in market prices. These securities are recorded at fair value based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net in the consolidated statements of operations.
The Company also holds non-marketable investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as other assets. The Company reviews the fair value of its non-marketable investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. The Company considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If the Company determines that the carrying value of an investment exceeds its fair value, and that difference is other than temporary, the Company writes down the value of the investment to its fair value. The carrying value of cost investments is not adjusted if there are no identified adverse events or changes in circumstances that may have a material effect on the fair value of the investments.
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
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, reduced by estimated dividends yield prior to vesting. With respect to awards with service conditions only, compensation expense is recognized ratably over the vesting period of the awards. For performance-based RSUs, the Company recognizes the estimated expense using a graded-vesting method over requisite service periods of one to three years when the performance condition is determined to be probable. The performance period and the service period of the market-based grants of the Company granted are both approximately three year and the estimated expense is recognized ratable over the service period.
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

Refer to recent accounting pronouncements below for changes to the accounting for share-based compensation expense effective April 1, 2017.

Logitech International S.A. | Fiscal 2017 Form 10-K | 84

Product Warranty Accrual
The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.
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
Treasury Shares
The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights and the vesting of restricted stock units, or may be cancelled with shareholder approval. Treasury shares that are reissued are accounted for using the first-in, first-out basis.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to reduce the short-term effects of currency fluctuations on certain foreign currency receivables or payables and to hedge against exposure to changes in currency exchange rates related to its subsidiaries' forecasted inventory purchases. These forward contracts generally mature within four months.
Gains and losses for changes in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Gains or losses from changes in the fair value of forward contracts that offset translation losses or gains on foreign currency receivables or payables are recognized immediately and included in other income (expense), net in the consolidated statements of operations.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 85

Segments
Accounting Standard Codification ("ASC") 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. As a result of the disposition of the Lifesize video conferencing business on December 28, 2015 described above, the composition of the Company's previously reported segments changed significantly, such that the remaining peripheral segment is the only segment reported in continuing operations.
Recent Accounting Pronouncements Adopted
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard during the fiscal year 2017 and the adoption did not impact its consolidated financial statements.

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
Recent Accounting Pronouncements To Be Adopted
In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-9") which supersedes the revenue recognition requirements under ASC 605, Revenue Recognition. ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on April 1, 2018. The standard allows for either a "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or a "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" (“ASU 2016-08”); ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" (“ASU 2016-10”); and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”) effective April 1, 2018. The Company’s completed evaluation will include the impacts of the new standards on certain common practices currently employed by the Company associated with its revenue transactions, such as cooperative marketing arrangements, customer incentive programs and pricing programs offered to its customers. The Company currently expects to utilize the modified retrospective transition method. Based on its preliminary findings to date, the Company does not expect processes related to identification of contracts and performance obligations as well as the variable considerations to be significantly impacted; however, the impact to consolidated financial statements will not be available until the Company completes its full assessment. It is possible that during the fiscal year 2018, the Company may identify certain areas which may result in material impact on the Company’s consolidated financial statements, or the Company may revise its adoption method. During the fiscal year 2018, the Company plans to finalize its evaluation of the impacts of the new standards, the related disclosure requirements, and method of adoption.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a

Logitech International S.A. | Fiscal 2017 Form 10-K | 86

normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2017.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements and will adopt this guidance effective April 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax withholding purposes. The Company has adopted the standard effective April 1, 2017. Under the new standard, the Company will account for forfeitures as they occur. The change in accounting for forfeiture will not have a material impact on its consolidated financial statements. Changes to the statements of cash flows related to the classification of excess tax benefits will be implemented on a retrospective basis. The Company further estimates the cumulative-effect adjustment to retained earnings upon adoption of the new guidance to account for gross excess tax benefits that were previously not recognized because the related tax deduction had not reduced current income taxes payable is between $75 million to $80 million, subject to an assessment of a valuation allowance to reduce the deferred tax assets to amounts that are more likely than not to be realized which the Company is in the process of evaluating.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use.  ASU 2016-16, however, does not apply to intra-entity transfer of inventory.  The guidance is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods.  Early adoption is permitted but only in the first interim period of a fiscal year.  The cumulative effect of change on equity upon adoption is to be quantified under the modified retrospective approach and recorded as of the beginning of the period of adoption.  The Company is evaluating the full effect that ASU 2016-16 will have on its consolidated financial statements and will adopt the standard effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and is evaluating the timing of adoption of this standard.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 330)" ("ASU 2017-04"), which removes Step 2 from the goodwill impairment test. The standard will be effective for the Company for annual or any interim goodwill impairments in fiscal year beginning December 15, 2019, with early

Logitech International S.A. | Fiscal 2017 Form 10-K | 87

adoption permitted. The Company does not expect the adoption of ASU 2017-04 will have an impact on its consolidated financial statements and has adopted this guidance effective April 1, 2017.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The standard is effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2017.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2017.

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

The fair value of the earn-out payments at the Acquisition Date was determined by providing risk-adjusted earnings projections using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore representing a Level 3 measurement. The fair value of this earn-out is discussed further in "Note 10 - Fair Value Measurements" to the consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 88

The following table summarizes the allocation of the total consideration transferred to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

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

Inventory is estimated at net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. Upon sales of the inventory, the difference between the fair value of the inventories and the amount recognized by the acquiree immediately before the acquisition date, which is $0.7 million, is recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations.

The Company included Jaybird's estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning April 20, 2016. The results of operations for Jaybird have been included in the Company's consolidated statements of operations from the Acquisition Date.

The following table sets forth the components of identifiable intangible assets acquired at their estimated fair values and their estimated useful lives as of the Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$18,450	4.0
Customer relationships	19,900	8.0
Trade name	9,380	6.0
Intangible assets with finite lives acquired	47,730	6.1
In-process research & development ("IPR&D")	2,550	Not Applicable
Total intangible assets acquired	$50,280

Except for IPR&D, intangible assets acquired as a result of the Jaybird Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $4.4 million during fiscal year 2017 is included in "amortization of intangible assets and purchase accounting effect on inventory" in the gross profit of the consolidated statements of operations. Amortization of the intangible assets of customer relationships and trade name of $3.8 million during fiscal year 2017 is included in

Logitech International S.A. | Fiscal 2017 Form 10-K | 89

"amortization of intangible assets and acquisition-related costs" in the operating expense of the consolidated statements of operations.

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

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or abandonment of the associated research and development efforts. If the research and development efforts are completed, the IPR&D intangible asset will be amortized over the estimated useful life to be determined as of the date the efforts are completed. IPR&D is tested for impairment annually or periodically if an indicator of impairment exists during the period until completion. The IPR&D acquired was reclassified as developed technology intangible assets during the third of fiscal year 2017 when the underlying projects were completed and developed technology is amortized over its estimated useful life of five years.

Saitek Acquisition

On September 15, 2016, the Company completed the acquisition of the Saitek product line for a total cash consideration of approximately $13.0 million (the "Saitek Acquisition"). Out of the total consideration, $6.7 million was attributed to intangible assets, $4.9 million was attributed to goodwill, and $1.4 million was attributed to net tangible assets acquired. The Saitek Acquisition is expected to enhance the breadth and depth of the Company's product offerings and expand the Company's engineering capabilities in simulation products. The amount of goodwill generated from the Saitek Acquisition is deductible for tax purposes.

The Company incurred acquisition-related costs for both the Jaybird Acquisition and the Saitek Acquisition of approximately $1.5 million, in aggregate, for fiscal year 2017. The acquisition-related costs are included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Pro forma results of operations for both the Jaybird Acquisition and the Saitek Acquisition have not been presented because they are not material to the consolidated statements of operations individually or in aggregate.

Note 4 - Discontinued Operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. On December 28, 2015 during the fourth quarter of fiscal year 2016, the Company, and Lifesize, Inc., a wholly owned subsidiary of the Company (“Lifesize”) which held the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with entities affiliated with three venture capital investment firms (the "Venture Investors"). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2.5 million shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2.5 million and retained 12 million non-voting shares of

Logitech International S.A. | Fiscal 2017 Form 10-K | 90

Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the shares outstanding immediately after the closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”). Lifesize also issued 17.5 million shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17.5 million. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the shares outstanding immediately after the Closing. In addition, Lifesize has reserved 8 million shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing, none of which are issued or outstanding at the Closing. The Company substantially completed its transition services for Lifesize during the third quarter of fiscal year 2017.

The Company has classified the historical results of its Lifesize video conferencing business as discontinued operations in its consolidated statements of operations since the disposition of the Lifesize video conferencing business represents a strategic shift that has a major effect on the Company's operations and financial results. Evaluating whether the disposal of the business represents a strategic shift requires the Company's judgment. Also, evaluating whether the strategic shift will have a "major effect" on the Company's operations and financial results requires assessing not only quantitative factors but also the magnitude of qualitative factors.

The retained Series A Preferred Stock gives the Company no voting rights or any other significant influence over the disposed Lifesize video conferencing business, and therefore is accounted for as a cost method investment which was initially recognized at fair value of $5.6 million at the date of disposition of Lifesize Video Conferencing business. The fair value was determined by using the option pricing methodology with reference to the price of Lifesize’s Series B Preferred Stock paid by Venture Investors. The fair value of the Company’s investment in Series A Preferred Stock is classified as Level 3 as the application of the option pricing methodology requires the use of significant unobservable inputs including asset volatility of 50%, expected term to exit of three years, and lack of marketability discount of 27%.

Discontinued operations include results of the Lifesize video conferencing business. Discontinued operations also include other costs incurred by Logitech to effect the divestiture of the Lifesize video conferencing business. These costs include transaction charges, advisory and consulting fees and restructuring cost related to the Lifesize video conferencing business.

The following table presents financial results of the video conferencing classified as discontinued operations (in thousands):

	Years Ended March 31,
	2016	2015
Net sales	$65,554	$109,039
Cost of goods sold	24,951	40,299
Gross profit	40,603	68,740
Operating expenses:
Marketing and selling	32,260	56,856
Research and development	16,526	22,706
General and administrative	5,254	5,439
Impairment of goodwill (1)	—	122,734
Restructuring charges (credits), net	7,900	(111)
Operating expenses	61,940	207,624
Operating loss from discontinued operations	(21,337)	(138,884)
Interest and other expense, net	205	426
Gain on disposal of discontinued operations	13,684	—
Loss from discontinued operations before income taxes	(7,858)	(139,310)
Provision for (benefit from) income taxes	1,187	(164)
Net loss from discontinued operations	$(9,045)	$(139,146)

Logitech International S.A. | Fiscal 2017 Form 10-K | 91

(1) The Company recognized $122.7 million impairment of goodwill in its discontinued operations as result of its impairment analysis as of March 31, 2015. Refer to the Company's Annual Report on Form 10-K for fiscal year 2015.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 92

Note 5—Net Income (Loss) per Share
The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2017	2016	2015
Net Income (loss):
Continuing operations	$205,876	$128,362	$148,429
Discontinued operations	—	(9,045)	(139,146)
Net income	$205,876	$119,317	$9,283

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	162,058	163,296	163,536
Effect of potentially dilutive equivalent shares	3,482	2,496	2,638
Weighted average shares outstanding - diluted	165,540	165,792	166,174

Net income (loss) per share - basic:
Continuing operations	$1.27	$0.79	$0.91
Discontinued operations	$—	$(0.06)	$(0.85)
Net income per share - basic	$1.27	$0.73	$0.06

Net income (loss) per share - diluted:
Continuing operations	$1.24	$0.77	$0.89
Discontinued operations	$—	$(0.05)	$(0.83)
Net income per share - diluted	$1.24	$0.72	$0.06
During fiscal years 2017, 2016 and 2015, 1.4 million, 5.2 million and 9.0 million share equivalents attributable to outstanding stock options, RSUs and ESPP were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.
Note 6—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2017, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

Logitech International S.A. | Fiscal 2017 Form 10-K | 93

The following table summarizes share-based compensation expense and related tax benefit recognized for fiscal years 2017, 2016 and 2015 (in thousands):

	Years Ended March 31,
	2017	2016	2015
Cost of goods sold	$2,663	$2,340	$2,474
Marketing and selling	14,723	9,273	8,570
Research and development	4,200	3,046	2,381
General and administrative	14,304	12,353	10,766
Restructuring	—	7	—
Total share-based compensation expense	35,890	27,019	24,191
Income tax benefit	(8,536)	(6,297)	(4,814)
Total share-based compensation expense, net of income tax	$27,354	$20,722	$19,377
As of March 31, 2017, 2016 and 2015, the Company capitalized $0.6 million, $0.5 million and $0.5 million, respectively, of stock-based compensation expenses as inventory.
The following table summarizes total unamortized share-based compensation expense and the remaining months over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2017
	Unamortized Expense	Remaining Months
ESPP	$1,191	4
Time-based RSUs	36,172	21
Market-based and performance-based RSUs	9,241	17
	$46,604
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29 million shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2017, a total of 6.5 million shares were available for issuance under these plans. The Company was not current with its periodic reports required to be filed with the SEC and was therefore unable to issue any shares under its Registration Statements on Form S-8 from July 31, 2014 to November 26, 2014. Given the proximity of the unavailability of those registration statements and the end of the then-current ESPP offering period, on July 31, 2014, the Compensation Committee authorized the termination of the then-current ESPP offering period and a one-time payment to each participant in an amount equal to the fifteen percent (15%) discount at which shares would otherwise have been repurchased pursuant to the then-current period of the ESPPs. This one-time payment aggregating to $1.1 million was accounted for as a repurchase of equity awards that reduced additional paid-in capital, resulting in no additional compensation cost. A new ESPP offering period of seven months was initiated on January 1, 2015, which ended on July 31, 2015. Subsequent to that, the offering periods have returned to standard six months.
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
Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary, or if earlier and only if the non-executive board

Logitech International S.A. | Fiscal 2017 Form 10-K | 94

member is not re-elected as a director at such annual general meeting, the date of the next annual general meeting following the grant date. Performance-based RSUs granted under the 2006 plan vest contingent upon the achievement of pre-determined financial metrics. The performance period for performance-based RSUs granted in each of fiscal years 2015, 2016 and 2017 is approximately three years and the performance condition can be achieved before the end of the performance period. Market-based options granted under the 2006 Plan vest upon meeting certain share price performance criteria. Market-based RSUs granted under the 2006 Plan vest at the end of the performance period upon meeting certain share price performance criteria measured against market conditions. The performance period is approximately three years for market-based RSU granted in fiscal years 2017, 2016 and 2015. An aggregate of 30.6 million shares was reserved for issuance under the 2006 Plan. As of March 31, 2017, a total of 11.2 million shares were available for issuance under this plan.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individual written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. Premium-priced stock options granted under the 2012 Plan vest in full if and only when Logitech's average closing share price, over a consecutive ninety-day trading period, meets or exceeds the exercise price of each of the three tranches of the grant. An aggregate of 1.8 million shares was reserved for issuance under the 2012 Plan. As of March 31, 2017, no shares were available for issuance under this plan.
The estimates of share-based compensation expense require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns, future forfeitures, probability of achievement of the set performance condition, dividend yield, related tax effects and the selection of an appropriate fair value model.
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method are determined with the following assumptions and values:

Employee Stock Purchase Plans	Years Ended March 31,
	2017	2016	2015
Dividend yield	2.50%	3.47%	1.97%
Risk-free interest rate	0.51%	0.29%	0.14%
Expected volatility	35%	26%	30%
Expected life (years)	0.5	0.5	0.6
Weighted average fair value	$5.73	$3.29	$3.18

Market-based RSUs	Years Ended March 31,
	2017	2016	2015
Dividend yield	3.29%	3.78%	1.86%
Risk-free interest rate	0.86%	0.84%	0.83%
Expected volatility	34%	38%	46%
Expected life (years)	3.0	3.0	3.0
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
The Company estimates awards forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option and RSU forfeitures and records share-based compensation expense only for those awards that are

Logitech International S.A. | Fiscal 2017 Form 10-K | 95

expected to vest. Effective April 1, 2017, the Company will adopt ASU 2016-09 and will account for forfeitures as they occur. The impact from change in the accounting for forfeitures will not have a material impact on the Company's consolidated financial statements.
For performance-based RSU’s, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
A summary of the Company's stock option activities under all stock plans for fiscal years 2017, 2016 and 2015 is as follows (including discontinued operations for fiscal year 2015 and 2016):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2014	9,816
Granted	—
Exercised	(390)			$1,505
Cancelled or expired	(1,550)
Outstanding, March 31, 2015	7,876
Granted	—
Exercised	(746)			$4,026
Cancelled or expired	(1,796)
Outstanding, March 31, 2016	5,334	$18
Granted	—	$—
Exercised	(1,784)	$16		$14,627
Cancelled or expired	(500)	$23
Outstanding, March 31, 2017	3,050	$18	3.6	$41,853
Vested and expected to vest, March 31, 2017	3,050	$18	3.6	$41,853
Vested and exercisable, March 31, 2017	3,050	$18	3.6	$41,853
As of March 31, 2017, the exercise price of outstanding options ranged from $4 to $38 per option.
The tax benefit realized for the tax deduction from options exercised during the fiscal years 2017, 2016 and 2015 was $4.2 million, $1.2 million and $0.5 million, respectively.

Logitech International S.A. | Fiscal 2017 Form 10-K | 96

A summary of the Company's time-based, market-based, and performance-based RSU activities for fiscal years 2017, 2016 and 2015 is as follows (including discontinued operations for all the periods presented):

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2014	6,088	$10
Granted—time-based	1,332	$13
Granted—market-based	523	$13
Granted - performance-based	55	$12
Vested	(1,949)	$10		$27,844
Cancelled or expired	(1,110)	$11
Outstanding, March 31, 2015	4,939	$11
Granted—time-based	2,247	$13
Granted—market-based	356	$14
Granted - performance-based	356	$13
Vested	(1,557)	$10		$22,823
Cancelled or expired	(820)	$12
Outstanding, March 31, 2016	5,521	$11
Granted—time-based	2,390	$16
Granted—market-based	160	$15
Granted - performance-based	604	$15
Vested	(2,126)	$11		$48,644
Cancelled or expired	(368)	$14
Outstanding, March 31, 2017	6,181	$14	1.2	$196,983
Expected to vest, March 31, 2017	4,859	$14	1.2	$154,846
The RSU outstanding as of March 31, 2017 above includes 1.7 million shares of market-based and performance-based shares. The number of shares expected to vest for these awards is calculated assuming March 31, 2017 were the end of the performance contingency period. The number of shares of common stock for market-based awards to be received at vesting will range from zero percent to 150 percent of the target number of stock units based on the Company's total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three-year period. The performance-based shares granted were to be earned based on achievement of a Non-GAAP operating margin metric. The Company presents shares granted at 100 percent of target of the number of stock units that may potentially vest.
The tax benefit realized for the tax deduction from RSUs that vested during the fiscal years 2017, 2016 and 2015 was $13.1 million, $5.1 million and $6.9 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2017, 2016 and 2015, were $5.8 million, $6.8 million and $5.5 million, respectively.
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 97

recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are remeasured as of March 31 each year.
Except for the balance as of March 31, 2016, all the amounts in this "Defined Benefit Plans" section include activities from both continuing and discontinued operations for fiscal year 2015 and 2016, and the amounts from discontinued operations are not material for those periods.
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2017, 2016 and 2015 was as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Service costs	$10,385	$10,117	$7,646
Interest costs	800	1,147	1,970
Expected return on plan assets	(1,724)	(1,657)	(2,084)
Amortization:
Net transition obligation	4	4	4
Net prior service costs (credit) recognized	(117)	(124)	(45)
Net actuarial loss recognized	1,032	1,854	301
Settlement and curtailment	—	—	(13)
	$10,380	$11,341	$7,779
The changes in projected benefit obligations for fiscal years 2017 and 2016 were as follows (in thousands):

	Years Ended March 31,
	2017	2016
Projected benefit obligations, beginning of the year	$120,473	$113,323
Service costs	10,385	10,117
Interest costs	800	1,147
Plan participant contributions	3,020	2,990
Actuarial (gains) losses	(11,081)	(2,496)
Benefits paid	(5,214)	(5,277)
Plan amendment related to statutory change	65	—
Administrative expense paid	(132)	—
Currency exchange rate changes	(3,676)	669
Projected benefit obligations, end of the year	$114,640	$120,473
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2017 and 2016 was $94.3 million and $99.5 million, respectively.

Logitech International S.A. | Fiscal 2017 Form 10-K | 98

The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2017 and 2016 (in thousands):

	Years Ended March 31,
	2017	2016
Fair value of plan assets, beginning of the year	$65,279	$60,910
Actual return on plan assets	4,733	(1,160)
Employer contributions	5,865	7,171
Plan participant contributions	3,020	2,990
Benefits paid	(5,214)	(5,277)
Administrative expenses paid	(132)	—
Currency exchange rate changes	(2,175)	645
Fair value of plan assets, end of the year	$71,376	$65,279
The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges: 29.5-36.5% for equities, 29.0-39.0% for bonds, and 5-15.0% for cash and cash equivalents. The Company also can invest in real estate funds, commodity funds, and hedge funds depend upon economic conditions.
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$11,864	$46	$11,910	$9,268	$47	$9,315
Equity securities	20,985	—	20,985	18,640	—	18,640
Debt securities	22,373	—	22,373	21,781	—	21,781
Swiss real estate funds	9,699	—	9,699	9,622	—	9,622
Hedge funds	—	3,507	3,507	—	3,492	3,492
Insurance contracts	—	61	61	—	94	94
Other	2,654	187	2,841	2,195	140	2,335
	$67,575	$3,801	$71,376	$61,506	$3,773	$65,279
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2017	2016
Fair value of plan assets	$71,376	$65,279
Less: projected benefit obligations	114,640	120,473
Under funded status	$(43,264)	$(55,194)

Logitech International S.A. | Fiscal 2017 Form 10-K | 99

Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2017	2016
Current liabilities	$(1,266)	$(1,285)
Non-current liabilities	(41,998)	(53,909)
Net liabilities	$(43,264)	$(55,194)
Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2017	2016	2015
Net prior service credits	$1,274	$1,613	$1,672
Net actuarial loss	(11,407)	(27,612)	(28,751)
Net transition obligation	—	(4)	(8)
Accumulated other comprehensive loss	(10,133)	(26,003)	(27,087)
Deferred tax benefit	(347)	(168)	123
Accumulated other comprehensive loss, net of tax	$(10,480)	$(26,171)	$(26,964)
The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2017, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2018 (in thousands):

Year Ending March 31, 2018
Amortization of net prior service credits	$(107)
Amortization of net actuarial loss	306
$199
The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the defined benefit plans for fiscal years 2017 and 2016 were as follows:

Years Ended March 31,
	2017	2016
Benefit Obligations:
Discount rate	0.75%-7.00%	0.5%-8.00%
Estimated rate of compensation increase	2.5%-10.00%	2.50%-10.00%
Periodic Costs:
Discount rate	0.5%-8.00%	0.75%-7.75%
Estimated rate of compensation increase	2.5%-10.00%	0.0%-8.00%
Expected average rate of return on plan assets	1.0%-2.75%	1.00%-2.75%
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

Logitech International S.A. | Fiscal 2017 Form 10-K | 100

The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2018	$5,006
2019	5,408
2020	5,720
2021	5,291
2022	5,595
2023-2027	30,614
$57,634
The Company expects to contribute $5.5 million to its defined benefit pension plans during fiscal year 2018.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $15.0 million and $14.8 million as of March 31, 2017 and 2016, respectively, based on quoted market prices. The Company also had $15.0 million and $14.8 million deferred compensation liability as of March 31, 2017 and 2016, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.
Note 7—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2017	2016	2015
Investment income (loss) related to a deferred compensation plan	$1,343	$(364)	$1,055
Impairment of investment	—	—	(2,298)
Currency exchange gain (loss), net	169	2,110	(1,175)
Other	165	(122)	120
Other income (expense), net	$1,677	$1,624	$(2,298)
Note 8—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for the fiscal years 2017, 2016 and 2015 is summarized as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Swiss	$161,544	$80,572	$119,460
Non-Swiss	53,445	50,900	33,623
Income before taxes	$214,989	$131,472	$153,083

Logitech International S.A. | Fiscal 2017 Form 10-K | 101

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Current:
Swiss	$1,934	$1,668	$1,152
Non-Swiss	9,774	(2,582)	579
Deferred:
Non-Swiss	(2,595)	4,024	2,923
Provision for income taxes	$9,113	$3,110	$4,654
The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2017	2016	2015
Expected tax provision at statutory income tax rates	$18,274	$11,175	$13,012
Income taxes at different rates	(5,247)	(2,713)	(4,299)
Research and development tax credits	(2,309)	(1,619)	(1,120)
Executive compensation	654	864	1,557
Stock-based compensation	1,794	1,446	2,261
Valuation allowance	1,024	947	764
Restructuring charges / (credits)	2	1,514	(415)
Tax reserves (releases), net	(5,570)	(8,761)	(6,912)
Audit settlement	—	—	(837)
Other, net	491	257	643
Provision for income taxes	$9,113	$3,110	$4,654
Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$4,306	$7,136
Tax credit carryforwards	5,825	2,981
Accruals	41,570	36,365
Depreciation and amortization	2,860	4,059
Share-based compensation	11,846	12,890
Gross deferred tax assets	66,407	63,431
Valuation allowance	(6,626)	(5,338)
Gross deferred tax assets after valuation allowance	59,781	58,093
Deferred tax liabilities:
Acquired intangible assets and other	(4,267)	(3,550)
Gross deferred tax liabilities	(4,267)	(3,550)
Deferred tax assets, net	$55,514	$54,543
Management regularly assesses the ability to realize deferred tax assets recorded in the Company's entities based upon the weight of available evidence, including such factors as recent earnings history and expected future

Logitech International S.A. | Fiscal 2017 Form 10-K | 102

taxable income. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
The Company had a valuation allowance of $6.6 million at March 31, 2017, increased from $5.3 million at March 31, 2016 primarily due to $1.0 million increase in valuation allowance for deferred tax assets in the state of California of the United States. The Company had a valuation allowance of $5.9 million as of March 31, 2017 against deferred tax assets in the state of California of the United States. The remaining valuation allowance primarily represents $0.7 million for various tax credit carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
Deferred tax assets relating to tax benefits of employee stock grants have been reduced to reflect settlement activity in fiscal years 2017 and 2016. Settlement activity of grants in fiscal years 2017 and 2016 resulted in a "shortfall" in which tax deductions were less than previously recorded share-based compensation expense. The Company recorded a shortfall to equity of $2.1 million and $2.3 million, respectively, in fiscal years 2017 and 2016.
As of March 31, 2017, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $208.3 million and $47.2 million, respectively, of which $181.5 million of the net operating loss carryforwards and $27.2 million of the tax credit carryforwards, if realized, will be credited to equity since they have not met the applicable realization criteria. Unused net operating loss carryforwards will expire at various dates in fiscal years 2018 to 2036. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2019.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2017, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $148.2 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $3.9 million.
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
As of March 31, 2017 and March 31, 2016, the total amount of unrecognized tax benefits due to uncertain tax positions was $63.7 million and $69.9 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2017, the Company had $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions. As of March 31, 2016, the Company had $59.7 million in non-current income taxes payable and $0.1 million in current income taxes payable. The Company anticipates a settlement with the tax authorities in a foreign jurisdiction in the next twelve months and reclassed $1.4 million from non-current income taxes payable to current income taxes payable as of March 31, 2017.

Logitech International S.A. | Fiscal 2017 Form 10-K | 103

The aggregate changes in gross unrecognized tax benefits in fiscal years 2017, 2016 and 2015 were as follows (in thousands):

March 31, 2014	$91,046
Lapse of statute of limitations	(14,071)
Settlements with tax authorities	(2,160)
Decreases in balances related to tax positions taken during prior years	(3,544)
Increases in balances related to tax positions taken during the year	7,752
March 31, 2015	$79,023
Lapse of statute of limitations	(15,518)
Settlements with tax authorities	—
Decreases in balances related to tax positions taken during prior years	(1,502)
Increases in balances related to tax positions taken during the year	7,876
March 31, 2016	$69,879
Lapse of statute of limitations	(14,161)
Settlements with tax authorities	—
Decreases in balances related to tax positions taken during prior years	(1,610)
Increases in balances related to tax positions taken during the year	9,559
March 31, 2017	$63,667
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $0.7 million, $0.3 million and $0.8 million in interest and penalties in income tax expense during fiscal years 2017, 2016 and 2015, respectively. As of March 31, 2017, 2016 and 2015, the Company had $3.0 million, $3.6 million and $4.9 million of accrued interest and penalties related to uncertain tax positions, respectively.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2014. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2013. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $8.2 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Logitech International S.A. | Fiscal 2017 Form 10-K | 104

Note 9—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Accounts receivable:
Accounts receivable	$395,754	$332,553
Allowance for doubtful accounts	(607)	(667)
Allowance for sales returns	(18,800)	(18,526)
Allowance for cooperative marketing arrangements	(28,022)	(28,157)
Allowance for customer incentive programs	(60,857)	(60,872)
Allowance for pricing programs	(102,289)	(81,553)
	$185,179	$142,778
Inventories:
Raw materials	$30,582	$48,489
Finished goods	222,819	180,297
	$253,401	$228,786
Other current assets:
Value-added tax receivables	$23,132	$22,572
Prepaid expenses and other assets	18,600	12,916
	$41,732	$35,488
Property, plant and equipment, net:
Plant, buildings and improvements	$58,881	$62,150
Equipment	176,291	166,371
Computer equipment	27,812	36,018
Software	72,441	97,201
	335,425	361,740
Less accumulated depreciation and amortization	(263,352)	(278,352)
	72,073	83,388
Construction-in-process	10,537	6,771
Land	2,798	2,701
	$85,408	$92,860
Other assets:
Deferred tax assets	$57,303	$56,208
Trading investments for deferred compensation plan	15,043	14,836
Investment in privately held companies	10,776	9,247
Other assets	4,997	6,525
	$88,119	$86,816

Logitech International S.A. | Fiscal 2017 Form 10-K | 105

The following table presents the components of certain balance sheet liability amounts as of March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Accrued and other current liabilities:
Accrued personnel expenses	$88,346	$46,025
Indirect customer incentive programs	36,409	28,721
Warranty accrual	13,424	11,880
Employee benefit plan obligation	1,266	1,285
Income taxes payable	6,232	1,553
Contingent consideration for business acquisition - current portion	2,889	—
Other current liabilities	83,707	84,300
	$232,273	$173,764
Other non-current liabilities:
Warranty accrual	$8,487	$8,500
Obligation for deferred compensation plan	15,043	14,836
Employee benefit plan obligation	41,998	53,909
Deferred tax liability	1,789	1,665
Contingent consideration for business acquisition - non-current portion	7,019	—
Other non-current liabilities	9,355	10,625
	$83,691	$89,535

Logitech International S.A. | Fiscal 2017 Form 10-K | 106

Note 10—Fair Value Measurements
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

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2017			March 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$448,742	$—	$—	$10,000	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$2,813	$—	$—	$3,467	$—	$—
Mutual funds	12,230	—	—	11,369	—	—
Total of trading investments for deferred compensation plan	$15,043	$—	$—	$14,836	$—	$—

Currency exchange derivative assets included in other current assets	$—	$48	$—	$—	$10	$—

Liabilities:
Acquisition-related contingent consideration included in accrued and other current liabilities and other non-current liabilities	$—	$—	$9,908	$—	$—	$—
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$443	$—	$—	$1,132	$—
The following table summarizes the change in the fair value of the Company’s contingent consideration balance during fiscal years 2017(in thousands):

Year Ended March 31,
2017
Acquisition-related contingent consideration, beginning of the year	$—
Fair value of contingent consideration upon acquisition	18,000
Change in fair value of contingent consideration	(8,092)
Acquisition-related contingent consideration, end of the year	$9,908

Logitech International S.A. | Fiscal 2017 Form 10-K | 107

Investment Securities
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $15.0 million and $14.8 million as of March 31, 2017 and 2016, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for the fiscal years 2017, 2016 and 2015 were not significant and are included in other income (expense), net in the consolidated statements of operations.
Acquisition-related contingent consideration
The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions") represents the future potential earn-out payments of up to $45.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period. If the net revenue targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Acquisition Date was $18.0 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the consolidated statements of operations. Projected net sales are based on our internal projections, including analysis of the target markets. The fair value of the contingent consideration was decreased to $9.9 million as of March 31, 2017. The decrease in fair value of contingent consideration results primarily from Jaybird's lower-than-expected net sales and revised projected net sales in the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market.
Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including the change in the forecast of net sales for the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of long-lived assets during fiscal years 2017, 2016 or 2015.

A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Non-marketable cost method investments. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There was no impairment during the years ended March 31, 2017 or 2016.

The primary investment included in non-marketable investments is the Company’s investment in Series A Preferred Stock of Lifesize recorded at the estimated fair value of $5.6 million on the date of Lifesize divestiture. Refer to Note 4 "Discontinued Operations" to consolidated financial statements for the valuation approach and significant inputs and assumptions.

The aggregate recorded amount of cost method investments included in other assets at March 31, 2017 and March 31, 2016 was $7.4 million and $7.4 million, respectively.

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

Logitech International S.A. | Fiscal 2017 Form 10-K | 108

occur. See Note 2 herein, for additional information about how the Company tests various asset classes for impairment.
Note 11—Derivative Financial Instruments
 The following table presents the fair values of the Company's derivative instruments as of March 31, 2017 and 2016 (in thousands):

	Derivatives
	Asset		Liability
	March 31,		March 31,
	2017	2016	2017	2016
Designated as hedging instruments:
Cash flow hedges	$48	$10	$402	$1,038
Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2017 and 2016.
The following table presents the amounts of gains and losses on the Company's derivative instruments for fiscal years 2017, 2016 and 2015 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (loss) (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2015	2017	2016	2015
Designated as hedging instruments:
Cash flow hedges	$2,928	$(2,432)	$8,971	$(1,670)	$(3,296)	$(4,505)
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure  of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. As of March 31, 2017, and 2016, the notional amounts of foreign exchange forward contracts outstanding related to forecasted inventory purchases were $59.4 million and $39.8 million, respectively. The Company estimates that $0.5 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2017 will be reclassified into earnings within the next 12 months.
Other Derivatives: The Company also enters into foreign exchange forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These forward and swap contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2017 and 2016 were $56.7 million and $63.7 million, respectively. Open forward and swap contracts as of March 31, 2017 and 2016 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen, Canadian Dollars and British Pounds to be settled at future dates at pre-determined exchange rates.
The fair value of all foreign exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Logitech International S.A. | Fiscal 2017 Form 10-K | 109

Note 12—Goodwill and Other Intangible Assets
The Company performed its annual impairment analysis of the goodwill as of December 31, 2016 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, the only reporting unit of the Company, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization to $4.0 billion as of December 31, 2016 from $2.5 billion as of December 31, 2015, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2016. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2017 and 2016 (in thousands):

	Years Ended March 31,
	2017	2016
Beginning of the period	$218,224	$218,213
Acquisitions	31,553	—
Currency exchange rate impact and other	(36)	11
End of the period	$249,741	$218,224
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and tradenames	$16,500	$(6,933)	$9,567	$5,300	$(5,300)	$—
Technology	63,285	(42,831)	20,454	36,810	(36,810)	—
Customer contracts/relationships	25,180	(7,637)	17,543	5,900	(5,900)	—
	$104,965	$(57,401)	$47,564	$48,010	$(48,010)	$—
For fiscal years 2017, 2016 and 2015, amortization expense for other intangible assets was, $9.4 million, $0.4 million and $0.8 million, respectively. The Company expects that annual amortization expense for fiscal years 2018, 2019, 2020, 2021 and 2022 will be $10.4 million, $10.4 million, $10.4 million, $6.0 million and $5.1 million, respectively, and $5.3 million thereafter.
Note 13—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $43.5 million as of March 31, 2017. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2017, the Company had outstanding bank guarantees of $20.7 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2017 or March 31, 2016.
Note 14—Commitments and Contingencies
Operating Leases
The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2017 are as follows (in thousands):

Logitech International S.A. | Fiscal 2017 Form 10-K | 110

Years Ending March 31,
2018	$10,294
2019	8,759
2020	7,036
2021	4,907
2022	4,084
Thereafter	4,283
$39,363
Rent expense for fiscal years 2017, 2016 and 2015 was $9.9 million, $10.0 million and $9.6 million, respectively.
In connection with its leased facilities, the Company recognized a liability for asset retirement obligations for 2017 and 2016 representing the present value of estimated remediation costs to be incurred at lease expiration. The liabilities for asset retirement obligations were not material as of March 31, 2017 and 2016.
Product Warranties
All of the Company's Peripherals products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. For products launched prior to April 1, 2014, the standard warranty period was up to five years. Starting from April 1, 2014, the standard warranty for all new products launched was changed to two years from the date of purchase for European Countries and generally one year from date of purchase for all other countries.
Changes in the Company's warranty liability for fiscal years 2017 and 2016 were as follows (in thousands):

	Years Ended March 31,
	2017	2016
Beginning of the period	$20,380	$21,710
Assumed from business acquisition	1,963	—
Provision	15,341	9,772
Settlements	(15,270)	(11,339)
Currency translation	(503)	237
End of the period	$21,911	$20,380
Investment Commitments
During 2015, the Company entered into a limited partnership agreement for a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed to a capital contribution of $4.0 million over the life of the fund. The Company has invested $1.9 million as of March 31, 2017, which is classified as other assets on the consolidated balance sheet. As of March 31, 2017, $2.1 million capital contribution has not yet been called upon by the fund.
Guarantees
Logitech Europe S.A. guaranteed payments of two third-party contract manufacturers' purchase obligations. As of March 31, 2017, the maximum amount of these guarantee were $3.8 million, of which $1.4 million of guaranteed purchase obligations was outstanding.
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2017, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 111

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
Legal Proceedings
From time to time the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company is currently subject to several such claims and a small number of legal proceedings. The Company believes that these matters lack merit and intends to vigorously defend against them. Based on currently available information, the Company does not believe that resolution of pending matters will have a material adverse effect on its financial position, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that the Company's defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on the Company's business, financial position, cash flows or results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect the Company's business.
Note 15—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43,276,655, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 10,726,943 of which were held in treasury shares as of March 31, 2017.
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
Dividends
Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss Francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 740.7 million or $740.3 million based on the exchange rate at March 31, 2017) and is subject to shareholder approval.
In May 2017, the Board of Directors recommended that the Company pay approximately CHF 100.0 million (approximately $100.0 million based on the exchange rate on March 31, 2017) in cash dividends for fiscal year 2017. In September 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling approximately $93.1 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2015, the Company declared and paid cash dividends of CHF 0.51 (USD equivalent of $0.53) per common share, totaling approximately $85.9 million in U.S. Dollars, on the Company’s outstanding common stock. In December 2014, Logitech's shareholders approved a cash dividend payment of CHF 43.1 million out of retained earnings to Logitech shareholders. Eligible shareholders were paid CHF 0.26 per share ($0.27 per share in U.S. Dollars), totaling $43.8 million in U.S. Dollars in December 2014.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share

Logitech International S.A. | Fiscal 2017 Form 10-K | 112

capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.6 million at March 31, 2017 (based on the exchange rate at March 31, 2017).
Share Repurchases
In March 2014, the Company's Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. This share buyback program expired in April 2017.
In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares following the expiration date of 2014 buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Buyback Program	Shares	Amounts	Shares	Amounts
March 2014	17,311	$250,000	9,093	$155,358
March 2017	NA	250,000	—	—
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plans(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2016	$(84,038)	$(26,171)	$(1,776)	$(111,985)
Other comprehensive income (loss)	(5,670)	15,691	1,258	11,279
March 31, 2017	$(89,708)	$(10,480)	$(518)	$(100,706)
_______________________________________

(1) Tax effect was not significant as of March 31, 2017 or 2016.
Note 16—Segment Information
As discussed in "Note 2 — Summary of Significant Accounting Policies", the Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, investigation and related expenses, or change in fair value of acquisition-related contingent consideration.

Logitech International S.A. | Fiscal 2017 Form 10-K | 113

Net sales by product categories and sales channels, excluding intercompany transactions, were as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Mobile Speakers	$301,021	$229,718	$178,038
Audio-PC & Wearables	246,390	196,013	213,496
Gaming	314,362	245,101	211,911
Video Collaboration	127,009	89,322	62,215
Home Control	65,510	59,075	68,060
Pointing Devices	501,562	492,543	487,210
Keyboards & Combos	480,312	430,190	426,117
Tablet & Other Accessories	76,879	103,886	140,994
PC Webcams	107,087	98,641	96,680
Other (1)	1,295	2,570	2,725
Total net retail sales	2,221,427	1,947,059	1,887,446
OEM	—	71,041	117,462
Total net sales	$2,221,427	$2,018,100	$2,004,908
______________________________________

(1)	Other category includes products that the Company currently intends to transition out of, or have already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region for fiscal years 2017, 2016 and 2015 (based on the customers' location) were as follows (in thousands):

	Years Ended March 31,
	2017	2016	2015
Americas	$963,674	$881,379	$864,761
EMEA	746,898	645,694	670,890
Asia Pacific	510,855	491,027	469,257
	$2,221,427	$2,018,100	$2,004,908
The United States represented 37%, 38% and 36% of net sales for the fiscal years 2017, 2016 and 2015, respectively. Germany represented 17% of net sales for the fiscal year 2017. No other single country represented more than 10% of net sales during these periods. Revenues from net sales to customers in Switzerland, the Company's home domicile, represented 2% of net sales for each of fiscal years 2017, 2016 and 2015.
Geographic long-lived assets information, primarily fixed assets, are reported below based on the location of the asset (in thousands):

	March 31,
	2017	2016

Americas	$37,242	$40,221
EMEA	4,006	3,194
Asia Pacific	44,160	49,445
	$85,408	$92,860
Long-lived assets in the United States and China were $37.1 million and $37.2 million, respectively, as of March 31, 2017, and $40.0 million and $44.5 million, respectively, as of March 31, 2016. No other countries represented more than 10% of the Company's total consolidated long-lived assets at March 31, 2017 or 2016.

Logitech International S.A. | Fiscal 2017 Form 10-K | 114

Long-lived assets in Switzerland, the Company's home domicile, were $2.1 million and $1.7 million at March 31, 2017 and 2016, respectively.
Note 17—Restructuring
During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Consolidated Statements of Operations. On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, the Company has incurred $25.5 million under this restructuring plan, including $24.4 million for cash severance and other personnel costs. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2016.

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
The following table summarizes restructuring related activities during fiscal year 2017 and 2016 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	—	954	$—	$954
Charges, net	17,280	337	185	17,802
Cash payments	(11,373)	(1,166)	(185)	(12,724)
Accrual balance at March 31, 2016	5,907	125	—	6,032
Charges, net	23	—	—	23
Cash payments	(5,195)	(125)	—	(5,320)
Accrual balance at March 31, 2017	$735	$—	$—	$735
*This balance is included in accrued and other current liabilities on the Company’s consolidated balance sheets.

Logitech International S.A. | Fiscal 2017 Form 10-K | 115

LOGITECH INTERNATIONAL S.A.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA
(unaudited)
The following table contains selected unaudited quarterly financial data for fiscal years 2017 and 2016 (in thousands, except per share amounts):

	Year ended March 31, 2017 (1) (2)				Year ended March 31, 2016 (1) (3)
	Q1	Q2	Q3	Q4 (4)	Q1	Q2	Q3	Q4
Net sales	$479,864	$564,304	$666,707	$510,552	$447,686	$518,494	$621,079	$430,841
Cost of goods sold	309,625	356,268	418,015	311,303	289,753	345,977	412,582	288,741
Amortization of intangible assets and purchase accounting effect on inventory	1,613	1,163	1,929	1,470	—	—	—	—
Gross profit	168,626	206,873	246,763	197,779	157,933	172,517	208,497	142,100
Operating expenses:
Marketing and selling	83,872	93,792	102,036	99,941	75,796	78,833	87,295	77,091
Research and development	31,951	32,632	32,284	33,658	28,002	28,725	29,161	27,287
General and administrative	25,740	25,216	24,631	24,683	28,812	25,074	24,080	23,046
Amortization of intangible assets and acquisition-related costs	1,293	1,748	1,494	1,279	168	168	112	537
Change in fair value of contingent consideration for business acquisition	—	—	(9,925)	1,833	—	—	—	—
Restructuring charges (credits), net	(85)	74	(33)	67	11,538	3,146	(666)	3,784
Total operating expenses	142,771	153,462	150,487	161,461	144,316	135,946	139,982	131,745
Operating income	25,855	53,411	96,276	36,318	13,617	36,571	68,515	10,355
Interest income (expense), net	151	(90)	202	1,189	255	189	105	241
Other income (expense), net	(1,008)	(683)	2,634	734	(1,019)	(737)	862	2,518
Income before income taxes	24,998	52,638	99,112	38,241	12,853	36,023	69,482	13,114
Provision for (benefit from) income taxes	3,057	5,593	1,647	(1,184)	(7)	5,571	1,442	(3,896)
Net Income from continuing operations	21,941	47,045	97,465	39,425	12,860	30,452	68,040	17,010
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(5,423)	(12,355)	(2,954)	11,687
Net income	$21,941	$47,045	$97,465	$39,425	$7,437	$18,097	$65,086	$28,697

Net income (loss) per share - Basic:
Continuing operations	$0.14	$0.29	$0.60	$0.24	$0.08	$0.19	$0.42	$0.10
Discontinued operations	$—	$—	$—	$—	$(0.03)	$(0.08)	$(0.02)	$0.08
Net income per share - basic	$0.14	$0.29	$0.60	$0.24	$0.05	$0.11	$0.40	$0.18

Net income (loss) per share - Diluted:
Continuing operations	$0.13	$0.28	$0.59	$0.24	$0.08	$0.18	$0.41	$0.10
Discontinued operations	$—	$—	$—	$—	$(0.04)	$(0.07)	$(0.02)	$0.07
Net income per share - diluted	$0.13	$0.28	$0.59	$0.24	$0.04	$0.11	$0.39	$0.17

Shares used to compute net income (loss) per share:
Basic	162,130	162,222	161,977	162,023	164,431	163,515	162,669	162,671
Diluted	164,303	165,549	165,901	166,526	166,895	165,841	165,168	165,365
______________________________

(1) The restructuring charges and credits during fiscal years 2017 and 2016 were related to restructuring plan the Company implemented in fiscal year 2016.

Logitech International S.A. | Fiscal 2017 Form 10-K | 116

(2) Financial results of all the periods in fiscal year 2017 included impact from businesses acquired during the year. Refer to Note 3 to the consolidated financial statements.

(3) On December 28, 2015, the Company divested its Lifesize video conferencing business and, as a result, the Company reflected the Lifesize video conferencing business as discontinued operations in the consolidated statements of operations and, as such, the results of that business have been excluded from all line items other than “income (loss) from discontinued operations, net of income taxes” for all the quarters of fiscal year 2016.

(4) The Company recorded an increase of net sales of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA during the fourth quarter of fiscal year 2017, compared with the preliminary results furnished to the SEC in the Current Report on Form 8-K on April 26, 2017.

Logitech International S.A. | Fiscal 2017 Form 10-K | 117

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2017, 2016 and 2015 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2017	$667	$47	$(107)	$607
2016	$707	$71	$(111)	$667
2015	$1,297	$(334)	$(256)	$707
Allowance for sales returns:
2017	$18,526	$78,242	$(77,968)	$18,800
2016	$17,236	$66,935	$(65,645)	$18,526
2015	$18,503	$66,785	$(68,052)	$17,236
Allowances for cooperative marketing arrangements:
2017	$28,157	$144,656	$(144,791)	$28,022
2016	$24,919	$131,410	$(128,172)	$28,157
2015	$23,255	$113,610	$(111,946)	$24,919
Allowances for customer incentive programs:
2017	$60,872	$196,363	$(196,378)	$60,857
2016	$47,364	$164,307	$(150,799)	$60,872
2015	$40,205	$142,413	$(135,254)	$47,364
Allowances for pricing programs:
2017	$81,553	$322,118	$(301,382)	$102,289
2016	$70,951	$260,698	$(250,096)	$81,553
2015	$68,798	$246,780	$(244,627)	$70,951
Tax valuation allowances:
2017	$5,338	$1,299	$(11)	$6,626
2016	$5,590	$1,255	$(1,507)	$5,338
2015	$4,872	$995	$(277)	$5,590

(1) The amounts for fiscal year 2017 include an immaterial impact from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2017 Form 10-K | 118