Form 10-Q
period 2017-06-30
LOGITECH INTERNATIONAL SA
filed 2017-07-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 14, 2017, there were 163,909,945 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2018 ended on June 30, 2017. The same quarter in the prior fiscal year ended on July 1, 2016. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Net sales	$529,946	$479,864
Cost of goods sold	334,774	309,625
Amortization of intangible assets and purchase accounting effect on inventory	1,504	1,613
Gross profit	193,668	168,626
Operating expenses:
Marketing and selling	102,378	83,872
Research and development	35,099	31,951
General and administrative	25,354	25,655
Amortization of intangible assets and acquisition-related costs	1,390	1,293
Change in fair value of contingent consideration for business acquisition	(1,978)	—
Total operating expenses	162,243	142,771
Operating income	31,425	25,855
Interest income, net	1,175	151
Other expense, net	(1,029)	(1,008)
Income before income taxes	31,571	24,998
Provision for (benefit from) income taxes	(5,436)	3,057
Net income	$37,007	$21,941

Net income per share:
Basic	$0.23	$0.14
Diluted	$0.22	$0.13

Weighted average shares used to compute net income per share:
Basic	163,407	162,130
Diluted	168,339	164,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Net income	$37,007	$21,941
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	1,456	(296)
Defined benefit pension plans:
Net gain (loss) and prior service costs, net of taxes	(152)	310
Amortization included in operating expenses	50	433
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(3,209)	965
Reclassification of hedging loss included in cost of goods sold	533	740
Other comprehensive income (loss):	(1,322)	2,152
Total comprehensive income	$35,685	$24,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$527,657	$547,533
Accounts receivable, net	221,340	185,179
Inventories	279,405	253,401
Other current assets	42,675	41,732
Total current assets	1,071,077	1,027,845
Non-current assets:
Property, plant and equipment, net	85,135	85,408
Goodwill	249,780	249,741
Other intangible assets, net	44,971	47,564
Other assets	136,516	88,119
Total assets	$1,587,479	$1,498,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$312,722	$274,805
Accrued and other current liabilities	205,059	232,273
Total current liabilities	517,781	507,078
Non-current liabilities:
Income taxes payable	32,147	51,797
Other non-current liabilities	87,213	83,691
Total liabilities	637,141	642,566
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at June 30 and March 31, 2017
Conditionally authorized shares — 50,000 at June 30 and March 31, 2017
Additional paid-in capital	14,519	26,596
Shares in treasury, at cost — 9,197 at June 30, 2017 and 10,727 at March 31, 2017	(157,330)	(174,037)
Retained earnings	1,165,029	1,074,110
Accumulated other comprehensive loss	(102,028)	(100,706)
Total shareholders’ equity	950,338	856,111
Total liabilities and shareholders’ equity	$1,587,479	$1,498,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$37,007	$21,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,148	13,105
Amortization of intangible assets	2,593	1,708
Loss (gain) on investments in privately held companies	259	(1)
Gain on disposal of property, plant and equipment	(3)	—
Share-based compensation expense	10,705	8,517
Deferred income taxes	(9,879)	(1,048)
Change in fair value of contingent consideration for business acquisition	(1,978)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(35,702)	(48,661)
Inventories	(20,389)	(10,007)
Other assets	(3,088)	(1,171)
Accounts payable	38,647	42,769
Accrued and other liabilities	(28,203)	(10,135)
Net cash provided by (used in) operating activities	(883)	17,017
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,035)	(8,135)
Investment in privately held companies	(360)	(320)
Acquisitions, net of cash acquired	—	(53,987)
Changes in restricted cash	—	715
Purchases of trading investments	(609)	(4,229)
Proceeds from sales of trading investments	647	4,231
Net cash used in investing activities	(10,357)	(61,725)
Cash flows from financing activities:
Purchases of registered shares	(624)	(24,422)
Proceeds from exercises of stock options	12,569	599
Tax withholdings related to net share settlements of restricted stock units	(21,683)	(9,185)
Net cash used in financing activities	(9,738)	(33,008)
Effect of exchange rate changes on cash and cash equivalents	1,102	(1,368)
Net decrease in cash and cash equivalents	(19,876)	(79,084)
Cash and cash equivalents, beginning of the period	547,533	519,195
Cash and cash equivalents, end of the period	$527,657	$440,111
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,713	$3,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	21,941	2,152	24,093
Purchases of registered shares	—	—	—	1,590	(24,422)	—	—	(24,422)
Tax effects from share-based awards	—	—	(704)	—	—	—	—	(704)
Sales of shares upon exercise of stock options	—	—	206	(52)	393	—	—	599
Issuance of shares upon vesting of restricted stock units	—	—	(14,709)	(861)	7,773	(2,249)	—	(9,185)
Share-based compensation expense	—	—	8,591	—	—	—	—	8,591
June 30, 2016	173,106	$30,148	$—	11,374	$(144,663)	$983,268	$(109,833)	$758,920

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	37,007	(1,322)	35,685
Purchases of registered shares	—	—	—	20	(624)	—	—	(624)
Sales of shares upon exercise of stock options	—	—	7,452	(452)	5,117	—	—	12,569
Issuance of shares upon vesting of restricted stock units	—	—	(33,897)	(1,098)	12,214	—	—	(21,683)
Share-based compensation expense	—	—	11,075	—	—	—	—	11,075
June 30, 2017	173,106	$30,148	$14,519	9,197	$(157,330)	$1,165,029	$(102,028)	$950,338

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

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2017, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 26, 2017.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended June 30, 2017.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted, discussed below, there have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2017 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for customer programs and related breakage when appropriate, sales return reserves, allowance for doubtful accounts, inventory valuation, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Recent Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted this standard effective April 1, 2017 which did not have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, the Company reclassified $3.3 million of excess tax benefits previously reported under financing activities to operating activities for the three months ended June 30, 2016 on its condensed consolidated statements of cash flows. Under the new standard, the Company accounts for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. The Company further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic
350)" ("ASU 2017-04"), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. The Company has adopted this standard effective April 1, 2017 which did not have a material impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of
Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company has adopted this standard effective April 1, 2017 which did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements To Be Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") which supersedes the revenue recognition requirements under ASC 605, Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will become effective for the Company on April 1, 2018. The standard allows for either a "full retrospective" adoption, meaning the standard is applied to all of the periods presented subject to practical expedients, or a "modified retrospective" adoption, meaning the standard is applied only in the initial year, or interim period in year of initial application with a cumulative adjustment to opening retained earnings for existing contracts. The Company currently expects to utilize the modified retrospective transition method. The Company continues to evaluate the impact this new standard could have on the current contracts with customers and the accruals of various sales and marketing programs the Company offers and on the related breakage estimates. The Company has not completed its analysis of the impact to its condensed consolidated financial statements and this information will not be available until the Company completes its full assessment. It is possible that during the fiscal year 2018, the Company may identify certain areas which may result in material impact on the Company’s condensed consolidated financial statements, or the Company may revise its adoption method.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” ("ASU 2016-01"). ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not believe that the adoption of ASU 2016-01 will have a material impact on its condensed consolidated financial statements and will adopt this standard effective April 1, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the full effect that ASU 2016-02 will have on its condensed consolidated financial statements and will adopt this standard effective April 1, 2019.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory"  ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use however, this standard does not apply to intra-entity transfer of inventory.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted but only in the first interim period of an annual period.  The cumulative effect of change on equity upon adoption is to be quantified under the modified retrospective approach and recorded as of the beginning of the period of adoption.  The Company is evaluating the full effect that ASU 2016-16 will have on its condensed consolidated financial statements and will adopt this standard effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its condensed consolidated financial statements and will adopt this standard effective April 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its condensed consolidated financial statements and will adopt this standard effective April 1, 2018.

Note 2 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2017	2016
Net Income	$37,007	$21,941

Shares used in net income per share computation:
Weighted average shares outstanding - basic	163,407	162,130
Effect of potentially dilutive equivalent shares	4,932	2,173
Weighted average shares outstanding - diluted	168,339	164,303

Net income per share:
Basic	$0.23	$0.14
Diluted	$0.22	$0.13

Share equivalents attributable to outstanding stock options and restricted stock units of 1.4 million and 5.7 million for the three months ended June 30, 2017 and 2016, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2017, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Cost of goods sold	$711	$675
Marketing and selling	4,381	3,437
Research and development	1,543	914
General and administrative	4,070	3,491
Total share-based compensation expense	10,705	8,517
Income tax benefit	(11,282)	(1,815)
Total share-based compensation expense (credit), net of income tax	$(577)	$6,702

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized, from stock-based awards vested or exercised during the period.

As of June 30, 2017 and 2016, the Company capitalized $0.9 million and $0.5 million of stock-based compensation expense to inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.3 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, was primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended June 30, 2017 was $5.4 million based on an effective income tax rate of (17.2)% of pre-tax income, compared to an income tax provision of $3.1 million based on an effective income tax rate of 12.2% of pre-tax income for the three months ended June 30, 2016.

The change in the effective income tax rate for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily due to the recognition of $9.9 million of excess tax benefits, offset by valuation allowance of $1.3 million for federal tax credit carryforwards after adoption of ASU 2016-09. In the three months ended June 30, 2017 and June 30, 2016, there was a discrete tax benefit of $0.7 million for both periods from the reversal of uncertain tax positions from the expiration of statutes of limitations.

As of June 30 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $65.0 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $32.1 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to its income tax liability for uncertain tax positions as of June 30, 2017 compared to $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable as of March 31, 2017. The Company anticipates a settlement of approximately $1.4 million with the tax authorities in a foreign jurisdiction in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30 and March 31, 2017, the Company had $3.2 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2018, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $8.5 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5— Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2017 (in thousands):

	June 30, 2017	March 31, 2017
Accounts receivable, net:
Accounts receivable	$452,141	$395,754
Allowance for doubtful accounts	(644)	(607)
Allowance for sales returns	(20,094)	(18,800)
Allowance for cooperative marketing arrangements	(32,761)	(28,022)
Allowance for customer incentive programs	(67,994)	(60,857)
Allowance for pricing programs	(109,308)	(102,289)
	$221,340	$185,179
Inventories:
Raw materials	$42,532	$30,582
Finished goods	236,873	222,819
	$279,405	$253,401
Other current assets:
Value-added tax receivables	$22,423	$23,132
Prepaid expenses and other assets	20,252	18,600
	$42,675	$41,732
Property, plant and equipment, net:
Property, plant and equipment at cost	$350,862	$348,760
Less: accumulated depreciation and amortization	(265,727)	(263,352)
	$85,135	$85,408
Other assets:
Deferred tax assets	$103,203	$57,303
Trading investments for deferred compensation plan	16,914	15,043
Investments in privately held companies	10,877	10,776
Other assets	5,522	4,997
	$136,516	$88,119

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2017 (in thousands):

	June 30, 2017	March 31, 2017
Accrued and other current liabilities:
Accrued personnel expenses	$58,218	$88,346
Indirect customer incentive programs	40,003	36,409
Warranty accrual	13,478	13,424
Employee benefit plan obligation	1,541	1,266
Income taxes payable	6,767	6,232
Contingent consideration for business acquisition - current portion	455	2,889
Other current liabilities	84,597	83,707
	$205,059	$232,273
Other non-current liabilities:
Warranty accrual	$8,578	$8,487
Obligation for deferred compensation plan	16,914	15,043
Employee benefit plan obligation	43,405	41,998
Deferred tax liability	1,789	1,789
Contingent consideration for business acquisition - non-current portion	7,475	7,019
Other non-current liabilities	9,052	9,355
	$87,213	$83,691

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2017			March 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$426,910	$—	$—	$448,742	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$3,107	$—	$—	$2,813	$—	$—
Mutual funds	13,807	—	—	12,230	—	—
Total of trading investments for deferred compensation plan	$16,914	$—	$—	$15,043	$—	$—

Currency exchange derivative assets included in other current assets	$—	$104	$—	$—	$48	$—

Liabilities:
Acquisition-related contingent consideration included in accrued and other current liabilities and other non-current liabilities	$—	$—	$7,475	$—	$—	$9,908
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$1,711	$—	$—	$443	$—

The following table summarizes the change in fair value of the Company’s contingent consideration balance during the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Beginning of the period	$9,908	$—
Fair value of contingent consideration upon acquisition	—	18,000
Change in fair value of contingent consideration	(1,978)	—
Expected payment for first earn-out period(1)	(455)	—
End of the period	$7,475	$18,000

(1) As of June 30, 2017, the first twelve month earn-out period is complete and the earn-out payment of $0.5 million is based on the actual net sales of Jaybird products and no longer subject to fair value measurement.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $16.9 million and $15.0 million, respectively, as of June 30, 2017 and March 31, 2017, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three months ended June 30, 2017 and 2016 were not material and are included in other expense, net in the Company's condensed consolidated statements of operations.

Acquisition-related contingent consideration

On April 20, 2016 (the "Acquisition Date"), the Company acquired all of the equity interest of JayBird, LLC (“Jaybird”). Pursuant to the purchase agreement, there is an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two-year period (the "Jaybird Acquisition"). The acquisition-related contingent consideration liability arising from the Jaybird Acquisition represents the future potential earn-out payments of up to $45.0 million based on the achievement of certain net revenue targets over approximately a two year period. If the net revenue targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Acquisition Date was $18.0 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the condensed consolidated statements of operations. Projected net sales are based on the Company's internal projections, including analysis of the target markets. The fair value of the contingent consideration was $7.9 million and $9.9 million as of June 30, 2017 and March 31, 2017, respectively. The decrease in fair value of contingent consideration for the three months ended June 30, 2017 results primarily from Jaybird's lower-than-expected net sales, partially offset by the change in the time value of money. As of June 30, 2017, the first twelve month earn-out period is complete and the expected earn-out payment of $0.5 million is included in the accrued and other current liabilities.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no material impairments of long-lived assets during the three months ended June 30, 2017 or 2016.

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

The primary investment included in non-marketable investments is the Company’s investment in Series A Preferred Stock of Lifesize Inc. ("Lifesize") recorded at the fair value of $5.6 million on the date of the Lifesize divestiture.

The aggregate recorded amount of cost method investments included in other assets as of June 30, 2017 and March 31, 2017 was $7.1 million and $7.4 million, respectively.

Note 7 - Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2017 and March 31, 2017.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of June 30, 2017 or March 31, 2017. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of June 30, 2017 and March 31, 2017 (in thousands):

	Derivatives
	Asset		Liability
	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017
Cash flow hedges	$104	$48	$1,664	$402

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2017	2016
Cash flow hedges	$(3,209)	$965	$533	$740

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $84.7 million and $59.4 million at June 30, 2017 and March 31, 2017, respectively. The Company estimates that $3.2 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2017 will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other expense, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2017 and March 31, 2017 were $65.4 million and $56.7 million, respectively. Open forward and swap contracts outstanding as of June 30, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of the goodwill annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2017 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the three months ended June 30, 2017 (in thousands):

As of March 31, 2017	$249,741
Currency impact	39
As of June 30, 2017	$249,780

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and tradenames	$16,500	$(7,399)	$9,101	$16,500	$(6,933)	$9,567
Technology	63,285	(44,337)	18,948	63,285	(42,831)	20,454
Customer contracts/relationships	25,180	(8,258)	16,922	25,180	(7,637)	17,543
Total	$104,965	$(59,994)	$44,971	$104,965	$(57,401)	$47,564

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $38.9 million as of June 30, 2017. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2017, the Company had outstanding bank guarantees of $23.3 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2017 or March 31, 2017.

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

Changes in the Company’s warranty liability for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Beginning of the period	$21,911	$20,380
Assumed from business acquisition	—	1,813
Provision	5,124	3,177
Settlements	(4,567)	(3,428)
Currency translation	(412)	(190)
End of the period	$22,056	$21,752

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of June 30, 2017, the maximum amount of this guarantee was $3.8 million, of which $0.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2017, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

The stock purchase agreement entered on December 28, 2015 in connection with the investment by three venture capital firms in Lifesize contains representations, warranties and covenants of Logitech and Lifesize, Inc. to the Investors. Logitech has agreed, subject to certain limitations, to indemnify the Investors and certain persons related to the Investors for certain losses resulting from breaches of or inaccuracies in such representations, warranties and covenants as well as certain other obligations, including third-party expenses, restructuring costs and pre-closing tax obligations of Lifesize.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2014, the Company’s Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. This share buyback program expired in April 2017.

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares following the expiration date of the 2014 buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

During the three months ended June 30, 2017 and 2016, 20 thousand and 1.6 million shares were repurchased for $0.6 million and $24.4 million, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses	Total
March 31, 2017	$(89,708)	$(10,480)	$(518)	$(100,706)
Other comprehensive income (loss)	1,456	(102)	(2,676)	(1,322)
June 30, 2017	$(88,252)	$(10,582)	$(3,194)	$(102,028)

(1)        Tax effect was not significant as of June 30 or March 31, 2017.

Note 12 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's Chief Executive Officer (“CEO”), who is considered to be the Company’s Chief Operating Decision Maker (“CODM”). The CEO periodically reviews information such as net sales and operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, investigation and related expenses, or change in fair value of contingent consideration from business acquisition.

Net sales by product categories, excluding intercompany transactions, for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Mobile Speakers	$62,918	$57,296
Audio-PC & Wearables	50,202	56,579
Gaming	77,708	56,500
Video Collaboration	35,617	23,910
Smart Home	16,466	11,167
Pointing Devices	122,074	116,783
Keyboards & Combos	116,113	118,019
Tablet & Other Accessories	23,218	13,885
PC Webcams	25,625	25,262
Other (1)	5	463
Total net sales	$529,946	$479,864

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Americas	$245,400	$222,625
EMEA	150,591	142,922
Asia Pacific	133,955	114,317
Total net sales	$529,946	$479,864

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2017. The United States represented more than 10% of the Company’s total consolidated net sales for the three months ended June 30, 2016.

Switzerland, the Company’s home domicile, represented 1% and 2% of the Company’s total consolidated net sales for the three months ended June 30, 2017 and June 30, 2016, respectively.

Two customer groups of the Company each represented more than 10% of the total consolidated sales for all the periods presented herein.

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2017	March 31, 2017
Americas	$36,679	$37,242
EMEA	4,130	4,006
Asia Pacific	44,326	44,160
Total long-lived assets	$85,135	$85,408

Long-lived assets in the United States and China were $36.6 million and $37.3 million, respectively, as of June 30, 2017, and $37.1 million and $37.2 million, respectively, as of March 31, 2017. No other countries represented more than 10% of the Company’s total consolidated long-lived assets as of June 30 or March 31, 2017.

Long-lived assets in Switzerland, the Company’s home domicile, were $2.0 million and $2.1 million as of June 30 and March 31, 2017, respectively.

Note 13 — Subsequent Event

On July 10, 2017, the Company signed an agreement to acquire certain assets and liabilities constituting the Astro Gaming business from AG Acquisition Corporation for $85 million in cash. Astro Gaming is a leading console gaming brand and has a history of producing award-winning headsets for professional gamers and enthusiasts. The transaction is expected to close in early August, 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, the closing and the timing of the closing of the ASTRO Gaming acquisition, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our remediation efforts to address our material weaknesses, our belief that our disclosure controls and procedures will become effective at the reasonable assurance level by the end of fiscal year 2018, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago Logitech created products to improve experiences around the PC platform, and now it is designing products that enable better experiences consuming, sharing and creating any digital content (e.g. music, gaming, video), whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Logitech G and Ultimate Ears.

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
On July 10, 2017, we signed an agreement to acquire certain assets and liabilities constituting the Astro Gaming business from AG Acquisition Corporation for $85 million in cash. Astro Gaming is a leading console gaming brand and has a history of producing award-winning headsets for professional gamers and enthusiasts. The transaction is expected to close in early August, 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions.

Summary of Financial Results

Our net sales for the three months ended June 30, 2017 increased 10% compared to the three months ended June 30, 2016, due to stronger net sales across all regions. Net sales increased 10%, 5% and 17% in the Americas, EMEA and Asia Pacific, respectively.

Our gross margin for the three months ended June 30, 2017 increased to 36.5% from 35.1% for the three months ended June 30, 2016. The increase in gross margin was primarily driven by product cost reductions as well as greater supply chain efficiencies, partially offset by an increase of promotions and an unfavorable fluctuation in currency exchange rates.

Operating expenses for the three months ended June 30, 2017 were $162.2 million, or 30.6% of net sales, compared to $142.8 million, or 29.8% of net sales in the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount and higher external expenses to support the advertising and marketing efforts for our new products, partially offset by a credit from change in fair value of contingent consideration from the Jaybird Acquisition.

Net income from continuing operations for the three months ended June 30, 2017 was $37.0 million, compared to $21.9 million for the three months ended June 30, 2016.

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

Trends in Our Business

Our strategy focuses on five large multi-category markets, including Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We see opportunities to deliver growth in all these markets.

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, including gaming, digital music devices, video and computing. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first quarter of fiscal year 2018 driven by growing consumption of music through mobile devices such as smartphones and tablets. This market growth, together with our investments in the UE brand and Jaybird brand, new channel expansion, acquisitions of new portfolios and our ability to gain market share during fiscal year 2017, has driven our growth in this market.

Gaming: The PC Gaming platform continues to show strong growth as online gaming, multi-platform experiences, and eSports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth, together with strengthening our portfolio in the console-gaming market.

Video Collaboration: We are continuing our efforts to create and sell innovative products, including Video Collaboration products, to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.

Smart Home: This market increased in fiscal year 2017 and has continued growing in the first quarter of fiscal year 2018. In October 2016, we introduced a new Amazon Alexa skill that enables voice control of the living room entertainment experience using a Logitech Harmony Hub with Alexa-enabled devices such as the Amazon Echo or Echo Dot. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen early success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.

Creativity & Productivity: Although new PC shipments continue to decline, the installed base of PC users is large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. However, we have seen the market decline for the iPad platform, which might impact the sales of our tablet accessories.
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

Other than the recent accounting pronouncement adoptions discussed below, there have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2017 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Adoption of New Accounting Guidance

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We have adopted this standard effective April 1, 2017 which did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We have adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, we reclassified $3.3 million of excess tax benefits previously reported under financing activities to operating activities for the three months ended June 30, 2016 on its condensed consolidated statements of cash flows. Under the new standard, we account for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. We further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)" ("ASU 2017-04"), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. We have adopted this standard effective April 1, 2017 which did not have a material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We have adopted this standard effective April 1, 2017 which did not have a material impact on our condensed consolidated financial statements.

Refer to Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements to be adopted.

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

Results of Operations
 Net Sales
Net sales for the three months ended June 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Net Sales	$529,946	$479,864	10%

Our net sales in the three months ended June 30, 2017 increased 10%, compared to the same period of the prior fiscal year. Sales increased across all three regions during the three months ended June 30, 2017. If currency exchange rates had been constant in the three months ended June 30, 2017 and 2016, our constant dollar sales growth rates would have been 13%. We grew across most of our product categories, out of which Gaming, Video Collaboration, Tablet and Other Accessories, and Smart Home grew double digits.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2017, 47% of our net sales were denominated in currencies other than the U.S. Dollar.

Net Sales by Region

The following table presents the change in net sales by region for the three months ended June 30, 2017, compared with the three months ended June 30, 2016:

Three Months Ended June 30, 2017 Change in Sales
Americas	10%
EMEA	5
Asia Pacific	17

Americas:

Net sales in the Americas increased 10% during the three months ended June 30, 2017, compared to the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2017 and 2016, our constant dollar sales growth rate would have been 11% in the Americas. The increase in the period was driven by growth in Tablet and Other Accessories, Video Collaboration, Mobile Speakers, Gaming and Smart Home, partially offset by declines in sales for Audio PC & Wearables.

EMEA:

Net sales in the EMEA increased 5% during the three months ended June 30, 2017, compared to the same period of the prior fiscal year. If currency exchange rates had been constant in the three months ended June 30, 2017 and 2016, our constant dollar retail sales growth rates would have been 11%. The growth in the periods was driven by Video Collaboration and Gaming, partially offset by a decline in sales for Audio PC & Wearables.

Asia Pacific:

Net sales in the Asia Pacific increased 17% during the three months ended June 30, 2017, compared to the same period of the prior fiscal year. If currency exchange rate had been constant in the three months ended June 30, 2017 and 2016, our constant dollar sales growth rate would have been 19%. The growth in the period was driven by Gaming, Video Collaboration, Mobile Speakers, Pointing Devices and Audio PC & Wearables, partially offset by a decline in sales for Keyboards and Combos.

Net Sales by Product Categories

Net sales by product category for the three months ended June 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Mobile Speakers	$62,918	$57,296	10%
Audio-PC & Wearables	50,202	56,579	(11)
Gaming	77,708	56,500	38
Video Collaboration	35,617	23,910	49
Smart Home	16,466	11,167	47
Pointing Devices	122,074	116,783	5
Keyboards & Combos	116,113	118,019	(2)
Tablet & Other Accessories	23,218	13,885	67
PC Webcams	25,625	25,262	1
Other (1)	5	463	(99)
Total net sales	$529,946	$479,864	10

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Sales by Product Categories
Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of bluetooth wireless speakers.

Net sales of Mobile Speakers increased 10% for the three months ended June 30, 2017, compared to the same period of the prior fiscal year. Mobile Speaker sales increased primarily due to the introduction of the UE WonderBoom in the first quarter of fiscal year 2018.

Audio-PC & Wearables

Our Audio-PC & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables.

Audio-PC & Wearables net sales decreased 11% for the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The decrease was primarily driven by a decline in sales for Jaybird Freedom X2 wireless earbuds, which was phased out in the third quarter of fiscal year 2017, and PC speakers systems, partially offset by an increase in sales of Jaybird X3 Sport Bluetooth earbuds, which was introduced in the third quarter of fiscal year 2017.

Gaming market:

Gaming

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels and Saitek simulation controllers.

Gaming net sales increased 38% for the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The significant increase was primarily driven by the continued success of our G502 Proteus Spectrum gaming mouse, G29 Driving Force Race Wheel, and the introductions of our G413 Prodigy Mechanical Gaming Keyboard and G203 Prodigy gaming mouse, partially offset by a decline in sales of the G430 gaming headset.

Video Collaboration market:

Video Collaboration

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect small- and medium-sized user groups.

Net sales of Video Collaboration increased 49% in the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The increase was primarily due to the continued success of our Logitech Group conference camera, as well as the introduction of Brio 4K Pro Webcam and Logitech Smart Dock in the first quarter of fiscal year 2018.

Smart Home market:

Smart Home

Our Smart Home category includes our Harmony line of advanced home entertainment controllers and new products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks.

Smart Home net sales increased 47% during the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The increase was primarily due to continued success of our Harmony Elite remote and Harmony Home Hub, as well as the introduction of a new Amazon Alexa skill that enables voice control of the living room entertainment experience using a Logitech Harmony Hub with Alexa-enabled devices in the third quarter of fiscal year 2017.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices increased 5% during the three months ended June 30, 2017, compared to the same periods of the prior fiscal year. The growth was driven by the success of our MX Master 2S wireless mouse launched in the first quarter of fiscal year 2018.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos decreased 2% in the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The decrease was primarily driven by a decline in sales of our K400 Plus wireless touch keyboard, and MK710 and MK320 wireless keyboard and mouse combo, partially offset by an increase in sales for the MK550 wireless keyboard and mouse combo.

Tablet & Other Accessories

Our Tablet & Other Accessories category comprises keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

Net sales of Tablet & Other Accessories increased 67% in the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The significant growth is the result of the continued success of our Create tablet keyboard case and Rugged Combo case for iPad Pro, which were both introduced in the fourth quarter of fiscal year 2017.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales remained relatively flat for the three months ended June 30, 2017, compared to the same period of the prior fiscal year.

Gross Profit

Gross profit for the three months ended June 30, 2017 and 2016 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Net sales	$529,946	$479,864
Gross profit	$193,668	$168,626
Gross margin	36.5%	35.1%

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

Gross margin increased by 140 basis points for the three months ended June 30, 2017, compared to the same period of the prior fiscal year. The increase in gross margin was primarily driven by product cost reductions as well as greater supply chain efficiencies, partially offset by an increase of promotions and an unfavorable fluctuation in currency exchange rates.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Marketing and selling	$102,378	$83,872
% of net sales	19.3%	17.5%
Research and development	35,099	31,951
% of net sales	6.6%	6.7%
General and administrative	25,354	25,655
% of net sales	4.8%	5.3%
Amortization of intangible assets and acquisition-related costs	1,390	1,293
% of net sales	0.3%	0.3%
Change in fair value of contingent consideration for business acquisition	(1,978)	—
% of net sales	(0.4)%	—%
Total operating expenses	$162,243	$142,771
% of net sales	30.6%	29.8%

The increase in total operating expenses for the three months ended June 30, 2017, compared to the same period of the prior fiscal year, was mainly due to increases in marketing and selling expenses and research and development expenses from higher personnel-related costs due to increased headcount and higher external expenses to support the advertising and marketing efforts for our new products, partially offset by a credit from the change in fair value of contingent consideration for business acquisition.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended June 30, 2017, marketing and selling expenses increased $18.5 million, compared to the same period of the prior fiscal year. The increase was primarily driven by $6.1 million higher personnel-related costs due to increased headcount in addition to $8.9 million higher external expenses to support the advertising and marketing efforts for our new products, including new products introduced under the Jaybird brand.

 Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2017, research and development expenses increased $3.1 million, compared to the same period in the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount to support the development and launch of our new products and capabilities.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources, and legal functions.

During the three months ended June 30, 2017, general and administrative expenses remained relatively flat, compared to the same period in the prior fiscal year. Lower information technology cost was partially offset by higher personnel-related costs due to a slight increase in headcount.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Amortization of intangible assets	$1,089	$798
Acquisition-related costs	301	495
Total	$1,390	$1,293

Amortization of intangible assets consists of amortization of acquired intangible assets including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration is primarily due to lower-than-expected net sales of Jaybird products, partially offset by the change in the time value of money. (see Note 6 – Fair Value Measurement). Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including change in the forecast of net sales of the earn-out periods, may result in change in the fair value of contingent consideration, and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.

Other Expense, Net

Other expense, net for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Investment income related to a deferred compensation plan	$408	$192
Currency exchange loss, net	(964)	(999)
Other	(473)	(201)
Total	$(1,029)	$(1,008)

Investment income related to a deferred compensation plan for the three months ended June 30, 2017 and 2016 represents earnings and gains on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

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

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three months ended June 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Provision for (benefit from) income taxes	$(5,436)	$3,057
Effective income tax rate	(17.2)%	12.2%

The change in the effective income tax rate for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily due to the recognition of $9.9 million of excess tax benefits, net of valuation allowance of $1.3 million for federal tax credit carryforwards after adoption of ASU 2016-09. In the three months ended June 30, 2017 and June 30, 2016, there was a discrete tax benefit of $0.7 million for both periods from the reversal of uncertain tax positions from the expiration of statutes of limitations.

As of June 30 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $65.0 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $527.7 million, compared to $547.5 million as of March 31, 2017. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 42% is held in Switzerland, 37% is held in Germany, and 10% is held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

As of June 30, 2017, our working capital was $553.3 million, compared to $520.8 million as of March 31, 2017. The increase was primarily due to higher accounts receivable, net, higher inventories and lower accrued and other current liabilities, partially offset by higher accounts payable.

We had several uncommitted, unsecured bank lines of credit aggregating $38.9 million as of June 30, 2017. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2017, we had outstanding bank guarantees of $23.3 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands) on a total company basis:

	Three Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(883)	$17,017
Net cash used in investing activities	(10,357)	(61,725)
Net cash used in financing activities	(9,738)	(33,008)
Effect of exchange rate changes on cash and cash equivalents	1,102	(1,368)
Net decrease in cash and cash equivalents	$(19,876)	$(79,084)

The following table presents selected financial information and statistics as of June 30, 2017 and 2016 (Dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Accounts receivable, net	$221,340	$192,242
Accounts payable	$312,722	$292,664
Inventories	$279,405	$247,792
Days sales in accounts receivable (“DSO”) (Days) (1)	38	36
Days accounts payable outstanding (“DPO”) (Days) (2)	84	85
Inventory turnover (“ITO”) (x)(3)	4.8	5.0

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

DSO for the three months ended June 30, 2017 increased two days, compared to June 30, 2016, primarily due to timing of net sales and customer payments.

DPO for the three months ended June 30, 2017 was consistent compared to the same period of the prior fiscal year.

ITO for the three months ended June 30, 2017 was slightly lower, compared to the same period of the prior fiscal year. The increase in inventories compared with June 30, 2016 was primarily driven by the purchase of inventories for planned new product launches in the next three to six months.

If we are not successful in launching and phasing in our new products during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the three months ended June 30, 2017, we used $0.9 million cash in operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from the increases in accounts payable, offset by the increases in accounts receivable, net and inventories and the decrease in accrued and other liabilities. The increases in accounts receivable, net and accounts payable were primarily driven by higher business volumes and timing of payments. The increase in inventories was primarily driven by the purchase of inventories for planned new product launches. The decrease in accrued and other liabilities was primarily due to payments of annual cash bonuses for fiscal year 2017.

Net cash used in investing activities was $10.4 million, primarily due to $10.0 million of purchases of property, plant, and equipment, and $0.4 million of investments in privately held companies.

Net cash used in financing activities was $9.7 million, primarily for the $21.7 million tax withholdings related to net share settlements of restricted stock units, partially offset by $12.6 million in proceeds received from the exercises of stock options.

Our expenditures for property, plant and equipment during the three months ended June 30, 2017 increased, compared to the same period of the prior fiscal year, mainly due to the higher amount of tooling purchases.

The purchases and sales of trading investments during the three months ended June 30, 2017 and 2016 represented mutual fund and money market fund activities directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds and money market funds are held in a Rabbi trust.

During the three months ended June 30, 2017, there was a $1.1 million gain of currency translation exchange rate effect on cash and cash equivalents, compared to a loss of $1.4 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the three months ended June 30, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 7% during the period while the loss during the three months ended June 30, 2016 was primarily due to weakening of the Euro against the U.S. Dollar by 2% during the period, which had an adverse impact on our cash and cash equivalents balances in subsidiaries with Euro as their functional currency.

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

In March 2017, our Board of Directors approved another share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2014 buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. The March 2014 program expired in April 2017 and there have been no repurchases under the March 2017 program.

As noted in "Note 6 - Fair Value Measurements" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird with an additional earn-out of up to $45.0 million in cash based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the contingent consideration was $7.9 million as of June 30, 2017. As of June 30, 2017, the first twelve month earn-out period is complete and the expected earn-out payment of $0.5 million is included in the accrued and other current liabilities.

We have changed the payment frequency of our employee performance bonus plan from semi-annual payment to annual payment. The full year bonus is expected to be made in the first quarter of the following fiscal year, and the operating cash flow for that period will be negatively affected as a result.

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

Purchase Commitments

As of June 30, 2017, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of two third-party contract manufacturers' purchase obligations. As of June 30, 2017, the maximum amount of this guarantee was $3.8 million, of which $0.9 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2017, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended June 30, 2017, approximately 47% of our sales were in non-U.S. denominated currencies, with 22% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compare to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of June 30, 2017. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Mexican Peso	$10,817	$(983)	$1,202
U.S. Dollar	Canadian Dollar	12,881	(1,171)	1,431
U.S. Dollar	Australian Dollar	9,670	(879)	1,074
U.S. Dollar	Japanese Yen	5,528	(503)	614
U.S. Dollar	Russian Ruble	608	(55)	68
U.S. Dollar	Argentina	601	(55)	67
U.S. Dollar	Korean Wan	(942)	86	(105)
U.S. Dollar	Swiss Franc	(3,332)	303	(370)
U.S. Dollar	Singapore Dollar	(9,904)	900	(1,100)
U.S. Dollar	Taiwanese Dollar	(13,167)	1,197	(1,463)
U.S. Dollar	Chinese Renminbi	(30,149)	2,741	(3,350)
Swiss Franc	British Pound	(861)	78	(96)
Euro	Turkish Lira	2,770	(252)	308
Euro	Swiss Franc	(539)	49	(60)
Euro	U.S. Dollar	876	(80)	97
Euro	Croatian Kuna	1,086	(99)	121
Euro	Arab Emirates Dirham	(530)	48	(59)
Euro	Polish Zloty	(1,007)	92	(112)
Euro	Swedish Krona	(2,598)	236	(289)
		$(18,192)	$1,653	$(2,022)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of June 30, 2017, net liabilities held in CNY totaled $30.1 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of June 30, 2017 and March 31, 2017, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $84.7 million and $59.4 million, respectively. Deferred realized losses of $1.5 million were recorded in accumulated other comprehensive loss as of June 30, 2017, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.7 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of June 30, 2017, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condense consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of June 30, 2017 and March 31, 2017 relating to foreign currency receivables or payables were $65.4 million and $56.7 million, respectively. Open forward and swap contracts as of June 30, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report, the Company’s Disclosure Controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses discussed below, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Controls over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of March 31, 2017 that continued to exist as of June 30, 2017:

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

Management concluded that the allowances and accrued liabilities relating to customer programs in the EMEA region were overstated at March 31, 2017 as future breakage was not estimated. This overstatement of allowances and accrued liabilities relating to customer programs in the EMEA region has been corrected in our consolidated financial statements included in our Annual Report on Form 10-K. While the control deficiency did not result in a misstatement of our current or previously issued consolidated financial statements, the material weakness resulted in changes to our preliminary results of operations for the quarter and year ended March 31, 2017 furnished to the United States Securities and Exchange Commission (“SEC”) in the Current Report on Form 8-K on April 26, 2017.

Management’s Plan to Remediate the Material Weakness
In May 2017, management began implementing a remediation plan to address the material weakness. The remediation plan includes:

•	The development and implementation of a new estimation model of breakage related to customer incentive, cooperative marketing and pricing programs in the EMEA region;

•	The design and implementation of related controls over the new estimation model; and

•
Enhancements to the process to periodically evaluate and appropriately respond to changing business circumstances that may impact control activities, specifically in the area of the accuracy of the allowances and accruals.

Our management believes the foregoing efforts will effectively remediate the material weakness; however, the material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing of several instances that the control is operating effectively. The Company expects to remediate this material weakness by the end of fiscal year 2018.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Other than the actions taken to improve our internal control over financial reporting as summarized above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•We have attempted to simplify our organization, to reduce operating costs through expense reduction and global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we expand from PC accessories to growth opportunities in accessories and other products for music, gaming, video collaboration, digital home, mobile devices and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and the success or failure of such efforts may cause our operating results to fluctuate and to be difficult to predict.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we recently agreed to acquire ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, and we acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2016 with the SEC on May 30, 2017.

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

We conduct operations in a number of countries, and have invested significantly in growing our personnel and sales and marketing activities in China and, to a lesser extent, other emerging markets. We may also increase our investments to grow sales in other emerging markets, such as Latin America, Eastern Europe, the Middle East and Africa. There are risks inherent in doing business in international markets, including:

•Difficulties in staffing and managing international operations;

•Compliance with laws and regulations, including environmental, tax, import/export and anti-corruption laws, which vary from country to country and over time, increasing the costs of compliance and potential risks of non-compliance;

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

•Political and economic uncertainty around the world, including uncertainty resulting from the recent United States presidential and congressional elections, change of administration in the United States and the United Kingdom's referendum in June 2016, and other national elections and policy shifts;

•Import or export restrictions or licensing requirements that could affect some of our products, including those with encryption technology;

•Trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations;

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar denominated sales and operating expenses worldwide. For the three months ended June 30, 2017, approximately 47% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We prepare our consolidated financial statements in accordance with GAAP which are subject to interpretation or changes by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

The market for our products is characterized by rapidly changing technology and evolving industry standards. To remain competitive, we must continually introduce new products and technologies. The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product liability claims and litigation product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

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

As disclosed in Item 4 of this report, we identified a material weakness in our internal control over financial reporting. The material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017, based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. In the past, we have identified material weaknesses in our internal control over financial reporting, as described in our previous Annual Reports on Form 10-K. If our remediation measures are insufficient to address this material weakness, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition to potentially adversely affecting investors' confidence, any restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time-consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2018, the following approved share buyback programs were in place (in thousands):

Share Buyback Program	Shares	Approved Amounts
March 2014	17,311	$250,000
March 2017	Not applicable	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2014 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program *
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2017 to April 28, 2017	20	31.70	—	$—
Month 2
April 29, 2017 to May 26, 2017	—	—	—	—
Month 3
May 27, 2017 to June 30, 2017	—	—	—	—
Total	20	31.70	—	$—
* The March 2014 program expired in April 2017 and there have been no repurchases under the March 2017 program.
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

LOGITECH INTERNATIONAL S.A.

July 27, 2017	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

July 27, 2017	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer