Form 10-Q
period 2017-09-30
LOGITECH INTERNATIONAL SA
filed 2017-11-01
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 10, 2017, there were 164,272,886 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2018 ended on September 29, 2017. The same quarter in the prior fiscal year ended on September 30, 2016. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$632,470	$564,304	$1,162,416	$1,044,168
Cost of goods sold	402,722	356,268	737,496	665,893
Amortization of intangible assets and purchase accounting effect on inventory	2,011	1,163	3,515	2,776
Gross profit	227,737	206,873	421,405	375,499

Operating expenses:
Marketing and selling	107,386	93,792	209,764	177,664
Research and development	36,647	32,632	71,746	64,583
General and administrative	25,205	25,290	50,559	50,945
Amortization of intangible assets and acquisition-related costs	2,491	1,748	3,881	3,041
Change in fair value of contingent consideration for business acquisition	(2,930)	—	(4,908)	—
Total operating expenses	168,799	153,462	331,042	296,233

Operating income	58,938	53,411	90,363	79,266
Interest income (expense), net	1,048	(90)	2,223	61
Other income (expense), net	459	(683)	(570)	(1,691)
Income before income taxes	60,445	52,638	92,016	77,636
Provision for (benefit from) income taxes	4,087	5,593	(1,349)	8,650
Net income	$56,358	$47,045	$93,365	$68,986

Net income per share:
Basic	$0.34	$0.29	$0.57	$0.43
Diluted	$0.33	$0.28	$0.55	$0.42

Weighted average shares used to compute net income per share:
Basic	164,120	162,222	163,765	162,176
Diluted	169,078	165,549	168,710	164,926

Cash dividend per share	$0.63	$0.57	$0.63	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$56,358	$47,045	$93,365	$68,986
Other comprehensive income (loss):
Currency translation gain, net of taxes	2,185	550	3,641	254
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	532	17	380	327
Amortization included in operating expenses	52	432	102	865
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(2,140)	564	(5,349)	1,529
Reclassification of hedging loss included in cost of goods sold	2,596	155	3,129	895
Other comprehensive income:	3,225	1,718	1,903	3,870
Total comprehensive income	$59,583	$48,763	$95,268	$72,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$398,848	$547,533
Short-term investments	6,789	—
Accounts receivable, net	277,839	185,179
Inventories	330,422	253,401
Other current assets	47,721	41,732
Total current assets	1,061,619	1,027,845
Non-current assets:
Property, plant and equipment, net	87,355	85,408
Goodwill	271,154	249,741
Other intangible assets, net	93,846	47,564
Other assets	138,144	88,119
Total assets	$1,652,118	$1,498,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$386,963	$274,805
Accrued and other current liabilities	229,176	232,273
Total current liabilities	616,139	507,078
Non-current liabilities:
Income taxes payable	33,241	51,797
Other non-current liabilities	80,903	83,691
Total liabilities	730,283	642,566
Commitments and contingencies (Note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares —173,106 at September 30 and March 31, 2017
Conditionally authorized shares — 50,000 at September 30 and March 31, 2017
Additional paid-in capital	29,940	26,596
Shares in treasury, at cost — 8,745 at September 30, 2017 and 10,727 at March 31, 2017	(156,589)	(174,037)
Retained earnings	1,117,139	1,074,110
Accumulated other comprehensive loss	(98,803)	(100,706)
Total shareholders’ equity	921,835	856,111
Total liabilities and shareholders’ equity	$1,652,118	$1,498,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$93,365	$68,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,368	23,616
Amortization of intangible assets	6,238	3,867
Gain on investments in privately held companies	(436)	(172)
Loss on disposal of property, plant and equipment	12	—
Share-based compensation expense	21,683	16,967
Deferred income taxes	(11,933)	(385)
Change in fair value of contingent consideration for business acquisition	(4,908)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(91,718)	(97,001)
Inventories	(58,078)	(28,317)
Other assets	(8,490)	(4,738)
Accounts payable	110,136	83,676
Accrued and other liabilities	(7,739)	25,387
Net cash provided by operating activities	67,500	91,886
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,188)	(14,758)
Investment in privately held companies	(520)	(480)
Acquisitions, net of cash acquired	(85,000)	(66,987)
Proceeds from return of investment in privately held companies	237	—
Changes in restricted cash	—	715
Purchases of short-term investments	(6,789)	—
Purchases of trading investments	(999)	(5,271)
Proceeds from sales of trading investments	1,057	5,296
Net cash used in investing activities	(109,202)	(81,485)
Cash flows from financing activities:
Payment of cash dividends	(104,248)	(93,093)
Purchases of registered shares	(10,682)	(42,894)
Proceeds from exercises of stock options and purchase rights	30,000	14,484
Tax withholdings related to net share settlements of restricted stock units	(23,706)	(11,047)
Net cash used in financing activities	(108,636)	(132,550)
Effect of exchange rate changes on cash and cash equivalents	1,653	(1,845)
Net decrease in cash and cash equivalents	(148,685)	(123,994)
Cash and cash equivalents, beginning of the period	547,533	519,195
Cash and cash equivalents, end of the period	$398,848	$395,201
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$6,219	$4,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	68,986	3,870	72,856
Purchases of registered shares	—	—	—	2,441	(42,894)	—	—	(42,894)
Tax effects from share-based awards	—	—	(1,138)	—	—	—	—	(1,138)
Sales of shares upon exercise of stock options and purchase rights	—	—	4,556	(1,100)	9,928	—	—	14,484
Issuance of shares upon vesting of restricted stock units	—	—	(18,101)	(1,029)	9,303	(2,249)	—	(11,047)
Share-based compensation expense	—	—	16,918	—	—	—	—	16,918
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
September 30, 2016	173,106	$30,148	$8,851	11,009	$(152,070)	$937,220	$(108,115)	$716,034

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	93,365	1,903	95,268
Purchases of registered shares	—	—	—	307	(10,682)	—	—	(10,682)
Sales of shares upon exercise of stock options and purchase rights	—	—	15,628	(1,084)	14,372	—	—	30,000
Issuance of shares upon vesting of restricted stock units	—	—	(37,464)	(1,205)	13,758	—	—	(23,706)
Share-based compensation expense	—	—	21,887	—	—	—	—	21,887
Cash dividends	—	—	—	—	—	(104,248)	—	(104,248)
September 30, 2017	173,106	$30,148	$29,940	8,745	$(156,589)	$1,117,139	$(98,803)	$921,835

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

Business Acquisition

In August 2017, the Company acquired the ASTRO Gaming business. See "Note 2 - Business Acquisition" for more information.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and six months ended September 30, 2017.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted, discussed below, there have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2017 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Recent Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, the Company reclassified $4.1 million of excess tax benefits previously reported under financing activities to operating activities for the six months ended September 30, 2016 on its condensed consolidated statements of cash flows. Under the new standard, the Company accounts for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. The Company further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic
350)" ("ASU 2017-04"), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of
Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") which supersedes the revenue recognition requirements under ASC 605, Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will become effective for the Company on April 1, 2018. The standard allows for either a "full retrospective" adoption, meaning the standard is applied to all of the periods presented subject to practical expedients, or a "modified retrospective" adoption, meaning the standard is applied only in the initial year, or interim period in year of initial application with a cumulative adjustment to opening retained earnings for existing contracts. The Company currently expects to utilize the modified retrospective transition method. The Company continues to evaluate the impact this new standard could have on the current contracts with customers and the accruals of various sales and marketing programs the Company offers and on the related breakage estimates. The Company has not completed its analysis of the impact to its consolidated financial statements and this information will not be available until the Company completes its full assessment. It is possible that during the fiscal year 2018, the Company may identify certain areas which may result in material impact on the Company’s consolidated financial statements, or the Company may revise its adoption method.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)" ("ASU 2016-01"). ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not believe that the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the full effect that ASU 2016-02 will have on its consolidated financial statements and will adopt this standard effective April 1, 2019.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory"  ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted but only in the first interim period of an annual period.  The cumulative effect of change on equity upon adoption is to be quantified under the modified retrospective approach and recorded as of the beginning of the period of adoption.  The Company is evaluating the full effect that ASU 2016-16 will have on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In January 2017, the FASB issued ASU 2017-01, "Business Combination  (ASC Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for annual or any interim goodwill impairments in annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2017-01 will have a material impact on its condensed consolidated financial statements and will adopt this standard effective April 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements and is currently assessing the timing of adoption.

Note 2 — Business Acquisition

ASTRO Acquisition

On August 11, 2017 (the "Acquisition Date"), the Company acquired certain assets and liabilities constituting the ASTRO Gaming business ("ASTRO") from AG Acquisition Corporation for a preliminary purchase price of $85.0 million in cash (the "ASTRO Acquisition"). ASTRO is a leading console gaming brand with a history of producing award-winning headsets for professional gamers and enthusiasts. ASTRO provides a strong growth platform in the console gaming accessories market.

ASTRO meets the definition of a business, and its acquisition is accounted for using the acquisition method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Inventories	$10,331
Property, plant, and equipment	2,760
Intangible assets	52,520
Other assets	605
Total identifiable assets acquired	$66,216
Accrued liabilities	(2,602)
Net identifiable assets acquired	$63,614
Goodwill	21,386
Net assets acquired	$85,000

Goodwill related to the transaction is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and ASTRO. Goodwill is expected to be deductible for tax purposes.

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recognized by the acquiree immediately before the acquisition date is $0.8 million, which will be recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the condensed consolidated statements of operations upon the sale of the acquired inventory.

The Company included ASTRO's estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning the Acquisition Date. The results of operations for ASTRO for this partial quarter have been included in, but are not material to, the Company's condensed consolidated statements of operations from the Acquisition Date. Pro forma results of operations for the ASTRO Acquisition have not been presented because they are not material to the condensed consolidated statements of operations.

The following table sets forth the components of identifiable intangible assets acquired at their estimated fair values and their estimated useful lives as of the Acquisition Date (Dollars in thousands):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$12,540	4.0
Customer relationships	33,100	8.0
Trade name	6,880	6.0
Total intangible assets acquired	$52,520	6.8

Intangible assets acquired as a result of the ASTRO Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $0.4 million during the three months ended September 30, 2017 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the gross profit of the condensed consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $0.7 million during the three months ended September 30, 2017 is included in "amortization of intangible assets and acquisition-related costs" in the operating expense of the condensed consolidated statements of operations.

Developed technology relates to existing ASTRO gaming headset products. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of ASTRO. The economic useful life was determined based on historical customer turnover rates and industry benchmarks.

Trade name relates to the “ASTRO” trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The fair value of developed technology and trade name were estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 2%, respectively, and both were discounted at a rate of 13%.

The fair value of customer relationships was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contributed to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the customer relationships, which were discounted at a rate of 13%.

The Company believes the preliminary value of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.

The Company incurred acquisition-related costs for the ASTRO Acquisition of approximately $0.7 million and $1.0 million for the three and six months ended September 30, 2017, respectively. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the operating expenses of the condensed consolidated statements of operations.

The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed, and any dispute that may affect the total consideration transferred, the Company may revise its preliminary estimates of fair values during the remainder of the measurement periods (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

Note 3 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net Income	$56,358	$47,045	$93,365	$68,986

Shares used in net income per share computation:
Weighted average shares outstanding - basic	164,120	162,222	163,765	162,176
Effect of potentially dilutive equivalent shares	4,958	3,327	4,945	2,750
Weighted average shares outstanding - diluted	169,078	165,549	168,710	164,926

Net income per share:
Basic	$0.34	$0.29	$0.57	$0.43
Diluted	$0.33	$0.28	$0.55	$0.42

Share equivalents attributable to outstanding stock options and restricted stock units of 0.6 million and 2.9 million for the three months ended September 30, 2017 and 2016, respectively, and 1.2 million and 3.1 million for the six months ended September 30, 2017 and 2016, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2017, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$1,091	$638	$1,802	$1,313
Marketing and selling	4,343	3,244	8,724	6,681
Research and development	1,633	917	3,176	1,831
General and administrative	3,911	3,651	7,981	7,142
Total share-based compensation expense	10,978	8,450	21,683	16,967
Income tax benefit	(3,677)	(1,886)	(14,959)	(3,701)
Total share-based compensation expense, net of income tax	$7,301	$6,564	$6,724	$13,266

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized, from stock-based awards vested or exercised during the period.

As of September 30, 2017 and 2016, the Company capitalized $0.8 million and $0.4 million of stock-based compensation expense to inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.3 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $5.6 million for the six months ended September 30, 2017 and 2016, respectively, was primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2017 was $4.1 million based on an effective income tax rate of 6.8% of pre-tax income, compared to an income tax provision of $5.6 million based on an effective income tax rate of 10.6% of pre-tax income for the three months ended September 30, 2016. The income tax benefit for the six months ended September 30, 2017 was $1.3 million based on an effective income tax rate of (1.5)% of pre-tax income, compared to an income tax provision of $8.7 million based on an effective income tax rate of 11.1% for the six months ended September 30, 2016.

The change in the effective income tax rate is primarily due to the recognition of excess tax benefits of $1.1 million and $11.0 million, respectively, in the three and six months ended September 30, 2017 after adoption of ASU 2016-09, compared to the same periods ended September 30, 2016. In the three and six months ended September 30, 2017, there was a discrete tax benefit of $0.7 million and $1.9 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended September 30, 2016, the tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations was $0.7 million and $1.8 million, respectively.

As of September 30 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $68.7 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $33.2 million in non-current income taxes payable and $1.9 million in current income taxes payable, including interest and penalties, related to its income tax liability for uncertain tax positions as of September 30, 2017, compared to $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable as of March 31, 2017. The Company anticipates a settlement of $1.9 million with the tax authorities in a foreign jurisdiction in the third quarter of fiscal year 2018.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30 and March 31, 2017, the Company had $3.2 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2018, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $7.8 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2017 (in thousands):

	September 30, 2017	March 31, 2017
Accounts receivable, net:
Accounts receivable	$529,842	$395,754
Allowance for doubtful accounts	(229)	(607)
Allowance for sales returns	(21,712)	(18,800)
Allowance for cooperative marketing arrangements	(28,758)	(28,022)
Allowance for customer incentive programs	(70,413)	(60,857)
Allowance for pricing programs	(130,891)	(102,289)
	$277,839	$185,179
Inventories:
Raw materials	$46,405	$30,582
Finished goods	284,017	222,819
	$330,422	$253,401
Other current assets:
Value-added tax receivables	$23,693	$23,132
Prepaid expenses and other assets	24,028	18,600
	$47,721	$41,732
Property, plant and equipment, net:
Property, plant and equipment at cost	$359,333	$348,760
Less: accumulated depreciation and amortization	(271,978)	(263,352)
	$87,355	$85,408
Other assets:
Deferred tax assets	$103,071	$57,303
Trading investments for deferred compensation plan	17,583	15,043
Investments in privately held companies	11,495	10,776
Other assets	5,995	4,997
	$138,144	$88,119

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2017 (in thousands):

	September 30, 2017	March 31, 2017
Accrued and other current liabilities:
Accrued personnel expenses	$68,645	$88,346
Indirect customer incentive programs	41,710	36,409
Warranty accrual	14,567	13,424
Employee benefit plan obligation	1,841	1,266
Income taxes payable	6,950	6,232
Contingent consideration for business acquisition - current portion	5,000	2,889
Other current liabilities	90,463	83,707
	$229,176	$232,273
Other non-current liabilities:
Warranty accrual	$9,782	$8,487
Obligation for deferred compensation plan	17,583	15,043
Employee benefit plan obligation	43,057	41,998
Deferred tax liability	1,789	1,789
Contingent consideration for business acquisition - non-current portion	—	7,019
Other non-current liabilities	8,692	9,355
	$80,903	$83,691

Note 7 — Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2017			March 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$286,074	$—	$—	$448,742	$—	$—

Time deposits included in short-term investments	$—	$6,789	$—	$—	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$3,110	$—	$—	$2,813	$—	$—
Mutual funds	14,473	—	—	12,230	—	—
Total of trading investments for deferred compensation plan	$17,583	$—	$—	$15,043	$—	$—

Currency exchange derivative assets included in other current assets	$—	$165	$—	$—	$48	$—

Liabilities:
Acquisition-related contingent consideration included in accrued and other current liabilities and other non-current liabilities	$—	$—	$—	$—	$—	$9,908
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$107	$—	$—	$443	$—

The following table summarizes the changes in fair value of the Company’s contingent consideration balance measured with Level 3 inputs during the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Beginning of the period	$7,475	$18,000	$9,908	$—
Fair value of contingent consideration upon acquisition	—	—	—	18,000
Change in fair value of contingent consideration	(2,930)	—	(4,908)	—
Expected payment	(4,545)	—	(5,000)	—
End of the period	$—	$18,000	$—	$18,000

Acquisition-related contingent consideration

On April 20, 2016 (the "Jaybird Acquisition Date"), the Company acquired all of the equity interest of Jaybird, LLC (“Jaybird”). The acquisition-related contingent consideration liability arising from the Jaybird acquisition represents the future potential earn-out payments of up to $45.0 million based on the achievement of certain net revenue targets over approximately a two year period. If the net revenue targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Jaybird Acquisition Date was $18.0 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the condensed consolidated statements of operations. Projected net sales are based on the Company's internal projections, including analysis of the target markets. In October 2017, the Company and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing the Company from the earn-out rights and payments in exchange for $5.0 million in cash, which approximates the fair value of the contingent consideration as of September 30, 2017 and the expected cash payment is included in the accrued and other current liabilities.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $17.6 million and $15.0 million, respectively, as of September 30, 2017 and March 31, 2017, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains / (losses) related to trading securities for the three and six months ended September 30, 2017 and 2016 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no material impairments of long-lived assets during the three and six months ended September 30, 2017 or 2016.

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

The aggregate recorded amount of cost method investments included in other assets as of September 30, 2017 and March 31, 2017 was $7.1 million and $7.4 million, respectively.

Note 8 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of September 30, 2017 or March 31, 2017. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017 (in thousands):

	Derivatives
	Asset		Liability
	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017
Cash flow hedges	$165	$48	$38	$402

The amount of gain (loss) recognized on derivatives not designated as hedging instruments were not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2017	2016
Cash flow hedges	$(2,140)	$564	$2,596	$155

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2017	2016
Cash flow hedges	$(5,349)	$1,529	$3,129	$895

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $149.1 million and $59.4 million as of September 30, 2017 and March 31, 2017, respectively. The Company estimates that $2.7 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2017 will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2017 and March 31, 2017 were $95.6 million and $56.7 million, respectively. Open forward and swap contracts outstanding as of September 30, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars, Australian Dollars and Chinese Renminbi to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of the goodwill annually at December 31 and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2017 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2017 (in thousands):

As of March 31, 2017	$249,741
Business acquisitions (See Note 2)	21,386
Currency impact	27
As of September 30, 2017	$271,154
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2017			March 31, 2017
	Gross Carrying Amount (Note 2)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$23,380	$(8,012)	$15,368	$16,500	$(6,933)	$9,567
Developed Technology	75,825	(46,225)	29,600	63,285	(42,831)	20,454
Customer contracts/relationships	58,280	(9,402)	48,878	25,180	(7,637)	17,543
Total	$157,485	$(63,639)	$93,846	$104,965	$(57,401)	$47,564

Note 10 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $68.2 million as of September 30, 2017. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2017, the Company had outstanding bank guarantees of $39.8 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2017 or March 31, 2017.

Note 11— Commitments and Contingencies

Product Warranties

All of the Company’s peripherals products sold are covered by warranty to be free from defects in material and workmanship. The warranty period varies by product and by region.

Changes in the Company’s warranty liability for the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Beginning of the period	$22,056	$21,752	$21,911	$20,380
Assumed from business acquisition	1,230	150	1,230	1,963
Provision	5,414	3,163	9,715	6,340
Settlements	(4,611)	(3,452)	(9,179)	(6,880)
Currency translation	260	(1)	672	(191)
End of the period	$24,349	$21,612	$24,349	$21,612

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of September 30, 2017, the maximum amount of this guarantee was $3.8 million, of which $1.4 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2017, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares following the expiration date of the 2014 buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

During the six months ended September 30, 2017 and 2016, 0.3 million and 2.4 million shares, respectively, were repurchased for $10.7 million and $42.9 million, respectively.

Cash Dividend on Shares of Common

During the three and six months ended September 30, 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on the Company's outstanding common stock. During the three and six months ended September 30, 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on the Company's outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses	Total
March 31, 2017	$(89,708)	$(10,480)	$(518)	$(100,706)
Other comprehensive income (loss)	3,641	482	(2,220)	1,903
September 30, 2017	$(86,067)	$(9,998)	$(2,738)	$(98,803)

(1)        Tax effect was not significant as of September 30 or March 31, 2017.

Note 13 — Segment Information

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

Net sales by product categories, excluding intercompany transactions, for the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Pointing Devices	$123,643	$123,300	$245,717	$240,083
Keyboards & Combos	119,200	116,516	235,313	234,535
PC Webcams	27,466	24,307	53,091	49,569
Tablet & Other Accessories	30,784	20,614	54,002	34,499
Video Collaboration	46,139	28,581	81,756	52,491
Mobile Speakers	90,548	97,172	153,466	154,468
Audio-PC & Wearables	62,445	62,254	112,647	118,833
Gaming	113,722	79,193	191,430	135,693
Smart Home	18,323	11,807	34,789	22,974
Other (1)	200	560	205	1,023
Total net sales	$632,470	$564,304	$1,162,416	$1,044,168

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.

Net sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Americas	$261,993	$239,830	$507,393	$462,455
EMEA	218,323	200,636	368,914	343,558
Asia Pacific	152,154	123,838	286,109	238,155
Total net sales	$632,470	$564,304	$1,162,416	$1,044,168

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated net sales for the periods presented herein. No other countries represented more than 10% of the Company’s total consolidated net sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 2% of the Company’s total consolidated net sales for the three and six months ended September 30, 2017, and 3% and 2% for the three and six months ended September 30, 2016, respectively.

Two customer groups of the Company each represented more than 10% of the total consolidated net sales for the periods presented herein.

Tangible long-lived assets by geographic region were as follows (in thousands):

	September 30, 2017	March 31, 2017
Americas	$37,725	$37,242
EMEA	4,110	4,006
Asia Pacific	45,520	44,160
Total tangible long-lived assets	$87,355	$85,408

Tangible long-lived assets in the United States and China were $37.6 million and $38.1 million, respectively, as of September 30, 2017, and $37.1 million and $37.2 million, respectively, as of March 31, 2017. No other countries represented more than 10% of the Company’s total consolidated tangible long-lived assets as of September 30, 2017 or March 31, 2017. Tangible long-lived assets in Switzerland, the Company’s home domicile, were $2.0 million and $2.1 million as of September 30, 2017 and March 31, 2017, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, and the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our remediation efforts to address our material weaknesses, our belief that our disclosure controls and procedures will become effective at the reasonable assurance level by the end of fiscal year 2018, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago Logitech created products to improve experiences around the PC platform, and now it is designing products that enable better experiences consuming, sharing and creating any digital content (e.g. music, gaming, video), whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, ASTRO, Logitech G and Ultimate Ears.

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
On August 11, 2017 (the "Acquisition Date"), we acquired certain assets and liabilities constituting the ASTRO Gaming business ("ASTRO") from AG Acquisition Corporation for a preliminary purchase price of $85.0 million in cash (the "ASTRO Acquisition"). ASTRO is a leading console gaming brand with a history of producing award-winning headsets for professional gamers and enthusiasts.

Summary of Financial Results

Our net sales for the three and six months ended September 30, 2017 increased 12% and 11%, respectively, compared to the three and six months ended September 30, 2016, due to stronger net sales across all regions. The results of operations for ASTRO have been included in our condensed consolidated statements of operations from the Acquisition Date. For the three and six months ended September 30, 2017, Saitek, which was acquired on September 15, 2016, and ASTRO contributed a combined total of $7.0 million and $9.7 million to net sales, respectively, representing approximately 1% of the net sales for both periods.

Our net sales for the three months ended September 30, 2017 increased 9%, 9% and 23% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our net sales for the six months ended September 30, 2017 increased 10%, 7% and 20% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar becomes stronger or weaker in comparison to other currencies, it will also affect our results of operations in future periods.

We added a new third party logistics provider and distribution center in the United States in the second half of the second quarter of fiscal year 2018 to support our growth.  We experienced significant challenges in the transition, operating procedures and in ramping fulfillment in the second quarter and early third quarter of fiscal year 2018. Those challenges have added additional cost in these periods.

Our gross margin for the three months ended September 30, 2017 decreased to 36.0% from 36.7% for the three months ended September 30, 2016. The decrease in gross margin was primarily driven by an increase in promotions related to product transition, product mix, and additional costs from transition of the distribution center in the United States, partially offset by product cost reductions.

Our gross margin for the six months ended September 30, 2017 increased to 36.3% from 36.0% for the six months ended September 30, 2016. The increase in gross margin was primarily driven by product cost reductions, partially offset by an increase in promotions related to product transition, product mix, and additional costs from transition of the distribution center in the United States.

Operating expenses for the three months ended September 30, 2017 were $168.8 million, or 26.7% of net sales, compared to $153.5 million, or 27.2% of net sales, in the same period of the prior fiscal year. Operating expenses for the six months ended September 30, 2017 were $331.0 million, or 28.5% of net sales, compared to $296.2 million, or 28.4% of net sales, in the same period of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount and higher external expenses to support the advertising, marketing, and research and development efforts for our new products, partially offset by a credit from change in fair value of contingent consideration from the Jaybird Acquisition.

Net income for the three and six months ended September 30, 2017 was $56.4 million and $93.4 million, compared to $47.0 million and $69.0 million for the three and six months ended September 30, 2016.

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
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first half of fiscal year 2018, driven by growing consumption of music through mobile devices such as smartphones and tablets. According to the Recording Industry Association of America (RIAA), revenues from streaming music platforms grew significantly in the first half of 2017. This market growth, together with our investments in the Ultimate Ears and Jaybird brands, new channel expansion, integration of personal voice assistants, such as Google Home and Amazon Alexa, and our new product introductions, has driven our growth in this market. The integration of personal voice assistants has become increasingly competitive in the speaker categories.

Gaming: The PC gaming and console gaming platforms continue to show strong growth as online gaming, multi-platform experiences, and eSports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC gaming market growth. With the ASTRO Acquisition, we are also strengthening our portfolio in adjacent categories, such as the console gaming market.

Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market is still significant. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.

Smart Home: This market increased in fiscal year 2017 and has continued to grow in the first half of fiscal year 2018. In October 2016, we integrated Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Echo Dot or a Google Home device. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.

Creativity & Productivity: Although new PC shipments continue to decline, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad Pro and iPad Mini, and keyboard covers and folios for the iPad Air.
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

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, goodwill and intangible assets from business acquisitions, contingent consideration from business acquisitions, and net sales and expenses.

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

Other than the recent accounting pronouncement adoptions discussed below, there have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2017, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Adoption of New Accounting Guidance

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017, which has not had a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, we reclassified $4.1 million of excess tax benefits previously reported under financing activities to operating activities for the six months ended September 30, 2016 on our condensed consolidated statements of cash flows. Under the new standard, we account for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. We further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)" ("ASU 2017-04"), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. We adopted this standard effective April 1, 2017, which has not had a material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted this standard effective April 1, 2017, which has not had a material impact on our condensed consolidated financial statements.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales were generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended September 30, 2017, 51% of our net sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
 Net Sales
Net sales for the three and six months ended September 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net Sales	$632,470	$564,304	12%	$1,162,416	$1,044,168	11%

Our net sales in the three and six months ended September 30, 2017 increased 12% and 11%, respectively, compared to the same periods of the prior fiscal year. Sales increased across all three regions during the three and six months ended September 30, 2017. If currency exchange rates had been constant in the three and six months ended September 30, 2017 and 2016, our constant dollar sales growth rates would have been 11% and 12%, respectively. We grew across most of our product categories, out of which Gaming, Video Collaboration, Tablet and Other Accessories, and Smart Home grew double digits for both periods presented above. For the three months ended September 30, 2017, growth in these product categories was partially offset by the decline in the sales of our Mobile Speakers.

Net Sales by Region

The following table presents the change in net sales by region for the three and six months ended September 30, 2017, compared with the three and six months ended September 30, 2016:

	Three Months Ended September 30, 2017 Change in Sales	Six Months Ended September 30, 2017 Change in Sales
Americas	9%	10%
EMEA	9	7
Asia Pacific	23	20

Americas:

Net sales in the Americas increased 9% and 10% during the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2017 and 2016, our constant dollar sales growth rate would have been 9% and 10% in the Americas, respectively. The increases in both periods were driven by growth in Tablet and Other Accessories, Video Collaboration, Gaming, Smart Home and Pointing Devices, partially offset by declines in sales for Mobile Speakers and Audio PC & Wearables.

EMEA:

Net sales in EMEA increased 9% and 7% during the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2017 and 2016, our constant dollar sales growth rates would have been 5% and 7%, respectively. The growth in both periods was driven by growth in Video Collaboration, Gaming and Smart Home, partially offset by declines in sales for Pointing Devices and Mobile Speakers.

Asia Pacific:

Net sales in Asia Pacific increased 23% and 20% during the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and six months ended September 30, 2017 and 2016, our constant dollar sales growth rates would have been 23% and 21%, respectively. The growth in both periods was driven by Gaming, Video Collaboration, Mobile Speakers, Pointing Devices, Tablet and Other Accessories and Audio PC & Wearables.

Net Sales by Product Categories

Net sales by product category for the three and six months ended September 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Pointing Devices	$123,643	$123,300	—%	$245,717	$240,083	2%
Keyboards & Combos	119,200	116,516	2	235,313	234,535	—
PC Webcams	27,466	24,307	13	53,091	49,569	7
Tablet & Other Accessories	30,784	20,614	49	54,002	34,499	57
Video Collaboration	46,139	28,581	61	81,756	52,491	56
Mobile Speakers	90,548	97,172	(7)	153,466	154,468	(1)
Audio-PC & Wearables	62,445	62,254	—	112,647	118,833	(5)
Gaming	113,722	79,193	44	191,430	135,693	41
Smart Home	18,323	11,807	55	34,789	22,974	51
Other (1)	200	560	(64)	205	1,023	(80)
Total net sales	$632,470	$564,304	12	$1,162,416	$1,044,168	11

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Sales by Product Categories

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices remained flat and increased 2% for the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The growth for the six-month period was driven by an increase in sales for our presentation tools and trackball mice.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos increased 2% and remained flat in the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The increase for the three-month period was primarily driven by increases in sales for cordless keyboards, corded combos and corded keyboards.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales increased 13% and 7% in the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by the continued success of our C922 Pro Stream webcam.

Tablet & Other Accessories

Our Tablet & Other Accessories category comprises keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

Net sales of Tablet & Other Accessories products increased 49% and 57% in the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The significant growth was primarily driven by the introduction of the Rugged Combo case for iPad Pro and the Slim Folio case for iPad, which were introduced in the fourth quarter of fiscal year 2017 and first quarter of fiscal year 2018, respectively.

Video Collaboration market:

Video Collaboration

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect small- and medium-sized user groups.

Net sales of Video Collaboration products increased 61% and 56% in the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The increases were primarily due to the continued success of our Logitech Group conference camera, as well as the introductions of the Brio 4K Pro Webcam, PTZ Pro group camera, and Meetup video conference camera in the first half of fiscal year 2018.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of bluetooth wireless speakers.

Net sales of Mobile Speakers decreased 7% and 1% for the three and six months ended September 30, 2017, respectively, compared to the same period of the prior fiscal year. The decrease for the three-month period was primarily due to lower sales of UE Boom 2, UE Roll 2 and UE Mega Boom, in advance of the introduction of MEGABLAST and BLAST in the third quarter of fiscal year 2018, which were partially offset by the increase in sales for the UE WonderBoom, which was introduced in the first quarter of fiscal year 2018.

Audio-PC & Wearables

Our Audio-PC & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables.

Audio-PC & Wearables net sales remained flat and decreased 5% for the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The decrease for the six months ended was primarily driven by a decline in sales for PC speakers and cordless headsets.

Gaming market:

Gaming

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.

Gaming net sales increased 44% and 41% for the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The significant increases were primarily driven by the continuing success of our gaming mice, keyboards, headsets, simulation sticks and steering wheels, as well as the introduction of console gaming headsets resulting from the acquisition of ASTRO.

Smart Home market:

Smart Home

Our Smart Home category includes our Harmony line of advanced home entertainment controllers, home security cameras and new products, incorporating voice assistants, dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks.

Smart Home net sales increased 55% and 51% during the three and six months ended September 30, 2017, respectively, compared to the same periods of the prior fiscal year. The increases were primarily due to continued success of our Harmony Elite remote, as well as the introduction of Circle 2 Wired and Circle 2 Wireless security cameras in the second quarter of fiscal year 2018.

Gross Profit

Gross profit for the three and six months ended September 30, 2017 and 2016 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$632,470	$564,304	12%	$1,162,416	$1,044,168	11%
Gross profit	$227,737	$206,873	10	$421,405	$375,499	12
Gross margin	36.0%	36.7%		36.3%	36.0%

Gross profit consists of net sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.

Our gross margin for the three months ended September 30, 2017 decreased by 70 basis points compared to the three months ended September 30, 2016. The decrease in gross margin was primarily driven by an increase in promotions related to product transition, product mix, and additional costs from transition of the distribution center in the United States, partially offset by product cost reductions.

Our gross margin for the six months ended September 30, 2017 increased by 30 basis points compared to the six months ended September 30, 2016. The increase in gross margin was primarily driven by product cost reductions, partially offset by an increase in promotions related to product transition, product mix, and additional costs from transition of the distribution center in the United States.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Marketing and selling	$107,386	$93,792	$209,764	$177,664
% of net sales	17.0%	16.6%	18.0%	17.0%
Research and development	36,647	32,632	71,746	64,583
% of net sales	5.8%	5.8%	6.2%	6.2%
General and administrative	25,205	25,290	50,559	50,945
% of net sales	4.0%	4.5%	4.3%	4.9%
Amortization of intangible assets and acquisition-related costs	2,491	1,748	3,881	3,041
% of net sales	0.4%	0.3%	0.3%	0.3%
Change in fair value of contingent consideration for business acquisition	(2,930)	—	(4,908)	—
% of net sales	(0.5)%	—%	(0.4)%	—%
Total operating expenses	$168,799	$153,462	$331,042	$296,233
% of net sales	26.7%	27.2%	28.5%	28.4%

The increases in total operating expenses for the three and six months ended September 30, 2017, compared to the same period of the prior fiscal year, were mainly due to increases in marketing and selling expenses and research and development expenses from higher personnel-related costs due to increased headcount and higher external expenses to support the advertising and marketing efforts for our new products, partially offset by a credit from the change in fair value of contingent consideration for business acquisition.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended September 30, 2017, marketing and selling expenses increased $13.6 million, compared to the same period of the prior fiscal year. The increase was primarily driven by $7.1 million higher personnel-related costs due to increased headcount in addition to $5.7 million higher external expenses to support the advertising and marketing efforts for our new products. During the six months ended September 30, 2017, marketing and selling expenses increased $32.1 million compared to the same period of the prior fiscal year. The increase was primarily driven by $13.2 million higher personnel-related costs due to increased headcount in addition to $18.5 million higher external expenses to support the advertising and marketing efforts for our new products.

 Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended September 30, 2017, research and development expenses increased $4.0 million compared to the same period in the prior fiscal year. The increase was primarily driven by $4.3 million higher personnel-related costs due to increased headcount to support the development and launch of new products and capabilities. During the six months ended September 30, 2017, research and development expenses increased $7.2 million compared to the same period in the prior fiscal year. The increase was primarily driven by $8.4 million higher personnel-related costs due to increased headcount to support the development and launch of new products and capabilities.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources, and legal functions.

During the three and six months ended September 30, 2017, general and administrative expenses remained relatively flat, compared to the same periods in the prior fiscal year.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$1,750	$996	$2,839	$1,794
Acquisition-related costs	741	752	1,042	1,247
Total	$2,491	$1,748	$3,881	$3,041

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

During the three months ended September 30, 2017, the fair value of the contingent consideration decreased $2.9 million. The decrease in fair value of contingent consideration is primarily due to the agreement we reached with the sellers of Jaybird. In October 2017, we entered into an agreement with the sellers of Jaybird fully, irrevocably and unconditionally releasing the Company from the earn-out rights and payments in the Jaybird Acquisition agreement in exchange for $5.0 million in cash, which approximates the fair value of the contingent consideration as of September 30, 2017. During the six months ended September 30, 2017, the fair value of the contingent consideration decreased $4.9 million. See Note 7 to the Condensed Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Provision for (benefit from) income taxes	$4,087	$5,593	$(1,349)	$8,650
Effective income tax rate	6.8%	10.6%	(1.5)%	11.1%

The change in the effective income tax rate is primarily due to the recognition of excess tax benefits of $1.1 million and $11.0 million, respectively, in the three and six months ended September 30, 2017 after adoption of ASU 2016-09, compared to the same periods ended September 30, 2016. In the three and six months ended September 30, 2017, there was a discrete tax benefit of $0.7 million and $1.9 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended September 30, 2016, the tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations was $0.7 million and $1.8 million, respectively.

As of September 30 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $68.7 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $405.6 million, compared to $547.5 million as of March 31, 2017, of which 42% is held in Switzerland, 24% is held in Germany, and 15% is held in Hong Kong and China as of September 30, 2017. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents was primarily due to the payment of cash dividends, the purchase of ASTRO, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and the purchases of our shares, partially offset by net income and proceeds from exercises of stock options and purchase rights.

As of September 30, 2017, our working capital was $445.5 million, compared to $520.8 million as of March 31, 2017. The decrease was primarily due to higher accounts payable and lower cash and cash equivalents, partially offset by higher accounts receivable, net and higher inventories. Our working capital increased compared to $396.7 million as of September 30, 2016, which was primarily driven by higher inventories, higher cash and cash equivalents and higher accounts receivable, net, partially offset by higher accounts payable and higher accruals and other liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $68.2 million as of September 30, 2017. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2017, we had outstanding bank guarantees of $39.8 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands) on a total company basis:

	Six Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$67,500	$91,886
Net cash used in investing activities	(109,202)	(81,485)
Net cash used in financing activities	(108,636)	(132,550)
Effect of exchange rate changes on cash and cash equivalents	1,653	(1,845)
Net decrease in cash and cash equivalents	$(148,685)	$(123,994)

The following table presents selected financial information and statistics as of September 30, 2017 and 2016 (Dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Accounts receivable, net	$277,839	$240,606
Accounts payable	$386,963	$333,543
Inventories	$330,422	$268,110
Days sales in accounts receivable (“DSO”) (Days) (1)	40	38
Days accounts payable outstanding (“DPO”) (Days) (2)	86	84
Inventory turnover (“ITO”) (x)(3)	4.9	5.3

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

DSO for the three months ended September 30, 2017 increased two days, compared to September 30, 2016, primarily due to timing of net sales.

DPO for the three months ended September 30, 2017 increased two days, compared to September 30, 2016, due to higher inventory purchase for planned new product launches in the third quarter of fiscal year 2018.

ITO for the three months ended September 30, 2017 was lower, compared to the same period of the prior fiscal year. The increase in inventories compared with September 30, 2016 was primarily driven by higher purchase of inventories for planned new product launches in the third quarter of fiscal year 2018 and inventory acquired as part of ASTRO acquisition.

If we are not successful in launching and phasing in our new products, or market competition increases during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the six months ended September 30, 2017, we generated $67.5 million cash in operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from the increases in accounts payable, offset by the increases in accounts receivable, net and inventories. The increases in accounts receivable, net and accounts payable were primarily driven by higher business volumes and timing of payments.

Net cash used in investing activities was $109.2 million, primarily due to $85.0 million of purchase price for the acquisition of ASTRO business (refer to "Note 2- Business Acquisition" to the condensed consolidated financial statements), $17.2 million of purchases of property, plant, and equipment and $6.8 million purchases of short-term investments.

Net cash used in financing activities was $108.6 million, primarily for the $104.2 million cash dividends paid, $10.7 million repurchases of our registered shares and $23.7 million tax withholdings related to net share settlements of restricted stock units, partially offset by $30.0 million in proceeds received from the exercises of stock options.

Our expenditures for property, plant and equipment during the six months ended September 30, 2017 increased, compared to the same period of the prior fiscal year, mainly due to the higher amount of tooling purchases.

During the six months ended September 30, 2017, there was a $1.7 million gain of currency translation exchange rate effect on cash and cash equivalents, compared to a loss of $1.8 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the six months ended September 30, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 10% during the period. The loss from currency translation exchange effect during the six months ended September 30, 2016 was primarily due to weakening of the Euro against the U.S. Dollar by 2% during the period, which had an adverse impact on our cash and cash equivalents balances in subsidiaries with Euro as their functional currency.

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

During the three and six months ended September 30, 2017, we declared and paid cash dividends of approximately CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on our outstanding common stock. During the three and six months ended September 30, 2016, we declared and paid cash dividends of approximately CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on our outstanding common stock. Any future dividends will be subject to the approval of our shareholders.

In March 2017, our Board of Directors approved another share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2014 buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2017, $239.9 million is still available for repurchase under the March 2017 program.

As noted in "Note 7 - Fair Value Measurements" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird with an additional earn-out of up to $45.0 million in cash based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets are met, the Company will pay a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. In October 2017, we entered into an agreement with the sellers of Jaybird fully, irrevocably and unconditionally releasing the Company from the earn-out rights and payments in the Jaybird purchase agreement in exchange for $5 million cash. The payment is expected to be made in the third quarter of fiscal year 2018.

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

Purchase Commitments

As of September 30, 2017, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of two third-party contract manufacturers' purchase obligations. As of September 30, 2017, the maximum amount of this guarantee was $3.8 million, of which $1.4 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2017, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended September 30, 2017, approximately 51% of our sales were in non-U.S. denominated currencies, with 27% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compare to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of September 30, 2017. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Chinese Renminbi	$(36,658)	$3,333	$(4,073)
U.S. Dollar	Canadian Dollar	15,827	(1,439)	1,759
U.S. Dollar	Australian Dollar	12,230	(1,112)	1,359
U.S. Dollar	Singapore Dollar	(11,030)	1,003	(1,226)
U.S. Dollar	Mexican Peso	10,453	(950)	1,161
U.S. Dollar	Taiwanese Dollar	(8,899)	809	(989)
U.S. Dollar	Japanese Yen	6,813	(619)	757
Euro	British Pound	3,343	(304)	371
Euro	Turkish Lira	3,083	(280)	343
Euro	Swedish Krona	(2,585)	235	(287)
Euro	U.S. Dollar	1,557	(142)	173
Euro	Swiss Franc	(1,183)	108	(131)
Euro	Croatian Kuna	1,181	(107)	131
U.S. Dollar	Brazilian Real	1,114	(101)	124
Euro	Polish Zloty	(968)	88	(108)
U.S. Dollar	Korean Wan	(883)	80	(98)
Euro	Russian Ruble	(863)	78	(96)
U.S. Dollar	Russian Ruble	622	(57)	69
Swiss Franc	British Pound	(547)	50	(61)
		$(7,393)	$673	$(822)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of September 30, 2017, net liabilities held in CNY totaled $36.7 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of September 30, 2017 and March 31, 2017, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $149.1 million and $59.4 million, respectively. Deferred realized losses of $2.6 million were recorded in accumulated other comprehensive loss as of September 30, 2017, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $0.1 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of September 30, 2017, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of September 30, 2017 and March 31, 2017 relating to foreign currency receivables or payables were $95.6 million and $56.7 million, respectively. Open forward and swap contracts as of September 30, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars, Australian Dollars and Chinese Renminbi to be settled at future dates at pre-determined exchange rates.

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

Material Weakness in Internal Controls over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of March 31, 2017 that continued to exist as of September 30, 2017:

In connection with the Company’s sales growth strategy in EMEA, the Company expanded its use of performance-based customer programs in the region in fiscal 2016 and 2017. As a result, the allowances and accruals for customer incentive, cooperative marketing and pricing programs increased in those years. In prior periods, the Company did not have sufficient historical data on customer breakage patterns in the EMEA region to allow for a reliable estimation of future customer breakage attributable to these allowances and accruals. However, by the fourth quarter of fiscal year 2017, sufficient historical data was available to establish a model to reliably estimate the expected future customer breakage. As of March 31, 2017, the Company did not identify that sufficient historical data existed to estimate future customer breakage and, as a result, the Company did not modify the design of the control activities related to the accuracy of the allowance and accruals to respond to the change in relevant data. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed above in Management’s Plan to Remediate the Material Weakness.

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

As a result, we are focusing more of our attention, which may include the personnel, financial resources and management attention, on product innovations and growth opportunities, including products for the consumption of digital music, products for gaming, products for video collaboration, products for the digital home, and on other potential growth opportunities. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

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

In recent years, we have expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony Corporation, Polycom, Samsung and others, have greater financial, technical, sales, marketing and other resources than we have.

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
Competition in the home control market also exists in form of home automation platforms such as Smart Things (owned by Samsung), Amazon with their Echo product, Google Home and Nest (owned by Alphabet), Wink and many other startups. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.
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

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod, iPhone and Siri, the Android phones and tablets, Google Home and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, and we acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

Our business requires us to coordinate the manufacture and distribution of our products over much of the world. We rely on third parties to manufacture many of our products, manage centralized distribution centers, and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, if our manufacturers, distribution logistics providers or transport providers are not able to successfully and timely process our business or if we do not receive timely and accurate information from such providers, and especially if we expand into new product categories or our business grows in volume, we may have an insufficient supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar denominated sales and operating expenses worldwide. For the three months ended September 30, 2017, approximately 51% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2018, the following approved share buyback programs were in place (in thousands):

Share Buyback Program	Shares	Approved Amounts
March 2014	17,311	$250,000
March 2017	17,311	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program *
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
July 1, 2017 to July 28, 2017	—	—	—	$250,000
Month 2
July 29, 2017 to August 25, 2017	200	33.15	—	243,087
Month 3
August 26, 2017 to September 29, 2017	87	35.72	—	239,875
Total	287	33.93	—	$239,875
* The March 2014 program expired in April 2017.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of July 10, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.***

2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 11, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.***

10.1	Agreement between Logitech Europe S.A. and Marcel Stolk, dated as of July 22, 2017.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

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

*** Confidential treatment has been requested for certain provisions omitted from this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended. The omitted information has been filed separately, with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.

November 1, 2017	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

November 1, 2017	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer