Form 10-Q
period 2017-12-31
LOGITECH INTERNATIONAL SA
filed 2018-01-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 12, 2018, there were 164,110,890 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2018 ended on December 29, 2017. The same quarter in the prior fiscal year ended on December 30, 2016. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$812,021	$666,707	$1,974,437	$1,710,875
Cost of goods sold	533,631	418,015	1,271,127	1,083,908
Amortization of intangible assets and purchase accounting effect on inventory	2,789	1,929	6,304	4,705
Gross profit	275,601	246,763	697,006	622,262

Operating expenses:
Marketing and selling	116,153	102,036	325,917	279,700
Research and development	34,398	32,284	106,144	96,867
General and administrative	22,291	24,598	72,850	75,543
Amortization of intangible assets and acquisition-related costs	2,496	1,494	6,377	4,535
Change in fair value of contingent consideration for business acquisition	—	(9,925)	(4,908)	(9,925)
Total operating expenses	175,338	150,487	506,380	446,720
Operating income	100,263	96,276	190,626	175,542
Interest income	874	202	3,097	263
Other income (expense), net	(324)	2,634	(894)	943
Income before income taxes	100,813	99,112	192,829	176,748
Provision for income taxes	20,040	1,647	18,691	10,297
Net income	$80,773	$97,465	$174,138	$166,451

Net income per share:
Basic	$0.49	$0.60	$1.06	$1.03
Diluted	$0.48	$0.59	$1.03	$1.01

Weighted average shares used to compute net income per share:
Basic	164,248	161,977	163,924	162,070
Diluted	169,079	165,901	168,832	165,211

Cash dividend per share	$—	$—	$0.63	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income	$80,773	$97,465	$174,138	$166,451
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	1,535	(7,968)	5,176	(7,714)
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	479	1,193	859	1,520
Amortization included in operating expenses	51	424	153	1,289
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(677)	2,497	(6,026)	4,026
Reclassification of hedging loss (gain) included in cost of goods sold	2,248	(463)	5,377	432
Other comprehensive income (loss):	3,636	(4,317)	5,539	(447)
Total comprehensive income	$84,409	$93,148	$179,677	$166,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$564,888	$547,533
Accounts receivable, net	351,753	185,179
Inventories	278,979	253,401
Other current assets	57,530	41,732
Total current assets	1,253,150	1,027,845
Non-current assets:
Property, plant and equipment, net	86,901	85,408
Goodwill	275,563	249,741
Other intangible assets, net	92,371	47,564
Other assets	122,839	88,119
Total assets	$1,830,824	$1,498,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$429,119	$274,805
Accrued and other current liabilities	278,055	232,273
Total current liabilities	707,174	507,078
Non-current liabilities:
Income taxes payable	34,410	51,797
Other non-current liabilities	82,004	83,691
Total liabilities	823,588	642,566
Commitments and contingencies (Note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares — 173,106 at December 31 and March 31, 2017
Conditionally authorized shares — 50,000 at December 31 and March 31, 2017
Additional paid-in capital	38,902	26,596
Shares in treasury, at cost — 8,899 at December 31, 2017 and 10,727 at March 31, 2017	(164,559)	(174,037)
Retained earnings	1,197,912	1,074,110
Accumulated other comprehensive loss	(95,167)	(100,706)
Total shareholders’ equity	1,007,236	856,111
Total liabilities and shareholders’ equity	$1,830,824	$1,498,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$174,138	$166,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,218	32,479
Amortization of intangible assets	10,653	6,618
Gain on investments in privately held companies	(550)	(547)
Loss on disposal of property, plant and equipment	7	—
Share-based compensation expense	33,239	26,354
Deferred income taxes	6,728	(473)
Change in fair value of contingent consideration for business acquisition	(4,908)	(9,925)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(164,028)	(139,414)
Inventories	(5,692)	(15,194)
Other assets	(18,953)	(6,346)
Accounts payable	151,711	109,095
Accrued and other liabilities	43,521	71,549
Net cash provided by operating activities	256,084	240,647
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,593)	(23,372)
Investment in privately held companies	(880)	(640)
Acquisitions, net of cash acquired	(88,323)	(66,987)
Proceeds from return of investment in privately held companies	237	—
Changes in restricted cash	—	715
Purchases of short-term investments	(6,789)	—
Sales of short-term investments	6,789	—
Purchases of trading investments	(2,842)	(5,868)
Proceeds from sales of trading investments	3,209	5,912
Net cash used in investing activities	(116,192)	(90,240)
Cash flows from financing activities:
Payment of cash dividends	(104,248)	(93,093)
Payment of contingent consideration for business acquisition	(5,000)	—
Purchases of registered shares	(20,408)	(63,764)
Proceeds from exercises of stock options and purchase rights	30,947	20,355
Tax withholdings related to net share settlements of restricted stock units	(25,505)	(13,054)
Net cash used in financing activities	(124,214)	(149,556)
Effect of exchange rate changes on cash and cash equivalents	1,677	(6,468)
Net increase (decrease) in cash and cash equivalents	17,355	(5,617)
Cash and cash equivalents, beginning of the period	547,533	519,195
Cash and cash equivalents, end of the period	$564,888	$513,578
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,779	$4,044
Unpaid purchase price for business acquisition	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	166,451	(447)	166,004
Purchases of registered shares	—	—	—	3,321	(63,764)	—	—	(63,764)
Tax effects from share-based awards	—	—	(1,463)	—	—	—	—	(1,463)
Sales of shares upon exercise of stock options and purchase rights	—	—	6,435	(1,524)	13,920	—	—	20,355
Issuance of shares upon vesting of restricted stock units	—	—	(21,714)	(1,196)	10,909	(2,249)	—	(13,054)
Share-based compensation	—	—	26,462	—	—	—	—	26,462
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
December 31, 2016	173,106	$30,148	$16,336	11,298	$(167,342)	$1,034,685	$(112,432)	$801,395

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	174,138	5,539	179,677
Purchases of registered shares	—	—	—	581	(20,408)	—	—	(20,408)
Sales of shares upon exercise of stock options and purchase rights	—	—	15,958	(1,126)	14,989	—	—	30,947
Issuance of shares upon vesting of restricted stock units	—	—	(40,402)	(1,283)	14,897	—	—	(25,505)
Share-based compensation	—	—	33,457	—	—	—	—	33,457
Cash dividends	—	—	—			(104,248)	—	(104,248)
December 31, 2017	173,106	$30,148	$38,902	8,899	$(164,559)	$1,197,912	$(95,167)	$1,007,236

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

Business Acquisitions

In August 2017, the Company acquired the ASTRO Gaming business. In November 2017, the Company also made a small acquisition. See "Note 2 - Business Acquisitions" for more information.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and nine months ended December 31, 2017.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below, there have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2017 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Recent Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330 previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, the Company reclassified $6.4 million of excess tax benefits previously reported under financing activities to operating activities for the nine months ended December 31, 2016 on its condensed consolidated statements of cash flows. Under the new standard, the Company accounts for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. The Company further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

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

Recent Accounting Pronouncements to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") which supersedes the revenue recognition requirements under Accounting Standard Codification ("ASC") 605, Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will become effective for the Company on April 1, 2018. The Company will adopt Topic 606 utilizing the modified retrospective transition method, which recognizes the cumulative effect of initially applying Topic 606 as an adjustment to retained earnings at the adoption date. The Company continues to evaluate the impact this new standard will have on the current contracts with customers and the accruals of various sales and marketing programs the Company offers and has identified the following areas that are impacted:

Accrual for cooperative marketing arrangements and customer incentive programs: At the end of every quarter, the Company estimates accruals for cooperative marketing arrangements and customer incentive programs based on negotiated terms, consideration of historical experience, and inventory levels in the channel. Under ASC 605, these programs are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the customer. Under Topic 606, these programs qualify as variable consideration and are recorded as a reduction of the transaction price at the contract inception based on the expected value method. Certain of these programs will reflect such change which will lead to the recognition of the accruals sooner as compared to the guidance in ASC 605.

Breakage estimates: The Company applies a breakage rate to reduce its accruals of customer incentive, cooperative marketing, and pricing programs based on the estimated percentage of these customer programs that will not be claimed or earned. The breakage rate is applied when the Company is able to reasonably estimate the amounts that will be ultimately claimed by customers, which generally occurs up to one quarter after the program is accrued. Under Topic 606, variable consideration must be estimated at the outset of the arrangement, subject to the constraint guidance to ensure that a significant revenue reversal will not occur. As a result, upon adoption of Topic 606, revenue will be recognized sooner as compared to the existing revenue guidance.

The Company expects to complete its analysis of Topic 606 and reasonably estimate the impact to its consolidated financial statements when its Annual Report on Form 10-K for the fiscal year ending March 31, 2018 is filed. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions. It is possible that during the fourth quarter of fiscal year 2018, the Company may identify additional areas which may result in material impact on the Company’s consolidated financial statements.

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

The Company does not expect the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for annual or any interim periods in annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements and will adopt this standard effective April 1, 2019.

Note 2 — Business Acquisitions

ASTRO Acquisition

On August 11, 2017 (the "Acquisition Date"), the Company acquired certain assets and liabilities constituting the ASTRO Gaming business ("ASTRO") from AG Acquisition Corporation for a purchase price of $85.0 million in cash (the "ASTRO Acquisition"). ASTRO is a leading console gaming accessory brand with a history of producing award-winning headsets for professional gamers and enthusiasts. ASTRO provides a strong growth platform in the console gaming accessories market.

ASTRO meets the definition of a business, and its acquisition is accounted for using the acquisition method. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Inventories	$10,331
Property, plant and equipment	2,760
Intangible assets	52,520
Other assets	605
Total identifiable assets acquired	$66,216
Accrued liabilities	(2,982)
Net identifiable assets acquired	$63,234
Goodwill	21,766
Net assets acquired	$85,000

Goodwill related to the transaction is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and ASTRO. Goodwill is expected to be deductible for tax purposes.

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by ASTRO immediately before the acquisition date is $0.8 million, which will be recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the condensed consolidated statements of operations upon the sale of the acquired inventory.

The Company included ASTRO's estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning on the Acquisition Date. The results of operations for ASTRO for this partial quarter have been included in, but are not material to, the Company's condensed consolidated statements of operations from the Acquisition Date. Pro forma results of operations for the ASTRO Acquisition have not been presented because they are not material to the condensed consolidated statements of operations.

The following table summarizes the estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$12,540	4.0
Customer relationships	33,100	8.0
Trade name	6,880	6.0
Total intangible assets acquired	$52,520	6.8

Intangible assets acquired as a result of the ASTRO Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $0.8 million and $1.2 million, respectively, during the three and nine months ended December 31, 2017 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the condensed consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $1.3 million and $2.0 million, respectively, during the three and nine months ended December 31, 2017 is included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

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

The fair values of developed technology and trade name were estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 2%, respectively, and both were discounted at a rate of 13%.

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

The Company believes the value of purchased intangible assets recorded above represents the fair values of, and approximates the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.

The Company incurred acquisition-related costs for the ASTRO Acquisition of approximately $0.3 million and $1.3 million for the three and nine months ended December 31, 2017, respectively. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

For the three and nine months ended December 31, 2017, ASTRO contributed $33.5 million and $36.2 million to net sales, respectively, representing approximately 4% of the net sales of the Company for the three-month period and 2% for the nine-month period.

In November 2017, the Company also made a small acquisition for a total consideration of $5.2 million, including cash acquired of $0.9 million. $1.0 million of the total consideration was retained by the Company for the purpose of ensuring the seller's representations, warranties and covenants.

Note 3 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net Income	$80,773	$97,465	$174,138	$166,451

Shares used in net income per share computation:
Weighted average shares outstanding - basic	164,248	161,977	163,924	162,070
Effect of potentially dilutive equivalent shares	4,831	3,924	4,908	3,141
Weighted average shares outstanding - diluted	169,079	165,901	168,832	165,211

Net income per share:
Basic	$0.49	$0.60	$1.06	$1.03
Diluted	$0.48	$0.59	$1.03	$1.01

Share equivalents attributable to outstanding stock options and restricted stock units of 0.5 million and 1.7 million for the three months ended December 31, 2017 and 2016, respectively, and 1.1 million and 2.8 million for the nine months ended December 31, 2017 and 2016, respectively, were anti-dilutive and excluded from the calculation of diluted net income per share.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2017, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan), each as amended.

The following table summarizes the share-based compensation expense and total income tax provision (benefit) recognized for share-based awards for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of goods sold	$960	$617	$2,762	$1,930
Marketing and selling	4,624	4,006	13,348	10,687
Research and development	1,621	1,176	4,797	3,007
General and administrative	4,351	3,588	12,332	10,730
Total share-based compensation expense	11,556	9,387	33,239	26,354
Income tax provision (benefit)	3,038	(2,391)	(11,921)	(6,092)
Total share-based compensation expense, net of income tax	$14,594	$6,996	$21,318	$20,262

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period. The income tax benefit is reduced by income tax provision resulting from remeasurement of applicable federal deferred tax assets due to the enactment of H.R.1, also known as the "Tax Cuts and Jobs Act" ("the Tax Act") in the United States on December 22, 2017. See "Note 5 - Income Taxes" for more information.

As of December 31, 2017 and 2016, the Company capitalized $0.8 million and $0.6 million of share-based compensation expense to inventory, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.3 million and $2.8 million for the three months ended December 31, 2017 and 2016, respectively, and $6.9 million and $8.4 million for the nine months ended December 31, 2017 and 2016, respectively, was primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2017 was $20.0 million based on an effective income tax rate of 19.9% of pre-tax income, compared to an income tax provision of $1.6 million based on an effective income tax rate of 1.7% of pre-tax income for the three months ended December 31, 2016. The income tax provision for the nine months ended December 31, 2017 was $18.7 million based on an effective income tax rate of 9.7% of pre-tax income, compared to an income tax provision of $10.3 million based on an effective income tax rate of 5.8% for the nine months ended December 31, 2016.

On December 22, 2017, the Tax Act was signed into law in the United States. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax regime. Among other things, the Tax Act permanently reduces the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, repeals corporate alternative minimum tax, limits various business deductions, modifies the maximum deduction of net operating loss with no carryback but indefinite carryforward provision and includes various international tax provisions. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

ASC 740 requires recognition of the effects of tax law changes in the period of enactment. Notwithstanding that the effective date of the Tax Act for most provisions is January 1, 2018, such effects must be recognized in December 2017 financial statements. In accordance to the new tax legislation, the Company applied a blended federal income tax rate of 31.6% to its operations in the United States effective at the beginning of the fiscal year based on a pro-rated percentage of the number of days before and after January 1, 2018. Furthermore, the Company recorded an income tax charge of $19.9 million from the estimated remeasurement of federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate and an income tax benefit of $4.1 million from assessment of valuation allowance against tax credits due to changes in tax laws. These amounts account for the change in the effective income tax rate in the three months ended December 31, 2017 compared to the same period of the prior fiscal year.

The estimated remeasurement of deferred tax assets and liabilities was based on tax rates generally at 31.6% and 21% depending on the timing of when the individual deferred tax assets and liabilities are expected to recover or settle in the future. The net provisional charge from deferred tax remeasurement and assessment of valuation allowance is based on currently available information and interpretations which are continuing to evolve. The Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Tax Act, and the final determination of the net deferred tax assets subject to the remeasurement and related impacts to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the recorded amounts. The Company continues to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, which will be completed no later than the third quarter of fiscal year 2019.

The change in the effective income tax rate in the nine months ended December 31, 2017 compared to the same period of the prior fiscal year is primarily due to the recognition of excess tax benefits of $10.8 million after adoption of ASU 2016-09 and income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations are largely offset by income tax provision from the remeasurement of deferred tax assets and liabilities in the third quarter. In the three and nine months ended December 31, 2017, there was a discrete income tax benefit of $6.0 million and $7.9 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended December 31, 2016, the income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations was $9.4 million and $11.1 million, respectively.

As of December 31 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $67.3 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

The Company had $34.4 million in non-current income taxes payable and $0.1 million in current income taxes payable, including interest and penalties, related to its income tax liability for uncertain tax positions as of December 31, 2017, compared to $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable as of March 31, 2017. The Company applied to a settlement program and paid $1.9 million to the tax authorities in a foreign jurisdiction in the third quarter of fiscal year 2018.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31 and March 31, 2017, the Company had $2.1 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2018, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $21.4 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2017 (in thousands):

	December 31, 2017	March 31, 2017
Accounts receivable, net:
Accounts receivable	$668,811	$395,754
Allowance for doubtful accounts	(233)	(607)
Allowance for sales returns	(25,008)	(18,800)
Allowance for cooperative marketing arrangements *	(44,033)	(28,022)
Allowance for customer incentive programs *	(102,974)	(60,857)
Allowance for pricing programs *	(144,810)	(102,289)
	$351,753	$185,179
Inventories:
Raw materials	$35,752	$30,582
Finished goods	243,227	222,819
	$278,979	$253,401
Other current assets:
Value-added tax receivables	$29,620	$23,132
Prepaid expenses and other assets	27,910	18,600
	$57,530	$41,732
Property, plant and equipment, net:
Property, plant and equipment at cost	$362,809	$348,760
Less: accumulated depreciation and amortization	(275,908)	(263,352)
	$86,901	$85,408
Other assets:
Deferred tax assets **	$86,518	$57,303
Trading investments for deferred compensation plan	17,998	15,043
Investments in privately held companies	11,969	10,776
Other assets	6,354	4,997
	$122,839	$88,119

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2017 (in thousands):

	December 31, 2017	March 31, 2017
Accrued and other current liabilities:
Accrued personnel expenses	$73,124	$88,346
Indirect customer incentive programs *	69,921	36,409
Warranty accrual	15,640	13,424
Employee benefit plan obligation	2,164	1,266
Income taxes payable	4,387	6,232
Contingent consideration for business acquisition - current portion	—	2,889
Other current liabilities	112,819	83,707
	$278,055	$232,273
Other non-current liabilities:
Warranty accrual	$10,624	$8,487
Obligation for deferred compensation plan	17,998	15,043
Employee benefit plan obligation	43,110	41,998
Deferred tax liability	1,789	1,789
Contingent consideration for business acquisition - non-current portion	—	7,019
Other non-current liabilities	8,483	9,355
	$82,004	$83,691

*The increases in the allowances for cooperative marketing arrangements, customer incentive programs, pricing programs and indirect customer incentive programs as of December 31, 2017 compared with March 31, 2017 were primarily the result of seasonality in the Company's business and increases in these marketing and promotional activities.

**The increase in deferred tax assets was primarily due to the adoption of ASU 2016-09 effective April 1, 2017, partially offset by the remeasurement of federal deferred tax assets as a result of the enactment of the Tax Act in the third quarter of fiscal year 2018. See "Note 5 - Income Taxes" for more information.

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

•Level 2 — Observable inputs other than quoted market prices included in Level 1, such as: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2017			March 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$402,983	$—	$—	$448,742	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$4,229	$—	$—	$2,813	$—	$—
Mutual funds	13,769	—	—	12,230	—	—
Total of trading investments for deferred compensation plan	$17,998	$—	$—	$15,043	$—	$—

Currency exchange derivative assets included in other current assets	$—	$235	$—	$—	$48	$—

Liabilities:
Acquisition-related contingent consideration included in accrued and other current liabilities and other non-current liabilities	$—	$—	$—	$—	$—	$9,908
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$1,392	$—	$—	$443	$—

The following table summarizes the changes in fair value of the Company’s contingent consideration balance measured with Level 3 inputs during the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Beginning of the period	$—	$18,000	$9,908	$—
Fair value of contingent consideration upon acquisition	—	—	—	18,000
Change in fair value of contingent consideration	—	(9,925)	(4,908)	(9,925)
Expected payment (see below)	—	—	(5,000)	—
End of the period	$—	$8,075	$—	$8,075

Acquisition-related contingent consideration

On April 20, 2016 (the "Jaybird Acquisition Date"), the Company acquired all of the equity interests of Jaybird, LLC (“Jaybird”). The acquisition-related contingent consideration liability arising from the Jaybird acquisition represented the future potential earn-out payments of up to $45.0 million based on the achievement of certain net revenue targets over approximately a two-year period. If the net revenue targets were met, the Company would have paid a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Jaybird Acquisition Date was $18.0 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value was remeasured at each reporting period based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the condensed consolidated statements of operations. Projected net sales were based on the Company's internal projections, including analysis of the target markets. In October 2017, before the issuance of the condensed financial statements for the three months ended September 30, 2017, the Company and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing the Company from the earn-out rights and payments in exchange for $5.0 million in cash, which approximated the fair value of the contingent consideration as of September 30, 2017. As a result, the contingent consideration was transferred out from financial liability with Level 3 inputs as of September 30, 2017 as fair value measurement was no longer required. The Company paid the $5.0 million in November 2017 and included the same as financing activities on its condensed consolidated statements of cash flows.

Investment Securities

The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $18.0 million and $15.0 million, respectively, as of December 31, 2017 and March 31, 2017, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains (losses) related to trading securities for the three and nine months ended December 31, 2017 and 2016 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There were no material impairments of long-lived assets during the three and nine months ended December 31, 2017 or 2016.

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

The aggregate recorded amount of cost method investments included in other assets as of December 31, 2017 and March 31, 2017 was $7.1 million and $7.4 million, respectively.

Note 8 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2017 and March 31, 2017.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of December 31, 2017 or March 31, 2017. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of December 31, 2017 and March 31, 2017 (in thousands):

	Derivatives
	Asset		Liability
	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Cash flow hedges	$235	$48	$1,327	$402

The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2017	2016
Cash flow hedges	$(677)	$2,497	$2,248	$(463)

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2017	2016	2017	2016
Cash flow hedges	$(6,026)	$4,026	$5,377	$432

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows.  Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $135.0 million and $59.4 million as of December 31, 2017 and March 31, 2017, respectively. The Company estimates that $1.2 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2017 will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2017 and March 31, 2017 were $89.0 million and $56.7 million, respectively. Open forward and swap contracts outstanding as of December 31, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars, Australian Dollars and Chinese Renminbi to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of the goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount.

The Company performed its annual impairment analysis of the goodwill as of December 31, 2017 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, the only reportable segment of the Company, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of the following key factors: change in industry and competitive environment, growth in the Company's market capitalization and budgeted-to-actual revenue performance from the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2017 (in thousands):

As of March 31, 2017	$249,741
Business acquisitions	25,800
Currency translation	22
As of December 31, 2017	$275,563
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$23,790	$(8,719)	$15,071	$16,500	$(6,933)	$9,567
Developed Technology	76,875	(48,352)	28,523	63,285	(42,831)	20,454
Customer contracts/relationships	59,760	(10,983)	48,777	25,180	(7,637)	17,543
Total	$160,425	$(68,054)	$92,371	$104,965	$(57,401)	$47,564

Note 10 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $62.1 million as of December 31, 2017. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2017, the Company had outstanding bank guarantees of $44.2 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2017 or March 31, 2017.

Note 11 — Commitments and Contingencies

Product Warranties

All of the Company’s peripherals products sold are covered by warranty to be free from defects in material and workmanship. The warranty period varies by product and by region.

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Beginning of the period	$24,349	$21,612	$21,911	$20,380
Assumed from business acquisition	—	—	1,230	1,963
Provision	7,820	4,521	17,535	10,861
Settlements	(6,050)	(3,550)	(15,229)	(10,430)
Currency translation	145	(462)	817	(653)
End of the period	$26,264	$22,121	$26,264	$22,121

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of December 31, 2017, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2017, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares following the expiration date of the 2014 share buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

During the nine months ended December 31, 2017 and 2016, 0.6 million and 3.3 million shares, respectively, were repurchased for $20.4 million and $63.8 million, respectively.

Cash Dividend on Shares of Common

During the nine months ended December 31, 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on the Company's outstanding common stock. During the nine months ended December 31, 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on the Company's outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses	Total
March 31, 2017	$(89,708)	$(10,480)	$(518)	$(100,706)
Other comprehensive income (loss)	5,176	1,012	(649)	5,539
December 31, 2017	$(84,532)	$(9,468)	$(1,167)	$(95,167)

(1)        Tax effect was not significant as of December 31 or March 31, 2017.

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

Net sales by product categories, excluding intercompany transactions, for the three and nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Pointing Devices	$140,983	$142,166	$386,700	$382,249
Keyboards & Combos	126,372	125,289	361,685	359,824
PC Webcams	27,280	30,503	80,371	80,072
Tablet & Other Accessories	26,648	24,852	80,650	59,351
Video Collaboration	46,252	35,807	128,008	88,298
Mobile Speakers	147,377	106,578	300,843	261,046
Audio-PC & Wearables	84,435	67,225	197,082	186,058
Gaming	173,802	107,181	365,232	242,874
Smart Home	38,692	26,942	73,481	49,916
Other (1)	180	164	385	1,187
Total net sales	$812,021	$666,707	$1,974,437	$1,710,875

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Americas	$380,130	$290,724	$887,523	$753,179
EMEA	253,767	233,251	622,681	576,809
Asia Pacific	178,124	142,732	464,233	380,887
Total net sales	$812,021	$666,707	$1,974,437	$1,710,875

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated net sales for each of the periods presented herein. No other countries represented more than 10% of the Company’s total consolidated net sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 1% and 2% of the Company’s total consolidated net sales for the three and nine months ended December 31, 2017, respectively, and 2% for each of the three and nine months ended December 31, 2016.

Two customer groups of the Company each represented more than 10% of the total consolidated net sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	December 31, 2017	March 31, 2017
Americas	$36,688	$37,242
EMEA	4,604	4,006
Asia Pacific	45,609	44,160
Total Property, plant and equipment, net	$86,901	$85,408

Property, plant and equipment, net in the United States and China were $36.6 million and $37.8 million, respectively, as of December 31, 2017, and $37.1 million and $37.2 million, respectively, as of March 31, 2017. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net as of December 31, 2017 or March 31, 2017. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $2.0 million and $2.1 million as of December 31, 2017 and March 31, 2017, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, resolution of our North American distribution center issues, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, the impact of the Tax Cuts and Jobs Act on our overall effective income tax rate, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our remediation efforts to address our material weaknesses, our belief that our disclosure controls and procedures will become effective at the reasonable assurance level by the end of fiscal year 2018, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
On August 11, 2017 (the "Acquisition Date"), we acquired certain assets and liabilities constituting the ASTRO Gaming business ("ASTRO") from AG Acquisition Corporation for a purchase price of $85.0 million in cash (the "ASTRO Acquisition"). ASTRO is a leading console gaming brand with a history of producing award-winning headsets for professional gamers and enthusiasts.

Summary of Financial Results

Our net sales for the three and nine months ended December 31, 2017 increased 22% and 15%, respectively, compared to the three and nine months ended December 31, 2016, due to stronger net sales across all regions. The results of operations for ASTRO have been included in our condensed consolidated statements of operations from the Acquisition Date. The ASTRO business is highly seasonal and it typically generates approximately half of its fiscal year sales in the third quarter.

For the three and nine months ended December 31, 2017, ASTRO contributed $33.5 million and $36.2 million to net sales, respectively, representing approximately 4% of our net sales for the three-month period and 2% for the nine-month period. For the nine months ended December 31, 2017, Saitek, which was acquired on September 15, 2016, contributed $8.4 million of sales increase, compared with the nine months ended December 31, 2016.

Our net sales for the three months ended December 31, 2017 increased 31%, 9% and 25% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our net sales for the nine months ended December 31, 2017 increased 18%, 8% and 22% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

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

We added a new third-party logistics provider and distribution center in North America in the second half of the second quarter of fiscal year 2018 to support our growth. We experienced significant challenges in the transition from one distribution center to two, operating procedures at the newer distribution center, and in ramping fulfillment in the second quarter and early third quarter of fiscal year 2018. As a result, we incurred additional cost on freight and warehouse-related expense. We have started transition back to only one distribution center for North America and the process is expected to be completed during the fourth quarter of fiscal year 2018.

Our gross margin for the three months ended December 31, 2017 decreased to 33.9% from 37.0% for the three months ended December 31, 2016. Approximately 150 basis points of the decrease in gross margin was driven by an increase in logistics costs including additional costs from the transition of the distribution center in North America and the remaining decrease was primarily due to an increase in promotions related to product transition, and product mix, partially offset by lower variable compensation based on operational metrics.

Our gross margin for the nine months ended December 31, 2017 decreased to 35.3% from 36.4% for the nine months ended December 31, 2016. The decrease in gross margin was primarily driven by an increase in logistics costs including additional costs from the transition of the distribution center in North America, an increase in promotions related to product transition, and product mix, partially offset by product cost reductions and lower variable compensation based on operational metrics in the recent quarter.

Operating expenses for the three months ended December 31, 2017 were $175.3 million, or 21.6% of net sales, compared to $150.5 million, or 22.6% of net sales, in the same period of the prior fiscal year. Operating expenses for the nine months ended December 31, 2017 were $506.4 million, or 25.6% of net sales, compared to $446.7 million, or 26.1% of net sales, in the same period of the prior fiscal year. The increase for the three-month period was primarily driven by higher external expenses to support the advertising and marketing efforts for our new products, higher personnel related cost due to additional headcount from ASTRO Acquisition, and a credit from change in fair value of contingent consideration from the Jaybird Acquisition in the prior year, partially offset by lower variable compensation for fiscal year 2018 based on operational metrics. The increase for the nine-month period was mainly due to increases in marketing and selling expenses and research and development expenses from higher personnel-related costs due to increased headcount and higher external expenses to support the advertising and marketing efforts for our new products, in addition to a lower credit from the change in fair value of contingent consideration for business acquisition, partially offset by lower variable compensation based on operational metrics.

We recorded an income tax charge of $19.9 million from the provisional remeasurement of federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate and a provisional income tax benefit of $4.1 million from the reduction in federal valuation allowance against tax credits as a result of the tax reform.

Net income for the three and nine months ended December 31, 2017 was $80.8 million and $174.1 million, respectively, compared to $97.5 million and $166.5 million for the three and nine months ended December 31, 2016, respectively.

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
Trends Specific to Our Five Market Opportunities
Music: The music market grew during the first nine months of fiscal year 2018, driven by growing consumption of music through mobile devices such as smartphones and tablets. According to the Recording Industry Association of America (RIAA), revenues from streaming music platforms grew significantly in the first nine months of 2017. This market growth, together with our investments in the Ultimate Ears and Jaybird brands, new channel expansion, integration of personal voice assistants, such as Google Home and Amazon Alexa, and our new product introductions, has driven our growth in this market. The integration of personal voice assistants has become increasingly competitive in the speaker categories.

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

Smart Home: This market increased in fiscal year 2017 and has continued to grow in the first nine months of fiscal year 2018. In October 2016, we integrated Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Echo Dot or a Google Home device. Our Ultimate Ears MEGABLAST and BLAST come with Amazon Alexa built-in, featuring voice-controlled music and the full range of Alexa’s skills. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.

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
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher net sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, due in part to seasonal holiday demand. Additionally, new product introductions and business acquisitions can significantly impact net sales, product costs and operating expenses. Product introductions can also impact our net sales to our distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future net sales or financial performance.

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

Other than the recent accounting pronouncement adoptions discussed below, there have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2017, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Adoption of New Accounting Guidance

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" ("ASU 2015-11"). Topic 330, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value and effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017, which has not had a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, we reclassified $6.4 million of excess tax benefits previously reported under financing activities to operating activities for the nine months ended December 31, 2016 on our condensed consolidated statements of cash flows. Under the new standard, we account for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. We further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

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

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by significant shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our net sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended December 31, 2017, 47% of our net sales were denominated in currencies other than the U.S. Dollar.

Results of Operations
Net Sales
Net sales for the three and nine months ended December 31, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Net Sales	$812,021	$666,707	22%	$1,974,437	$1,710,875	15%

Our net sales in the three and nine months ended December 31, 2017 increased 22% and 15%, respectively, compared to the same periods of the prior fiscal year. Sales increased across all three regions during the three and nine months ended December 31, 2017. If currency exchange rates had been constant in the three and nine months ended December 31, 2017 and 2016, our constant dollar sales growth rates would have been 18% and 14%, respectively. We grew across most of our product categories, with Gaming, Smart Home, Video Collaboration and Mobile Speakers growing double digits for both periods presented above compared to the same periods of the prior fiscal year.

Net Sales by Region

The following table presents the change in net sales by region for the three and nine months ended December 31, 2017, compared with the three and nine months ended December 31, 2016:

	Three Months Ended December 31, 2017 Change in Sales	Nine Months Ended December 31, 2017 Change in Sales
Americas	31%	18%
EMEA	9	8
Asia Pacific	25	22

Americas:

Net sales in the Americas increased 31% and 18% during the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2017 and 2016, our constant dollar sales growth rate would have been 30% and 18% in the Americas, respectively. The increase for the three-month period was primarily driven by increases in sales of Gaming (including ASTRO), Mobile Speakers, Audio PC & Wearables and Smart Home. The increase for the nine-month period was driven by increases in sales of all categories, led by Gaming, Mobile Speakers, Tablet & Other Accessories and Smart Home.

EMEA:

Net sales in EMEA increased 9% and 8% during the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2017 and 2016, our constant dollar sales growth rates would have been 2% and 5%, respectively. The growth in both periods was driven by sales increases in Gaming, Mobile Speakers, Smart Home, and Video Collaboration, partially offset by declines in Pointing Devices and PC Webcams.

Asia Pacific:

Net sales in Asia Pacific increased 25% and 22% during the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2017 and 2016, our constant dollar sales growth rates would have been 23% and 22%, respectively. The growth in both periods was driven by Gaming, Video Collaboration, Mobile Speakers, Pointing Devices and Audio PC & Wearables.

Net Sales by Product Categories

Net sales by product category for the three and nine months ended December 31, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Pointing Devices	$140,983	$142,166	(1)%	$386,700	$382,249	1%
Keyboards & Combos	126,372	125,289	1	361,685	359,824	1
PC Webcams	27,280	30,503	(11)	80,371	80,072	—
Tablet & Other Accessories	26,648	24,852	7	80,650	59,351	36
Video Collaboration	46,252	35,807	29	128,008	88,298	45
Mobile Speakers	147,377	106,578	38	300,843	261,046	15
Audio-PC & Wearables	84,435	67,225	26	197,082	186,058	6
Gaming	173,802	107,181	62	365,232	242,874	50
Smart Home	38,692	26,942	44	73,481	49,916	47
Other (1)	180	164	10	385	1,187	(68)
Total net sales	$812,021	$666,707	22	$1,974,437	$1,710,875	15

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Sales by Product Categories

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices decreased 1% for the three months ended and increased 1% for the nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily driven by a decrease in sales of mice, partially offset by an increase in sales of trackball and presentation tools. The increase for the nine-month period was driven by an increase in sales of trackball and presentation tools, partially offset by the decrease in the sales of mice and other pointing devices.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos increased 1% in the three and nine months ended December 31, 2017, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales for cordless keyboards, partially offset by a decrease in sales of living room keyboards.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales decreased 11% and remained flat in the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily driven by the decreases in sales across most webcam products within this product category.

Tablet & Other Accessories

Our Tablet & Other Accessories category comprises keyboards and covers for tablets and smartphones as well as other accessories for mobile devices.

Net sales of Tablet & Other Accessories products increased 7% and 36% in the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales of tablet keyboards, including the introduction of the Slim Folio, 10.5-inch and 12.9-inch Slim Combo keyboard cases, partially offset by a decrease in sales for tablet covers and other accessories. Rugged Combo also contributed to the growth for the nine-month period.

Video Collaboration market:

Video Collaboration

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect small- and medium-sized user groups.

Net sales of Video Collaboration products increased 29% and 45% in the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily due to the introduction of the Brio 4K Pro Webcam, PTZ Pro 2 group camera, and Meetup video conference camera in the first half of fiscal year 2018. Logitech Group video conference system also contributed to the growth for the nine-month period.
Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Net sales of Mobile Speakers increased 38% and 15% for the three and nine months ended December 31, 2017, respectively, compared to the same period of the prior fiscal year. The increases for both periods were primarily due to the introduction of Ultimate Ears WONDERBOOM in early fiscal year 2018, and the launch of MEGABLAST and BLAST in the third quarter of fiscal year 2018.

Audio PC & Wearables

Our Audio PC & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables.

Audio-PC & Wearables net sales increased 26% and 6% for the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by a sales increase of Jaybird products, partially offset by a sales decrease of PC speakers and other headsets. Jaybird posted strong growth this quarter, with good contribution from Jaybird Run, our first true wireless earphone, and from our other Jaybird product lines.

Gaming market:

Gaming

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.

Gaming net sales increased 62% and 50% for the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The significant increases for both periods were primarily driven by the strong performance of console gaming headsets from the acquisition of ASTRO, as well as the continuing success of our gaming mice, steering wheels, keyboards, headsets and Saitek simulation products.

Smart Home market:

Smart Home

Our Smart Home category includes our Harmony line of advanced home entertainment controllers, home security cameras and new products, incorporating voice assistants, dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks.

Smart Home net sales increased 44% and 47% during the three and nine months ended December 31, 2017, respectively, compared to the same periods of the prior fiscal year. The increases were primarily due to the continued success of our Harmony Smart home remote, as well as the introduction of Circle 2 Wired and Circle 2 Wireless security cameras in the second quarter of fiscal year 2018.

Gross Profit

Gross profit for the three and nine months ended December 31, 2017 and 2016 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Change	2017	2016	Change
Net sales	$812,021	$666,707	22%	$1,974,437	$1,710,875	15%
Gross profit	$275,601	$246,763	12	$697,006	$622,262	12
Gross margin	33.9%	37.0%		35.3%	36.4%

Gross profit consists of net sales less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.

Our gross margin for the three months ended December 31, 2017 decreased by 310 basis points compared to the three months ended December 31, 2016. Approximately 150 basis points of the decrease in gross margin was driven by an increase in logistics costs including additional costs from the transition of the distribution center in North America and the remaining decrease was primarily due to an increase in promotions related to product transition, and product mix, partially offset by lower variable compensation based on operational metrics.

Our gross margin for the nine months ended December 31, 2017 decreased by 110 basis points compared to the nine months ended December 31, 2016. The decrease in gross margin was primarily driven by an increase in logistics costs including additional costs from the transition of the distribution center in North America, an increase in promotions related to product transition, and product mix, partially offset by product cost reductions and lower variable compensation based on operational metrics.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Marketing and selling	$116,153	$102,036	$325,917	$279,700
% of net sales	14.3%	15.3%	16.5%	16.3%
Research and development	34,398	32,284	106,144	96,867
% of net sales	4.2%	4.8%	5.4%	5.7%
General and administrative	22,291	24,598	72,850	75,543
% of net sales	2.7%	3.7%	3.7%	4.4%
Amortization of intangible assets and acquisition-related costs	2,496	1,494	6,377	4,535
% of net sales	0.3%	0.2%	0.3%	0.3%
Change in fair value of contingent consideration for business acquisition	—	(9,925)	(4,908)	(9,925)
% of net sales	—%	(1.5)%	(0.2)%	(0.6)%
Total operating expenses	$175,338	$150,487	$506,380	$446,720
% of net sales	21.6%	22.6%	25.6%	26.1%

The increase in total operating expenses for the three months ended December 31, 2017, compared to the same period of the prior fiscal year, was mainly due to increases in marketing and selling expenses from higher external expenses to support the advertising and marketing efforts for our new products and higher personnel related costs from additional headcount and from ASTRO Acquisition, partially offset by lower variable compensation based on operational metrics. In addition, there was a $9.9 million credit from the change in fair value of contingent consideration for a business acquisition in the prior year, which did not exist in the current year.

The increase in total operating expenses for the nine months ended December 31, 2017, compared to the same period of the prior fiscal year, was mainly due to higher external expenses to support the advertising and marketing efforts for our new products, increases in marketing and selling expenses and research and development expenses from higher personnel-related costs due to increased headcount, in addition to a lower credit from the change in fair value of contingent consideration for business acquisition, partially offset by lower variable compensation based on operational metrics.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended December 31, 2017, marketing and selling expenses increased $14.1 million, compared to the same period of the prior fiscal year. The increase was primarily driven by $11.2 million higher external expenses to support the advertising and marketing efforts for our new products and $1.6 million higher personnel-related costs due to increased headcount and from ASTRO Acquisition, partially offset by lower variable compensation based on operational metrics.

During the nine months ended December 31, 2017, marketing and selling expenses increased $46.2 million compared to the same period of the prior fiscal year. The increase was primarily driven by $29.7 million higher external expenses to support the advertising and marketing efforts for our new products and $14.8 million higher personnel-related costs due to increased headcount, partially offset by lower variable compensation based on operational metrics.

 Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended December 31, 2017, research and development expenses increased $2.1 million compared to the same period in the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount to support the development and launch of new products and capabilities and from ASTRO Acquisition, partially offset by lower variable compensation based on operational metrics.

During the nine months ended December 31, 2017, research and development expenses increased $9.3 million compared to the same period in the prior fiscal year. The increase was primarily driven by $9.7 million higher personnel-related costs due to increased headcount to support the development and launch of new products and capabilities, partially offset by lower variable compensation based on operational metrics.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources, and legal functions.

During the three and nine months ended December 31, 2017, general and administrative expenses decreased $2.3 million and $2.7 million, respectively, compared to the same periods in the prior fiscal year, primarily due to lower variable compensation based on operational metrics.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three and nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Amortization of intangible assets	$2,126	$1,279	$4,965	$3,074
Acquisition-related costs	370	215	1,412	1,461
Total	$2,496	$1,494	$6,377	$4,535

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

During the nine months ended December 31, 2017, the fair value of the contingent consideration for business acquisition decreased $4.9 million. The decrease in fair value of contingent consideration is primarily due to the agreement we reached with the sellers of Jaybird. In October 2017, we entered into an agreement with the sellers of Jaybird fully, irrevocably and unconditionally releases the Company from the earn-out rights and payments in the Jaybird Acquisition agreement in exchange for $5.0 million in cash, which approximates the fair value of the contingent consideration as of September 30, 2017. See "Note 7 - Fair Value Measurements" to our condensed consolidated financial statements for further details.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and nine months ended December 31, 2017 and 2016 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Provision for income taxes	$20,040	$1,647	$18,691	$10,297
Effective income tax rate	19.9%	1.7%	9.7%	5.8%

The change in the effective income tax rate in the three months ended December 31, 2017 compared to the same period of the prior fiscal year is primarily due to $19.9 million of income tax provision from the provisional remeasurement of deferred tax assets and liabilities in the United States based on the applicable enacted federal income tax rates when the temporary differences and tax attribute carryforwards are expected to recover or settle. The remeasurement charge is offset by $4.1 million of provisional income tax benefit from the reduction in federal valuation allowance against tax credits as a result of the tax reform.

The change in the effective income tax rate in the nine months ended December 31, 2017 compared to the same period of the prior fiscal year is primarily due to the recognition of excess tax benefits of $10.8 million after adoption of ASU 2016-09 and income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations are largely offset by income tax provision from the provisional remeasurement of deferred tax assets and liabilities in the third quarter. In the three and nine months ended December 31, 2017, there was a discrete income tax benefit of $6.0 million and $7.9 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended December 31, 2016, the income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations was $9.4 million and $11.1 million, respectively.

As of December 31 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $67.3 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $564.9 million, compared to $547.5 million as of March 31, 2017, of which 38% is held in Switzerland, 30% is held in Germany, and 14% is held in Hong Kong and China as of December 31, 2017. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The increase in cash and cash equivalents was primarily due to the net income and proceeds from exercises of stock options and purchase rights partially offset by the payment of cash dividends, cash paid for acquisitions, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and the purchases of our shares.

As of December 31, 2017, our working capital was $546.0 million, compared to $520.8 million as of March 31, 2017. The increase was primarily due to higher accounts receivable, net, partially offset by higher accounts payable, higher accruals and other liabilities. Our working capital increased compared to $478.7 million as of December 31, 2016, which was primarily driven by higher accounts receivable, net and higher inventories, partially offset by higher accounts payable and higher accruals and other liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $62.1 million as of December 31, 2017. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2017, we had outstanding bank guarantees of $44.2 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$256,084	$240,647
Net cash used in investing activities	(116,192)	(90,240)
Net cash used in financing activities	(124,214)	(149,556)
Effect of exchange rate changes on cash and cash equivalents	1,677	(6,468)
Net increase (decrease) in cash and cash equivalents	$17,355	$(5,617)

The following table presents selected financial information and statistics as of December 31, 2017 and 2016 (Dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Accounts receivable, net	$351,753	$277,677
Accounts payable	$429,119	$358,196
Inventories	$278,979	$250,286
Days sales in accounts receivable (“DSO”) (Days) (1)	39	37
Days accounts payable outstanding (“DPO”) (Days) (2)	72	77
Inventory turnover (“ITO”) (x)(3)	7.7	6.7

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

DSO for the three months ended December 31, 2017 increased two days, compared to December 31, 2016, primarily due to the introduction of breakage model for EMEA marketing and incentive programs during the fourth quarter of fiscal year 2017.

DPO for the three months ended December 31, 2017 decreased five days, compared to December 31, 2016, primarily due to the timing of purchases.

ITO for the three months ended December 31, 2017 was higher, compared to the same period of the prior fiscal year. The increase in inventories compared with December 31, 2016 was primarily driven by higher net sales.

If we are not successful in launching and phasing in our new products, or market competition increases during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the nine months ended December 31, 2017, we generated $256.1 million cash in operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from the increases in accounts payable and accrued and other liabilities, offset by the increase in accounts receivable, net. The increase in accounts receivable, net was primarily due to higher sales and timing of customer payments, and the increase in accounts payable and accrued and other liabilities was primarily driven by the timing of payments.

Net cash used in investing activities was $116.2 million, primarily due to $85.0 million of purchase price for the acquisition of the ASTRO business (refer to "Note 2- Business Acquisition" to the condensed consolidated financial statements) and $27.6 million of purchases of property, plant and equipment.

Our expenditures for property, plant and equipment during the nine months ended December 31, 2017 increased by $4.2 million, compared to the same period of the prior fiscal year, mainly due to the higher amount of tooling purchases.

Net cash used in financing activities was $124.2 million, primarily for the $104.2 million cash dividends paid, $20.4 million repurchases of our registered shares, $25.5 million tax withholdings related to net share settlements of restricted stock units, and $5.0 million payment of contingent consideration in connection with the Jaybird acquisition, partially offset by $30.9 million in proceeds received from the exercises of stock options.

During the nine months ended December 31, 2017, there was a $1.7 million gain of currency translation exchange rate effect on cash and cash equivalents, compared to a loss of $6.5 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the nine months ended December 31, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 12% during the period. The loss from currency translation exchange effect during the nine months ended December 31, 2016 was primarily due to the weakening of the Euro against the U.S. Dollar by 8% during the period, which had an adverse impact on our cash and cash equivalents balances in subsidiaries with Euro as their functional currency.

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

During the nine months ended December 31, 2017, we declared and paid cash dividends of approximately CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on our outstanding common stock. During the nine months ended December 31, 2016, we declared and paid cash dividends of approximately CHF 0.56 (USD equivalent of $0.57) per common share, totaling $93.1 million on our outstanding common stock. Any future dividends will be subject to the approval of our shareholders.

In March 2017, our Board of Directors approved another share buyback program, which authorizes us to purchase up to $250.0 million of our own shares, following the expiration date of our 2014 buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2017, $230.2 million is still available for repurchase under the 2017 buyback program.

As noted in "Note 7 - Fair Value Measurements" to our condensed consolidated financial statements, we acquired all of the equity interest of Jaybird with an additional earn-out of up to $45.0 million in cash based on the achievement of certain net revenue growth targets over two years starting July 2016. If the net revenue growth targets were met, the Company would have paid a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. In October 2017, we entered into an agreement with the sellers of Jaybird which fully, irrevocably and unconditionally releases us from the earn-out rights and payments in the Jaybird purchase agreement in exchange for $5.0 million in cash. In November 2017, we made the payment of $5.0 million to the sellers of Jaybird.

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

Operating Leases Obligation

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2030.

Purchase Commitments

As of December 31, 2017, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of two third-party contract manufacturers' purchase obligations. As of December 31, 2017, the maximum amount of this guarantee was $3.8 million, of which $1.7 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2017, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

We also indemnify our current and former directors and certain current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended December 31, 2017, approximately 47% of our sales were in non-U.S. denominated currencies, with 25% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compare to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of December 31, 2017. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Chinese Renminbi	$(44,492)	$4,045	$(4,944)
U.S. Dollar	Canadian Dollar	20,802	(1,891)	2,311
U.S. Dollar	Australian Dollar	17,791	(1,617)	1,977
U.S. Dollar	Brazilian Real	14,538	(1,322)	1,615
U.S. Dollar	Singapore Dollar	(11,982)	1,089	(1,331)
U.S. Dollar	Mexican Peso	10,813	(983)	1,201
U.S. Dollar	Taiwanese Dollar	(9,516)	865	(1,057)
U.S. Dollar	Japanese Yen	3,749	(341)	417
U.S. Dollar	Swiss Franc	1,453	(132)	161
U.S. Dollar	Korean Wan	(1,129)	103	(125)
U.S. Dollar	Indian Rupee	(933)	85	(104)
U.S. Dollar	Hong Kong Dollar	(920)	84	(102)
U.S. Dollar	Russian Ruble	646	(59)	72
Euro	British Pound	(3,959)	360	(440)
Euro	Swedish Krona	(3,163)	288	(351)
Euro	Turkish Lira	3,115	(283)	346
Euro	U.S. Dollar	1,424	(129)	158
Euro	Croatian Kuna	1,305	(119)	145
Euro	Swiss Franc	(979)	89	(109)
Euro	Polish Zloty	(953)	87	(106)
Euro	Arab Emirates Dirham	(563)	51	(63)
		$(2,953)	$270	$(329)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi ("CNY"). As of December 31, 2017, net liabilities held in CNY totaled $44.5 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of December 31, 2017 and March 31, 2017, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $135.0 million and $59.4 million, respectively. Deferred realized gains of $0.1 million were recorded in accumulated other comprehensive loss as of December 31, 2017, and are expected to be reclassified to cost of goods sold when the related inventory is sold. Deferred unrealized losses of $1.3 million related to open cash flow hedges were recorded in accumulated other comprehensive loss as of December 31, 2017, and these forward contracts will be revalued in future periods until the related inventory is sold, at which time the resulting gains or losses will be reclassified to cost of goods sold.

We also enter into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of December 31, 2017 and March 31, 2017 relating to foreign currency receivables or payables were $89.0 million and $56.7 million, respectively. Open forward and swap contracts as of December 31, 2017 and March 31, 2017 consisted of contracts in Mexican Pesos, Japanese Yen, British Pounds, Taiwanese Dollars, Canadian Dollars, Australian Dollars and Chinese Renminbi to be settled at future dates at pre-determined exchange rates.

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

Notwithstanding the material weakness discussed below, management, including our CEO and CFO, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Controls over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of March 31, 2017 that continued to exist as of December 31, 2017:

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

Changes in Internal Control over Financial Reporting

The changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed above in Management’s Plan to Remediate the Material Weakness.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time-to-time we are involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and we intend to vigorously defend against them. Based on currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain necessary licenses or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not be competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

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

Our gross margins can vary due to consumer demand, competition, product pricing, product life cycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, and we acquired Saitek to expand into the gaming flight simulation and farm simulation market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including $122.7 million and $214.5 million non-cash goodwill impairment charges in fiscal years 2015 and 2013, respectively, related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

While most of our sales are made to sales channel partners, we are dependent on those distributors and retailers to distribute and sell our products to other sales channel partners and ultimately to consumers. The sales and business practices of such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

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

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, currency transfer restrictions, natural disasters, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar denominated sales and operating expenses worldwide. For the three months ended December 31, 2017, approximately 47% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

As disclosed in Part 1, Item 4 of this report, we identified a material weakness in our internal control over financial reporting. The material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017, based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in implementing a remediation plan designed to address this material weakness. In the past, we have identified material weaknesses in our internal control over financial reporting, as described in our previous Annual Reports on Form 10-K. If our remediation measures are insufficient to address this material weakness, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition to potentially adversely affecting investors' confidence, any restatement of our consolidated financial statements could lead to potential litigation against us, which, whether meritorious or not, could be time-consuming, costly or divert significant operational resources, any of which could adversely affect our business and results of our operations.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program *
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
September 30, 2017 to October 27, 2017	187	35.4	—	$233,104
Month 2
October 28, 2017 to November 24, 2017	—	—	—	233,104
Month 3
November 25, 2017 to December 29, 2017	87	33.39	—	230,159
Total	274	34.76	—	$230,159
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

LOGITECH INTERNATIONAL S.A.

January 25, 2018	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

January 25, 2018	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer