Form 10-K
period 2018-03-31
LOGITECH INTERNATIONAL SA
filed 2018-05-21
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 29, 2017, the last business day of the registrant's second fiscal quarter on the NASDAQ Global Select Market, was $5,609,748,434. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
As of May 4, 2018, there were 165,449,160 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2018.

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
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.

Logitech International S.A. | Fiscal 2018 Form 10-K | 1

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

•
Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2019 and beyond;

•	The scope, nature or impact of acquisition, strategic alliance and divestiture activities;

•	Our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;

•	Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2019 and beyond;

•	Opportunities for growth, market opportunities and our ability to take advantage of them;

•	Capital investments and research and development;

•	Our expectations regarding our share buyback and dividend programs;

•	The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs; and

•	The effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Ultimate Ears, Logitech G and ASTRO Gaming.
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
Our products participate in five large markets that all have growth opportunities: Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
We operate in a single operating segment: Peripherals. In fiscal years prior to fiscal year 2016, we operated in two segments: Peripherals, including retail and OEM products; and Lifesize Video Conferencing. During fiscal year 2016, we divested the Lifesize Video Conferencing segment and exited the OEM business. Sales of products from Lifesize Video Conferencing represented 4% of our net sales for the fiscal year 2016. Our financial results treat the Lifesize segment as discontinued operations for all the periods presented in this Annual Report on Form 10-K. For more information about segments and geographic areas, please refer to Note 16 of our consolidated financial statements included in this Annual Report on Form 10-K.
Acquisitions

On April 20, 2016, we acquired Jaybird LLC of Salt Lake City, Utah (Jaybird), for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45.0 million based on achievement of growth targets over two years (the Jaybird Acquisition). In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash, which was paid in November 2017. Jaybird is a leader in wireless audio wearables for sports and active lifestyles. The acquisition of Jaybird expands our long-term growth potential in our Music market.

On September 15, 2016, we completed the acquisition of the Saitek product line for a total consideration of approximately $13.0 million (the Saitek Acquisition). The Saitek Acquisition enhances the breadth and depth of our product offerings in the Gaming category and expands our engineering capabilities in simulation products.

On August 11, 2017, we acquired certain assets and liabilities constituting the ASTRO Gaming business (ASTRO) from AG Acquisition Corporation for a purchase price of $85.0 million in cash (the ASTRO Acquisition). ASTRO is a leading console gaming accessory brand with a history of producing award-winning headsets for professional gamers and enthusiasts. ASTRO provides a strong growth platform in the console gaming accessories market.

In November 2017, the Company also made a small technology acquisition for a total consideration of $5.2 million in cash.

Logitech International S.A. | Fiscal 2018 Form 10-K | 3

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
In the last several years, the decline in shipments of new PCs, combined with increased interest in smaller, mobile computing devices (such as smartphones and tablets) has rapidly changed the market for PC peripherals. We see opportunities created by consumers' desire to refresh their current PCs with new peripherals and new trends developing within the connected device ecosystems. In addition, new use cases for newly connected screens create opportunities for innovations, such as living room keyboards and multi-device keyboards, that can deliver incremental growth. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably.
In addition, growing adoption of cloud-based experiences in music, gaming, video, and smart home has expanded our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Spotify and Pandora for streaming music or Steam and Twitch for gaming. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
Cloud-based music services have enjoyed tremendous growth, fueled by the adoption of smartphones, tablets, and other connected devices. Consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices and with in-ear and other headphones. Our mobile speakers and in-ear headphone products target a large and growing market that reflects the increasing popularity of mobile devices or various voice assistants for accessing digital music. Additionally, within the music market, consumers are increasingly listening with wireless earphones while they undertake other activities such as sports.
In the gaming market, the rapid rise of electronic sports (eSports), and the development of new technologies in social, virtual and augmented reality present growth opportunities. We leverage our deep research and development (R&D) capabilities in the area of PC peripherals to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various eSports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with eSports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance more casual gamers' experience.
The use of video across multiple platforms - PCs, laptops and mobile devices such as tablets and smartphones - is a continuing trend. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of these platforms to any other platform. And this trend among businesses and institutions to embrace cloud video conferencing is driving our Video Collaboration category and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of high internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. The market opportunity to provide innovative, affordable, and easy-to-use video collaboration products to the millions of small- to medium-sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of it.
The home is also an important place for technological development, particularly as an increasing number of objects become connected smart home devices such as home security cameras, light bulbs, security locks, thermostats and others. Logitech’s line of universal remotes and hubs control electronic and connected devices around the home as well as these other smart devices.

Logitech International S.A. | Fiscal 2018 Form 10-K | 4

Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing;
•Operations.
Design
In the past few years, Logitech has strengthened its design capabilities by hiring a Chief Design Officer as well as building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - more than 160 design awards during the past five years - and enthusiastic reviews in the media. This is an important indication that Logitech’s strategic aim to become a design company is working. During the fiscal year 2018 alone, we won fifty design awards spanning all of our product categories and brands. As Logitech becomes a design company, design is used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, engineering and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, apps, cloud, data analytics, machine learning and artificial intelligence. Our engineering team has expertise in developing products for a broad array of platforms such as PCs, mobile and personal voice assistants (such as Amazon Alexa and Google Assistant). These engineering capabilities combined with our award-winning design team forms the basis of Logitech's key innovation engine.
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
Marketing
As Logitech expands into multiple categories with multiple brands, we will focus on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. We developed and executed internally many of our marketing and creative efforts that were once outsourced to outside marketing agencies to move from concept to execution with speed and cost efficiency. We are increasing our leverage of digital media channels and programs to drive consumer brand engagement and purchase. We are also increasing our focus on marketing analytics platforms to improve our understanding of our marketing investments and to maximize our return on investment (ROI). And we are making investments to upgrade all aspects of our marketing infrastructure, including the re-platforming of all our websites to support the global expansion of our brands, countries, languages, devices and support the acceleration of our digital marketing efforts.

Logitech International S.A. | Fiscal 2018 Form 10-K | 5

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
Music
Mobile Speakers: Our Mobile Speakers category comprises portable wireless Bluetooth and Wi-Fi speakers. One of our top revenue-generating products during fiscal year 2018 was Ultimate Ears WONDERBOOM, our latest addition to our line-up of 360° portable Bluetooth wireless speakers that provide bold, immersive sound in every direction. The Ultimate Ears WONDERBOOM was a key driver for success in this product category along with the Ultimate Ears BOOM 2, our flagship Bluetooth speaker, and MEGABOOM, a 360° portable, waterproof, Bluetooth wireless speaker with more bass that is a larger and more powerful complement to Ultimate Ears BOOM 2. In fiscal year 2018, we introduced our first voice-enabled Wi-Fi speakers with integrated Amazon Alexa: Ultimate Ears BLAST and MEGABLAST.
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
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets, mousepads and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our products in this category include:

•	The Logitech G513 RGB Mechanical Gaming Keyboard, which features Romer-G switches, LIGHTSYNC intelligent RGB illumination, a leather palm rest, a metal top case, and a USB pass-through.

•
The Logitech G PRO Gaming Headset that was designed in collaboration with the world's top professionals. The PRO Headset is built with high quality materials and advanced technologies to provide superior audio performance.

•
The Logitech G903 Wireless Gaming Mouse, which features our LIGHTSPEEDTM professional grade wireless technology, an advanced optical gaming sensor, a flexible ambidextrous design, and support for our POWERPLAYTM wireless charging solution, for maximum performance and comfort over long gameplay sessions.

•
The Logitech G29 Driving Force Steering Wheel for Sony PlayStation 4, which features a powerful dual-motor force feedback transmission, hand-stitched leather-wrapped rim, and stainless steel throttle, brake and clutch pedals for an ultra-realistic driving experience.

ASTRO Gaming is a performance gaming audio and lifestyle brand focused on the audio segment of the gaming peripherals market with a cross-platform lineup consisting of four primary headset models:

•
The A50 Wireless Headset and Base Station that targets the discerning “prosumer” consumer, featuring integrated MixAmp technology, Dolby® Digital surround sound and the ASTRO Command Center Software system.

•
The A40TR and MixAmp Pro, a wired solution that targets the eSport professional and live streamer, featuring Dolby® Digital surround sound, daisy-chain chat, live stream port and the ASTRO Command Center Software system.

•	The recently introduced A20 Wireless Headset, a stereo headset delivering the signature ASTRO comfort and audio customization via the ASTRO Command Center Software.

•	The recently introduced A10 wired headset, an ultra-durable robust headset delivering ASTRO signature comfort and sound quality at a more accessible price point.

Logitech International S.A. | Fiscal 2018 Form 10-K | 6

Video Collaboration
The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition (HD) 1080p video with affordability to bring video conferencing to businesses of any size. Our key products in this category include:

•
Logitech Group, which offers best-in-class video conferencing with HD 1080p video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms.

•	Logitech MeetUp is Logitech’s premier ConferenceCam designed for huddle rooms, with a room-capturing 120° FOV, 4K optics and exceptional audio performance.

•	Logitech BRIO, which has 4K video, RightLight 3 and high dynamic range (HDR) to improve challenging lighting, and Windows Hello facial recognition support for secure login using just your face.
Smart Home
Our Smart Home category includes our Harmony line of advanced home entertainment controllers, new products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks, and home security cameras. Examples of products in this category include:

•
The Logitech Harmony Elite and the Logitech Harmony Companion, both of which feature Logitech's Harmony Hub and integration with the most popular voice platforms - Google and Amazon - for complete control of the home entertainment system, including Bluetooth and IP devices such as PS4 and Roku.

•	The Logitech Harmony 350, 650 and 950 remotes, which offer infrared (IR)-only control of home entertainment devices and enable consumers to replace many remotes with one.

•
Circle 2, an indoor and outdoor, weatherproof, wired or 100% wire-free 1080p HD home security camera with night vision and up to 180° field-of-view, which connects with smart home platforms including Amazon Alexa, Google Assistant and Apple HomeKit.

Creativity & Productivity
Pointing devices: Logitech offers a variety of pointing devices, sold through retail channels. Some of our key products in this category include:

•
The Logitech MX Master 2S and MX Anywhere 2S wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation.

•	The Logitech MX Ergo, a wireless trackball that offers personalized comfort with a unique adjustable hinge, precision tracking with multi-device connectivity.

•	The Logitech Wireless Mouse M325, which offers micro-precise scrolling, 18-month battery life and comfortable design.

•	The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our products in this category include:

•	The Logitech Craft Advanced Wireless keyboard, a premium backlit keyboard with customizable input dial to access directly menus and shortcuts within leading creativity and productivity apps.

•	The Logitech Wireless Touch Keyboard K400 Plus, a compact keyboard with an integrated touchpad and 10-meter wireless range, designed for use in the living room.

•	The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with tiny USB receiver.

Logitech International S.A. | Fiscal 2018 Form 10-K | 7

Tablet & Other Accessories: Our Tablet & Other Accessories category includes keyboards and covers for tablets and smartphones as well as other accessories for mobile devices. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our products in this category include:

•
The Logitech Slim Combo Backlit Keyboard Case with Smart Connector for the iPad Pro 12.9 and iPad Pro 10.5 that provides thin and light front and back protection, a detachable backlit keyboard and a multi-angle stand for optimal viewing and face-time.

•
The Logitech Slim Folio Keyboard Case with Bluetooth for the iPad 5th Generation that provides thin and light front and back protection, a keyboard with shortcut keys and an optimized angle for viewing.

•	The Logitech Keys-To-Go, an ultra-portable, stand-alone keyboard.
PC Webcams: Our PC Webcams category comprises PC-based webcams targeted primarily at consumers. The Logitech HD Pro Webcam C920, which offers razor-sharp HD 1080p video recordings and stereo sound, was our top revenue-generating webcam during fiscal year 2018.
Research, Development and Design
We recognize that continued investment in product research, development and design is critical to facilitate innovation of new and improved products, technologies and experiences. Our research, development and design expenses for fiscal years 2018, 2017 and 2016 were $143.8 million, $130.5 million and $113.2 million, respectively. We expect to continue to devote significant resources to research, development and design, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.
Sales and Distribution
Principal Markets
Net sales by geographic region for fiscal years 2018, 2017 and 2016 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Americas	$1,118,324	$963,674	$881,379
EMEA	820,347	746,898	645,694
Asia Pacific	628,192	510,855	491,027
	$2,566,863	$2,221,427	$2,018,100
Revenues from sales to customers in Switzerland, our home domicile, represented 2% of our total consolidated net sales in each of fiscal years 2018, 2017 and 2016. In fiscal years 2018, 2017 and 2016, the United States represented 37%, 37% and 38% of our total consolidated net sales, respectively. In fiscal year 2018 and 2017, Germany represented 16% and 17% of net sales, respectively. No other single country represented more than 10% of our total consolidated net sales for fiscal years 2018, 2017 or 2016.
Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Japan, Australia, Taiwan, India and other countries).
We primarily sell our products to a network of distributors, retailers and e-tailers. We support these channels with third-party distribution centers located in North America, South America, Europe and Asia Pacific.
Major distributors in North America include Ingram Micro Inc., Tech Data Corporation, D&H Distributing Company, and Synnex Corporation. In Europe, major Pan-European distributors include Ingram Micro, Tech Data, and Gem Distribution. We also sell to many regional distributors such as Actebis GmbH in Germany, Littlebit Technology Partners AG in the Netherlands, Copaco Dc B.V. in the Netherlands and others. In Asia, major distributors include Wincheers International Trading Co., Ltd in China, Beijing Digital China Limited in China, Daiwabo in Japan, Synnex in Australia and the Pan-Asian distributor, Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.

Logitech International S.A. | Fiscal 2018 Form 10-K | 8

Logitech's products can be purchased in most major retail chains, where we typically have access to significant shelf space. In the U.S., these chains include Best Buy, Walmart, Staples, Office Depot and Target. In Europe, chains include Metro Group (Media-Saturn Group), Carrefour Group, Kesa Electricals, Fnac, and Dixons Stores Group PLC. Logitech also sells products to non-traditional retail channels such as telcos. In addition, Logitech products can be purchased online either directly from Logitech.com or through e-tailers, such as Amazon.com, the websites of our major retail chains noted previously, and others. Logitech products are also carried by business-to-business direct market resellers such as CDW, Insight, Zones, PC Connection, and SHI.
In fiscal years 2018, 2017 and 2016, Ingram Micro and its affiliated entities together accounted for 15%, 15% and 14% of our net sales, respectively. In fiscal years 2018, 2017 and 2016, Amazon Inc. and its affiliated entities together accounted for 13%, 12% and 10% of our net sales, respectively. No other customer individually accounted for more than 10% of our net sales during fiscal years 2018, 2017 or 2016.
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

•	Agreements allow price protection credits to be issued for on-hand or in-transit new inventory if we, in our sole discretion, lower the price of the product.

•	We grant limited stock rotation return rights in certain territories.
The material terms of our reseller agreements with Amazon and its affiliated entities are summarized as follows:

•	Each agreement has a one year term followed by one year automatic renewals.

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
Backlog
In our experience, the amount of backlog at any particular fiscal period-end is not a meaningful indication of our future business prospects, as the cycle between order and shipment of our sales is generally relatively short, and also the backlog is impacted by the commercial cycle of our products.
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with an outsourced operation that has support centers located in China, South Korea, India, the Philippines, Mexico, Bulgaria and Northern Ireland. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. Logitech provides warranties on our branded products that range from one to five years.
In Korea, India, and China, there are multiple locations where consumers may obtain service for their Logitech products. These locations are managed by third-party logistics providers. Consumers who have purchased Logitech products can visit these locations for product inspection, testing and return or exchange of products. Within China, there is also a mail-in center to provide these services for more remote locations in China.

Logitech International S.A. | Fiscal 2018 Form 10-K | 9

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
We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our net sales and operating margins.
Music
Mobile Speakers: Our competitors for Bluetooth wireless speakers include Bose Corporation, Harman International Industries, Inc (owned by Samsung Electronics Co., Ltd.), and Beats Electronics LLC (owned by Apple Inc.). Harman is our largest competitor. Personal voice assistance and other devices that offer music, such as Sonos, Amazon's Echo, Google Home and Apple HomePod, also compete with our products. Amazon is also a significant customer of our products.
Audio-PC & Wearables: In the PC speakers business, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Inc. In the PC headset business, our main competitors include Plantronics Inc. and GN Netcom. In-ear headphones competitors include Beats, Bose, Apple, Sennheiser, and others.
Gaming
Competitors for our Gaming products include Razer Inc., Corsair Component Inc., SteelSeries, Turtle Beach Corporation and Kingston Technology Corporation.

Logitech International S.A. | Fiscal 2018 Form 10-K | 10

Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc. (being acquired by Plantronics, Inc.), and AVer Information Inc.
Smart Home
Direct competitors in the remote control market include pro-installer-focused Universal Remote Control Inc., and new “DIY” entrants. Indirect competition exists in the form of low-end “replacement remotes” such as Sony Corporation, RCA Corporation, General Electric Company (GE), pure app-based solutions such as Peel Technologies, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio and multiple-system operators (MSOs) such as Comcast Corporation and DirecTV. Competition in the home control market also exists in the form of home automation platforms such as Smart Things (owned by Samsung), Amazon with its Echo product, Google Home and Nest (owned by Alphabet Inc.), Wink and many other startups in the space. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.
Creativity and Productivity
Pointing Devices: Apple, Microsoft Corporation and HP Inc. are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo Technology Co., Ltd., and Xiaomi Inc.
Keyboards & Combos: Microsoft, Apple and HP are the main competitors in our PC keyboard product lines. We also experience competition and pricing pressure for corded and cordless keyboard and combos from less-established brands, including house brands and local competitors in Asian markets.
Tablet & Other Accessories: Competitors in the tablet keyboard market are Apple, Zagg Inc., Kensington Computer Products Group, Belkin International, Inc., Targus Corporation and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase. Competitors in the tablet case market include Apple, Otter Products LLC, Speck Products and a large number of small brands.
PC Webcams: Our primary competitors for PC webcams are Microsoft and HP with various other manufacturers taking smaller market share. Razer Inc. has entered the market recently, targeting gamecasters.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 11

Environmental Regulation
We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product-related energy consumption, and the recycling of our products, batteries, and packaging.
Europe.    In Europe, we are subject to the European Union's (EU's), Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment Directive 2011/65/EU (RoHS Directive). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be compliant with the RoHS Directive, we issue a declaration of conformity and mark the product with the 'CE' mark.
We are also subject to the EU's Energy-related Products Directive (ErP Directive), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the ErP Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the 'CE' mark.
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
We are also subject to a number of End of Life Stewardship directives including the EU's Waste Electrical and Electronic Equipment Directive, the EU Packaging Directive and the EU Battery Directive, which require producers of electrical goods, packaging, and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging and batteries. We are also subject to the European REACH Directive (Regulation (EC) No. 1907/2006 for Registration, Evaluation, Authorization, and Restrictions of Chemicals) (REACH Directive) and we have taken steps to ensure that our relevant product lines are compliant with the applicable provision of the REACH Directive.
China.    In China, we are subject to China's laws on Management Methods on the Control of Pollution Caused by Electronic Information Products (the China RoHS laws). The China RoHS laws are substantially similar to the EU RoHS Directive, and as such, our products are already compliant. The China RoHS laws require additional labeling of products that will be shipped to China and we have taken steps to ensure we comply with these requirements.
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
Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We have established systems which facilitate our compliance with the sourcing, traceability and reporting obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of the Responsible Business Alliance or RBA (formerly the EICC), we participate in the industry-wide Conflict-Free Sourcing Initiative and its Conflict-Free Smelter Program by which these requirements are met.
In addition, the Transparency in Supply Chain Act of 2010 (S.B. 657) is effective from Logitech's fiscal year 2012. The law requires all retailers and manufacturers of tangible products who do business in California and have annual worldwide gross receipts exceeding $100 million to disclose on their company websites their efforts to combat forced labor and human trafficking in their own supply chains. Similarly, Logitech complies with the requirements of the United Kingdom Modern Slavery Act of 2015 requiring certain commercial organizations to transparently report their efforts to identify and eradicate slavery and human trafficking in their supply chain. Further information is provided in our annual Sustainability Report and Logitech's disclosure posted on our website, www.logitech.com.

Logitech International S.A. | Fiscal 2018 Form 10-K | 12

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
Australia and New Zealand.    In Australia and New Zealand, we are subject to the Minimum Energy Performance Standards regulations (MEPS). These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of our products. We have taken steps to modify products to ensure they are in compliance with MEPS.
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
In addition to monitoring and managing compliance with environmental regulations, we also monitor and align with international good practice standards for environmental, social and sustainability performance. We joined the RBA (formerly EICC) in 2007 to collaborate with industry peers to drive international good practice across the electronics sector. Since 2007, we have fully adopted the RBA Code of Conduct and we publish an annual Sustainability Report, in alignment with the good practice standards of the Global Reporting Initiative. For more information on our approach to sustainability management, RBA Code of Conduct compliance and international good practice, refer to our annual Sustainability Report, which is available from the sustainability page on www.logitech.com.
Seasonality
Our product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December) primarily due to the increased demand for our products during the year-end holiday buying season. Due to the timing of our new product introductions, we believe that year-over-year comparisons are more indicative of variability in our results of operations than the current quarter to prior quarter comparisons.
Materials
We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers go out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our shipments to our customers could be delayed. In addition, lead times for materials, components, and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.
Employees
As of March 31, 2018, we employed approximately 6,100 regular employees, of which approximately 3,100 employees are in our Suzhou manufacturing facilities, and from the remaining 3,000 regular employees, approximately 720 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.

Logitech International S.A. | Fiscal 2018 Form 10-K | 13

Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of March 31, 2018:

Name	Age	Nationality	Position
Guerrino De Luca	65	Italian and U.S.	Executive Chairman of the Board
Bracken Darrell	55	U.S.	President and Chief Executive Officer
Vincent Pilette	46	Belgian	Chief Financial Officer
Marcel Stolk	50	Dutch	Executive Chairman, Logitech Europe S.A.; Sr. Vice President, Creativity & Productivity
L. Joseph Sullivan	64	U.S.	Sr. Vice President, Worldwide Operations*
* On May 2, 2018, Mr. Sullivan announced his retirement and resignation as an executive officer, effective immediately. Mr. Sullivan's retirement will be effective as of February 2, 2019, the end of his contractual notice period.
Guerrino De Luca has served as Chairman of the Logitech Board of Directors since 2008. Mr. De Luca served as Chief Executive Officer from April 2012 to January 2013 and acting President and Logitech's Chief Executive Officer from July 2011 to April 2012. Previously, Mr. De Luca served as Logitech's President and Chief Executive Officer from February 1998, when he joined the Company, to January 2008. He has been an executive member of the Board of Directors since June 1998. Prior to joining Logitech, Mr. De Luca served as Executive Vice President of Worldwide Marketing for Apple Computer, Inc., a consumer electronics and computer company, from February 1997 to September 1997, and as President of Claris Corporation, a U.S. personal computing software vendor, from May 1994 to February 1997. Prior to joining Claris, Mr. De Luca held various positions with Apple in the United States and in Europe. Mr. De Luca serves on the board of directors of Nielsen Holdings plc. Mr. De Luca holds a Laurea degree in Electronic Engineering from the University of Rome, Italy.
Bracken Darrell joined Logitech as President in April 2012 and became Chief Executive Officer in January 2013. Prior to joining Logitech, Mr. Darrell served as President of Whirlpool EMEA and Executive Vice President of Whirlpool Corporation, a home appliance manufacturer and marketing company, from January 2009 to March 2012. Previously, Mr. Darrell had been Senior Vice President, Operations of Whirlpool EMEA from May 2008 to January 2009. From 2002 to May 2008, Mr. Darrell was with the Procter & Gamble Company (P&G), a consumer brand company, most recently as the President of its Braun GmbH subsidiary. Prior to rejoining P&G in 2002, Mr. Darrell served in various executive and managerial positions with General Electric Company from 1997 to 2002, with P&G from 1991 to 1997, and with PepsiCo Inc. from 1987 to 1989. Mr. Darrell holds a BA degree from Hendrix College and an MBA from Harvard University.
Vincent Pilette joined Logitech in September 2013 as Chief Financial Officer. Prior to joining Logitech, Mr. Pilette served as Chief Financial Officer of Electronics for Imaging, Inc., a digital printing innovation and solutions company, from January 2011 through August 2013. From January 2009 through December 2010, he served as Vice President of Finance for the Enterprise Server, Storage and Networking Group at Hewlett-Packard Company (HP). Prior to this role, Mr. Pilette served as Vice President of Finance for the HP Software Group from December 2005 through December 2008. Mr. Pilette held various other finance positions at HP, in the U.S and Europe, Middle East and Africa, since joining HP in 1997. Mr. Pilette holds an MS in Engineering and Business from Université Catholique de Louvain in Belgium and an MBA from Kellogg School of Management at Northwestern University.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 14

L. Joseph Sullivan joined Logitech in October 2005 as Vice President, Operations Strategy, and served as our Senior Vice President, Worldwide Operations from April 2006 until May 2018. Prior to joining Logitech, Mr. Sullivan was Vice President of Operational Excellence and Quality for Carrier Corporation, a subsidiary of United Technologies, from 2001 to 2005. Previously, he was with ACCO Brands, Inc. in engineering and manufacturing management roles from 1998 to 2001. Mr. Sullivan holds a BS degree in Marketing Management and an MBA degree in Operations Management from Suffolk University in Massachusetts.
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
As a Swiss company traded on the SIX Swiss Exchange, and as a company subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, we file reports on transactions in Logitech securities by members of Logitech's Board of Directors and executive officers. The reports that we file with the Securities and Exchange Commission on Forms 3, 4 and 5, along with our other SEC filings, may be accessed on our website or on the Securities and Exchange Commission's website at http://www.sec.gov, and the reports we file that are published by the SIX Swiss Exchange may be accessed at http://www.six-exchange-regulation.com/obligations/management_transactions_en.html.

Logitech International S.A. | Fiscal 2018 Form 10-K | 15

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

•
Our sales are impacted by consumer demand and current and future global economic and political conditions, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

•
We must incur a large portion of our costs in advance of sales orders because we must plan research and production, order components, buy tooling equipment, and enter into development, sales and marketing, and other operating commitments prior to obtaining firm commitments from our customers. This makes it difficult for us to rapidly adjust our costs during the quarter in response to a revenue shortfall, which could adversely affect our operating results.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 16

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

We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining and we expect it to continue to decline in the future. As a result, consumer demand for PC peripherals in many of our markets is slowing and, in some cases, declining and we expect this trend may continue.

Our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the impact of oil prices on Russia and

Logitech International S.A. | Fiscal 2018 Form 10-K | 17

other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

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

Music. We are focused on products for the consumption of digital music as a sales growth area. Competition in the mobile speaker and headphone categories is intense, and we expect it to increase. Moreover, the market for mobile speakers appears to be maturing with slower growth. If we are not able to grow our existing and acquired product lines and introduce differentiated products and marketing strategies to separate our products and brands from competitors' products and brands, our mobile speaker and audio headphone efforts will not be successful, and our business and results of operations could be adversely affected.

Gaming. We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and our results of operations could be adversely affected.

Video Collaboration. While we view the small and medium sized user groups opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we are developing. If the market opportunity proves to be sustainable, we expect increased competition from the large competitors in the video conferencing market as well as potential new entrants.

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

We have developed long-term value in our brands and have invested significantly in design and in our existing and new brands over the past several years. We believe that our design and brands have significantly contributed to the success of our business and that maintaining and enhancing our brands is very important to our future growth and success. Maintaining and enhancing our brands will require significant investments and will depend largely on our future design, products and marketing, which may not be successful and may damage our brands. Our brands

Logitech International S.A. | Fiscal 2018 Form 10-K | 18

and reputation are also dependent on third parties, such as suppliers, manufacturers, distributors, retailers, product reviewers and the media as well as online consumer product reviews, consumer recommendations and referrals. It can take significant time, resources and expense to overcome negative publicity, reviews or perception. Any negative effect on our brands, regardless of whether it is in our control, could adversely affect our reputation, business and results of operations.

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

In recent years, we have expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony Corporation, Plantronics/Polycom, Samsung and others, have greater financial, technical, sales, marketing and other resources than we have.

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. In addition, Microsoft, Apple, Google and Amazon each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and maybe financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Music

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, Harman (owned by Samsung) and Beats (owned by Apple). Harman is our largest competitor. Apple's ownership of Beats may impact our access to shelf space in Apple retail stores and adversely impact our ability to succeed in this important growth market. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home and Apple HomePod also compete with our products. Amazon is also a significant distributor of our products.

Audio-PC & Wearables. In the PC speakers category, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs. In the PC headset business, our main competitors include Plantronics and GN Netcom. In-ear headphones competitors include Beats, Bose, Apple, Sennheiser, and others.

Gaming

Competitors for our Gaming products include Razer USA, Corsair, SteelSeries, Turtle Beach and Kingston.

Video Collaboration

Our competitors for Video Collaboration products include Cisco Systems, Polycom (being acquired by Plantronics), and AVer Information.

Logitech International S.A. | Fiscal 2018 Form 10-K | 19

Smart Home

Direct competitors in the remote control market include pro-installer-focused Universal Remote Control and new “DIY” entrants. Indirect competition exists in the form of low-end “replacement remotes” such as Sony, RCA, GE, pure app-based solutions such as Peel, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio and multisystem operators, or MSOs, such as Comcast and DirecTV.
Competition in the home control market also exists in form of home automation platforms such as Smart Things (owned by Samsung), Amazon with their Echo product, Google Home and Nest (owned by Alphabet), Wink and many other startups. Many of these products and brands are partners with Logitech as well via integrations with Harmony remotes.
Creativity & Productivity

Pointing Devices. Apple, Microsoft and HP are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets such as Elecom, Buffalo, Rapoo and Xiaomi.

Keyboards & Combo. Microsoft, Apple and HP are our main competitors in our keyboard and combo product lines. We also experience competition and pricing pressure for keyboard and combos from less-established brands, including house brands and local competitors in Asian markets.

Tablet & Other Accessories. Competitors in the tablet keyboard market are Apple, Zagg, Kensington, Belkin, Targus and other less-established brands. Although we are one of the leaders in the tablet keyboard market and continue to bring innovative offerings to the market, we expect the competition may increase. Competitors in the tablet case market include Apple, OtterBox, Speck and a large number of small brands.

PC Webcams. Our primary competitors for PC webcams are Microsoft and HP with various other manufacturers taking smaller market share. Razer has entered the market recently, targeting gamecasters.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our peripherals business has historically been built largely around the PC platform, which over time became relatively open, and its inputs and operating system standardized. With the growth of mobile, tablet, gaming and other computer devices, digital music and personal voice assistants, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms. Our product portfolio includes current and future products designed for use with third-party platforms or software, such as the Apple iPad, iPod, iPhone and Siri, Android phones and tablets, Google Assistant and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors have a competitive advantage in designing products for their platforms and may produce peripherals or other products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, or we may negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications or we may otherwise adversely affect our relationships with existing platform or software owners.

Our access to third-party platforms may require paying a royalty, which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

Logitech International S.A. | Fiscal 2018 Form 10-K | 20

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

Over the past few years, we have expanded the types of products we sell and the geographic markets in which we sell them. The changes in our product portfolio and the expansion of our sales markets have increased the difficulty of accurately forecasting product demand.

In addition, since fiscal year 2016 we have increased the percentage of our products that we manufacture in our own facilities. This increases the inventory that we purchase and maintain to support such manufacturing. We are also utilizing sea shipments more extensively than air delivery, which will cause us to build and ship products to our distribution centers earlier and will also result in increases in inventory. These operational shifts increase the risk that we have excess or obsolete inventory if we do not accurately forecast product demand.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 21

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

Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 22

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, and we acquired Saitek to expand into the gaming simulation and controller markets. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million non-cash goodwill impairment charge in fiscal year 2015 related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

We primarily sell our products to a network of distributors, retailers and e-tailers (together our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 23

Our sales channel partners also sell products offered by our competitors and, in the case of retailer house brands, may also be our competitors. If product competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if our sales channel partners show preference for their own house brands, our sales channel partners may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide them with higher returns. If we are unable to maintain successful relationships with these sales channel partners or to maintain our distribution channels, our business will suffer.

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

We reserve for cooperative marketing arrangements, incentive programs and pricing programs with our sales channel partners. These reserves are based on judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors. There could be significant differences between the actual costs of such arrangements and programs and our estimates.

We use sell-through data, which represents sales of our products by our direct retailer and e-tailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. In addition, the customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. In addition, we rely on channel inventory data from our sales channel partners. If we do not receive this information on a timely and accurate basis, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse tax consequences and pressure to move or diversify our manufacturing locations.

We produce approximately half of our products at facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers, in China and Malaysia.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 24

As noted, we have invested significantly in our manufacturing facilities in China and relationships with third-party contractors in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs proposed in March 2018 by the U.S. government on various imports from China, could result in tariffs or other adverse tax consequences or may cause us to increase prices or change the structure of how we currently operate, any of which could adversely affect our business and results of operations.

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers go out of business as a result of adverse global economic conditions or natural disasters, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 25

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

We conduct operations in a number of countries and have invested significantly in growing our sales and marketing activities in China, and the effect of business, legal and political risks associated with international operations could adversely affect us.

We conduct operations in a number of countries and have invested significantly in growing our personnel and sales and marketing activities in China and, to a lesser extent, other emerging markets. We may also increase our investments to grow sales in other emerging markets, such as Latin America, Eastern Europe, the Middle East and Africa. There are risks inherent in doing business in international markets, including:

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 26

•Imposition of currency exchange controls;

•Delays from customs brokers or government agencies; and

•A broad range of customs, consumer trends, and more.

Any of these risks could adversely affect our business, financial condition and operating results.

Sales growth in key markets, including China, is an important part of our expectations for our business. As a result, if economic, political or business conditions deteriorate in these markets, or if one or more of the risks described above materialize in these markets, our overall business and results of operations will be adversely affected.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2018, approximately 50% of our net sales were in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our

Logitech International S.A. | Fiscal 2018 Form 10-K | 27

business to which our competitors and other companies are not subject.  For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the Ordinance) became effective in connection with the Minder initiative approved by Swiss voters during 2013.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP) which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 28

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

The market for our products is characterized by rapidly changing technology and evolving industry standards. To remain competitive, we must continually introduce new products and technologies. The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product liability claims and litigation, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

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

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by

Logitech International S.A. | Fiscal 2018 Form 10-K | 29

computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our products, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. For example, the European Union adopted the General Data Protection Regulation (GDPR), which is applicable to us and to all companies processing data of European Union residents, becomes effective in May 2018 and imposes significant fines and sanctions for violation of the Regulation. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, allocation of additional resources, liabilities or negative publicity that could adversely affect our business.

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. The most recent material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017, and was related to the allowances and accruals for customer incentives, cooperative marketing and pricing programs. In the past, we have identified other material weaknesses in our internal control over financial reporting, as described in our previous Annual Reports on Form 10-K, certain of which resulted in late filings of and an amendment to our periodic reports and in restatements of our financial results. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our remediation efforts are not effective or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, we could be subject to litigation which, whether meritorious or not, remediation efforts could be time consuming, costly and/or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

In March 2017, our Board of Directors authorized a three-year $250.0 million repurchase program of our registered shares. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment

Logitech International S.A. | Fiscal 2018 Form 10-K | 30

or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of a termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Logitech International S.A. | Fiscal 2018 Form 10-K | 31

ITEM 2.    PROPERTIES
The table below represents our principal locations, their approximate square footage and their purposes as of March 31, 2018:

Location	Purpose	Approximate Square Footage	Ownership
Americas:
Newark, California	Design, research and development, product marketing, sales, technical support, and administration	127,000	Leased
Camas, Washington	Ultimate Ears Group	44,700	Leased
Irvine, California	Ultimate Ears Group	13,400	Leased
Salt Lake City, Utah	Jaybird Group	30,850	Leased
Park City, Utah	Jaybird Group	16,600	Leased
San Francisco, California	Astro Group	14,500	Leased
Olive Branch, Mississippi	Distribution center	400,000	Contracted	(1)
Mexico City, Mexico	Distribution center	12,800	Contracted	(1)
Montevideo, Uruguay	Distribution center	25,800	Contracted	(1)
Louveira, Brazil	Distribution center	17,717	Contracted	(1)
EMEA:
Lausanne, Switzerland	Headquarters, design, research and development, product marketing, sales management, technical support and administration	50,536	Leased
Cork, Ireland	Administration, design, supply chain and customer support	18,400	Leased
Nijmegen, Netherlands	Administration and distribution center support	15,000	Leased
Oostrum, Netherlands	Distribution center	155,600	Contracted	(1)
Asia Pacific:
Suzhou, China	High-volume manufacturing and warehouse	581,578	Owned
Suzhou, China	Employee dormitory	138,266	Leased
Suzhou, China	High-volume manufacturing	142,807	Leased
Hsinchu, Taiwan	Mechanical engineering, new product launches, process engineering, commodities management, logistics, quality assurance, design, research and development and administration	116,400	Leased
Hong Kong, China	Sales and marketing, research and development, administration and distribution center support	15,300	Leased
Shanghai, China	Sales and marketing and administration	16,900	Leased
Chennai, India	Digital Home Group engineering and quality assurance and IT	26,468	Leased
Tokyo, Japan	Sales and marketing	10,100	Leased
Shanghai, China	Distribution Center	64,000	Contracted	(1)
Shanghai, China	Distribution Center	35,000	Contracted	(1)
Singapore, Singapore	Distribution Center	52,000	Contracted	(1)
Tokyo, Japan	Distribution center	27,000	Contracted	(1)
_______________________________________________________________________________

(1)	Contracted through a third-party warehouse management company.
Logitech also contracts with various distribution services throughout the world for additional warehouses in which we store inventory. We also maintain marketing and channel support offices in approximately 62 locations and 40 countries, with lease expiration dates from 2019 to 2028.

Logitech International S.A. | Fiscal 2018 Form 10-K | 32

We believe that Logitech's manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time-to-time, we are involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and a small number of legal proceedings. We believe that these matters lack merit and we intend to vigorously defend against them. Based on the currently available information, we do not believe that resolution of pending matters will have a material adverse effect on our financial condition, cash flows or results of operations. However, litigation is subject to inherent uncertainties, and there can be no assurances that our defenses will be successful or that any such lawsuit or claim would not have a material adverse impact on our business, financial condition, cash flows and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity and other factors. Any failure to obtain a necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

Logitech International S.A. | Fiscal 2018 Form 10-K | 33

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 4, 2018, there were 173,106,620 shares issued (including 7,657,460 shares held as treasury stock) held by 15,219 holders of record, and the closing price of our shares was CHF 39.68 ($39.77 based on exchange rates on such date) per share on the SIX Swiss Exchange and $39.52 per share as reported by the Nasdaq Global Select Market.
SIX Swiss Exchange
The following table sets forth certain historical share price information for our shares traded on the SIX Swiss Exchange, as reported by the SIX Swiss Exchange.

	SIX Swiss Exchange
	High CHF	Low CHF
Fiscal Year Ended March 31, 2018
First quarter	37.40	30.45
Second quarter	39.00	32.60
Third quarter	36.82	31.57
Fourth quarter	40.82	33.17
Fiscal Year Ended March 31, 2017
First quarter	15.90	14.25
Second quarter	21.80	15.05
Third quarter	25.45	21.20
Fourth quarter	32.05	25.10
Nasdaq Global Select Market
The following table sets forth certain historical share price information for our shares traded on the Nasdaq Global Select Market.

	Nasdaq Global Select Market
	High USD	Low USD
Fiscal Year Ended March 31, 2018
First quarter	38.34	30.64
Second quarter	40.82	34.35
Third quarter	37.22	32.66
Fourth quarter	43.54	33.19
Fiscal Year Ended March 31, 2017
First quarter	16.73	14.45
Second quarter	22.46	15.60
Third quarter	25.22	21.44
Fourth quarter	32.06	24.89

Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2018, the Board of Directors

Logitech International S.A. | Fiscal 2018 Form 10-K | 34

recommended that the Company increase the cash dividend for fiscal year 2018 by approximately10% to CHF 110.7 million ($115.7 million based on the exchange rate on March 31, 2018). On September 12, 2017, Logitech's shareholders approved a cash dividend payment of CHF 100.0 million out of retained earnings to Logitech shareholders who owned shares on September 22, 2017. Eligible shareholders were paid CHF 0.61 per share ($0.63 per share in U.S. Dollars), totaling $104.2 million in U.S. Dollars on September 27, 2017. On September 7, 2016, Logitech's shareholders approved a cash dividend payment of CHF 90.2 million out of retained earnings to Logitech shareholders who owned shares on September 21, 2016. Eligible shareholders were paid CHF 0.56 per share ($0.57 per share in U.S. Dollars), totaling $93.1 million in U.S. Dollars on September 27, 2016.
Dividends paid and similar cash or in-kind distributions made by Logitech to a holder of Logitech shares (including dividends or liquidation proceeds and stock dividends), other than distributions of qualifying additional paid-in-capital if it is available under the current Swiss tax regime, are subject to a Swiss federal anticipatory tax at a rate of 35%. The anticipatory tax must be withheld by Logitech from the gross distribution and paid to the Swiss Federal Tax Administration.
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
In accordance with the tax convention between the United States and the Swiss Confederation (Treaty), a mechanism is provided whereby a U.S. resident (as determined under the Treaty), and U.S. corporations, other than U.S. corporations having a "permanent establishment" or a fixed base, as defined in the Treaty, in Switzerland, generally can obtain a refund of the Swiss anticipatory tax withheld from dividends in respect of Logitech shares, to the extent that 15% of the gross dividend is withheld as final withholding tax (i.e. 20% of the gross dividend may generally be refunded). In specific cases, U.S. companies not having a "permanent establishment" or a fixed base in Switzerland owning at least 10% of Logitech registered shares may receive a refund of the Swiss anticipatory tax withheld from dividends to the extent it exceeds 5% of the gross dividend (i.e., 30% of the gross dividend may be refunded). To get the benefit of a refund, holders must beneficially own Logitech shares at the time such dividend becomes due.
Share Repurchases
In fiscal year 2018, the following approved share buyback programs were in place (in thousands):

Share Buyback Program	Approved Shares (1)	Approved Amounts
March 2014	17,311	$250,000
March 2017	17,311	$250,000
(1) The approval of each of our share buyback programs by the Swiss Takeover Board limits the number of shares that we may repurchase to no more than 10% of our authorized share capital and voting rights.

Logitech International S.A. | Fiscal 2018 Form 10-K | 35

The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback program (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased	CHF (LOGN)	USD (LOGI)
March 31, 2016	4,951	13.52	14.63	$178,298
March 31, 2017	4,027	22.00	15.29	94,642
March 31, 2018	863	34.53	—	219,893
	9,841

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2018		CHF (LOGN)	USD (LOGI)
Month 1
December 31, 2017 to January 26, 2018	199	34.50	—	$223,092
Month 2
January 27, 2018 to February 23, 2018	—	—	—	223,092
Month 3
February 24, 2018 to March 31, 2018	83	36.57	—	219,893
	282	35.11	—	$219,893
Performance Graph
The information contained in the Performance Graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

Logitech International S.A. | Fiscal 2018 Form 10-K | 36

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2013, and calculates the annual return through March 31, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
________________________________________

*$100 invested on March 31, 2013, in stock or index, including reinvestment of dividends.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2013	2014	2015	2016	2017	2018
Logitech	$100	$219	$197	$248	$510	$598
Nasdaq Composite Index	$100	$131	$154	$156	$190	$229
S&P 500 Information and Technology Index	$100	$126	$148	$160	$200	$256

ITEM 6.    Selected Financial Data
This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

Logitech International S.A. | Fiscal 2018 Form 10-K | 37

	Years ended March 31,
	2018	2017	2016(2)	2015(2)	2014(2)

	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,566,863	$2,221,427	$2,018,100	$2,004,908	$2,008,028
Cost of goods sold	1,648,744	1,395,211	1,337,053	1,299,451	1,346,122
Amortization of intangible assets and purchase accounting effect on inventory	8,878	6,175	—	—	367
Gross profit	909,241	820,041	681,047	705,457	661,539
Operating expenses:
Marketing and selling	435,489	379,641	319,015	321,749	322,278
Research and development	143,760	130,525	113,176	107,543	110,839
General and administrative	96,353	100,270	101,012	125,995	112,689
Amortization of intangible assets and acquisition-related costs	8,930	5,814	984	763	2,036
Change in fair value of contingent consideration for business acquisition	(4,908)	(8,092)	—	—	—
Restructuring charges (credits), net (1)	(116)	23	17,802	(4,777)	8,001
Total operating expenses	679,508	608,181	551,989	551,273	555,843
Operating income	229,733	211,860	129,058	154,184	105,696
Interest income (expense), net	4,969	1,452	790	1,197	(431)
Other income (expense), net	(2,437)	1,677	1,624	(2,298)	2,039
Income from continuing operations before income taxes	232,265	214,989	131,472	153,083	107,304
Provision for income taxes	23,723	9,113	3,110	4,654	1,313
Net income from continuing operations	208,542	205,876	128,362	148,429	105,991
Loss from discontinued operations, net of income taxes	—	—	(9,045)	(139,146)	(31,687)
Net income	$208,542	$205,876	$119,317	$9,283	$74,304
Net income (loss) per share - basic:
Continuing operations	$1.27	$1.27	$0.79	$0.91	$0.66
Discontinued operations	$—	$—	$(0.06)	$(0.85)	$(0.20)
Net income per share - basic	$1.27	$1.27	$0.73	$0.06	$0.46

Net Income (loss) per share - diluted:
Continuing operations	$1.23	$1.24	$0.77	$0.89	$0.65
Discontinued operations	$—	$—	$(0.05)	$(0.83)	$(0.19)
Net income per share - diluted	$1.23	$1.24	$0.72	$0.06	$0.46
Weighted average shares used to compute net income (loss) per share:
Basic	164,038	162,058	163,296	163,536	160,619
Diluted	168,971	165,540	165,792	166,174	162,526

Cash dividend per share	$0.63	$0.57	$0.53	$0.27	$0.22

Net cash provided by operating activities (3)	$346,261	$288,389	$185,195	$181,463	$207,667
Net cash used in investing activities	$(128,704)	$(98,964)	$(60,690)	$(48,289)	$(46,803)

Logitech International S.A. | Fiscal 2018 Form 10-K | 38

	March 31,
	2018	2017	2016 (4)	2015(4)	2014(4)
Consolidated balance sheet data
Cash and cash equivalents	$641,947	$547,533	$519,195	$533,380	$467,518
Total assets	$1,743,157	$1,498,677	$1,324,147	$1,426,680	$1,451,390
Total shareholders' equity	$1,050,557	$856,111	$759,948	$758,134	$804,128
_______________________________________________________________________________

(1)
Restructuring charges and credits incurred during fiscal years 2018, 2017 and 2016 were related to the restructuring plan we implemented in fiscal year 2016. Restructuring charges and credits incurred during fiscal years 2015 and 2014 were related to the restructuring plan we implemented in fiscal year 2013.

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

(3)
Excess tax benefits from share-based compensation from all prior periods have been reclassified from financing activities to operating activities to conform to the consolidated statements of cash flows for fiscal year 2018 due to the adoption of ASU 2016-09.

(4)
The above condensed consolidated cash and cash equivalents exclude Lifesize video conferencing business which is presented as discontinued operations. See Note 4, "Discontinued Operations" to our consolidated financial statements for additional information.

Logitech International S.A. | Fiscal 2018 Form 10-K | 39

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
Overview of Our Company
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Ultimate Ears, Logitech G and ASTRO Gaming.

Our products participate in five large markets that all have growth opportunities: Music, Gaming, Video Collaboration, Smart Home and Creativity & Productivity. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
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
On August 11, 2017, we acquired certain assets and liabilities constituting the ASTRO Gaming business (ASTRO) from AG Acquisition Corporation for a purchase price of $85.0 million in cash (the ASTRO Acquisition). ASTRO is a leading console gaming accessory brand with a history of producing award-winning headsets for professional gamers and enthusiasts. ASTRO provides a strong growth platform in the console gaming accessories market. In November 2017, we also made a small technology acquisition for a total consideration of $5.2 million.
On September 15, 2016, we acquired the Saitek product line for a total consideration of approximately $13.0 million (the Saitek Acquisition). The Saitek Acquisition enhances the breadth and depth of our product offerings in the Gaming category and expands our engineering capabilities in simulation products.
On April 20, 2016, we acquired Jaybird LLC of Salt Lake City, Utah (Jaybird) for a purchase price of $54.2 million, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, along with an additional earn-out of up to $45.0 million in cash based on achievement of growth targets over two years (the Jaybird Acquisition). In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash, which was paid in November 2017. Jaybird is a leader in wireless audio wearables for sports and active lifestyles, and the acquisition of Jaybird expands our long-term growth potential in our Music market.
On December 28, 2015, we and Lifesize, Inc., a wholly owned subsidiary of Logitech which holds the assets of our Lifesize video conferencing business, entered into a stock purchase agreement with three venture capital firms. Immediately following December 28, 2015, closing of the transaction, the venture capital firms held 62.5% of the outstanding shares of Lifesize, which resulted in a divestiture of the Lifesize video conferencing business by us because we have no voting rights or any other significant influence. The historical results of operations and the financial position of Lifesize are included in the consolidated financial statements of Logitech and are reported as discontinued operations within this Annual Report on Form 10-K.

Logitech International S.A. | Fiscal 2018 Form 10-K | 40

We exited our OEM business during the third quarter of fiscal year 2016. There is no revenue and cost associated with this business since then.
Summary of Financial Results
Our total net sales for fiscal year 2018 increased 16% in comparison to fiscal year 2017. The growth was broad-based across our regions and across our product categories. The results of operations for ASTRO have been included in our consolidated statements of operations from the acquisition date. For fiscal year 2018, ASTRO contributed approximately 2 points to net sales growth.
Net sales for fiscal year 2018 increased 16%, 10% and 23% in the Americas, EMEA and Asia Pacific, respectively.
We transitioned to a new third-party logistics provider and distribution center in North America in the second quarter of fiscal year 2018 to support our growth. We experienced significant challenges in the transition, in operating procedures at the newer distribution center, and in ramping fulfillment in the second quarter and early third quarter of fiscal year 2018. As a result, we incurred additional cost on freight and warehouse-related expense. We have transitioned back to the original distribution center for North America, and the process was completed during the fourth quarter of fiscal year 2018.
Gross margin is gross profit as a percentage of net sales. Gross margin decreased by 150 basis points to 35.4% during fiscal year 2018, compared to fiscal year 2017. The decrease in gross margin was primarily driven by increases in pricing programs and incentive and marketing activities, additional costs from the transition of the distribution center in North America in the third quarter of fiscal year 2018, and product mix, partially offset by product cost reductions and favorable currency exchange rates. In addition, in fiscal year 2017, we recorded a first-time-adoption benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.
Operating expenses for fiscal year 2018 were $679.5 million, or 26.5% of net sales, compared to $608.2 million, or 27.4%, for fiscal year 2017. The increase in operating expenses was primarily driven by $39.7 million of higher personnel-related costs due to increased headcount, higher share-based compensation and businesses acquired during fiscal year 2018, $22.2 million higher external cost mostly attributed to higher external advertising and marketing expenses, $3.2 million lower credit from change in fair value of contingent consideration for business acquisition and $3.1 million higher amortization of intangible assets from the business acquisitions.
Income tax provision for fiscal year 2018 was impacted by a provisional charge of $21.7 million from the remeasurement of federal and state deferred tax assets and liabilities in the United States to reflect a reduction in corporate income tax rate from 35% to 21% as a result of the enactment of H.R.1, also known as the Tax Cuts and Jobs Act (the Tax Act) in the United States on December 22, 2017.
Net income for fiscal year 2018 was $208.5 million, compared to $205.9 million for fiscal year 2017.
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
Trends Specific to Our Five Market Opportunities
Music: The music market grew during fiscal year 2018, driven by growing consumption of music through mobile devices such as smartphones and tablets. According to the Recording Industry Association of America (RIAA), revenues from streaming music platforms increased over 40% in 2017. The integration of personal voice assistants has become increasingly competitive in the speaker categories and the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing with slower growth. Our investments in the Ultimate Ears and Jaybird brands, new channel expansion, integration of personal voice assistants, such as Google Assistant and Amazon Alexa, and our new product introductions, have driven our growth in this market through the third quarter of fiscal year 2018, though sales of our Mobile Speakers declined during the fourth quarter.

Logitech International S.A. | Fiscal 2018 Form 10-K | 41

Gaming: The PC gaming and console gaming platform continues to show strong growth as online gaming, multi-platform experiences, and eSports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the PC gaming market growth. With ASTRO Gaming, we are also strengthening our portfolio in adjacent categories, such as the console gaming market.
Video Collaboration:  The near and long-term structural growth opportunities in the video collaboration market are significant. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.
Smart Home: This market increased in fiscal year 2017 and has continued growing in fiscal year 2018. In October 2016, we integrated Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Google Home device. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen early success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.
Creativity & Productivity:  Although new PC shipments continue to be lackluster, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. In fiscal year 2018, we have seen the recovery of the iPad tablet market and our Tablet & Other Accessories category has benefited from the recovery along with our innovative products.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, estimates, and assumptions that affect reported amounts of assets, liabilities, net sales and expenses, and the disclosure of contingent assets and liabilities.
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
We believe the following accounting estimates are most critical to our business operations and to an understanding of our financial condition and results of operations and reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 42

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
Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of our products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of our products. Accruals for these marketing arrangements are recorded at the later of the date the revenue is recognized or the date the incentive is offered, based on negotiated terms, historical experience and inventory levels in the channel.
Customer Incentive Programs.    Customer incentive programs include performance-based incentives and consumer rebates. We offer performance-based incentives to our customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at our discretion for the primary benefit of end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of time of sale or when the incentive is offered, based on the specific terms and conditions.
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
Returns.    We grant limited rights to return products. Return rights vary by customer and range from just the right to return defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, we reduce sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns.
We apply a breakage rate to reduce our accruals of customer incentive, cooperative marketing, and pricing programs based on the estimated percentage of these customer programs that will not be claimed or earned. The breakage rate is applied when we are able to reasonably estimate the amounts that will be ultimately claimed by customers. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period.
We regularly evaluate the adequacy of our accruals for cooperative marketing arrangements, customer incentive programs, pricing programs and product returns. Future market conditions and product transitions may require us to take action to increase such programs. In addition, when the variables used to estimate these costs

Logitech International S.A. | Fiscal 2018 Form 10-K | 43

change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to revenue or operating expenses. If, at any future time, we become unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end users, which would adversely impact revenue in the period of transition.
Inventory Valuation
We must order components for our products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.
We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical net sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand which is not expected to be sold or utilized is considered excess, and we recognize the write-down in cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.
Share-Based Compensation Expense
The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of restricted stock units (RSUs) that vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based RSUs and RSUs with performance conditions is calculated based on the closing market price on the date of grant, adjusted by estimated dividends yield prior to vesting.
Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, the probability of achievement of the set performance conditions, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. We estimate expected life based on historical settlement rates, which we believe are most representative of future exercise and post-vesting termination behaviors. The dividend yield assumption is based on our history and expectations of future dividend payouts. We used historical data to estimate pre-vesting forfeitures, and we recorded share-based compensation expense only for those awards that are expected to vest. Effective April 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09 and account for forfeitures as they occur. Refer to "Adoption of New Accounting Pronouncements" below for details of the impact from the change in accounting.
The assumptions used in calculating the fair value of share-based compensation expense and related tax effects represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgments. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our share-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 44

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
We have recorded provisional estimates associated with the enactment of the Tax Act in the United States on December 22, 2017. The SEC has provided accounting and reporting guidance in Staff Accounting Bulletin (SAB) No. 118 that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.
Goodwill
We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the quantitative impairment test; otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We currently have only one reporting unit.
Annual Impairment analysis
We performed our annual impairment analysis of the goodwill as of December 31, 2017 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of the peripheral reporting unit exceeded its carrying amount. Refer to Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for the disclosures.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 45

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
The fair value of acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions" and "Note 10 - Fair Value Measurements" to the consolidated financial statements for more information) is determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate and projected net sales of Jaybird over the earn-out period, and it is remeasured at each reporting period based on the inputs on the date of remeasurement. Projected net sales are based on our internal projections, including analysis of the target markets. In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash, which approximated the fair value of the contingent consideration as of September 30, 2017. We paid the $5.0 million in November 2017.
Adoption of New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" (ASU 2015-11). Topic 330 previously required an entity to measure inventory at the lower of cost or market, with the market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value and is effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017, which has not had a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, we reclassified $9.7 million and $2.1 million of excess tax benefits previously reported under financing activities to operating activities for the years ended March 31, 2017 and March 31, 2016, respectively, on our consolidated statements of cash flows. Under the new standard, we account for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of

Logitech International S.A. | Fiscal 2018 Form 10-K | 46

March 31, 2017 by $3.3 million. We further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)" (ASU 2017-04), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. We adopted this standard effective April 1, 2017, which has not had a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted this standard effective April 1, 2017, which has not had a material impact on our consolidated financial statements.
Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements to be adopted.
Constant Currency
We refer to our net sales growth rates excluding the impact of currency exchange rate fluctuations as "constant currency" sales growth rates. Percentage of constant currency sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
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
Results of Operations
Net Sales
Net sales by channel for fiscal years 2018, 2017 and 2016 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Retail	$2,566,863	$2,221,427	$1,947,059	16%	14%
OEM	—	—	71,041	—	(100)
Total net sales	$2,566,863	$2,221,427	$2,018,100	16%	10%
Retail:
During fiscal year 2018, retail sales increased 16%, in comparison to fiscal year 2017. If currency exchange rates had been constant in 2018 and 2017, our constant currency sales growth rate would have been 13%. We grew across almost all our product categories. Tablet & Other Accessories, Video Collaboration, Gaming, and Smart Home grew double digits, with Gaming contributing more than 8 points of the net sales growth during the year, including approximately 2 points contributed by ASTRO.
During fiscal year 2017, retail sales increased 14% in comparison to fiscal year 2016. If currency exchange rates had been constant in 2017 and 2016, our constant currency retail sales growth rate would have been 14.9%. We grew across almost all our product categories. Video Collaboration, Music, Gaming, and Smart Home grew double digits. Jaybird and Saitek contributed approximately 3 points to the net sales growth. We recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.

Logitech International S.A. | Fiscal 2018 Form 10-K | 47

OEM:
As we exited our OEM business in December 2015, there has been no revenue since then.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. During fiscal years 2018, 2017 and 2016, 50%, 50% and 48% of our net sales were denominated in currencies other than the U.S. Dollar, respectively.
Retail Sales by Region
The following table presents the change in retail sales by region for fiscal year 2018 compared with fiscal year 2017, and fiscal year 2017 compared with fiscal year 2016:

	2018 vs. 2017		2017 vs. 2016
	Sales Growth Rate	Sales Growth Rate in Constant Currency	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	16%	16%	12%	13%
EMEA	10	4	19	21
Asia Pacific	23	22	11	11
Americas
The increase in sales in fiscal year 2018 compared with fiscal year 2017 of 16% was driven by growth in Pointing Devices, Tablet & Other Accessories, Video Collaboration, Gaming, and Smart Home.
The increase in sales of 12% in fiscal year 2017 compared with fiscal year 2016 was driven by growth in Audio PC & Wearables, Mobile Speakers, Gaming and Keyboards & Combos, partially offset by declines in sales for Tablet & Other Accessories.
EMEA
The growth rate of 10% in fiscal year 2018 compared with fiscal year 2017 was driven by several of our product categories, with strength in Video Collaboration, Gaming, and Smart Home, partially offset by Pointing Devices and Audio PC & Wearables.
The increase in sales of 19% in fiscal year 2017 compared with fiscal year 2016 was driven by several of our product categories, with strength in Mobile Speakers, Keyboards & Combos, Video Collaboration and Gaming. We recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.
Asia Pacific
The growth of 23% in fiscal year 2018 compared with fiscal year 2017 was primarily driven by sales increases in Pointing Devices, Video Collaboration, Music and Gaming.
The increase in sales of 11% in fiscal year 2017 compared with fiscal year 2016 was primarily driven by sales increases in Gaming and Video Collaboration.

Logitech International S.A. | Fiscal 2018 Form 10-K | 48

Net Retail Sales by Product Categories
Net retail sales by product categories for fiscal years 2018, 2017 and 2016 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Pointing Devices	$516,637	$501,562	$492,543	3%	2%
Keyboards & Combos	498,472	480,312	430,190	4	12
PC Webcams	112,147	107,087	98,641	5	9
Tablet & Other Accessories	107,942	76,879	103,886	40	(26)
Video Collaboration	182,717	127,009	89,322	44	42
Mobile Speakers	314,817	301,021	229,718	5	31
Audio-PC & Wearables	252,330	246,390	196,013	2	26
Gaming	491,995	314,362	245,101	57	28
Smart Home	89,373	65,510	59,075	36	11
Other (1)	433	1,295	2,570	(67)	(50)
Total Net Retail Sales	$2,566,863	$2,221,427	$1,947,059	16	14

(1)	Other category includes products out of which we currently intend to transition, or have already transitioned because they are no longer strategic to our business.
Retail Sales by Product Categories:
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.
During fiscal year 2018, retail sales of Pointing Devices increased 3%, in comparison to fiscal year 2017. Increases in sales of cordless mice, trackball and presentation tools, were partially offset by the decrease in the sales of corded mice.
During fiscal year 2017, retail sales of Pointing Devices increased 2%, in comparison to fiscal year 2016. Increases in sales of presentation tools, corded mice and other pointing devices were offset by the decrease in the sales of cordless mice.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.
During fiscal year 2018, retail sales of Keyboards & Combos increased 4%, compared to fiscal year 2017. The sales increase was primarily driven by the introduction of Craft cordless keyboard and increased sales of our MK270 and MK235 wireless combo, partially offset the decreases in sales of the MK710 wireless combo and K400 Plus wireless keyboard.
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
During fiscal year 2018, retail sales of PC Webcams increased 5%, compared to fiscal year 2017. The increase was primarily driven by strong sales of our 1080P Pro Stream Webcam, partially offset by the decrease in the sales of the HD Pro Webcam C920 and HD Webcam C525.

Logitech International S.A. | Fiscal 2018 Form 10-K | 49

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
During fiscal year 2018, retail sales of Tablet & Other Accessories increased 40%, compared to fiscal year 2017. The increase was primarily driven by the introduction of Slim Folio, Slim Combo keyboard cases, and Rugged Combo keyboard case, partially offset by a decrease in sales of Create and Type+ keyboard cases.
During fiscal year 2017, retail sales of Tablet & Other Accessories decreased 26%, compared to fiscal year 2016. The sales decrease reflects the declining market for iPad shipments, partially offset by sales of the Create Tablet Keyboard Case for the iPad Pro for the full fiscal year 2017 following its introduction in September of fiscal year 2016.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect any size user groups.
During fiscal year 2018, retail sales of Video Collaboration increased 44%, compared to fiscal year 2017. The increase was primarily due to the introductions of MeetUp and PTZ Pro 2 video conference cameras and continued success of the Logitech Group conference camera, in addition to strong sales for C930e and Brio 4K Pro webcams. The sales increase was partially offset by a decrease in sales for the PTZ Pro video conference camera.
During fiscal year 2017, retail sales of Video Collaboration increased 42%, compared to fiscal year 2016. The increase was primarily due to the continued success of the Logitech Group conference camera.
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of wireless Bluetooth and Wi-Fi speakers.
During fiscal year 2018, retail sales of Mobile Speakers increased 5%, compared to fiscal year 2017. Mobile Speaker sales increased primarily due to the increased sales from the Ultimate Ears WONDERBOOM and the introduction of the Ultimate Ears BLAST and MEGABLAST, which were both released in the third quarter of fiscal year 2018, partially offset by the decreases in sales of the Ultimate Ears BOOM 2, Ultimate Ears MEGABOOM, and Ultimate Ears ROLL 2.
During fiscal year 2017, retail sales of Mobile Speakers increased 31%, compared to fiscal year 2016. Mobile Speaker sales increased primarily due to sales of the Ultimate Ears BOOM 2 for the full fiscal year 2017 following its launch in the second quarter of fiscal year 2016 as well as the continued success of the Ultimate Ears MEGABOOM.
Audio-PC & Wearables
Our Audio-PC & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables.
During fiscal year 2018, retail sales of Audio-PC & Wearables increased 2%, compared to fiscal year 2017. The increase was primarily driven by the continued success of the Jaybird X3 earbuds, in addition to the introduction of the Jaybird RUN earbuds launched in the third quarter of fiscal year 2018, partially offset by the decrease in the sales of the Jaybird Freedom F5 earbuds. Jaybird growth was partially offset by a decline in desktop speakers.
During fiscal year 2017, retail sales of Audio-PC & Wearables increased 26%, compared to fiscal year 2016. The increase was primarily driven by the Jaybird Freedom F5 earbuds and the Jaybird X2 earbuds resulting from the Jaybird Acquisition in the first quarter of fiscal year 2017 (see Note 3 - "Business Acquisitions" to the

Logitech International S.A. | Fiscal 2018 Form 10-K | 50

consolidated financial statements) and X3 Sport Bluetooth earbuds launched in the third quarter of fiscal year 2017. The growth was partially offset by a decline of our PC speakers and headsets.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.
During fiscal year 2018, retail sales of Gaming increased 57%, compared to fiscal year 2017. Growth in Gaming was broad-based, especially driven by the ASTRO Acquisition, the sales increase of the G29 Driving Force steering wheel, the G502 Proteus Spectrum gaming mouse, the G203 gaming mouse and the introduction of the G903 gaming mouse. For fiscal year 2018, ASTRO contributed $54.1 million to net sales.
During fiscal year 2017, retail sales of Gaming increased 28%, compared to fiscal year 2016. The increase was primarily driven by the continued success of our G502 Proteus Spectrum gaming mouse, G900 Chaos Spectrum gaming mouse, G933 Artemis Spectrum gaming headset and G910 Orion Spectrum RGB mechanical gaming keyboard.
Smart Home market:
Smart Home
Our Smart Home category includes our Harmony line of advanced home entertainment controllers, new products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks, and home security camera.
During fiscal year 2018, retail sales of Smart Home increased 36%, compared to fiscal year 2017. The increase was primarily due to the introduction of our Circle 2 wired and wireless home security cameras, in addition to our continued success for our Harmony Elite remote, partially offset by the sales decrease of Harmony 650 remote. We saw strong demand for our voice-enabled Harmony Hub products balanced against a decline in the traditional universal remote market.
During fiscal year 2017, retail sales of Smart Home increased 11%, compared to fiscal year 2016. The increase was primarily due to the continued success of our Harmony Elite remote.
Gross Profit
Gross profit for fiscal years 2018, 2017 and 2016 was as follows (Dollars in thousands):

	Years Ended March 31,
	2018	2017	2016
Net sales	$2,566,863	$2,221,427	$2,018,100
Gross profit	$909,241	$820,041	$681,047
Gross margin	35.4%	36.9%	33.7%
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
Gross margin decreased by 150 basis points to 35.4% during fiscal year 2018, compared to fiscal year 2017. The decrease in gross margin was primarily driven by increases in pricing programs and incentive and marketing activities, additional costs from the transition of the distribution center in North America in the third quarter of fiscal year 2018, and product mix, partially offset by product cost reductions and favorable currency exchange rates. In addition, in fiscal year 2017, we recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 51

efficiencies, partially offset by an increase of promotions, unfavorable currency exchange rates, and amortization of intangible assets and purchase accounting effect on inventory from business acquisitions.
Operating Expenses
Operating expenses for fiscal years 2018, 2017 and 2016 were as follows (Dollars in thousands):

	Years Ended March 31,
	2018	2017	2016
Marketing and selling	$435,489	$379,641	$319,015
% of net sales	17.0%	17.1%	15.8%
Research and development	143,760	130,525	113,176
% of net sales	5.6%	5.9%	5.6%
General and administrative	96,353	100,270	101,012
% of net sales	3.8%	4.5%	5.0%
Amortization of intangible assets and acquisition-related costs	8,930	5,814	984
% of net sales	0.3%	0.3%	—%
Change in fair value of contingent consideration for business acquisition	(4,908)	(8,092)	—
% of net sales	(0.2)%	(0.4)%	—%
Restructuring charges (credits), net	(116)	23	17,802
% of net sales	—%	—%	0.9%
Total operating expenses	$679,508	$608,181	$551,989
% of net sales	26.5%	27.4%	27.4%
The increase in total operating expenses during fiscal year 2018, compared to fiscal year 2017, was mainly due to increases in marketing and selling expenses, research and development expenses, amortization of intangibles from the business acquisitions, and a lower credit from the change in fair value of contingent consideration for business acquisition, partially offset by the decrease in general and administrative expenses.
The increase in total operating expenses during fiscal year 2017, compared to fiscal year 2016, was mainly due to increases in marketing and selling expenses, research and development expenses, amortization of intangible assets from the business acquisitions, partially offset by the decrease in restructuring charges and a credit from the change in fair value of contingent consideration for business acquisition.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, customer and technical support and facilities costs.
During fiscal year 2018, marketing and selling expenses increased $55.8 million, compared to fiscal year 2017. The increase was primarily driven by $23.2 million higher personnel-related costs due to increased headcount during the last twelve months to expand our marketing team to support our increased advertising and marketing efforts for our products, including the increased headcount resulting from the ASTRO Acquisition. Additionally, there was a $30.2 million increase in expenses for external advertising and marketing.
During fiscal year 2017, marketing and selling expenses increased $60.6 million, compared to fiscal year 2016. The increase was primarily driven by $43.8 million higher personnel-related costs due to increased headcount during fiscal year 2017 to expand our marketing team to support the advertising and marketing efforts for our products, including the increased headcount resulting from the Jaybird Acquisition and Saitek Acquisition, and increased variable compensation linked to stronger performance during fiscal year 2017. Additionally, there was a $18.4 million increase in expenses for external advertising and marketing.

Logitech International S.A. | Fiscal 2018 Form 10-K | 52

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2018, research and development expenses increased $13.2 million, compared to fiscal year 2017. The increase was primarily driven by higher personnel-related costs for the development of new products and increased headcount from business acquisitions.
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
During fiscal year 2018, general and administrative expenses decreased $3.9 million, compared to fiscal year 2017. The decrease was primarily due to a $6.8 million reduction related to external expenses mainly consulting expense, partially offset by a $2.6 million increase in personnel-related costs.
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
Amortization of Intangibles and Acquisition-Related Costs
Amortization of intangibles included in operating expense and acquisition-related costs during fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Amortization of intangible assets	$7,518	$4,352	$448
Acquisition-related costs	1,412	1,462	536
Total	$8,930	$5,814	$984
Amortization of intangible assets consists of amortization of acquired intangible assets including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The increase in amortization of intangible assets from fiscal year 2017 to 2018 was primarily driven by the ASTRO Acquisition. The increase in amortization of intangible assets from fiscal year 2016 to 2017 was driven by the Jaybird and Saitek acquisitions.
Change in Fair Value of Contingent Consideration for Business Acquisition
The change in fair value of contingent consideration during fiscal years 2018 and 2017 is primarily due to lower-than-expected net sales of Jaybird products, and revised projected net sales of Jaybird products during the remaining earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market (see "Note 10 – Fair Value Measurement" to the consolidated financial statements).
In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash. We paid the $5.0 million in November 2017 and included the same as financing activities on our consolidated statements of cash flows.

Logitech International S.A. | Fiscal 2018 Form 10-K | 53

Restructuring Charges (Credits)
The following table summarizes restructuring-related activities during the fiscal years 2018, 2017 and 2016 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$954	$—	$954
Charges, net	17,280	337	185	17,802
Cash payments	(11,373)	(1,166)	(185)	(12,724)
Accrual balance at March 31, 2016	$5,907	$125	$—	$6,032
Charges, net	23	—	—	23
Cash payments	(5,195)	(125)	—	(5,320)
Accrual balance at March 31, 2017	735	—	—	735
Credits, net	(116)	—	—	(116)
Cash payments	(619)	—	—	(619)
Accrual balance at March 31, 2018	$—	$—	$—	$—
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
On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, we have incurred $25.4 million under this restructuring plan, including $24.3 million for cash severance and other personnel costs.
Other Income (Expense), Net
Other income and expense for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Investment income (loss) related to a deferred compensation plan	$1,386	$1,343	$(364)
Currency exchange gain (loss), net	(4,613)	169	2,110
Other	790	165	(122)
Total	$(2,437)	$1,677	$1,624
Investment income (loss) related to a deferred compensation plan for fiscal years 2018, 2017 and 2016 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 54

Provision for Income Taxes
The provision for income taxes and the effective income tax rate for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Provision for income taxes	$23,723	$9,113	$3,110
Effective income tax rate	10.2%	4.2%	2.4%
The changes in the effective income tax rate between fiscal years 2018 and 2017 were primarily driven by provisional impacts in fiscal year 2018 from the Tax Act that was signed into law in the United States on December 22, 2017. We recorded a provisional income tax charge of $21.7 million from the remeasurement of deferred tax assets and liabilities, net of the release of valuation allowance of $0.6 million to reflect the effects of the enacted reduction in corporate income tax rate from 35% to 21%. We recognized $13.4 million of excess tax benefits, net of shortfalls in fiscal year 2018 after the adoption of ASU 2016-09. Furthermore, there was a tax benefit of $8.3 million in fiscal year 2018 related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations, compared to $15.4 million in fiscal year 2017.
The changes in the effective income tax rate between fiscal years 2017 and 2016 were primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. In fiscal year 2016, besides a tax benefit of $16.1 million related to the reversal of uncertain tax positions resulting from the expiration of the statutes of limitations, there was a tax benefit of $2.2 million from the preferential income tax rate reduction pursuant to the High and New Technology Enterprise Program in China.
As of March 31, 2018 and March 31, 2017, the total amounts of unrecognized tax benefits due to uncertain tax positions were $69.1 million and $63.7 million, respectively, all of which would affect the effective income tax rates if recognized.
As of March 31, 2018, we had $35.0 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. As of March 31, 2017, we had $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax positions in income tax expense. We recognized $0.6 million, $0.7 million and $0.3 million in interest and penalties in income tax expense during fiscal years 2018, 2017 and 2016, respectively. As of March 31, 2018, 2017 and 2016, we had $2.3 million, $3.0 million and $3.6 million of accrued interest and penalties related to uncertain tax positions, respectively.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2014. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2015. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
At March 31, 2018, we had cash and cash equivalents of $641.9 million, compared with $547.5 million at March 31, 2017. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits of which 54% is held in Switzerland, 19% is held in Germany, 11% is held in the UK and 10% is held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
At March 31, 2018, our working capital was $597.4 million, compared with working capital of $520.8 million at March 31, 2017. The increase in working capital over fiscal year 2017 was primarily due to higher balances of cash and cash equivalents, accounts receivable, net and other current assets, partially offset by higher accounts payable and accrued and other current liabilities.

Logitech International S.A. | Fiscal 2018 Form 10-K | 55

We had several uncommitted, unsecured bank lines of credit aggregating to $84.5 million as of March 31, 2018. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2018, we had outstanding bank guarantees of $49.8 million under these lines of credit.
The following table presents selected financial information and statistics for fiscal years 2018, 2017 and 2016 (Dollars in thousands):

	March 31,
	2018	2017	2016
Accounts receivable, net	$214,885	$185,179	$142,778
Accounts payable	$293,988	$274,805	$241,166
Inventories	$259,906	$253,401	$228,786
Days sales in accounts receivable (DSO)(Days)(1)	33	33	30
Days accounts payable outstanding (DPO) (Days)(2)	70	79	75
Inventory turnover (ITO)(x)(3)	5.9	4.9	5.0
______________________________

(1)	DSO is determined using ending accounts receivable, net as of the most recent quarter-end and net sales for the most recent quarter.

(2)	DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.

(3)	ITO is determined using ending inventories and the annualized cost of goods sold (based on the most recent quarterly cost of goods sold).
DSO as of March 31, 2018 remained consistent, compared to March 31, 2017. DSO as of March 31, 2017 increased three days, compared to March 31, 2016, primarily due to the timing of net sales and customer payments.
DPO as of March 31, 2018 decreased nine days, compared to March 31, 2017, primarily due to the timing of purchases and payments. DPO as of March 31, 2017 increased four days, compared to March 31, 2016, primarily due to increase in inventories and the timing of payments.
ITO as of March 31, 2018 was higher compared to March 31, 2017 due to higher sales. ITO as of March 31, 2017 remained consistent compared to March 31, 2016.
If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2018, we generated $346.3 million in cash from operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by higher business volumes. The increase in accounts payable was primarily driven by the timing of purchases and the timing of payments. The decrease in inventories net of effect of the acquisition was primarily driven by higher business volumes. The increase in accrued and other liabilities was primarily due to higher promotions and marketing activities for our indirect customers.
Net cash used in investing activities was $128.7 million, primarily due to $88.3 million of the purchase price (net of cash acquired) for business acquisitions, $39.7 million of purchases of property, plant, and equipment, and $1.2 million of investments in privately held companies.
Net cash used in financing activities was $127.9 million, primarily for the $104.2 million cash dividends paid during the year, $30.7 million repurchases of our registered shares and $29.8 million tax withholdings related to net share settlements of restricted stock units, partially offset by $41.9 million in proceeds received from the sale of shares upon exercise of options and purchase rights. We also paid $5.0 million for contingent consideration related to the Jaybird Acquisition.
Our expenditures for property, plant and equipment during fiscal years 2018, 2017 and 2016 were primarily for tooling and equipment, computer hardware and software and leasehold improvements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 56

Our expenditures for property, plant and equipment increased during fiscal year 2018, compared to fiscal year 2017, primarily due to a higher amount of tooling purchases. Our expenditures for property, plant and equipment decreased during fiscal year 2017, compared to fiscal year 2016, due to a lower amount of tooling purchases.
Our payments for acquisitions, net of cash acquired, during fiscal year 2018, were primarily for the ASTRO Acquisition during the period (refer to "Note 3 - Business Acquisitions" to the consolidated financial statements). Our payments for acquisitions, net of cash acquired, during fiscal year 2017, were for the Jaybird Acquisition and the Saitek Acquisition during the period (refer to "Note 3 - Business Acquisitions" to the consolidated financial statements).
During fiscal year 2016, the net payments for the divestiture of discontinued operations were $1.4 million.
The purchases and sales of trading investments during fiscal years 2018, 2017 and 2016 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
Excess tax benefit realized from share-based compensation included in cash flows from financing activities has been reclassified in operating cash flows starting in the first quarter of our fiscal year 2018 on a retrospective basis when we adopted ASU 2016-09. Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements adopted.
During fiscal year 2018, there was a $4.7 million gain of currency translation exchange rate effect on cash and cash equivalents, compared to a loss of $5.4 million of currency translation exchange rate effect during fiscal year 2017, and a $1.4 million gain of currency translation exchange rate effect during fiscal year 2016. Higher currency translation exchange effects during fiscal years 2018 and 2017 were primarily due to the strengthening of the Euro versus the U.S. Dollar by 15% in 2018 and weakening of the Euro versus the U.S. Dollar by 6% in 2017, respectively.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investment in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies.
In May 2018, the Board of Directors recommended that the Company pay CHF110.7 million ($115.7 million based on the exchange rate on March 31, 2018) in cash dividends for fiscal year 2018. In fiscal year 2018, we paid a cash dividend of CHF100.0 million (U.S. Dollar amount of $104.2 million) out of retained earnings. During fiscal year 2017, we paid a cash dividend of CHF 90.2 million (U.S. Dollar amount of $93.1 million) out of retained earnings. During fiscal year 2016, we paid a cash dividend of CHF 83.1 million (U.S. Dollar amount of $85.9 million) out of retained earnings.
In March 2014, the Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. This share buyback program expired in April 2017.
In March 2017, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2014 share buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of March 31, 2018, the remaining amount that may be repurchased under the program is $219.9 million.
Starting with fiscal year 2017, we changed the payment frequency of our employee performance bonus plan from semi-annual payments to an annual payment. The full year bonus for a fiscal year is expected to be made in the first quarter of the following fiscal year, and the operating cash flow for that period could be negative as a result.
Our other contractual obligations and commitments that require cash are described in the following sections.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $346.3 million, $288.4 million and $185.2 million during fiscal years 2018, 2017, and 2016,

Logitech International S.A. | Fiscal 2018 Form 10-K | 57

respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2018 (in thousands):

		Payments Due by Period
	March 31, 2018	<1 year	1-3 years	4-5 years	>5 years
Inventory purchase commitments	$237,110	$237,110	$—	$—	$—
Capital purchase commitments	9,569	9,569	—	—	—
Expected contribution to employee benefit plan	5,727	5,727	*	*	*
Operating leases obligations	44,501	13,144	18,941	9,964	2,452
Total	$296,907	$265,550	$18,941	$9,964	$2,452
* Expected contribution to employee benefit plan: Commitments under the retirement plans relate to expected contributions to be made to our defined benefit plans for the next year only. We fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our defined benefit pension plans and non-retirement post-employment benefit plans beyond one year are excluded from the contractual obligations table because they are dependent on numerous factors that may result in a wide range of outcomes and thus are impractical to estimate. For more information on our defined benefit pension plans and non-retirement post-employment benefit plans, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Purchase Commitments
As of March 31, 2018, we have non-cancelable purchase commitments of $237.1 million for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2019. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2018, the liability for these purchase commitments was $12.6 million and is recorded in accrued and other current liabilities and is not included in the preceding table. We have firm purchase commitments of $9.6 million for capital expenditures, primarily related to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.
Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2030.
Income Taxes Payable
As of March 31, 2018, we had $35.0 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Logitech International S.A. | Fiscal 2018 Form 10-K | 58

Investment Commitments
During 2015, we entered into a limited partnership agreement with a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed a capital contribution of $4.0 million over the life of the fund. As of March 31, 2018, $1.1 million of the committed capital contribution has not yet been called by the fund.
Guarantees
Logitech Europe S.A. guaranteed payments of two third-party contract manufacturers' purchase obligations. As of March 31, 2018, the maximum amount of these guarantees was $3.8 million, of which $1.0 million of guaranteed purchase obligations were outstanding.
Indemnifications
We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2018, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar,

Logitech International S.A. | Fiscal 2018 Form 10-K | 59

Japanese Yen and Mexican Peso. For the year ended March 31, 2018, approximately 50% of our net sales were in non-U.S. denominated currencies, with 25% of our net sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales than the favorable impact on our operating expenses, resulting in an adverse impact on our operating results. If the U.S. Dollar remains at its current strong levels in comparison to other currencies, this will affect our results of operations in future periods as well. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of March 31, 2018. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

		March 31, 2018
Currency		Net Exposed Long (Short) Currency	Currency Exchange Gain (Loss) from 10% Change in Base Currency
Base Currency	Transaction Currency	Position	Appreciation	Depreciation
U.S. Dollar	Brazilian Real	$17,464	$(1,588)	$1,940
U.S. Dollar	Canadian Dollar	12,996	(1,181)	1,444
U.S. Dollar	Japanese Yen	10,862	(987)	1,207
U.S. Dollar	Mexican Peso	10,326	(939)	1,147
U.S. Dollar	Australian Dollar	7,584	(689)	843
U.S. Dollar	Russian Ruble	806	(73)	90
U.S. Dollar	Norwegian Kroner	(543)	49	(60)
U.S. Dollar	Indian Rupee	(956)	87	(106)
U.S. Dollar	Korean Wan	(1,058)	96	(118)
U.S. Dollar	Swiss Franc	(2,364)	215	(263)
U.S. Dollar	Singapore Dollar	(14,045)	1,277	(1,561)
U.S. Dollar	Taiwanese Dollar	(18,450)	1,677	(2,050)
U.S. Dollar	Chinese Renminbi	(31,800)	2,891	(3,533)
Euro	Croatian Kuna	1,372	(125)	152
Euro	U.S. Dollar	577	(52)	64
Euro	Arab Emirates Dirham	(672)	61	(75)
Euro	Russian Ruble	(796)	72	(88)
Euro	Polish Zloty	(908)	83	(101)
Euro	British Pound	(2,025)	184	(225)
Euro	Swedish Krona	(2,523)	229	(280)
		$(14,153)	$1,287	$(1,573)
Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.
Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi. As of March 31, 2018, net liabilities held in Chinese Renminbi totaled $31.8 million.
Derivatives
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. As of March 31, 2017, the notional amounts of currency forward contracts outstanding related to forecasted

Logitech International S.A. | Fiscal 2018 Form 10-K | 60

inventory purchases was $59.4 million. Deferred realized loss of $3.2 million is recorded in accumulated other comprehensive loss as of March 31, 2018, and is expected to be reclassified to cost of goods sold when the related inventory is sold.
We also enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows. The notional amounts of these contracts outstanding as of March 31, 2018, and 2017 were $47.2 million and $56.7 million, respectively. Open forward and swap contracts as of March 31, 2018, and 2017 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen, Canadian Dollars and British Pounds at future dates at pre-determined exchange rates.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K (this Annual Report) required by Exchange Act Rules 13a-15(b) or 15d-15(b). Such evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Attached as exhibits to this Annual Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.

Logitech International S.A. | Fiscal 2018 Form 10-K | 61

(c) Changes in Internal Control over Financial Reporting
Beginning in May 2017, we began implementing the internal control procedures which addressed a previously identified material weakness relating to the accuracy of allowances and accrued liabilities for customer incentive, cooperative marketing and pricing programs in the EMEA region.

During the fourth quarter of fiscal year 2018, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except as noted above, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Limitations on the Effectiveness of Controls
The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.    OTHER INFORMATION
None.

Logitech International S.A. | Fiscal 2018 Form 10-K | 62

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2018 (the Proxy Statement).
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
        Logitech's code of ethics is available on the Company's Website at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Logitech International S.A. | Fiscal 2018 Form 10-K | 63

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) —Years Ended March 31, 2018, 2017 and 2016
Consolidated Balance Sheets—March 31, 2018 and 2017
Consolidated Statements of Cash Flows—Years Ended March 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Supplementary Data:
Unaudited Quarterly Financial Data
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits

Logitech International S.A. | Fiscal 2018 Form 10-K | 64

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/2009	2.1
2.2	***	Securities Purchase Agreement, dated as of April 12, 2016, by and among Logitech Europe S.A., JayBird, LLC, the unitholders of JayBird, LLC, and Judd Armstrong (as the sellers' representative)	10-K	0-29174	5/23/2016	2.2
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-Q	0-29174	1/27/2015	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-K	0-29174	5/26/2017	3.2
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2008 to 2010	10-K	0-29174	6/1/2009	10.3
10.4	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.5	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.6	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.8	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.9	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.10	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	5/30/2008	10.1
10.11	**	Representative form of stock option agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.1
10.12	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2

Logitech International S.A. | Fiscal 2018 Form 10-K | 65

10.13	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.3
10.14	**	Representative form of restricted stock unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.4
10.15	**	Representative form of Performance Restricted Stock Unit agreement (executives) under the Logitech International S.A. 2006 Stock Incentive Plan for grants in 2011	10-K	0-29174	5/27/2011	10.28
10.16	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.17	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.18	**	Representative form of restricted stock unit agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.3
10.19	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in 2013	10-Q	0-29174	2/5/2013	10.1
10.20	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.21	**	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.3
10.22	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	5/30/2013	10.39
10.23	**	Form of restricted stock unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.2
10.24	**	Form of performance share unit agreement for new hire grants to Vincent Pilette on September 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.3
10.25	**	Form of restricted stock unit agreement for grant to Guerrino De Luca on October 15, 2013 under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/5/2013	10.4
10.26	**	Employment Agreement between Logitech Inc. and Bracken Darrel, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.27	**	Employment Agreement between Logitech Inc. and Vincent Pilette, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.2
10.28	**	Employment Agreement between Logitech Inc. and L. Joseph Sullivan, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.3
10.29	**	Employment Contract between Logitech Inc. and Marcel Stolk, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.4

Logitech International S.A. | Fiscal 2018 Form 10-K | 66

10.30		Series B Preferred Stock Purchase Agreement, dated as of December 28, 2015, by and between Logitech International S.A., Lifesize, Inc., and Investors associated with Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners.	10-Q	0-29174	1/22/2016	10.5
10.31	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.31
10.32	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.32
10.33	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.34	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.35	**	Representative form of restricted stock unit agreement (non-employee directors) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.35
21.1		List of subsidiaries of Logitech International S.A.					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 67

** Indicates management compensatory plan, contract or arrangement.
*** Confidential treatment has been requested for certain provisions omitted from this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

Logitech International S.A. | Fiscal 2018 Form 10-K | 68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer
/s/ VINCENT PILETTE
Vincent Pilette Chief Financial Officer
May 21, 2018

Logitech International S.A. | Fiscal 2018 Form 10-K | 69

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

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	May 21, 2018
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 21, 2018
/s/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2018
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 21, 2018
/s/ WENDY BECKER Wendy Becker	Director	May 21, 2018
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 21, 2018
/s/ SALLY DAVIS Sally Davis	Director	May 21, 2018
/s/ SUE GOVE Sue Gove	Director	May 21, 2018
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 21, 2018
/s/ NEIL HUNT Neil Hunt	Director	May 21, 2018
/s/ NEELA MONTGOMERY Neela Montgomery	Director	May 21, 2018
/s/ DIMITRI PANAYOTOPOULOS Dimitri Panayotopoulos	Director	May 21, 2018
/s/ LUNG YEH Lung Yeh	Director	May 21, 2018

Logitech International S.A. | Fiscal 2018 Form 10-K | 70

Logitech International S.A. | Fiscal 2018 Form 10-K | 71

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement schedule (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for excess tax benefits from share-based payments in 2018 due to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Logitech International S.A. | Fiscal 2018 Form 10-K | 72

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
Santa Clara, California
May 21, 2018

Logitech International S.A. | Fiscal 2018 Form 10-K | 73

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2018	2017	2016
Net sales	$2,566,863	$2,221,427	$2,018,100
Cost of goods sold	1,648,744	1,395,211	1,337,053
Amortization of intangible assets and purchase accounting effect on inventory	8,878	6,175	—
Gross profit	909,241	820,041	681,047
Operating expenses:
Marketing and selling	435,489	379,641	319,015
Research and development	143,760	130,525	113,176
General and administrative	96,353	100,270	101,012
Amortization of intangible assets and acquisition-related costs	8,930	5,814	984
Change in fair value of contingent consideration for business acquisition	(4,908)	(8,092)	—
Restructuring charges (credits), net	(116)	23	17,802
Total operating expenses	679,508	608,181	551,989
Operating income	229,733	211,860	129,058
Interest income	4,969	1,452	790
Other income (expense), net	(2,437)	1,677	1,624
Income from continuing operations before income taxes	232,265	214,989	131,472
Provision for income taxes	23,723	9,113	3,110
Net income from continuing operations	208,542	205,876	128,362
Loss from discontinued operations, net of income taxes	—	—	(9,045)
Net income	$208,542	$205,876	$119,317

Net income (loss) per share - basic:
Continuing operations	$1.27	$1.27	$0.79
Discontinued operations	—	—	(0.06)
Net income per share - basic	$1.27	$1.27	$0.73

Net income (loss) per share - diluted:
Continuing operations	$1.23	$1.24	$0.77
Discontinued operations	—	—	(0.05)
Net income per share - diluted	$1.23	$1.24	$0.72

Weighted average shares used to compute net income (loss) per share:
Basic	164,038	162,058	163,296
Diluted	168,971	165,540	165,792

Cash dividend per share	$0.63	$0.57	$0.53
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 74

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended March 31,
	2018	2017	2016
Net income	$208,542	$205,876	$119,317
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	5,860	(5,670)	2,273
Reclassification of currency translation loss included in other income (expense), net	—	—	3,913
Defined benefit plans:
Net gain (loss) and prior service credits (costs), net of taxes	3,955	14,201	(837)
Reclassification of amortization included in operating expenses	127	1,490	1,630
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(8,499)	2,928	(2,431)
Reclassification of hedging loss (gain) included in cost of goods sold	5,808	(1,670)	(3,296)
Total other comprehensive income	7,251	11,279	1,252
Total comprehensive income	$215,793	$217,155	$120,569
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 75

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$641,947	$547,533
Accounts receivable, net	214,885	185,179
Inventories	259,906	253,401
Other current assets	56,362	41,732
Total current assets	1,173,100	1,027,845
Non-current assets:
Property, plant and equipment, net	86,304	85,408
Goodwill	275,451	249,741
Other intangible assets, net	87,547	47,564
Other assets	120,755	88,119
Total assets	$1,743,157	$1,498,677
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$293,988	$274,805
Accrued and other current liabilities	281,732	232,273
Total current liabilities	575,720	507,078
Non-current liabilities:
Income taxes payable	34,956	51,797
Other non-current liabilities	81,924	83,691
Total liabilities	692,600	642,566
Commitments and contingencies (Note 14)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares—173,106 at March 31, 2018 and 2017
Conditionally authorized shares—50,000 at March 31, 2018 and 2017
Additional paid-in capital	47,234	26,596
Treasury shares, at cost—8,527 and 10,727 shares at March 31, 2018 and 2017, respectively	(165,686)	(174,037)
Retained earnings	1,232,316	1,074,110
Accumulated other comprehensive loss	(93,455)	(100,706)
Total shareholders' equity	1,050,557	856,111
Total liabilities and shareholders' equity	$1,743,157	$1,498,677
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 76

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$208,542	$205,876	$119,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,295	41,121	51,108
Amortization of intangible assets	15,607	9,367	1,885
Share-based compensation expense	44,138	35,890	27,351
Gain on investment in privately held companies	(669)	(569)	(469)
Net gain on divestiture of discontinued operations	—	—	(13,684)
Deferred income taxes	7,141	(2,397)	6,604
Change in fair value of contingent consideration for business acquisition	(4,908)	(8,092)	—
Other	(11)	107	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(26,363)	(46,553)	25,513
Inventories	16,047	(15,428)	31,966
Other assets	(16,908)	(5,309)	(1,975)
Accounts payable	17,695	24,459	(58,104)
Accrued and other liabilities	44,655	49,917	(4,317)
Net cash provided by operating activities	346,261	288,389	185,195
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,748)	(31,804)	(56,615)
Investment in privately held companies	(1,240)	(960)	(2,419)
Proceeds from the return of investment in privately held companies	237	—	—
Payments for the divestiture of discontinued operations, net of cash sold	—	—	(1,395)
Changes in restricted cash	—	715	(715)
Acquisitions, net of cash acquired	(88,323)	(66,987)	—
Purchases of short-term investments	(6,789)	—	—
Sales of short-term investments	6,789	—	—
Purchases of trading investments	(6,053)	(7,052)	(9,619)
Proceeds from sales of trading investments	6,423	7,124	10,073
Net cash used in investing activities	(128,704)	(98,964)	(60,690)
Cash flows from financing activities:
Payment of cash dividends	(104,248)	(93,093)	(85,915)
Purchases of registered shares	(30,722)	(83,786)	(70,358)
Payment of contingent consideration for business acquisition	(5,000)	—	—
Proceeds from exercise of stock options and purchase rights	41,910	39,574	19,767
Tax withholdings related to net share settlements of restricted stock units	(29,813)	(18,412)	(7,247)
Net cash used in financing activities	(127,873)	(155,717)	(143,753)
Effect of exchange rate changes on cash and cash equivalents	4,730	(5,370)	1,405
Net increase (decrease) in cash and cash equivalents	94,414	28,338	(17,843)
Cash and cash equivalents at beginning of the period	547,533	519,195	537,038
Cash and cash equivalents at end of the period	$641,947	$547,533	$519,195

Logitech International S.A. | Fiscal 2018 Form 10-K | 77

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,869	$5,072	$4,958
Unpaid purchase price for business acquisition	$1,000	$—	$—
Fair value of retained cost method investment as a result of the divestiture of discontinued operations	$—	$—	$5,591
Supplemental cash flow information:
Income taxes paid, net	$15,051	$11,323	$11,499
The following amounts reflected in the consolidated statements of cash flows are included in discontinued operations:
Depreciation	$—	$—	$2,207
Amortization of intangible assets	$—	$—	$1,438
Share-based compensation	$—	$—	$332
Purchases of property, plant and equipment	$—	$—	$1,431
Cash and cash equivalents, beginning of the period	$—	$—	$3,659
Cash and cash equivalents, end of the period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 78

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2015	173,106	$30,148	$—	8,625	$(88,951)	$930,174	$(113,237)	$758,134
Total comprehensive income	—	—	—	—	—	119,317	1,252	120,569
Purchases of registered shares	—	—	—	4,951	(70,358)	—	—	(70,358)
Tax effects from share-based awards	—	—	(2,353)	—	—	—	—	(2,353)
Sale of shares upon exercise of stock options and purchase rights	—	—	(737)	(1,812)	20,504	—	—	19,767
Issuance of shares upon vesting of restricted stock units	—	—	(17,645)	(1,067)	10,398		—	(7,247)
Share-based compensation	—	—	27,351	—	—	—	—	27,351
Cash dividends	—	—	—	—	—	(85,915)	—	(85,915)
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	205,876	11,279	217,155
Purchases of registered shares	—	—	—	4,027	(83,786)	—	—	(83,786)
Tax effects from share-based awards	—	—	(1,251)	—	—	—	—	(1,251)
Sale of shares upon exercise of stock options and purchase rights	—	—	15,403	(2,513)	24,171	—	—	39,574
Issuance of shares upon vesting of restricted stock units	—	—	(30,148)	(1,484)	13,985	(2,249)	—	(18,412)
Share-based compensation	—	—	35,976	—	—	—	—	35,976
Cash dividends	—	—	—	—	—	(93,093)	—	(93,093)
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	3,297		—	53,912	—	57,209
Total comprehensive income	—	—		—	—	208,542	7,251	215,793
Purchases of registered shares	—	—	—	863	(30,722)	—	—	(30,722)
Sale of shares upon exercise of stock options and purchase rights	—	—	21,315	(1,527)	20,595	—	—	41,910
Issuance of shares upon vesting of restricted stock units	—	—	(48,291)	(1,536)	18,478		—	(29,813)
Share-based compensation	—	—	44,317	—	—		—	44,317
Cash dividends	—	—	—	—	—	(104,248)	—	(104,248)
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 79

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries (Logitech or the Company), is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud.
The Company sells its products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers, and indirect sales through distributors.
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas, EMEA and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.
Business Acquisitions
During fiscal year 2018, the Company acquired ASTRO Gaming business and another small technology company. During fiscal year 2017, the Company acquired Jaybird LLC and Saitek product line. See "Note 3 - Business Acquisitions" for more information.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with U.S. GAAP.
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
Fiscal Year
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
Reclassification
Certain amounts from the comparative periods in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended March 31, 2018.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 80

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
Revenues from sales to distributors and authorized resellers are recognized upon shipment net of estimated product returns and expected payments for cooperative marketing arrangements, customer incentive and pricing programs. The estimated cost of these programs is recorded as a reduction of sales or as an operating expense if the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgments and estimates are used to determine the cost of these programs in any accounting period. Certain customer programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage".
The Company enters into cooperative marketing arrangements with many of its customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing and incentive programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products. Accruals for these marketing arrangements are recorded at the later of the date the revenue is recognized or the date the incentive is offered, based on negotiated terms, historical experience and inventory levels in the channel.
Customer incentive programs include consumer rebate and performance-based incentives. The Company offers performance-based incentives to its customers and indirect partners based on pre-determined performance criteria. Accruals for performance-based incentives are recognized as a reduction of the sale price at the time of sale. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels in the channel. Consumer rebates are offered from time to time at the Company's discretion for the primary benefit of end-users. Accruals for the estimated costs of consumer rebates and similar incentives are recorded at the later of the date the revenue is recognized or when the incentive is offered, based on the specific terms and conditions.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 81

at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.
The Company grants limited rights to return products. Return rights vary by customer and range from the right to return defective products to the stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, the Company reduces sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors.
Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company applies a breakage rate to reduce its accruals of customer incentive, cooperative marketing, and pricing programs based on the estimated percentage of these customer programs that will not be claimed or earned. The breakage rate is applied when the Company is able to reasonably estimate the amounts that will be ultimately claimed by customers. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period. The Company recognized an increase in net sales of $14.4 million during the fourth quarter of the fiscal year 2017, primarily as a result of change in the estimate of breakage. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period.
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
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2018, 2017 and 2016 were $233.7 million, $208.7 million and $181.7 million, respectively, out of which $36.7 million, $32.2 million and $23.6 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents
The Company classifies all highly liquid instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.
All of the Company's bank time deposits have an original maturity of three months or less and are classified as cash equivalents and are recorded at cost, which approximates their fair value.

Logitech International S.A. | Fiscal 2018 Form 10-K | 82

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
The Company sells to large distributors and retailers and, as a result, maintains individually significant receivable balances with such customers. In fiscal years 2018, 2017 and 2016, sales to one customer group represented 15%, 15% and 14%, respectively, of the Company's sales. In fiscal years 2018, 2017 and 2016, sales to another customer group represented 13%, 12% and 10%, respectively, of the Company's sales. No other sales to a single customer represented more than 10% of the Company's sales during fiscal years 2018, 2017 or 2016. As of March 31, 2018, three customer groups each represented 15%, 12% and 11% of total accounts receivable, respectively. As of March 31, 2017, two customer groups each represented 18% and 12% of total accounts receivable, respectively. Typical payment terms require customers to pay for product sales generally within 30 to 60 days; however, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables.
The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers.
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
Inventories
Inventories are stated at the lower of cost and net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, historical net sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand which is not expected to be sold or utilized is considered excess, and the Company recognizes the write-down in cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.
As of March 31, 2018 and 2017, the Company also recorded a liability of $12.6 million and $7.2 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
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
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use software over useful lives from three to seven years, tooling over useful lives from six months to one year, and leasehold improvements over the lesser of the useful life of the improvement or the term of the lease.

Logitech International S.A. | Fiscal 2018 Form 10-K | 83

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in operating expenses.
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer relationships and contracts. Intangible assets with finite lives, which include acquired technology, trademarks, customer relationships and contracts, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from four to eight years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company conducts a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
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

Logitech International S.A. | Fiscal 2018 Form 10-K | 84

Fair Value of Financial Instruments
The carrying value of certain of the Company's financial instruments, including cash equivalents, accounts receivable and accounts payable approximates their fair value due to their short maturities.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average outstanding shares. Diluted net income (loss) per share is computed using the weighted average outstanding shares and dilutive share equivalents. Dilutive share equivalents consist of share-based awards, including stock options, purchase rights under employee share purchase plan, and restricted stock units (RSUs).
The dilutive effect of in-the-money share-based compensation awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense, reduced for estimated forfeitures, for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, reduced by estimated dividends yield prior to vesting. With respect to awards with service conditions only, compensation expense is recognized ratably over the vesting period of the awards. For performance-based RSUs, the Company recognizes the estimated expense using a graded-vesting method over requisite service periods of one to three years when the performance condition is determined to be probable. The performance period and the service period of the market-based grants of the Company granted are both approximately three years and the estimated expense is recognized ratably over the service period.
Effective April 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09 and accounts for forfeitures as they occur. Refer to "Recent Accounting Pronouncements Adopted" below for details of the impact from the change in accounting.

Logitech International S.A. | Fiscal 2018 Form 10-K | 85

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
Treasury Shares
The Company periodically repurchases shares in the market at fair value. Shares repurchased are recorded at cost as a reduction of total shareholders' equity. Treasury shares held may be reissued to satisfy the exercise of employee stock options and purchase rights and the vesting of restricted stock units, or may be canceled with shareholder approval. Treasury shares that are reissued are accounted for using the first-in, first-out basis.
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
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are operating segments that meet certain quantitative thresholds. As a result of the divestiture of the Lifesize video conferencing business on December 28, 2015, the composition of the Company's previously reported segments changed, such that the remaining peripheral segment is the only segment reported in continuing operations.

Logitech International S.A. | Fiscal 2018 Form 10-K | 86

Recent Accounting Pronouncements Adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)" (ASU 2015-11). Topic 330 previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value and is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)": Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefits and employee taxes paid when an employer withholds shares for tax withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted this standard effective April 1, 2017. Changes to the statements of cash flows related to the classification of excess tax benefits were implemented on a retroactive basis and accordingly, to conform to the current year presentation, the Company reclassified $9.7 million and $2.1 million of excess tax benefits previously reported under financing activities to operating activities for the year ended March 31, 2017 and 2016, respectively, on its consolidated statements of cash flows. Under the new standard, the Company accounts for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of March 31, 2017 by $3.3 million. The Company further recognized a cumulative-effect adjustment to increase retained earnings as of March 31, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)" (ASU 2017-04), which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairments in annual periods beginning December 15, 2019, with early adoption permitted. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard effective April 1, 2017, which has not had a material impact on its consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 87

Recent Accounting Pronouncements To Be Adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) which supersedes the revenue recognition requirements under ASC 605, Revenue Recognition. Topic 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will become effective for the Company on April 1, 2018 (the adoption date). The Company will adopt Topic 606 utilizing the modified retrospective transition method, which recognizes the cumulative effect of initially applying Topic 606 as an adjustment to retained earnings at the adoption date. The Company has identified major revenue streams, performed an analysis of its contracts to evaluate the impact of Topic 606, and drafted its accounting policies, and is substantially complete with its evaluation of the impact this new standard will have on its accruals for customer programs. The Company does not expect the adoption to have a material impact to the nature and timing of its revenues, results of operations or retained earnings at the date of adoption. The Company has determined that certain allowance balances for customer incentive, cooperative marketing and pricing programs and customer return rights currently presented net within accounts receivable may need to be presented within current liabilities upon adoption.

Under ASC 605, accruals for certain cooperative marketing arrangements, customer incentive programs and pricing programs are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the customer. Under Topic 606, these programs qualify as variable considerations and are recorded as a reduction of the transaction price at the contract inception based on the expected value method. Certain of these programs will require the Company to record an estimate of yet to be committed future sales incentives with respect to revenue already recognized upon adoption.

Under Topic 606, variable consideration must be estimated at the outset of the arrangement, subject to the constraint guidance to ensure that a significant revenue reversal will not occur. As a result, upon adoption of Topic 606, breakage will be recognized sooner as compared to the existing revenue guidance.

The Company will continue to monitor additional changes, modifications, clarifications or interpretations of Topic 606, which may impact current expectations. It is possible that during the first quarter of fiscal year 2019, the Company could identify items that result in additional changes to its consolidated financial statements other than what is described above.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (ASU 2016-01), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2018.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects the adoption of ASU 2016-02 will have a material impact on its consolidated balance sheets, but is still in the process of evaluating the full impact, and will adopt the standard effective April 1, 2019.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use.  ASU 2016-16, however, does not apply to intra-entity transfer of inventory.  The guidance is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods.  Early adoption is permitted but only in the first interim period of a fiscal year.  The cumulative effect of change on equity upon adoption is to be quantified under the modified retrospective approach and recorded as of the beginning of the period of adoption.

Logitech International S.A. | Fiscal 2018 Form 10-K | 88

The Company does not expect the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2018.

In December 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard is effective for annual periods beginning after December 15, 2017 and interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and has adopted this standard effective April 1, 2018.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for annual or any interim periods in annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements and has adopted this standard effective April 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The standard is effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements and has adopted this guidance effective April 1, 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements and has adopted this standard effective April 1, 2018.

Note 3—Business Acquisitions

Fiscal Year 2018 Acquisitions

ASTRO Acquisition

On August 11, 2017 (the ASTRO Acquisition Date), the Company acquired certain assets and liabilities constituting the ASTRO Gaming business (ASTRO) from AG Acquisition Corporation for a purchase price of $85.0 million in cash (the ASTRO Acquisition). ASTRO is a leading console gaming accessory brand with a history of producing award-winning headsets for professional gamers and enthusiasts. ASTRO provides the Company with a strong growth platform in the console gaming accessories market.

Logitech International S.A. | Fiscal 2018 Form 10-K | 89

ASTRO meets the definition of a business, and its acquisition is accounted for using the acquisition method. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the ASTRO Acquisition Date (in thousands):

Estimated Fair Value
Inventories	$10,331
Property, plant and equipment	2,760
Intangible assets	52,520
Other assets	605
Total identifiable assets acquired	66,216
Accrued liabilities	(2,982)
Net identifiable assets acquired	63,234
Goodwill	21,766
Net assets acquired	$85,000

Goodwill related to the transaction is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and ASTRO. Goodwill is expected to be deductible for tax purposes.

The fair value of the inventories acquired is estimated at their net realizable value, which uses the estimated selling prices, less the costs of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by ASTRO immediately before the ASTRO Acquisition Date is $0.8 million, which has been recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations upon the sales of the acquired inventories.

The Company included ASTRO's estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning on the ASTRO Acquisition Date. The results of operations for ASTRO have been included in, but are not material to, the Company's consolidated statements of operations from the ASTRO Acquisition Date.

The following table summarizes the estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the ASTRO Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$12,540	4.0
Customer relationships	33,100	8.0
Trade name	6,880	6.0
Total intangible assets acquired	$52,520	6.8

Intangible assets acquired as a result of the ASTRO Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $2.0 million during the year ended March 31, 2018, is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $3.3 million during the year ended March 31, 2018, is included in "amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Developed technology relates to existing ASTRO gaming headset products. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

Logitech International S.A. | Fiscal 2018 Form 10-K | 90

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

The fair value of developed technology and trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 2%, respectively, and both were discounted at a rate of 13%.

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

The Company believes the value of purchased intangible assets recorded above represents the fair values of, and approximates the amounts a market participant would pay for, these intangible assets as of the ASTRO Acquisition Date.

For the year ended March 31, 2018, ASTRO contributed approximately 2 points to net sales growth.

In November 2017, the Company also made a small technology acquisition for a total consideration of $5.2 million, including cash acquired of $0.9 million. $1.0 million of the total consideration was retained by the Company for the purpose of ensuring the seller's representations, warranties and covenants.

Fiscal Year 2017 Acquisitions

Jaybird Acquisition

On April 20, 2016 (the Jaybird Acquisition Date), the Company acquired all of the equity interests of JayBird, LLC (Jaybird), a Utah limited liability company that develops Bluetooth earbuds, activity trackers, and accessories for sports and active lifestyles, for a purchase price of $54.2 million in cash, including a working capital adjustment and payment of a line-of-credit on behalf of Jaybird, with an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two year period (the Jaybird Acquisition). If the net revenue growth targets would have been met, the Company would have paid a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash, which was paid in November 2017. The Jaybird Acquisition has accelerated the Company's entry into the wireless wearables space.

Jaybird meets the definition of a business and its acquisition is accounted for using the acquisition method. The fair value of consideration transferred for the Jaybird Acquisition consists of the following (in thousands):

Purchase price	$54,242
Fair value of contingent consideration (earn-out)	18,000
Fair value of total consideration transferred	$72,242

The fair value of the earn-out payments at the Jaybird Acquisition Date was determined by providing risk-adjusted earnings projections using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore representing a Level 3 measurement. The fair value of this earn-out is discussed further in "Note 10 - Fair Value Measurements" to the consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 91

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Jaybird Acquisition Date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$255
Accounts receivable	272
Inventories	10,214
Other current assets	611
Property, plant, and equipment	1,165
Intangible assets	50,280
Other assets	27
Total identifiable assets acquired	62,824
Accounts payable	(10,513)
Accrued liabilities	(1,227)
Other current liabilities	(5,226)
Other long-term liabilities	(283)
Net identifiable assets acquired	45,575
Goodwill	26,667
Net assets acquired	$72,242

Goodwill related to the transaction is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Jaybird. Goodwill is expected to be deductible for tax purposes.

The difference between the fair value of the inventories and the amount recorded by Jaybird immediately before the acquisition date was $0.7 million, which was recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations upon the sales of the acquired inventories.

The Company included Jaybird's estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning April 20, 2016. The results of operations for Jaybird have been included in, but are not material to, the Company's consolidated statements of operations from the Jaybird Acquisition Date.

The following table summarizes the estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired at their estimated fair values and their estimated useful lives as of the Jaybird Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$18,450	4.0
Customer relationships	19,900	8.0
Trade name	9,380	6.0
Intangible assets with finite lives acquired	47,730	6.1
In-process research & development (IPR&D)	2,550	Not Applicable
Total intangible assets acquired	$50,280

Except for IPR&D, intangible assets acquired as a result of the Jaybird Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization. Amortization of acquired developed technology of $5.1 million and $4.4 million, respectively, during fiscal years 2018 and 2017 is included in "amortization of intangible assets and purchase accounting effect on inventory" in the gross profit of the consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $4.0

Logitech International S.A. | Fiscal 2018 Form 10-K | 92

million and $3.8 million, respectively, during fiscal years 2018 and 2017 is included in "amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Developed technology relates to existing Bluetooth wireless sports earbuds. The economic useful life was determined based on the technology cycle related to the developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

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

The fair value of developed technology and trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 2.5%, respectively, and both were discounted at a rate of 16%.

The fair value of customer relationships was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the customer relationships, which were discounted at a rate of 16%.

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or abandonment of the associated research and development efforts. The IPR&D acquired was reclassified as developed technology intangible assets during the third quarter of fiscal year 2017 when the underlying projects were completed and developed technology is amortized over its estimated useful life of five years.

Saitek Acquisition

On September 15, 2016, the Company completed the acquisition of the Saitek product line for a total cash consideration of approximately $13.0 million (the Saitek Acquisition). Out of the total consideration, $6.7 million was attributed to intangible assets, $4.9 million was attributed to goodwill, and $1.4 million was attributed to net tangible assets acquired. The Saitek Acquisition enhances the breadth and depth of the Company's product offerings in the Gaming category and expands the Company's engineering capabilities in simulation products. The amount of goodwill generated from the Saitek Acquisition is deductible for tax purposes.

Acquisition-related costs and pro forma results of operations

The Company incurred acquisition-related costs of approximately $1.4 million and $1.5 million, in aggregate, for the year ended March 31, 2018 and 2017, respectively. The acquisition-related costs are included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Pro forma results of operations for the ASTRO Acquisition, the Jaybird Acquisition and the Saitek Acquisition have not been presented because these acquisitions are not material to the consolidated statements of operations individually or in aggregate.

Note 4—Discontinued Operations

During the third quarter of fiscal year 2016, the Company's Board of Directors approved a plan to divest the Lifesize video conferencing business. On December 28, 2015 during the fourth quarter of fiscal year 2016, the Company, and Lifesize, Inc., a wholly owned subsidiary of the Company (Lifesize) which held the assets of the Company’s video conferencing reportable segment, entered into a stock purchase agreement (the Stock Purchase Agreement) with entities affiliated with three venture capital investment firms (the Venture Investors). Pursuant to the terms of the Stock Purchase Agreement, the Company sold 2.5 million shares of Series B Preferred Stock of Lifesize to the Venture Investors for cash proceeds of $2.5 million and retained 12.0 million non-voting shares of

Logitech International S.A. | Fiscal 2018 Form 10-K | 93

Series A Preferred Stock of Lifesize. The shares of Series A Preferred Stock of Lifesize retained by the Company represent 37.5% of the shares outstanding immediately after the closing of the transactions contemplated by the Stock Purchase Agreement (the Closing). Lifesize also issued 17.5 million shares of Series B Preferred Stock to the Venture Investors for cash proceeds of $17.5 million. The shares of Series B Preferred Stock held by the Venture Investors represent 62.5% of the shares outstanding immediately after the Closing. In addition, Lifesize has reserved 8.0 million shares of common stock for issuance pursuant to a stock plan to be adopted by Lifesize following the Closing, none of which are issued or outstanding at the Closing. The Company substantially completed its transition services for Lifesize during the third quarter of fiscal year 2017.

The Company has classified the historical results of its Lifesize video conferencing business as discontinued operations in its consolidated statements of operations since the divestiture of the Lifesize video conferencing business represents a strategic shift that has a major effect on the Company's operations and financial results. Evaluating whether the divestiture of the business represents a strategic shift requires the Company's judgment. Also, evaluating whether the strategic shift will have a "major effect" on the Company's operations and financial results requires assessing not only quantitative factors but also the magnitude of qualitative factors.

The retained Series A Preferred Stock gives the Company no voting rights or any other significant influence over the divested Lifesize video conferencing business, and therefore is accounted for as a cost method investment which was initially recognized at fair value of $5.6 million at the date of divestiture of Lifesize Video Conferencing business. The fair value was determined by using the option pricing methodology with reference to the price of Lifesize’s Series B Preferred Stock paid by Venture Investors. The fair value of the Company’s investment in Series A Preferred Stock is classified as Level 3 as the application of the option pricing methodology requires the use of significant unobservable inputs including asset volatility of 50%, expected term to exit of three years, and lack of marketability discount of 27%.

Discontinued operations include results of the Lifesize video conferencing business. Discontinued operations also include other costs incurred by Logitech to effect the divestiture of the Lifesize video conferencing business. These costs include transaction charges, advisory and consulting fees and restructuring cost related to the Lifesize video conferencing business.

The following table presents financial results of the video conferencing classified as discontinued operations (in thousands):

Years Ended March 31,
2016
Net sales	$65,554
Cost of goods sold	24,951
Gross profit	40,603
Operating expenses:
Marketing and selling	32,260
Research and development	16,526
General and administrative	5,254
Restructuring charges, net	7,900
Operating expenses	61,940
Operating loss from discontinued operations	(21,337)
Interest and other expense, net	(205)
Gain on divestiture of discontinued operations	13,684
Loss from discontinued operations before income taxes	(7,858)
Provision for income taxes	1,187
Net loss from discontinued operations	$(9,045)

Logitech International S.A. | Fiscal 2018 Form 10-K | 94

The Company recognized a gain on its divestiture of Lifesize video conferencing business as follows (in thousands):

Year Ended
March 31, 2016
Proceeds received from the divestiture of discontinued operations	$2,500
Fair value of retained cost method investment as a result of the divestiture of discontinued operations	5,591
Net liabilities of discontinued operations divested	9,981
Currency translation loss released due to the divestiture of discontinued operations (1)	(3,913)
Transaction-related costs	(475)
Gain on divestiture of discontinued operations (2)	$13,684
(1) Currency translation loss recognized as a result of the substantial liquidation of a subsidiary using non-USD functional currency, which is part of discontinued operations

(2) Gain on divestiture of discontinued operation was included in loss from discontinued operations, net of income taxes, in the Company's consolidated statement of operations
Note 5—Net Income (Loss) per Share
The computations of basic and diluted net income (loss) per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2018	2017	2016
Net Income (loss):
Continuing operations	$208,542	$205,876	$128,362
Discontinued operations	—	—	(9,045)
Net income	$208,542	$205,876	$119,317

Shares used in net income (loss) per share computation:
Weighted average shares outstanding - basic	164,038	162,058	163,296
Effect of potentially dilutive equivalent shares	4,933	3,482	2,496
Weighted average shares outstanding - diluted	168,971	165,540	165,792

Net income (loss) per share - basic:
Continuing operations	$1.27	$1.27	$0.79
Discontinued operations	$—	$—	$(0.06)
Net income per share - basic	$1.27	$1.27	$0.73

Net income (loss) per share - diluted:
Continuing operations	$1.23	$1.24	$0.77
Discontinued operations	$—	$—	$(0.05)
Net income per share - diluted	$1.23	$1.24	$0.72
During fiscal years 2018, 2017 and 2016, 1.1 million, 1.4 million and 5.2 million share equivalents attributable to outstanding stock options, RSUs and ESPP were excluded from the calculation of diluted net income (loss) per share because the combined exercise price, average unamortized fair value and assumed tax benefits upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares, and therefore their inclusion would have been anti-dilutive.

Logitech International S.A. | Fiscal 2018 Form 10-K | 95

Note 6—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2018, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
The following table summarizes share-based compensation expense and total income tax provision (benefit) recognized for fiscal years 2018, 2017 and 2016 (in thousands):

	Years Ended March 31,
	2018	2017	2016
Cost of goods sold	$3,733	$2,663	$2,340
Marketing and selling	17,765	14,723	9,273
Research and development	6,381	4,200	3,046
General and administrative	16,259	14,304	12,353
Restructuring	—	—	7
Total share-based compensation expense	44,138	35,890	27,019
Income tax benefit	(15,998)	(8,536)	(6,297)
Total share-based compensation expense, net of income tax benefit	$28,140	$27,354	$20,722
The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised upon the adoption of ASU 2016-09 on April 1, 2017. The income tax benefit is reduced by income tax provision resulting from the remeasurement of applicable deferred tax assets and liabilities due to the enactment of the Tax Act in the United States on December 22, 2017. See "Note 8 - Income Taxes" for more information.
As of March 31, 2018, 2017 and 2016, the Company capitalized $0.7 million, $0.6 million and $0.5 million, respectively, of stock-based compensation expenses to inventory.
The following table summarizes total unamortized share-based compensation expense and the remaining months over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2018
	Unamortized Expense	Remaining Months
ESPP	$1,337	4
Time-based RSUs	56,723	21
Market-based and performance-based RSUs	13,620	23
	$71,680
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2018, a total of 5.9 million shares was available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. An aggregate of 30.6 million

Logitech International S.A. | Fiscal 2018 Form 10-K | 96

shares was reserved for issuance under the 2006 Plan. As of March 31, 2018, a total of 10.6 million shares was available for new awards under this plan.
Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest in one annual installment on the grant date anniversary, or if earlier and only if the non-executive board member is not re-elected as a director at such annual general meeting, the date of the next annual general meeting following the grant date.
Performance-based RSUs granted in fiscal years 2016 and 2017 under the 2006 Plan vest contingent upon the achievement of predetermined financial metrics, the performance period of which is approximately three years. The performance condition can be achieved before the end of the performance period. Market-based options granted under the 2006 Plan vest upon meeting the Company's share price performance criteria. The number of shares of common stock to be received at vesting for market-based RSUs granted in fiscal years 2016 and 2017 under the 2006 Plan will range from 0 percent to 150 percent of the target number of stock units based on the Company's total stockholder return (TSR) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three-year period. In fiscal year 2018, the Company granted RSUs with both performance and market conditions, which vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's TSR relative to the performance of companies in the NASDAQ-100 Index over the same three year period. The Company presents shares granted and vested at 100 percent of the target of the number of stock units that may potentially vest.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individually written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. An aggregate of 1.8 million shares was reserved for issuance under the 2012 Plan. As of March 31, 2018, no shares were available for new awards under this plan.
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
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method are determined with the following assumptions and values:

Employee Stock Purchase Plans	Years Ended March 31,
	2018	2017	2016
Dividend yield	1.67%	2.50%	3.47%
Risk-free interest rate	1.37%	0.51%	0.29%
Expected volatility	27%	35%	26%
Expected life (years)	0.5	0.5	0.5
Weighted average grant date fair value per share	$8.69	$5.73	$3.29

RSUs with Market Conditions	Years Ended March 31,
	2018	2017	2016
Dividend yield	1.75%	3.29%	3.78%
Risk-free interest rate	1.40%	0.86%	0.84%
Expected volatility	31%	34%	38%
Expected life (years)	3.0	3.0	3.0
The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The unvested RSUs or unexercised options are not eligible for these dividends. The expected life is based on the purchase offerings periods expected to remain outstanding, or the performance period for RSUs with market conditions. Expected volatility is based on historical volatility using the Company's daily closing prices, or including

Logitech International S.A. | Fiscal 2018 Form 10-K | 97

the volatility of components of the NASDAQ 100 index for market-based RSUs, over the expected life. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected life of the Company's share-based awards.
The Company estimated awards forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate pre-vesting option and RSU forfeitures and recorded share-based compensation expense only for those awards that are expected to vest. Effective April 1, 2017, the Company adopted ASU 2016-09 and accounts for forfeitures as they occur. The impact from the change in accounting for forfeitures did not have a material impact on the Company's consolidated financial statements.
For RSUs with performance conditions, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
A summary of the Company's stock option activities under all stock plans for fiscal years 2018, 2017 and 2016 is as follows (including discontinued operations for fiscal year 2016):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2015	7,876
Granted	—
Exercised	(746)			$4,026
Canceled or expired	(1,796)
Outstanding, March 31, 2016	5,334
Granted	—
Exercised	(1,784)			$14,627
Canceled or expired	(500)
Outstanding, March 31, 2017	3,050	$18
Granted	—	—
Exercised	(994)	$28		$8,347
Canceled or expired	(16)	$35
Outstanding, March 31, 2018	2,040	$14	4.0	$46,630
Vested and exercisable, March 31, 2018	2,040	$14	4.0	$46,630
As of March 31, 2018, the exercise price of outstanding options ranged from $4 to $26 per share option.
The tax benefit realized for the tax deduction from options exercised during the fiscal years 2018, 2017 and 2016 was $1.8 million, $4.2 million and $1.2 million, respectively.

Logitech International S.A. | Fiscal 2018 Form 10-K | 98

A summary of the Company's time-based, market-based, and performance-based RSU activities for fiscal years 2018, 2017 and 2016 is as follows (including discontinued operations for all the periods presented):

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2015	4,939
Granted—time-based	2,247	$13
Granted—market-based	356	$14
Granted - performance-based	356	$13
Vested	(1,557)			$22,823
Canceled or expired	(820)
Outstanding, March 31, 2016	5,521
Granted—time-based	2,390	$16
Granted—market-based	160	$15
Granted - performance-based	604	$15
Vested	(2,126)			$48,644
Canceled or expired	(368)
Outstanding, March 31, 2017	6,181	$14
Granted—time-based	1,212	$33
Granted—market and performance based	409	$33
Vested	(2,248)	$14		$81,582
Canceled or expired	(333)	$17
Outstanding, March 31, 2018	5,221	$20	1.4	$191,777
The RSU outstanding as of March 31, 2018 above includes 1.4 million shares with market-based and performance-based vesting conditions.
The tax benefit realized for the tax deduction from RSUs that vested during the fiscal years 2018, 2017 and 2016 was $20.3 million, $13.1 million and $5.1 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2018, 2017 and 2016, were $7.6 million, $5.8 million and $6.8 million, respectively.
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
The Company recognizes the overfunded or underfunded status of defined benefit pension plans and non-retirement post-employment benefit obligations as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status of defined benefit pension plans in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareholders' equity. Each plan's assets and benefit obligations are remeasured as of March 31 each year.
All the amounts in this "Defined Benefit Plans" section include activities from both continuing and discontinued operations for fiscal year 2016, and the amounts from discontinued operations are not material for that period.

Logitech International S.A. | Fiscal 2018 Form 10-K | 99

The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Service costs	$9,715	$10,385	$10,117
Interest costs	1,126	800	1,147
Expected return on plan assets	(1,792)	(1,724)	(1,657)
Amortization:
Net transition obligation	—	4	4
Net prior service credit recognized	(51)	(117)	(124)
Net actuarial loss recognized	242	1,032	1,854
	$9,240	$10,380	$11,341
The changes in projected benefit obligations for fiscal years 2018 and 2017 were as follows (in thousands):

	Years Ended March 31,
	2018	2017
Projected benefit obligations, beginning of the year	$114,640	$120,473
Service costs	9,715	10,385
Interest costs	1,126	800
Plan participant contributions	3,522	3,020
Actuarial gains	(1,580)	(11,081)
Benefits paid	(1,202)	(5,214)
Plan amendment related to statutory change	(2,519)	65
Administrative expense paid	(144)	(132)
Currency exchange rate changes	5,357	(3,676)
Projected benefit obligations, end of the year	$128,915	$114,640
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2018 and 2017 was $108.9 million and $94.3 million, respectively.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2018 and 2017 (in thousands):

	Years Ended March 31,
	2018	2017
Fair value of plan assets, beginning of the year	$71,376	$65,279
Actual return on plan assets	1,824	4,733
Employer contributions	5,995	5,865
Plan participant contributions	3,522	3,020
Benefits paid	(1,202)	(5,214)
Administrative expenses paid	(144)	(132)
Currency exchange rate changes	3,347	(2,175)
Fair value of plan assets, end of the year	$84,718	$71,376
The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its

Logitech International S.A. | Fiscal 2018 Form 10-K | 100

largest defined benefit plan, which is available only to Swiss employees, is to invest in the following allocation ranges: 29.5-36.5% for equities, 29.0-39.0% for bonds, and 5.0-15.0% for cash and cash equivalents. The Company also can invest in real estate funds, commodity funds, and hedge funds depending upon economic conditions.
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2018 and 2017 (in thousands):

	March 31,
	2018			2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$18,331	$24	$18,355	$11,864	$46	$11,910
Equity securities	26,204	—	26,204	20,985	—	20,985
Debt securities	25,150	—	25,150	22,373	—	22,373
Swiss real estate funds	12,096	—	12,096	9,699	—	9,699
Hedge funds	—	—	—	—	3,507	3,507
Insurance contracts	—	32	32	—	61	61
Other	2,623	258	2,881	2,654	187	2,841
	$84,404	$314	$84,718	$67,575	$3,801	$71,376
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2018	2017
Fair value of plan assets	$84,718	$71,376
Less: projected benefit obligations	128,915	114,640
Underfunded status	$(44,197)	$(43,264)
Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2018	2017
Current liabilities	$(1,763)	$(1,266)
Non-current liabilities	(42,434)	(41,998)
Net liabilities	$(44,197)	$(43,264)
Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2018	2017	2016
Net prior service credits	$3,843	$1,274	$1,613
Net actuarial loss	(9,821)	(11,407)	(27,612)
Net transition obligation	—	—	(4)
Accumulated other comprehensive loss	(5,978)	(10,133)	(26,003)
Deferred tax benefit	(420)	(347)	(168)
Accumulated other comprehensive loss, net of tax	$(6,398)	$(10,480)	$(26,171)
The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2018, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2019 (in

Logitech International S.A. | Fiscal 2018 Form 10-K | 101

thousands):

Year Ending March 31, 2019
Amortization of net prior service credits	$(381)
Amortization of net actuarial loss	95
$(286)
The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the defined benefit plans for fiscal years 2018 and 2017 were as follows:

Years Ended March 31,
	2018	2017
Benefit Obligations:
Discount rate	0.85%-7.5%	0.75%-7.00%
Estimated rate of compensation increase	2.25%-10.00%	2.5%-10.00%
Periodic Costs:
Discount rate	0.75%-7.00%	0.5%-8.00%
Estimated rate of compensation increase	2.5%-10.00%	2.5%-10.00%
Expected average rate of return on plan assets	1.0%-2.5%	1.0%-2.75%
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
The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2019	$7,199
2020	7,701
2021	7,046
2022	7,341
2023	7,064
2024-2028	38,546
$74,897
The Company expects to contribute $5.7 million to its defined benefit pension plans during fiscal year 2019.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $17.7 million and $15.0 million as of March 31, 2018 and 2017, respectively, based on quoted market prices. The Company also had $17.7 million and $15.0 million in deferred compensation liability as of March 31, 2018 and 2017, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.

Logitech International S.A. | Fiscal 2018 Form 10-K | 102

Note 7—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2018	2017	2016
Investment income (loss) related to a deferred compensation plan	$1,386	$1,343	$(364)
Currency exchange gain (loss), net	(4,613)	169	2,110
Other	790	165	(122)
Other income (expense), net	$(2,437)	$1,677	$1,624
Note 8—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for the fiscal years 2018, 2017 and 2016 is summarized as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Swiss	$177,935	$161,544	$80,572
Non-Swiss	54,330	53,445	50,900
Income before taxes	$232,265	$214,989	$131,472
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Current:
Swiss	$3,526	$1,934	$1,668
Non-Swiss	13,142	9,774	(2,582)
Deferred:
Non-Swiss	7,055	(2,595)	4,024
Provision for income taxes	$23,723	$9,113	$3,110

Logitech International S.A. | Fiscal 2018 Form 10-K | 103

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2018	2017	2016
Expected tax provision at statutory income tax rates	$19,743	$18,274	$11,175
Income taxes at different rates	(9,611)	(5,247)	(2,713)
Research and development tax credits	(4,124)	(2,309)	(1,619)
Executive compensation	1,835	654	864
Stock-based compensation	(9,376)	1,794	1,446
Deferred tax effects from Tax Act	22,325	—	—
Valuation allowance	533	1,024	947
Restructuring charges / (credits)	(10)	2	1,514
Tax reserves (releases), net	3,627	(5,570)	(8,761)
Other, net	(1,219)	491	257
Provision for income taxes	$23,723	$9,113	$3,110
Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$15,476	$4,306
Tax credit carryforwards	45,421	5,825
Accruals	42,765	41,570
Depreciation and amortization	1,505	2,860
Share-based compensation	7,479	11,846
Gross deferred tax assets	112,646	66,407
Valuation allowance	(25,148)	(6,626)
Gross deferred tax assets after valuation allowance	87,498	59,781
Deferred tax liabilities:
Acquired intangible assets and other	(4,827)	(4,267)
Gross deferred tax liabilities	(4,827)	(4,267)
Deferred tax assets, net	$82,671	$55,514
On December 22, 2017, the Tax Act was signed into law in the United States. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax regime. Among other things, the Tax Act permanently reduces the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, repeals corporate alternative minimum tax, limits various business deductions such as executive compensation under IRC 162(m), modifies the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. On the international front, the Tax Act enacted a transition tax on applicable accumulated earnings of United States owned foreign subsidiaries and various other provisions. The majority of the international provisions are not applicable to the Company. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.
ASC 740 requires recognition of the effects of tax law changes in the period of enactment. The Company applied a blended federal income tax rate of 31.6% to its operations in the United States effective at the beginning of the fiscal year based on a pro-rated percentage of the number of days before and after January 1, 2018. Furthermore, the Company recorded a provisional income tax charge net of valuation allowance of $21.7 million in fiscal year 2018 to remeasure the deferred tax effects at 21%.

Logitech International S.A. | Fiscal 2018 Form 10-K | 104

The net provisional charge from remeasuring gross deferred tax assets of approximately $35.0 million and assessment of valuation allowance is based on currently available information and interpretations which are continuing to evolve. The Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to the Tax Act, and the final determination of the net deferred tax assets subject to the remeasurement and related impacts to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the recorded amounts. The measurement period allowed by Staff SAB No.118 is no later than the third quarter of fiscal year 2019.
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
The Company had a valuation allowance of $25.1 million at March 31, 2018, increased from $6.6 million at March 31, 2017 primarily due to $18.0 million increase for deferred tax assets upon the adoption of ASU 2016-09 on April 1, 2017. The adoption generated federal valuation allowance of $6.4 million and added $11.6 million to California valuation allowance in the United States. The federal valuation allowance was subsequently reduced by $4.1 million from the assessment of the Tax Act against tax credits. The Company had a valuation allowance of $22.1 million as of March 31, 2018 against deferred tax assets in the state of California, an increase from $5.9 million as of March 31, 2017 primarily due to the adoption of ASU 2016-09 described above and impact from the Tax Act in the amount of $3.5 million. The remaining valuation allowance primarily represents $0.7 million for various tax credit carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2018, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $217.1 million and $50.5 million. Unused net operating loss carryforwards will expire at various dates in fiscal years 2019 to 2038. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2020.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2018, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $90.4 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $0.6 million.
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
As of March 31, 2018 and March 31, 2017, the total amount of unrecognized tax benefits due to uncertain tax positions was $69.1 million and $63.7 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2018, the Company had $35.0 million in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions. As of March 31, 2017, the Company had $51.8 million in non-current income taxes payable and $1.5 million in current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions. The Company applied to a settlement program and paid $1.9 million to the tax authorities in a foreign jurisdiction in the third quarter of fiscal year 2018. The audit was effectively settled in the fourth quarter.

Logitech International S.A. | Fiscal 2018 Form 10-K | 105

The aggregate changes in gross unrecognized tax benefits in fiscal years 2018, 2017 and 2016 were as follows (in thousands):

March 31, 2015	$79,023
Lapse of statute of limitations	(15,518)
Decreases in balances related to tax positions taken during prior years	(1,502)
Increases in balances related to tax positions taken during the year	7,876
March 31, 2016	$69,879
Lapse of statute of limitations	(14,161)
Decreases in balances related to tax positions taken during prior years	(1,610)
Increases in balances related to tax positions taken during the year	9,559
March 31, 2017	$63,667
Lapse of statute of limitations	(7,505)
Settlements with tax authorities	(704)
Increases in balances related to tax positions taken during the year	13,673
March 31, 2018	$69,131
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $0.6 million, $0.7 million and $0.3 million in interest and penalties in income tax expense during fiscal years 2018, 2017 and 2016, respectively. As of March 31, 2018, 2017 and 2016, the Company had $2.3 million, $3.0 million and $3.6 million of accrued interest and penalties related to uncertain tax positions, respectively.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2014. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2015. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $21.9 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Logitech International S.A. | Fiscal 2018 Form 10-K | 106

Note 9—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017
Accounts receivable:
Accounts receivable	$482,872	$395,754
Allowance for doubtful accounts	(122)	(607)
Allowance for sales returns	(25,515)	(18,800)
Allowance for cooperative marketing arrangements (1)	(30,389)	(28,022)
Allowance for customer incentive programs (1)	(70,592)	(60,857)
Allowance for pricing programs (1)	(141,369)	(102,289)
	$214,885	$185,179
Inventories:
Raw materials	$33,603	$30,582
Finished goods	226,303	222,819
	$259,906	$253,401
Other current assets:
Value-added tax receivables	$29,477	$23,132
Prepaid expenses and other assets	26,885	18,600
	$56,362	$41,732
Property, plant and equipment, net:
Plant, buildings and improvements	$60,747	$58,881
Equipment and tooling	183,466	176,291
Computer equipment	22,752	27,812
Software	65,723	72,441
	332,688	335,425
Less accumulated depreciation and amortization	(260,284)	(263,352)
	72,404	72,073
Construction-in-process	11,029	10,537
Land	2,871	2,798
	$86,304	$85,408
Other assets:
Deferred tax assets (2)	$84,651	$57,303
Trading investments for deferred compensation plan	17,748	15,043
Investment in privately held companies	12,448	10,776
Other assets	5,908	4,997
	$120,755	$88,119

Logitech International S.A. | Fiscal 2018 Form 10-K | 107

The following table presents the components of certain balance sheet liability amounts as of March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017
Accrued and other current liabilities:
Accrued personnel expenses	$82,330	$88,346
Accrued customer marketing, pricing and incentive programs (1)	71,962	36,409
Warranty accrual	16,279	13,424
Employee benefit plan obligation	1,763	1,266
Income taxes payable	4,354	6,232
Contingent consideration for business acquisition - current portion	—	2,889
Other current liabilities	105,044	83,707
	$281,732	$232,273
Other non-current liabilities:
Warranty accrual	$11,294	$8,487
Obligation for deferred compensation plan	17,748	15,043
Employee benefit plan obligation	42,434	41,998
Deferred tax liability	1,980	1,789
Contingent consideration for business acquisition - non-current portion	—	7,019
Other non-current liabilities	8,468	9,355
	$81,924	$83,691

(1) The increases in the allowances and accruals for cooperative marketing arrangements, customer incentive programs, pricing programs as of March 31, 2018 compared with March 31, 2017 were primarily the result of increases in pricing programs and incentive and marketing activities.

(2) The increase in deferred tax assets was primarily due to the adoption of ASU 2016-09 effective April 1, 2017, partially offset by the remeasurement of federal and state deferred tax assets in fiscal year 2018 as a result of the enactment of the Tax Act on December 22, 2017. See "Note 8 - Income Taxes" for more information.

Logitech International S.A. | Fiscal 2018 Form 10-K | 108

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

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2018			March 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$492,535	$—	$—	$448,742	$—	$—
Trading investments for deferred compensation plan included in other assets:
Money market funds	$2,881	$—	$—	$2,813	$—	$—
Mutual funds	14,867	—	—	12,230	—	—
Total of trading investments for deferred compensation plan	$17,748	$—	$—	$15,043	$—	$—

Currency derivative assets included in other current assets	$—	$—	$—	$—	$48	$—

Liabilities:
Acquisition-related contingent consideration included in accrued and other current liabilities and other non-current liabilities	$—	$—	$—	$—	$—	$9,908
Currency derivative liabilities included in accrued and other current liabilities	$—	$34	$—	$—	$443	$—
The following table summarizes the changes in the fair value of the Company’s contingent consideration balance measured with Level 3 inputs during fiscal years 2018 and 2017 (in thousands):

	Year Ended March 31,
	2018	2017
Acquisition-related contingent consideration, beginning of the year	$9,908	$—
Fair value of contingent consideration upon acquisition	—	18,000
Change in fair value of contingent consideration	(4,908)	(8,092)
Settlement payment	$(5,000)	—
Acquisition-related contingent consideration, end of the year	$—	$9,908

Logitech International S.A. | Fiscal 2018 Form 10-K | 109

Acquisition-related contingent consideration
The acquisition-related contingent consideration liability arising from the Jaybird Acquisition (see "Note 3 - Business Acquisitions") represented the future potential earn-out payments of up to $45.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period. If the net revenue targets would have been met, the Company would have paid a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively. The fair value of the earn-out as of the Jaybird Acquisition Date was $18.0 million, which was determined by using a Monte Carlo Simulation that includes significant unobservable inputs such as a risk-adjusted discount rate of 16% and projected net sales of Jaybird over the earn-out period. The fair value was remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the consolidated statements of operations. Projected net sales were based on our internal projections, including analysis of the target markets.
In October 2017, the Company and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing the Company from the earn-out rights and payments in exchange for $5.0 million in cash, which approximated the fair value of the contingent consideration. As a result, the contingent consideration was transferred out from financial liability with Level 3 inputs as fair value measurement was no longer required. The Company paid the $5.0 million in November 2017 and included the same as financing activities on its consolidated statements of cash flows.
Investment Securities
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $17.7 million and $15.0 million as of March 31, 2018 and 2017, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for the fiscal years 2018, 2017 and 2016 were not significant and are included in other income (expense), net in the consolidated statements of operations.
Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-marketable cost method investments, and non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of long-lived assets during fiscal years 2018, 2017 and 2016.

A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Non-marketable cost method investments. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There was no material impairment during fiscal years 2018, 2017 and 2016.

The primary investment included in non-marketable investments is the Company’s investment in Series A Preferred Stock of Lifesize recorded at the estimated fair value of $5.6 million on the date of Lifesize divestiture. Refer to Note 4 "Discontinued Operations" to consolidated financial statements for the valuation approach and significant inputs and assumptions.

The aggregate recorded amount of cost method investments included in other assets at March 31, 2018 and March 31, 2017 was $7.3 million and $7.4 million, respectively.

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

Logitech International S.A. | Fiscal 2018 Form 10-K | 110

Note 11—Derivative Financial Instruments
 The following table presents the fair values of the Company's derivative instruments as of March 31, 2018 and 2017 (in thousands):

	Derivatives
	Asset		Liability
	March 31,		March 31,
	2018	2017	2018	2017
Designated as hedging instruments:
Cash flow hedges	$—	$48	$—	$402
Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2018 and 2017.
The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of March 31, 2018 or March 31, 2017. The following table presents the amounts of gains and losses on the Company's derivative instruments designated as hedging instruments for fiscal years 2018, 2017 and 2016 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (loss) (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2016	2018	2017	2016
Designated as hedging instruments:
Cash flow hedges	$(8,499)	$2,928	$(2,432)	$5,808	$(1,670)	$(3,296)
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. As of March 31, 2017, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $59.4 million. The Company estimates that $3.2 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2018 will be reclassified into earnings within the next 12 months.

Logitech International S.A. | Fiscal 2018 Form 10-K | 111

Other Derivatives: The Company also enters into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These forward and swap contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contacts outstanding as of March 31, 2018 and 2017 were $47.2 million and $56.7 million, respectively. Open forward and swap contracts as of March 31, 2018 and 2017 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen, Canadian Dollars and British Pounds to be settled at future dates at pre-determined exchange rates.
The fair value of all currency forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.
Note 12—Goodwill and Other Intangible Assets
The Company performed its annual impairment analysis of the goodwill as of December 31, 2017 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, the only reporting unit of the Company, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2017. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2018 and 2017 (in thousands):

	Years Ended March 31,
	2018	2017
Beginning of the period	$249,741	$218,224
Acquisitions	25,800	31,553
Currency exchange rate impact and other	(90)	(36)
End of the period	$275,451	$249,741
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and tradenames	$23,870	$(9,482)	$14,388	$16,500	$(6,933)	$9,567
Technology	77,175	(50,755)	26,420	63,285	(42,831)	20,454
Customer contracts/relationships	59,510	(12,771)	46,739	25,180	(7,637)	17,543
	$160,555	$(73,008)	$87,547	$104,965	$(57,401)	$47,564
For fiscal years 2018, 2017 and 2016, amortization expense for other intangible assets was, $15.6 million, $9.4 million and $0.4 million, respectively. The Company expects that annual amortization expense for fiscal years 2019, 2020, 2021, 2022 and 2023 will be $19.6 million, $19.6 million, $15.3 million, $12.1 million and $8.1 million, respectively, and $12.9 million thereafter.
Note 13—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $84.5 million as of March 31, 2018. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2018, the Company had outstanding bank guarantees of $49.8 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2018 or March 31, 2017.

Logitech International S.A. | Fiscal 2018 Form 10-K | 112

Note 14—Commitments and Contingencies
Operating Leases
The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2018 are as follows (in thousands):

Years Ending March 31,
2019	$13,144
2020	10,833
2021	8,108
2022	5,743
2023	4,221
Thereafter	2,452
$44,501
Rent expense for fiscal years 2018, 2017 and 2016 was $11.2 million, $9.9 million and $10.0 million, respectively.
In connection with its leased facilities, the Company recognized a liability for asset retirement obligations for 2018 and 2017 representing the present value of estimated remediation costs to be incurred at lease expiration. The liabilities for asset retirement obligations were not material as of March 31, 2018 and 2017.
Product Warranties
All of the Company's Peripherals products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. The warranty period varies by product and by region.
Changes in the Company's warranty liability for fiscal years 2018 and 2017 were as follows (in thousands):

	Years Ended March 31,
	2018	2017
Beginning of the period	$21,911	$20,380
Assumed from business acquisition	1,230	1,963
Provision	25,103	15,341
Settlements	(21,766)	(15,270)
Currency translation	1,095	(503)
End of the period	$27,573	$21,911
Investment Commitments
During 2015, the Company entered into a limited partnership agreement with a private investment fund specialized in early-stage start-up consumer hardware electronics companies and committed to a capital contribution of $4.0 million over the life of the fund. The Company has invested $2.9 million as of March 31, 2018, which is classified as other assets on the consolidated balance sheet. As of March 31, 2018, $1.1 million capital contribution has not yet been called upon by the fund.
Guarantees
Logitech Europe S.A.,one of the Company's wholly-owned subsidiaries, guaranteed payments of two third-party contract manufacturers' purchase obligations. As of March 31, 2018, the maximum amount of this guarantee was $3.8 million, of which $1.0 million of guaranteed purchase obligations was outstanding.

Logitech International S.A. | Fiscal 2018 Form 10-K | 113

Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2018, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Note 15—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 8,526,642 of which were held in treasury shares as of March 31, 2018.
The Company's has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. This conditional capital was created in order to provide financing flexibility for future expansion, investments or acquisitions.
Dividends
Pursuant to Swiss corporate law, Logitech International S.A. may only pay dividends in Swiss Francs. The payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 782.3 million or $818.0 million based on the exchange rate at March 31, 2018) and is subject to shareholder approval.
In May 2018, the Board of Directors recommended that the Company pay CHF 110.7 million ($115.7 million based on the exchange rate on March 31, 2018) in cash dividends for fiscal year 2018. In September 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling approximately $104.2 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling approximately $93.1 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2015, the

Logitech International S.A. | Fiscal 2018 Form 10-K | 114

Company declared and paid cash dividends of CHF 0.51 per share (USD equivalent of $0.53), totaling approximately $85.9 million in U.S. Dollars.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.0 million at March 31, 2018 (based on the exchange rate at March 31, 2018).
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
A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Buyback Program	Shares (1)	Amounts	Shares	Amounts
March 2014	17,311	$250,000	9,113	$155,983
March 2017	17,311	$250,000	843	$30,107
(1) The approval of each of the share buyback programs by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plans(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2017	$(89,708)	$(10,480)	$(518)	$(100,706)
Other comprehensive income (loss)	5,860	4,082	(2,691)	7,251
March 31, 2018	$(83,848)	$(6,398)	$(3,209)	$(93,455)
_______________________________________

(1) Tax effect was not significant as of March 31, 2018 or 2017.

Logitech International S.A. | Fiscal 2018 Form 10-K | 115

Note 16—Segment Information
As discussed in "Note 2 — Summary of Significant Accounting Policies", the Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as net sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, change in fair value of contingent consideration from business acquisition, or gain (loss) from equity method investment.
Net sales by product categories and sales channels, excluding intercompany transactions, were as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Pointing Devices	$516,637	$501,562	$492,543
Keyboards & Combos	498,472	480,312	430,190
PC Webcams	112,147	107,087	98,641
Tablet & Other Accessories	107,942	76,879	103,886
Video Collaboration	182,717	127,009	89,322
Mobile Speakers	314,817	301,021	229,718
Audio-PC & Wearables	252,330	246,390	196,013
Gaming	491,995	314,362	245,101
Smart Home	89,373	65,510	59,075
Other (1)	433	1,295	2,570
Total Net Retail Sales	2,566,863	2,221,427	1,947,059
OEM	—	—	71,041
Total Net Sales	$2,566,863	$2,221,427	$2,018,100

(1)	Other category includes products that the Company currently intends to transition out of, or have already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region for fiscal years 2018, 2017 and 2016 (based on the customers' locations) were as follows (in thousands):

	Years Ended March 31,
	2018	2017	2016
Americas	$1,118,324	$963,674	$881,379
EMEA	820,347	746,898	645,694
Asia Pacific	628,192	510,855	491,027
	$2,566,863	$2,221,427	$2,018,100
The United States represented 37%, 37% and 38% of net sales for the fiscal years 2018, 2017 and 2016, respectively. Germany represented 16% and 17% of net sales for the fiscal year 2018 and 2017, respectively. No other single country represented more than 10% of net sales during these periods. Revenues from net sales to customers in Switzerland, the Company's home domicile, represented 2% of net sales for each of fiscal years 2018, 2017 and 2016.
Property, plant and equipment, net by geographic region were as follows (in thousands):

Logitech International S.A. | Fiscal 2018 Form 10-K | 116

	March 31,
	2018	2017
Americas	$35,404	$37,242
EMEA	4,690	4,006
Asia Pacific	46,210	44,160
	$86,304	$85,408
Property, plant and equipment, net in the United States and China were $35.3 million and $37.9 million, respectively, as of March 31, 2018, and $37.1 million and $37.2 million, respectively, as of March 31, 2017. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net at March 31, 2018 or 2017. Property, plant and equipment, net in Switzerland, the Company's home domicile, were 1.9 million and $2.1 million at March 31, 2018 and 2017, respectively.
Note 17—Restructuring
During the first quarter of fiscal year 2016, the Company implemented a restructuring plan to exit the OEM business, reorganize Lifesize to sharpen its focus on its cloud-based offering, and streamline the Company's overall cost structure through overhead and infrastructure cost reductions with a targeted resource realignment. Restructuring charges incurred under this plan primarily consisted of severance and other ongoing and one-time termination benefits. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the Consolidated Statements of Operations. On a total company basis, including the Lifesize video conferencing business as reported in discontinued operations, the Company has incurred $25.4 million under this restructuring plan, including $24.3 million for cash severance and other personnel costs. The Company substantially completed this restructuring plan by the fourth quarter of fiscal year 2016.
The following table summarizes restructuring-related activities during fiscal year 2018, 2017 and 2016 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Other	Total
Accrual balance at March 31, 2015	$—	$954	$—	$954
Charges, net	17,280	337	185	17,802
Cash payments	(11,373)	(1,166)	(185)	(12,724)
Accrual balance at March 31, 2016	5,907	125	—	6,032
Charges, net	23	—	—	23
Cash payments	(5,195)	(125)	—	(5,320)
Accrual balance at March 31, 2017	$735	$—	$—	$735
Credits, net	(116)	—	—	(116)
Cash payments	(619)	—	—	(619)
Accrual balance at March 31, 2018	$—	$—	$—	$—
The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.

Logitech International S.A. | Fiscal 2018 Form 10-K | 117

LOGITECH INTERNATIONAL S.A.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA
(unaudited)
The following table contains selected unaudited quarterly financial data for fiscal years 2018 and 2017 (in thousands, except per share amounts):

	Year ended March 31, 2018 (1)				Year ended March 31, 2017 (1)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4 (2)
Net sales	$529,946	$632,470	$812,021	$592,426	$479,864	$564,304	$666,707	$510,552
Cost of goods sold	334,774	402,722	533,631	377,617	309,625	356,268	418,015	311,303
Amortization of intangible assets and purchase accounting effect on inventory	1,504	2,011	2,789	$2,574	1,613	1,163	1,929	1,470
Gross profit	193,668	227,737	275,601	212,235	168,626	206,873	246,763	197,779
Operating expenses:
Marketing and selling	102,378	107,386	116,153	109,572	83,872	93,792	102,036	99,941
Research and development	35,099	36,647	34,398	37,616	31,951	32,632	32,284	33,658
General and administrative	25,409	25,266	22,291	23,387	25,740	25,216	24,631	24,683
Amortization of intangible assets and acquisition-related costs	1,390	2,491	2,496	2,553	1,293	1,748	1,494	1,279
Change in fair value of contingent consideration for business acquisition	(1,978)	(2,930)	—	—	—	—	(9,925)	1,833
Restructuring charges (credits), net	(55)	(61)	—	—	(85)	74	(33)	67
Total operating expenses	162,243	168,799	175,338	173,128	142,771	153,462	150,487	161,461
Operating income	31,425	58,938	100,263	39,107	25,855	53,411	96,276	36,318
Interest income (expense), net	1,175	1,048	874	1,872	151	(90)	202	1,189
Other income (expense), net	(1,029)	459	(324)	(1,543)	(1,008)	(683)	2,634	734
Income before income taxes	31,571	60,445	100,813	39,436	24,998	52,638	99,112	38,241
Provision for (benefit from) income taxes	(5,436)	4,087	20,040	5,032	3,057	5,593	1,647	(1,184)
Net Income	$37,007	$56,358	$80,773	$34,404	$21,941	$47,045	$97,465	$39,425

Net income per share:
Basic	$0.23	$0.34	$0.49	$0.21	$0.14	$0.29	$0.60	$0.24
Diluted	$0.22	$0.33	$0.48	$0.20	$0.13	$0.28	$0.59	$0.24

Shares used to compute net income per share:
Basic	163,407	164,120	164,248	164,374	162,130	162,222	161,977	162,023
Diluted	168,339	169,078	169,079	169,387	164,303	165,549	165,901	166,526
______________________________

(1) Financial results of all the periods in fiscal years 2018 and 2017 included the impact from businesses acquired during the year. Refer to Note 3 to the consolidated financial statements.

(2) The Company recorded an increase of net sales of $14.4 million primarily due to a change in estimated breakage attributable to customer incentive, cooperative marketing and pricing program accruals in EMEA during the fourth quarter of fiscal year 2017, compared with the preliminary results furnished to the SEC in the Current Report on Form 8-K on April 26, 2017.

Logitech International S.A. | Fiscal 2018 Form 10-K | 118

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2018, 2017 and 2016 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)(2)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2018	$607	$(404)	$(81)	$122
2017	$667	$47	$(107)	$607
2016	$707	$71	$(111)	$667
Allowance for sales returns:
2018	$18,800	$111,969	$(105,254)	$25,515
2017	$18,526	$78,242	$(77,968)	$18,800
2016	$17,236	$66,935	$(65,645)	$18,526
Allowances for cooperative marketing arrangements:
2018	$28,022	$160,664	$(158,297)	$30,389
2017	$28,157	$144,656	$(144,791)	$28,022
2016	$24,919	$131,410	$(128,172)	$28,157
Allowances for customer incentive programs:
2018	$60,857	$230,838	$(221,103)	$70,592
2017	$60,872	$196,363	$(196,378)	$60,857
2016	$47,364	$164,307	$(150,799)	$60,872
Allowances for pricing programs:
2018	$102,289	$445,048	$(405,968)	$141,369
2017	$81,553	$322,118	$(301,382)	$102,289
2016	$70,951	$260,698	$(250,096)	$81,553
Tax valuation allowances:
2018	$6,626	$18,496	$26	$25,148
2017	$5,338	$1,299	$(11)	$6,626
2016	$5,590	$1,255	$(1,507)	$5,338

(1) The amounts for fiscal years 2018 and 2017 both include immaterial impacts from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

(2)The amount for tax valuation allowance in fiscal year 2018 primarily includes the impact of $18.0 million from the adoption of ASU 2016-09 effective April 1, 2017. Refer to Note 2 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2018 Form 10-K | 119