Form 10-Q
period 2018-06-29
LOGITECH INTERNATIONAL SA
filed 2018-08-02
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 19, 2018, there were 165,474,432 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2019 ended on June 29, 2018. The same quarter in the prior fiscal year ended on June 30, 2017. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Net sales	$608,480	$529,946
Cost of goods sold	382,171	334,774
Amortization of intangible assets and purchase accounting effect on inventory	2,372	1,504
Gross profit	223,937	193,668

Operating expenses:
Marketing and selling	114,584	102,378
Research and development	38,987	35,099
General and administrative	25,473	25,409
Amortization of intangible assets and acquisition-related costs	2,521	1,390
Change in fair value of contingent consideration for business acquisition	—	(1,978)
Restructuring charges (credits), net	9,921	(55)
Total operating expenses	191,486	162,243

Operating income	32,451	31,425
Interest income	2,369	1,175
Other expense, net	(1,571)	(1,029)
Income before income taxes	33,249	31,571
Benefit from income taxes	(5,217)	(5,436)
Net income	$38,466	$37,007

Net income per share:
Basic	$0.23	$0.23
Diluted	$0.23	$0.22

Weighted average shares used to compute net income per share:
Basic	165,317	163,407
Diluted	168,756	168,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Net income	$38,466	$37,007
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(4,963)	1,456
Defined benefit pension plans:
Net loss and prior service costs, net of taxes	(94)	(152)
Amortization included in other expense, net	(70)	50
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	187	(3,209)
Reclassification of hedging loss included in cost of goods sold	2,851	533
Other comprehensive loss	(2,089)	(1,322)
Total comprehensive income	$36,377	$35,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$604,116	$641,947
Accounts receivable, net	385,546	214,885
Inventories	272,662	259,906
Other current assets	62,542	56,362
Total current assets	1,324,866	1,173,100
Non-current assets:
Property, plant and equipment, net	84,721	86,304
Goodwill	275,418	275,451
Other intangible assets, net	82,719	87,547
Other assets	131,761	120,755
Total assets	$1,899,485	$1,743,157
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$343,680	$293,988
Accrued and other current liabilities	384,497	281,732
Total current liabilities	728,177	575,720
Non-current liabilities:
Income taxes payable	33,789	34,956
Other non-current liabilities	82,259	81,924
Total liabilities	844,225	692,600
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued and authorized shares — 173,106 at June 30 and March 31, 2018
Conditionally authorized shares — 50,000 at June 30 and March 31, 2018
Additional paid-in capital	19,093	47,234
Shares in treasury, at cost — 7,533 at June 30, 2018 and 8,527 at March 31, 2018	(158,337)	(165,686)
Retained earnings	1,259,900	1,232,316
Accumulated other comprehensive loss	(95,544)	(93,455)
Total shareholders’ equity	1,055,260	1,050,557
Total liabilities and shareholders’ equity	$1,899,485	$1,743,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$38,466	$37,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,699	9,148
Amortization of intangible assets	4,893	2,593
Loss on investments in privately held companies	13	259
Share-based compensation expense	13,259	10,705
Deferred income taxes	(9,659)	(9,879)
Change in fair value of contingent consideration for business acquisition	—	(1,978)
Other	124	(3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(68,557)	(35,702)
Inventories	(18,200)	(20,389)
Other assets	(4,225)	(3,088)
Accounts payable	51,188	38,647
Accrued and other liabilities	(5,719)	(28,203)
Net cash provided by (used in) operating activities	12,282	(883)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,744)	(10,035)
Investment in privately held companies	(225)	(360)
Acquisitions, net of cash acquired	(243)	—
Purchases of trading investments	(2,500)	(609)
Proceeds from sales of trading investments	2,867	647
Net cash used in investing activities	(8,845)	(10,357)
Cash flows from financing activities:
Purchases of registered shares	(9,982)	(624)
Proceeds from exercises of stock options	1,104	12,569
Tax withholdings related to net share settlements of restricted stock units	(25,081)	(21,683)
Net cash used in financing activities	(33,959)	(9,738)
Effect of exchange rate changes on cash and cash equivalents	(7,309)	1,102
Net decrease in cash and cash equivalents	(37,831)	(19,876)
Cash and cash equivalents , beginning of the period	641,947	547,533
Cash and cash equivalents , end of the period	$604,116	$527,657
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,831	$3,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	37,007	(1,322)	35,685
Purchases of registered shares	—	—	—	20	(624)	—	—	(624)
Sales of shares upon exercise of stock options	—	—	7,452	(452)	5,117	—	—	12,569
Issuance of shares upon vesting of restricted stock units	—	—	(33,897)	(1,098)	12,214	—	—	(21,683)
Share-based compensation	—	—	11,075	—	—	—	—	11,075
June 30, 2017	173,106	$30,148	$14,519	9,197	$(157,330)	$1,165,029	$(102,028)	$950,338

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	38,466	(2,089)	36,377
Purchases of registered shares	—	—	—	255	(9,982)	—	—	(9,982)
Sales of shares upon exercise of stock options	—	—	439	(49)	665	—	—	1,104
Issuance of shares upon vesting of restricted stock units	—	—	(41,747)	(1,200)	16,666	—	—	(25,081)
Share-based compensation	—	—	13,167	—	—	—	—	13,167
June 30, 2018	173,106	$30,148	$19,093	7,533	$(158,337)	$1,259,900	$(95,544)	$1,055,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A, together with its consolidated subsidiaries, ("Logitech" or the "Company") designs, manufactures and markets products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud.
The Company sells its products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers and indirect sales through distributors.
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

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. They should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2018, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 21, 2018.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended June 30, 2018.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the three months ended June 30, 2018 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements.

Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for customer incentive, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate, accrued revenue reserve from returns, allowance for doubtful accounts, inventory valuation, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Recent Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under ASC 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, the Company adopted the new standard and all related amendments using the modified retrospective method applied to those contracts which were not completed as of March 31, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

As result of the adoption of the new standard, the Company recorded: a) a reduction to retained earnings as of April 1, 2018; b) reclassification of certain allowances for sales returns and certain other Customer Programs from accounts receivable, net to accrued and other current liabilities and other current assets.

The cumulative effect of the changes to the condensed consolidated balance sheet from the adoption of Topic 606 was as follows (in thousands):

	As of March 31, 2018	Effect of Adoption of Topic 606	As of April 1, 2018
Accounts receivable, net	$214,885	$105,768	$320,653
Other current assets	56,362	6,195	62,557
Accrued and other current liabilities	281,732	122,845	404,577
Retained earnings	1,232,316	(10,882)	1,221,434

Net Reduction to Retained Earnings as of April 1, 2018

•
Under Topic 605, accruals for certain Customer Programs were recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the customer. Under Topic 606, these programs qualify as variable consideration and are recorded as a reduction of the transaction price at the contract inception based on the expected value method. The Company is required to estimate for these programs ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future.

•
Under Topic 606, variable consideration must be estimated at the outset of the arrangement, subject to the constraint guidance to ensure that a significant revenue reversal will not occur. As a result, upon adoption of Topic 606, estimated breakage for accruals of certain Customer Programs is recognized sooner as compared to Topic 605.

Balance Sheet Reclassification

•
Under Topic 605, gross amount of accrued revenue reserves for sales returns of $31.4 million, net of expected returned inventory of $11.4 million was included within accounts receivable, net as of March 31, 2018. Expected scrap cost of $5.2 million for such expected returned inventory was included in accrued and other current liabilities as of March 31, 2018. Subsequent to the adoption of Topic 606, such balances are presented on a gross basis as accrued revenue reserve from returns of $31.4 million included in accrued and other current liabilities and as return assets of $6.2 million included in other current assets.

•
Under Topic 605, revenue reserves for certain Customer Programs totaling $76.7 million, which were estimated using portfolio approach based on aggregated customer level, were included within accounts receivable, net as of March 31, 2018. Subsequent to the adoption of Topic 606, such balances are presented as accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities.

Certain balances of allowances for sales return and accruals for Customer Programs which were accrued based on Customer Program offers made to individual customer, met the right of offset criteria in accordance with ASC 210-20, "Balance Sheet (Topic 210)", and are still included within accounts receivable, net.

The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing, or financing activities.

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statements of operations and balance sheets for the three months ended or as of June 30, 2018 (in thousands):

	As Reported	If Reported Under Topic 605	Effect of Adoption of Topic 606
Net sales	$608,480	$608,614	$(134)
Accounts receivable, net	385,546	272,009	113,537
Other current assets	62,542	55,237	7,305
Accrued and other current liabilities	384,497	252,639	131,858
Retained earnings	1,259,900	1,270,916	(11,016)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)" ("ASU 2016-01"). ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. The Company adopted ASU 2016-01 effective April 1, 2018 on a prospective basis for its privately held strategic equity securities without readily determinable fair values. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. The adoption of ASU 2016-01 did not have a material impact on the Company's condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis and the adoption of ASU 2016-10 did not have a material impact on its condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective April 1, 2018 utilizing the retrospective transition method to each period presented and the adoption of ASU 2016-18 did not have a material impact on its condensed consolidated financial statements. The Company did not have restricted cash for both periods presented.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective April 1, 2018 and the adoption of ASU 2017-01 did not have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The Company adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the current period, the adoption of ASU 2017-07 did not have an impact on the Company’s condensed consolidated financial statements. The impact to the comparative period was immaterial and therefore prior year statement of operations was not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. The Company adopted this standard effective April 1, 2018 and the adoption of ASU 2017-12 did not have a material impact on its condensed consolidated financial statements. In accordance with ASC 815-20-45-1A, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. Cost of goods sold for hedging forecasted inventory purchases.

Recent Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "Topic 842"), which generally requires companies to recognize right-of-use assets and lease liabilities arising from operating and financing leases with terms longer than 12 months in the consolidated balance sheets. This guidance will be effective for the Company in the first quarter of fiscal year 2020 on a modified retrospective basis and early adoption is permitted. The Company will adopt the new standard effective April 1, 2019. Although the Company expects to record significant amounts of right-of-use assets and liabilities on its consolidated balance sheets, the Company is still evaluating the full impact of adopting this guidance to determine the amounts and additional disclosures.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or service in an amount that reflects the transaction price the Company expects to receive in exchange for those goods or services.

Substantially all revenue recognized by the Company relates to the contracts with customers to sell products that allow people to connect through music, gaming, video, computing, and other digital platforms. These products are hardware devices, which may include embedded software. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment. The Company’s contracts with its customers generally have a term of no more than one year. The Company applies the practical expedient of not disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company also provides post-contract customer support (“PCS”) for sold products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. Revenue allocated to such PCS is recognized on a straight-line basis over the estimated term of the support, which is between 1 to 2 years, and not material for the periods presented herein. Deferred revenue associated with remaining PCS performance obligation is not material as of June 30, 2018 and March 31, 2018.

The Company normally requires payments from customers within 30-60 days from invoice date. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables. The Company's contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year.

The transaction price received by the Company from sales to its distributors, retail companies ("retailers"), and authorized resellers is calculated as selling price net of variable consideration which may include product returns, price protection, and Company’s payments for Customer Programs related to current period product revenue. The estimated impact of these programs is recorded as a reduction of sales or as an operating expense if the Company receives a distinct good or service from the customer and can reasonably estimate the fair value of that good or service received. Significant management judgment and estimates are used to determine the impact of these programs in any accounting period. Certain customer programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage". The Company accounts for breakage as part of variable consideration, subject to constraint and records the estimated impact in the same period when revenue is recognized at the expected value considering constraints. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period.

The Company enters into cooperative marketing arrangements with many of its customers and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar credit for various marketing and incentive programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products.

Customer incentive programs include consumer rebates and performance-based incentives. Consumer rebates are offered to the Company's customers and indirect partners at the Company's discretion for the primary benefit of end-users. In addition, the Company offers performance-based incentives to many of its customers and indirect partners based on predetermined performance criteria. At management's discretion, the Company also offers special pricing discounts to certain customers. Special pricing discounts are usually offered only for limited time periods or for sales of selected products to specific indirect partners.

Estimates of required accruals for cooperative marketing arrangements and customer incentive programs are determined based on negotiated terms, consideration of historical experience, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel.

The Company has agreements with certain customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction. Management's decision to make price reductions is influenced by product life cycle stage, market acceptance of products, the competitive environment, new product introductions and other factors. Accruals for estimated expected future pricing actions are recognized at the time of sale based on analyses of historical pricing actions by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information, such as stage of product life-cycle.

Product return rights vary by customer and range from the right to return defective products to stock rotation rights limited to a percentage of sales. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated returned asset value for impairment, and adjusts the value of the asset if it becomes impaired. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental increases or reductions to sales or operating expenses.

Sales taxes and value added taxes (“VAT”) collected from customers which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the condensed consolidated balance sheets. The Company has elected to exclude sales taxes from the revenue recognized from contracts with customers.

Shipping and Handling Costs

The Company's shipping and handling costs are included in cost of goods sold in the condensed consolidated statements of operations for all periods presented.

Contract Balances

The Company records accounts receivable from contracts with customers when it has an unconditional right to consideration, as accounts receivable, net on the condensed consolidated balance sheet.

The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrual and other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2018 and April 1, 2018, the Company did not have any material contract liabilities balances or changes.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the condensed consolidated statements of operations. As of June 30, 2018 and April 1, 2018, the Company does not have material deferred contract costs or changes.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the Company's customers' inability to make required payments. The allowances are based on the Company's regular assessment of the financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country specific risks and the financial condition of its distribution channels.

Note 2 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2018	2017
Net income	$38,466	$37,007

Shares used in net income per share computation:
Weighted average shares outstanding - basic	165,317	163,407
Effect of potentially dilutive equivalent shares	3,439	4,932
Weighted average shares outstanding - diluted	168,756	168,339

Net income per share:
Basic	$0.23	$0.23
Diluted	$0.23	$0.22

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and ESPP totaling 1.5 million and 1.4 million for the three months ended June 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2018, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan), each as amended.

The following table summarizes the share-based compensation expense and total income tax provision (benefit) recognized for share-based awards for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Cost of goods sold	$1,130	$711
Marketing and selling	5,786	4,381
Research and development	1,549	1,543
General and administrative	4,794	4,070
Total share-based compensation expense	13,259	10,705
Income tax benefit	(9,529)	(11,282)
Total share-based compensation expense, net of income tax	$3,730	$(577)

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of June 30, 2018 and 2017, the Company capitalized $0.6 million and $0.9 million, respectively, of share-based compensation expense to inventory.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.3 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, was primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The Company has not adjusted the net provisional charge from remeasuring deferred tax assets related to the Tax Cuts and Jobs Act (the "Tax Act") in the United States in fiscal year 2018. The Company will continue to refine the estimate based on ongoing analysis and available information and interpretations through the third quarter of fiscal year 2019.

The income tax benefit for the three months ended June 30, 2018 was $5.2 million based on an effective income tax rate of (15.7)% of pre-tax income, compared to an income tax benefit of $5.4 million based on an effective income tax rate of (17.2)% of pre-tax income for the three months ended June 30, 2017.

The change in the effective income tax rate for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily due to the mix of income and losses in the various tax jurisdictions which the Company operates and less excess tax benefits recognized in the United States in the three months ended June 30, 2018. The Company recognized excess tax benefits of $8.3 million at 21% federal corporate income tax rate post the Tax Act in the three months ended June 30, 2018. In the same period in fiscal year 2018, the Company recognized $9.9 million of excess tax benefits at 35% federal corporate income tax rate, offset by valuation allowance of $1.3 million for federal tax credit carryforwards after adoption of ASU 2016-09. In the three months ended June 30, 2018 and June 30, 2017, there was a discrete tax benefit of $0.9 million and $0.7 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations.

As of June 30, 2018 and March 31, 2018, the total amount of unrecognized tax benefits due to uncertain tax positions was $68.5 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

As of June 30, 2018 and March 31, 2018, the Company had $33.8 million and $35.0 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of June 30, 2018 and March 31, 2018, the Company had $2.4 million and $2.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2019, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $3.3 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2018 (in thousands):

	June 30, 2018	March 31, 2018
Accounts receivable, net:
Accounts receivable	$541,086	$482,872
Allowance for doubtful accounts	(147)	(122)
Allowance for sales returns (1)	(5,465)	(25,515)
Allowance for cooperative marketing arrangements (1)	(27,268)	(30,389)
Allowance for customer incentive programs (1)	(44,015)	(70,592)
Allowance for pricing programs (1)	(78,645)	(141,369)
	$385,546	$214,885
Inventories:
Raw materials	$35,240	$33,603
Finished goods	237,422	226,303
	$272,662	$259,906
Other current assets:
Value-added tax receivables	$27,162	$29,477
Prepaid expenses and other assets (1)	35,380	26,885
	$62,542	$56,362
Property, plant and equipment, net:
Property, plant and equipment at cost	$353,625	$346,588
Less: accumulated depreciation and amortization	(268,904)	(260,284)
	$84,721	$86,304
Other assets:
Deferred tax assets	$94,011	$84,651
Trading investments for deferred compensation plan	20,005	17,748
Investments in privately held companies	12,607	12,448
Other assets	5,138	5,908
	$131,761	$120,755

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2018 (in thousands):

	June 30, 2018	March 31, 2018
Accrued and other current liabilities:
Accrued personnel expenses	$70,811	$82,330
Accrued revenue reserve from returns (1)	32,219	—
Accrued customer marketing, pricing and incentive programs (1)	149,590	71,962
Warranty accrual	17,205	16,279
Employee benefit plan obligation	2,026	1,763
Income taxes payable	4,858	4,354
Other current liabilities	107,788	105,044
	$384,497	$281,732
Other non-current liabilities:
Warranty accrual	$11,648	$11,294
Obligation for deferred compensation plan	20,005	17,748
Employee benefit plan obligation	40,667	42,434
Deferred tax liability	1,980	1,980
Other non-current liabilities	7,959	8,468
	$82,259	$81,924

(1) The gross amount of allowances for sales return and certain other customer incentive, cooperative marketing and pricing programs were included within accounts receivable, net balance as of March 31, 2018. Upon adoption of Topic 606, such balances are presented as accrued revenue reserve from returns and accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities and as return assets included in other current assets, respectively, on the balance sheet as of June 30, 2018. Refer to Note 1 to the condensed consolidated financial statements for more information.

Note 6 — Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2018			March 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$482,882	$—	$—	$492,535	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$3,994	$—	$—	$2,881	$—	$—
Mutual funds	16,011	—	—	14,867	—	—
Total of trading investments for deferred compensation plan	$20,005	$—	$—	$17,748	$—	$—

Currency exchange derivative assets included in other current assets	$—	$275	$—	$—	$—	$—

Liabilities:
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$45	$—	$—	$34	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $20.0 million and $17.7 million, as of June 30, 2018 and March 31, 2018, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains (losses) related to trading securities for the three months ended June 30, 2018 and 2017 were not material and are included in other expense, net in the Company's condensed consolidated statements of operations.

Non-marketable Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with carrying value of $5.3 million and $5.1 million as of June 30, 2018 and March 31, 2018, respectively.

In addition, the Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of June 30, 2018 and March 31, 2018 was $7.3 million and $7.3 million, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three months ended June 30, 2018 or 2017.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018.

The fair values of the Company’s derivative instruments not designated as hedging instruments were not material as of June 30, 2018 or March 31, 2018. The following table presents the fair values of the Company’s derivative instruments designated as hedging instruments on a gross basis in other current assets or accrued and other current liabilities on its condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018 (in thousands):

	Derivatives
	Asset		Liability
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Cash flow hedges	$275	$48	$45	$402

The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2018	2017
Cash flow hedges	$187	$(3,209)	$2,851	$533

Upon adoption of ASU 2017-12, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows.  Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $72.4 million as of June 30, 2018. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. The Company had $0.2 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2018 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other expense, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2018 and March 31, 2018 were $60.5 million and $47.2 million, respectively. Open forward and swap contracts outstanding as of June 30, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian dollars, Taiwanese dollars, and Australian dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of the goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2018 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the three months ended June 30, 2018 (in thousands):

As of March 31, 2018	$275,451
Currency translation	(33)
As of June 30, 2018	$275,418
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	June 30,2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$23,870	$(10,265)	$13,605	$23,870	$(9,482)	$14,388
Developed technology	77,240	(53,131)	24,109	77,175	(50,755)	26,420
Customer contracts/relationships	59,510	(14,505)	45,005	59,510	(12,771)	46,739
Total	$160,620	$(77,901)	$82,719	$160,555	$(73,008)	$87,547

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $81.8 million as of June 30, 2018. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2018, the Company had outstanding bank guarantees of $20.9 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2018 or March 31, 2018.

Note 10 — Commitments and Contingencies

Product Warranties

All of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. The Company’s warranty doesn’t provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The warranty the Company provides qualify as assurance warranty and not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.

Changes in the Company’s warranty liability for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Beginning of the period	$27,573	$21,911
Provision	7,364	5,124
Settlements	(6,552)	(4,567)
Currency translation	468	(412)
End of the period	$28,853	$22,056

Guarantees

Logitech Europe S.A., one of the Company's wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of June 30, 2018, the maximum amount of this guarantee was $3.8 million, of which $1.2 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2018, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of June 30, 2018, $209.9 million is still available for repurchase under the 2017 buyback program.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2018	$(83,848)	$(6,398)	$(3,209)	$(93,455)
Other comprehensive income (loss)	(4,963)	(164)	3,038	(2,089)
June 30, 2018	$(88,811)	$(6,562)	$(171)	$(95,544)

(1)        Tax effect was not significant as of June 30 or March 31, 2018.

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

Net sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Pointing Devices	$127,790	$122,074
Keyboards & Combos	128,222	116,113
PC Webcams	29,674	25,625
Tablet & Other Accessories	32,436	23,218
Video Collaboration	58,792	35,617
Mobile Speakers	34,327	62,918
Audio & Wearables	52,154	50,202
Gaming	136,026	77,708
Smart Home	9,011	16,466
Other (1)	48	5
Total net sales	$608,480	$529,946

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Americas	$276,928	$245,400
EMEA	160,632	150,591
Asia Pacific	170,920	133,955
Total net sales	$608,480	$529,946

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated net sales for each of the periods presented herein. China represented more than 10% of the total consolidated net sales for the three months ended June 30, 2018. No other countries represented more than 10% of the Company’s total consolidated net sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 2% and 1% of the Company’s total consolidated net sales for the three months ended June 30, 2018 and June 30, 2017, respectively.

Two customer groups of the Company each represented more than 10% of the total consolidated net sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	June 30, 2018	March 31, 2018
Americas	$34,098	$35,404
EMEA	4,600	4,690
Asia Pacific	46,023	46,210
Total property, plant and equipment, net	$84,721	$86,304

Property, plant and equipment, net in the United States and China were $34.1 million and $38.4 million, respectively, as of June 30, 2018, and $35.3 million and $37.9 million, respectively, as of March 31, 2018. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net as of

June 30, 2018 or March 31, 2018. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $1.7 million and $1.9 million as of June 30, 2018 and March 31, 2018, respectively.

Note 13 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support the long-term growth opportunities. Subsequent to quarter end, the Company's Board of Directors approved to allow additional costs under this restructuring plan with total pre-tax charges of approximately $10 million to $15 million in the current fiscal year, of which $9.9 million was recognized during the first quarter of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges in the condensed consolidated statements of operations.

The following table summarizes restructuring related activities during the three months ended June 30, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	$7,907

Note 14 — Subsequent Event

On July 30, 2018, the Company signed an agreement to acquire all equity interests in Blue Microphones Holding Corporation for approximately $117 million in cash, assuming breakeven net working capital at close. Blue Microphones is a leader in studio-quality microphones for professionals and consumers. The Blue Microphones acquisition is consistent with Logitech's merger and acquisition strategy and will supplement the Company's portfolio opportunities. The transaction is expected to close in late August, 2018 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, resolution of our North American distribution center issues, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, the impact of the Tax Cuts and Jobs Act on our overall effective income tax rate, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Summary of Financial Results

Our net sales for the three months ended June 30, 2018 increased 15% compared to the three months ended June 30, 2017, due to stronger net sales across all regions.  ASTRO contributed 5 points to the net sales growth during the period. Our net sales for the three months ended June 30, 2018 increased 13%, 7% and 28% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

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

Our gross margin for the three months ended June 30, 2018 increased 30 basis points to 36.8% from 36.5% for the three months ended June 30, 2017 as a result of a one-time benefit of approximately 60 basis points from a legal settlement with our prior distribution center supplier in the Americas as well as favorable exchange rates and product cost savings. Those benefits were partially offset by supply chain and logistics costs.

Operating expenses for the three months ended June 30, 2018 were $191.5 million, or 31.5% of net sales, compared to $162.2 million, or 30.6% of net sales, in the same period of the prior fiscal year. The increase in operating expenses was primarily driven by $26.5 million higher personnel-related cost due to restructuring charges in the current period, increased variable compensation linked to stronger performance and additional headcount from prior business acquisitions.

Net income for the three months ended June 30, 2018 was $38.5 million, compared to $37.0 million for the three months ended June 30, 2017.

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
Trends Specific to Our Five Market Opportunities
Music: The music market grew during fiscal year 2018, driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories and the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing with slower growth. Our investments in the Ultimate Ears and Jaybird brands, new channel expansion, integration of personal voice assistants, such as Google Assistant and Amazon Alexa, and our new product introductions, have driven our growth in this market through the third quarter of fiscal year 2018, though sales of our Mobile Speakers declined during the fourth quarter of fiscal year 2018 and the first quarter of fiscal year 2019. While we continue to introduce new product for improved experiences, we're adjusting our investments to match the slower market growth outlook.
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
Smart Home: This market grew in fiscal year 2018 and continued to grow in fiscal year 2019. In October 2016, we integrated Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Google Home device. Through Harmony, Alexa can turn on/off and control a TV and AV system. We have also seen early success with the professional installer channel through the recent introduction of the Harmony Pro. We will continue to explore other innovative experiences for the Smart Home.
Creativity & Productivity:  New PC shipments continue to be stable and the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. In fiscal year 2018, we saw the recovery of the iPad tablet market and our Tablet & Other Accessories category has benefited from the recovery along with our innovative products.
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

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, goodwill and intangible assets from business acquisitions, contingent consideration from business acquisitions, and net sales and expenses.

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

Other than the recent accounting pronouncement adoptions discussed below and Summary of Significant Accounting Policies discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in the Company’s significant accounting policies during the three months ended June 30, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Adoption of New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under ASC 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, we adopted the new standard and all related amendments using the modified retrospective method applied to those contracts which were not completed as of March 31, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

Refer to Note 1 to the condensed consolidated financial statements for further details of the impact of adoption.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)" ("ASU 2016-01"). ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. We adopted ASU 2016-01 effective April 1, 2018 on a prospective basis for our privately held strategic equity securities without readily determinable fair values. We elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. The adoption of ASU 2016-01 did not have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory. We adopted this standard effective April 1, 2018 on a modified retrospective basis and the adoption of ASU 2016-16 did not have a material impact on our condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard effective April 1, 2018 utilizing the retrospective transition method to each period presented and the adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements. We did not have restricted cash for both periods presented.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. We adopted this standard effective April 1, 2018 and the adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 did not have an impact on our condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. We adopted this standard effective April 1, 2018 and the adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements. In accordance with ASC 815-20-45-1A, we have started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. Cost of Goods sold, for hedging forecasted inventory purchases.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2018, 49% of our net sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our net sales in the three months ended June 30, 2018 increased 15%, compared to the same periods of the prior fiscal year. Sales increased across all three regions during the three months ended June 30, 2018. If currency exchange rates had been constant in the three months ended June 30, 2018 and 2017, our constant dollar sales growth rates would have been 12%. We grew double digits for our Gaming, Video Collaboration, Keyboards & Combos, Tablets and Other Accessories, and PC Webcams product categories. ASTRO contributed 5 points to the net sales growth during the period. Sales for Mobile Speaker and Smart Home declined across the regions. The adoption of Topic 606 did not have a material impact on the net sales for the three months ended June 30, 2018.

Net Sales by Region

The following table presents the change in net sales by region for the three months ended June 30, 2018, compared with the three months ended June 30, 2017:

	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	13%	13%
EMEA	7	1
Asia Pacific	28	23

Americas:

The increase in net sales in our Americas region was primarily driven by growth in Gaming (including ASTRO), Video Collaboration, Tablets and Other Accessories, Video Collaboration and PC Webcams, partially offset by a decline in sales for Mobile Speakers and Smart Home.

EMEA:

The increase in net sales in our EMEA region was primarily driven by growth in Gaming (including ASTRO), Video Collaboration, Tablets and Other Accessories, partially offset by a decline in sales for Mobile Speakers and Smart Home.

Asia Pacific:

The growth in our Asia Pacific region during the period was primarily driven by growth in Gaming, Keyboards and Combos, Video Collaboration and Pointing Devices.

Net Sales by Product Categories

Net sales by product category for the three months ended June 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Pointing Devices	$127,790	$122,074	5%
Keyboards & Combos	128,222	116,113	10
PC Webcams	29,674	25,625	16
Tablet & Other Accessories	32,436	23,218	40
Video Collaboration	58,792	35,617	65
Mobile Speakers	34,327	62,918	(45)
Audio & Wearables	52,154	50,202	4
Gaming	136,026	77,708	75
Smart Home	9,011	16,466	(45)
Other (1)	48	5	860
Total net sales	$608,480	$529,946	15

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Sales by Product Categories

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices increased 5% for the three months ended June 30, 2018 compared to the same period of the prior fiscal year. The increase for the three-month period was primarily driven by an increase in sales for MX Master 2S Wireless Mouse and the introduction of MX Ergo Wireless Trackball.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos increased 10% in the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The increase was primarily driven by an increase in sales for cordless keyboards and combos, mainly from the introduction of MK540 Wireless Keyboard Mouse Combo in the fourth quarter of fiscal year 2018, partially offset by a decrease in sales of living room keyboards.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales increased 16% in the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The increase for the three-month period was primarily driven by an increase in sales for our HD Pro Webcam C920 and 1080P Pro Stream Webcam.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Net sales of Tablet & Other Accessories products increased 40% in the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The increase was primarily driven by an increase in sales for our education-based Rugged Combo 2 that was introduced in the first quarter of fiscal year 2019, in addition to increased sales for our Slim Folio keyboard case, and our Slim Combo keyboard cases.

Video Collaboration market:

Video Collaboration

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect small- and medium-sized user groups.

Net sales of Video Collaboration products increased 65% in the three months ended June 30, 2018 compared to the same period of the prior fiscal year. The increase was primarily due to strong sales for our Meetup video conference camera, PTZ Pro 2 group camera, and high-end business webcams.
Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Net sales of Mobile Speakers decreased 45% for the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The decrease for the period was primarily due to a decline in sales for our Ultimate Ears Megaboom, Boom 2, and Wonderboom mobile speakers, partially offset by sales from the introduction of our Ultimate Ears Megablast and Blast mobile speakers in the third quarter of fiscal year 2018.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables.

Audio & Wearables net sales increased 4% for the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The increase for the period was primarily driven by a sales increase for our corded headsets.

Gaming market:

Gaming

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.

Gaming net sales increased 75% for the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The significant increase for the period was primarily driven by the strong performance of console gaming headsets from the acquisition of ASTRO, as well as the continuing success for our gaming mice and PC gaming headsets.

Smart Home market:

Smart Home

Our Smart Home category includes our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home net sales decreased 45% during the three months ended June 30, 2018, compared to the same period of the prior fiscal year. The decrease was primarily due to a decline in sales for our Harmony Smart Home remotes, which grew approximately 50% a year ago, partially offset by an increase in sales for our Circle 2 wired and wireless security cameras introduced in the second quarter of fiscal year 2018.

Gross Profit

Gross profit for the three months ended June 30, 2018 and 2017 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Net sales	$608,480	$529,946
Gross profit	$223,937	$193,668
Gross margin	36.8%	36.5%

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

.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Marketing and selling	$114,584	$102,378
% of net sales	18.8%	19.3%
Research and development	38,987	35,099
% of net sales	6.4%	6.6%
General and administrative	25,473	25,409
% of net sales	4.2%	4.8%
Amortization of intangible assets and acquisition-related costs	2,521	1,390
% of net sales	0.4%	0.3%
Change in fair value of contingent consideration for business acquisition	—	(1,978)
% of net sales	—%	(0.4)%
Restructuring charges (credits), net	9,921	(55)
% of net sales	1.6%	—%
Total operating expenses	$191,486	$162,243
% of net sales	31.5%	30.6%

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three months ended June 30, 2018, marketing and selling expenses increased $12.2 million compared to the same period of the prior fiscal year. The increase was primarily driven by $11.1 million higher personal-related costs due to increased variable compensation linked to stronger performance during the first quarter of fiscal year 2019 and increased headcount to expand and support our advertising and marketing efforts for our new products resulting from past business acquisitions.

 Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2018, research and development expenses increased $3.9 million compared to the same period in the prior fiscal year. The increase was primarily driven by $2.8 million higher personnel-related costs due to increased headcount from business acquisitions and increased variable compensation linked to stronger performance during the first quarter of fiscal year 2019.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources, and legal functions.

During the three months ended June 30, 2018, general and administrative expenses remained relatively flat, compared to the same period in the prior fiscal year. Higher personnel-related costs were partially offset slightly by a reduction in our external consulting expenses.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Amortization of intangible assets	$2,521	$1,089
Acquisition-related costs	—	301
Total	$2,521	$1,390

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. The increase in amortization of intangible assets during the three months ended June 30, 2018 compared with the same period of the prior fiscal year was primarily driven by the acquisition of ASTRO in the second quarter of fiscal year 2018. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

There was no contingent consideration for business acquisition during the three months ended June 30, 2018. The change in fair value of contingent consideration for the three months ended June 30, 2017 was primarily due to lower-than-expected net sales of Jaybird products, partially offset by the change in the time value of money.

Restructuring Charges

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support the long-term growth opportunities. Subsequent to quarter end, our Board of Directors approved to allow additional costs under this restructuring plan with total pre-tax charges of approximately $10 million to $15 million in the current fiscal year, of which $9.9 million was recognized during the first quarter of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges in the condensed consolidated statements of operations.

The following table summarizes restructuring related activities during the three months ended June 30, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	$7,907

Benefit from Income Taxes

The benefit from income taxes and effective tax rates for the three months ended June 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Benefit from income taxes	$(5,217)	$(5,436)
Effective income tax rate	(15.7)%	(17.2)%

We have not adjusted the net provisional charge from remeasuring deferred tax assets related to the Tax Act in the United States in fiscal year 2018. We will continue to refine the estimate based on ongoing analysis and available information and interpretations through the third quarter of fiscal year 2019.

The change in the effective income tax rate for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily due to the mix of income and losses in the various tax jurisdictions which we operate and less excess tax benefits recognized in the United States in the three months ended June 30, 2018. We recognized excess tax benefits of $8.3 million at 21% federal corporate income tax rate post the Tax Act in the three months ended June 30, 2018. In the same period in fiscal year 2018, we recognized $9.9 million of excess tax benefits at 35% federal corporate income tax rate, offset by valuation allowance of $1.3 million for federal tax credit carryforwards after adoption of ASU 2016-09. In the three months ended June 30, 2018 and June 30, 2017, there was a discrete tax benefit of $0.9 million and $0.7 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations.

As of June 30, 2018 and March 31, 2018, the total amount of unrecognized tax benefits due to uncertain tax positions was $68.5 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $604.1 million, compared to $641.9 million as of March 31, 2018, of which 66% is held in Switzerland, 15% is held in Hong Kong and China, 8% in is held in UK and 5% is held in Germany as of June 30, 2018. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents was primarily due to purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and the purchases of our shares, partially offset by net cash provided by operating activities.

As of June 30, 2018, our working capital was $596.7 million, compared to $597.4 million as of March 31, 2018. Our working capital increased compared to $553.3 million as of June 30, 2017, which was primarily driven by higher cash and cash equivalents, accounts receivable, net, partially offset by higher accounts payable and higher accruals.

We had several uncommitted, unsecured bank lines of credit aggregating $81.8 million as of June 30, 2018. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2018, we had outstanding bank guarantees of $20.9 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$12,282	$(883)
Net cash used in investing activities	(8,845)	(10,357)
Net cash used in financing activities	(33,959)	(9,738)
Effect of exchange rate changes on cash and cash equivalents	(7,309)	1,102
Net decrease in cash and cash equivalents	$(37,831)	$(19,876)

The following table presents selected financial information and statistics as of June 30, 2018 and 2017 (Dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Accounts receivable, net	$385,546	$221,340
Accounts payable	$343,680	$312,722
Inventories	$272,662	$279,405
Days sales in accounts receivable (“DSO”) (Days) (1)	57	38
Days accounts payable outstanding (“DPO”) (Days) (2)	80	84
Inventory turnover (“ITO”) (x)(3)	5.6	4.8

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

DSO for the three months ended June 30, 2018 increased 19 days to 57 days, as compared 38 days for the same period of the prior fiscal year. The adoption of Topic 606, negatively impacted our DSO for the three months ended June 30, 2018 by 17 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. The adoption of Topic 606 did not have did not have an impact over the total cash flows from operating, investing, or financing activities. Refer to Note 1 to the condensed consolidated financial statements for the details of the adoption impact of Topic 606. Timing of sales and customer payments also drove the increase in DSO.

DPO for the three months ended June 30, 2018 decreased four days, compared to the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended June 30, 2018 was higher, compared to the same period of the prior fiscal year. The increase in inventories compared with June 30, 2017 was primarily driven by higher net sales while inventory level decreased.

If we are not successful in launching and phasing in our new products, or market competition increases during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the three months ended June 30, 2018, we generated $12.3 million cash in operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from in operating assets and liabilities. The increase in accounts receivable, net, excluding the impact from the adoption of Topic 606 was primarily due to timing of sales and customer payments, and the increase in accounts payable was primarily driven by the higher inventory purchases.

Net cash used in investing activities was $8.8 million, primarily due to $8.7 million of purchases of property, plant and equipment.

Our expenditures for property, plant and equipment during the three months ended June 30, 2018 decreased by $1.3 million, compared to the same period of the prior fiscal year, mainly due to the lower amount of tooling purchases and lower infrastructure expenditure.

Net cash used in financing activities was $34.0 million, primarily for $10.0 million repurchases of our registered shares, $25.1 million tax withholdings related to net share settlements of restricted stock units partially offset by $1.1 million in proceeds received from the exercises of stock options.

During the three months ended June 30, 2018, there was a $7.3 million loss of currency exchange rate effect on cash and cash equivalents, compared to a gain of $1.1 million during the same period of the prior fiscal year. The loss from currency exchange effect during the three months ended June 30, 2018 was primarily due to the weakening of the Euro, Brazilian Real and Japanese Yen against the U.S. Dollar by 5%, 14% and 4%, respectively, during the period. The gain from currency translation exchange effect during the three months ended June 30, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 4% during the period.

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
In March 2017, our Board of Directors approved another share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares, following the expiration date of our 2014 buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of June 30, 2018, $209.9 million is still available for repurchase under the 2017 buyback program.

The annual bonus is paid in the first quarter of the following fiscal year, and the operating cash flow for that period is negatively affected as a result.

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

Purchase Commitments

As of June 30, 2018, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of two third-party contract manufacturers' purchase obligations. As of June 30, 2018, the maximum amount of this guarantee was $3.8 million, of which $1.2 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2018, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended June 30, 2018, approximately 49% of our sales were in non-U.S. denominated currencies, with 20% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compare to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar becomes stronger in comparison to other currencies, this will affect our results of operations in future periods. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of June 30, 2018. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Canadian Dollar	$17,377	$(1,580)	$1,931
U.S. Dollar	Singapore Dollar	(16,613)	1,510	(1,846)
U.S. Dollar	Taiwanese Dollar	(16,047)	1,459	(1,783)
U.S. Dollar	Australian Dollar	13,922	(1,266)	1,547
U.S. Dollar	Mexican Peso	10,735	(976)	1,193
U.S. Dollar	Chinese Renminbi	(9,721)	884	(1,080)
U.S. Dollar	Japanese Yen	7,990	(726)	888
U.S. Dollar	Brazilian Real	5,268	(479)	585
U.S. Dollar	Swiss Franc	(4,340)	395	(482)
U.S. Dollar	Korean Wan	(1,072)	97	(119)
U.S. Dollar	Russian Ruble	980	(89)	109
U.S. Dollar	Swedish Krona	(831)	76	(92)
U.S. Dollar	Norwegian Kroner	606	(55)	67
U.S. Dollar	Indian Rupee	(547)	50	(61)
Euro	British Pound	4,096	(372)	455
Euro	Swedish Krona	(2,472)	225	(275)
Euro	U.S. Dollar	1,425	(130)	158
Euro	Croatian Kuna	1,390	(126)	154
Euro	Russian Ruble	(1,042)	95	(116)
Euro	Polish Zloty	(1,021)	93	(113)
Euro	Arab Emirates Dirham	(789)	72	(88)
		$9,294	$(843)	$1,032

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi. As of June 30, 2018, net liabilities held in CNY totaled $9.7 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of June 30, 2018 the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $72.4 million. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. Deferred realized and unrealized gain and loss was not material as of June 30, 2018.

We also enter into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of June 30, 2018 and March 31, 2018 relating to foreign currency receivables or payables were $60.5 million and $47.2 million, respectively. Open forward and swap contracts as of June 30, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Taiwanese Dollars, Canadian Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and the CFO, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with adoption of the amended accounting standard for revenue recognition (Topic 606), there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the impact of oil prices on Russia and other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

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

Audio & Wearables. In the PC speakers category, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs. In the PC headset business, our main competitors include Plantronics and GN Netcom. In-ear headphones competitors include Beats, Bose, Apple, Sennheiser, and others.

Gaming

Competitors for our Gaming products include Razer USA, Corsair, SteelSeries, Turtle Beach and Kingston.

Video Collaboration

Our competitors for Video Collaboration products include Cisco Systems, Polycom (recently acquired by Plantronics), and AVer Information.

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

Our strategy over the past several years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We restructured our business in fiscal years 2014 through 2016, and we may continue to divest or discontinue non-strategic product categories. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. In fiscal year 2019, we are realigning our organizational structure and reallocating resources to support long-term growth opportunities. In addition, we are continuing the rationalization of our general and administrative expense, infrastructure and indirect procurement to reduce operating expenses.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2017 with the SEC on May 31, 2018.

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

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in our manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended June 30, 2018, approximately 49% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We prepare our consolidated financial statements in accordance with GAAP which are subject to interpretation or changes by the FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

In connection with certain of our products, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. For example, the European Union adopted the General Data Protection Regulation (GDPR), which is applicable to us and to all companies processing data of European Union residents, became effective in May 2018 and imposes significant fines and sanctions for violation of the Regulation. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, allocation of additional resources, liabilities or negative publicity that could adversely affect our business.

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. The most recent material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017, and was related to the allowances and accruals for customer incentives, cooperative marketing and pricing programs. In the past, we have identified other material weaknesses in our internal control over financial reporting, as described in our Annual Reports on Form 10-K for fiscal year 2017, certain of which resulted in late filings of and an amendment to our periodic reports and in restatements of our financial results. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our remediation efforts are not effective or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, we could be subject to litigation which, whether meritorious or not, remediation efforts could be time consuming, costly and/or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

In March 2017, our Board of Directors authorized a three-year $250.0 million repurchase program of our registered shares. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of a termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2019, the following approved share buyback program was in place (in thousands):

Share Buyback Program	Shares Approved	Approved Amounts
March 2017	17,311	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2018 to April 27, 2018	146	35.59	—	$214,498
Month 2
April 28, 2018 to May 25, 2018	36	37.59	—	213,121
Month 3
May 26, 2018 to June 29, 2018	73	43.93	—	209,902
Total	255		—	$209,902

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

LOGITECH INTERNATIONAL S.A.

August 2, 2018	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

August 2, 2018	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer