Form 10-Q
period 2018-09-30
LOGITECH INTERNATIONAL SA
filed 2018-10-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 10, 2018, there were 165,670,205 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2019 ended on September 28, 2018. The same quarter in the prior fiscal year ended on September 29, 2017. For purposes of presentation, the Company has indicated its quarterly periods ending on the last day of the calendar quarter.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$691,146	$632,470	$1,299,626	$1,162,416
Cost of goods sold	432,063	402,722	814,234	737,496
Amortization of intangible assets and purchase accounting effect on inventory	2,966	2,011	5,338	3,515
Gross profit	256,117	227,737	480,054	421,405

Operating expenses:
Marketing and selling	121,801	107,386	236,385	209,764
Research and development	39,542	36,647	78,529	71,746
General and administrative	25,206	25,266	50,679	50,675
Amortization of intangible assets and acquisition-related costs	4,317	2,491	6,838	3,881
Change in fair value of contingent consideration for business acquisition	—	(2,930)	—	(4,908)
Restructuring charges (credits), net	119	(61)	10,040	(116)
Total operating expenses	190,985	168,799	382,471	331,042

Operating income	65,132	58,938	97,583	90,363
Interest income	1,858	1,048	4,227	2,223
Other income (expense), net	3,389	459	1,818	(570)
Income before income taxes	70,379	60,445	103,628	92,016
Provision for (benefit from) income taxes	6,203	4,087	986	(1,349)
Net income	$64,176	$56,358	$102,642	$93,365

Net income per share:
Basic	$0.39	$0.34	$0.62	$0.57
Diluted	$0.38	$0.33	$0.61	$0.55

Weighted average shares used to compute net income per share:
Basic	165,630	164,120	165,474	163,765
Diluted	169,234	169,078	168,996	168,710

Cash dividend per share	$0.69	$0.63	$0.69	$0.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$64,176	$56,358	$102,642	$93,365
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(2,863)	2,185	(7,826)	3,641
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	192	532	98	380
Amortization included in other income (expense), net	(69)	52	(139)	102
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	298	(2,140)	485	(5,349)
Reclassification of hedging loss included in cost of goods sold	218	2,596	3,069	3,129
Other comprehensive income (loss)	(2,224)	3,225	(4,313)	1,903
Total comprehensive income	$61,952	$59,583	$98,329	$95,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$424,950	$641,947
Accounts receivable, net	459,689	214,885
Inventories	358,774	259,906
Other current assets	70,412	56,362
Total current assets	1,313,825	1,173,100
Non-current assets:
Property, plant and equipment, net	83,731	86,304
Goodwill	346,548	275,451
Other intangible assets, net	130,538	87,547
Other assets	131,565	120,755
Total assets	$2,006,207	$1,743,157
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$440,564	$293,988
Accrued and other current liabilities	434,615	281,732
Total current liabilities	875,179	575,720
Non-current liabilities:
Income taxes payable	34,456	34,956
Other non-current liabilities	84,408	81,924
Total liabilities	994,043	692,600
Commitments and contingencies (Note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30 and March 31, 2018
Additional shares that may be issued out of conditional capitals — 50,000 at September 30 and March 31, 2018
Additional shares that may be issued out of authorized capital — 34,621 at September 30, 2018 and none at March 31, 2018
Additional paid-in capital	33,160	47,234
Shares in treasury, at cost — 7,384 at September 30, 2018 and 8,527 at March 31, 2018	(163,481)	(165,686)
Retained earnings	1,210,105	1,232,316
Accumulated other comprehensive loss	(97,768)	(93,455)
Total shareholders’ equity	1,012,164	1,050,557
Total liabilities and shareholders’ equity	$2,006,207	$1,743,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$102,642	$93,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,895	19,368
Amortization of intangible assets	10,341	6,238
Gain on investments in privately held companies	(382)	(436)
Share-based compensation expense	25,308	21,683
Deferred income taxes	(9,815)	(11,933)
Change in fair value of contingent consideration for business acquisition	—	(4,908)
Other	75	12
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(133,475)	(91,718)
Inventories	(84,401)	(58,078)
Other assets	(11,056)	(8,490)
Accounts payable	138,186	110,136
Accrued and other liabilities	37,902	(7,739)
Net cash provided by operating activities	97,220	67,500
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,368)	(17,188)
Investment in privately held companies	(506)	(520)
Acquisitions, net of cash acquired	(133,908)	(85,000)
Proceeds from return of investment in privately held companies	—	237
Purchases of short-term investments	(1,505)	(6,789)
Purchases of trading investments	(3,722)	(999)
Proceeds from sales of trading investments	4,194	1,057
Net cash used in investing activities	(153,815)	(109,202)
Cash flows from financing activities:
Payment of cash dividends	(113,971)	(104,248)
Purchases of registered shares	(19,901)	(10,682)
Proceeds from exercises of stock options	10,007	30,000
Tax withholdings related to net share settlements of restricted stock units	(27,380)	(23,706)
Net cash used in financing activities	(151,245)	(108,636)
Effect of exchange rate changes on cash and cash equivalents	(9,157)	1,653
Net decrease in cash and cash equivalents	(216,997)	(148,685)
Cash and cash equivalents, beginning of the period	641,947	547,533
Cash and cash equivalents, end of the period	$424,950	$398,848
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,267	$6,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	93,365	1,903	95,268
Purchases of registered shares	—	—	—	307	(10,682)	—	—	(10,682)
Sales of shares upon exercise of stock options	—	—	15,628	(1,084)	14,372	—	—	30,000
Issuance of shares upon vesting of restricted stock units	—	—	(37,464)	(1,205)	13,758	—	—	(23,706)
Share-based compensation	—	—	21,887	—	—	—	—	21,887
Cash dividends	—	—	—	—	—	(104,248)	—	(104,248)
September 30, 2017	173,106	$30,148	$29,940	8,745	$(156,589)	$1,117,139	$(98,803)	$921,835

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	102,642	(4,313)	98,329
Purchases of registered shares	—	—	—	474	(19,901)			(19,901)
Sales of shares upon exercise of stock options	—	—	5,951	(311)	4,056	—	—	10,007
Issuance of shares upon vesting of restricted stock units	—	—	(45,430)	(1,306)	18,050	—	—	(27,380)
Share-based compensation	—	—	25,405	—	—	—	—	25,405
Cash dividends	—	—	—	—	—	(113,971)	—	(113,971)
September 30, 2018	173,106	$30,148	$33,160	7,384	$(163,481)	$1,210,105	$(97,768)	$1,012,164

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

Business Acquisition

In August 2018, the Company acquired Blue Microphones Holding Corporation. See "Note 2 - Business Acquisition" for more information.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and six months ended September 30, 2018.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the six months ended September 30, 2018 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate, accrued revenue reserve from returns, allowance for doubtful accounts, inventory valuation, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from these estimates.

Recent Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under ASC 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, the Company adopted the new standard and all related amendments using the modified retrospective method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

As result of the adoption of the new standard, the Company recorded: a) a reduction to retained earnings as of April 1, 2018; and b) reclassifications of certain allowances for sales returns and certain other Customer Programs from accounts receivable, net to accrued and other current liabilities and other current assets.

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

Net Reduction to Retained Earnings as of April 1, 2018

•
Under Topic 605, accruals for certain Customer Programs were recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the customer. Under Topic 606, these programs qualify as variable consideration and are recorded as a reduction of the transaction price at the contract inception based on the expected value method. The Company is required to estimate the accruals for these programs ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future.

•
Under Topic 606, variable consideration must be estimated at the outset of the arrangement, subject to the constraint guidance to ensure that a significant revenue reversal will not occur. As a result, upon adoption of Topic 606, estimated breakage for accruals of certain Customer Programs is recognized sooner as compared to Topic 605.

Balance Sheet Reclassifications

•
Under Topic 605, the gross amount of accrued revenue reserves for sales returns of $31.4 million, net of expected returned inventory of $11.4 million was included within accounts receivable, net as of March 31, 2018. Expected scrap cost of $5.2 million for such expected returned inventory was included in accrued and other current liabilities as of March 31, 2018. Subsequent to the adoption of Topic 606, such balances are presented on a gross basis as accrued revenue reserve from returns of $31.4 million included in accrued and other current liabilities and as return assets of $6.2 million included in other current assets.

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

Certain balances of allowances for sales return and accruals for Customer Programs which were accrued based on Customer Program offers made to individual customers, met the right of offset criteria in accordance with ASC 210-20, "Balance Sheet (Topic 210)", and are still included within accounts receivable, net.

The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing, or financing activities.

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2018 and condensed consolidated balance sheet as of September 30, 2018 (in thousands):

	Three Months Ended September 30,2018			Six Months Ended September 30, 2018
	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change
Net sales	$691,146	$696,090	$(4,944)	$1,299,626	$1,304,704	$(5,078)

	As of September 30,2018
	As Reported Under ASC 606	Balance Under ASC 605	Effect of Change
Accounts receivable, net	459,689	327,131	132,558
Other current assets	70,412	61,092	9,320
Accrued and other current liabilities	434,615	276,777	157,838
Retained earnings	1,210,105	1,226,065	(15,960)

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis, and the adoption of ASU 2016-16 did not have a material impact on its condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective April 1, 2018, utilizing the retrospective transition method to each period presented and the adoption of ASU 2016-18 did not have an impact on its condensed consolidated financial statements as the Company did not have restricted cash for either periods presented.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective April 1, 2018, and the adoption of ASU 2017-01 did not have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The Company adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the periods in the current year, the adoption of ASU 2017-07 did not have an impact on the Company’s condensed consolidated financial statements. The impact to the comparative period was immaterial and therefore the prior period statements of operations was not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. The Company adopted this standard prospectively on April 1, 2018, and the adoption of ASU 2017-12 did not have a material impact on its condensed consolidated financial statements. In accordance with ASU 2017-12, the Company has started presenting the earnings impact from forward points in cost of goods sold line item, which is used to present the earnings impact of the hedged item.

Recent Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "Topic 842"), which generally requires companies to recognize right-of-use assets and lease liabilities arising from operating and financing leases with terms longer than 12 months in the consolidated balance sheets. The Company will adopt the new guidance in the first quarter of fiscal year 2020 on a modified retrospective basis, which recognizes the cumulative effect of initially applying Topic 842 as an adjustment to retained earnings at the adoption date. Although the Company expects to record significant amounts of right-of-use assets and liabilities on its condensed consolidated balance sheets, the Company is still evaluating the full impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" ("ASU 2018-13"), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company is evaluating the full effect that ASU 2018-13 will have on its condensed consolidated financial statements and the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. ASU 2018-14 is effective for annual periods in fiscal years ending after December 15, 2021. Retrospective adoption is required and early adoption is permitted. The Company is evaluating the full effect that ASU 2018-14 will have on its condensed consolidated financial statements and the timing of adoption.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating the full effect that ASU 2018-15 will have on its condensed consolidated financial statements and the timing of adoption.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or service in an amount that reflects the transaction price the Company expects to receive in exchange for those goods or services.

Substantially all revenue recognized by the Company relates to the contracts with customers to sell products that allow people to connect through music, gaming, video, computing, and other digital platforms. These products are hardware devices, which may include embedded software, and these functions together are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment. The Company’s contracts with its customers generally have a term of no more than one year. The Company applies the practical expedient of not disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company also provides post-contract customer support (“PCS”) for products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis over the estimated term of the support, which is between one to two years, and is not material for the periods presented herein. Deferred revenue associated with remaining PCS performance obligation is not material as of September 30, 2018 and March 31, 2018.

The Company normally requires payments from customers within thirty to sixty days from invoice date. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables. The Company's contracts with customers typically do not include significant financing components as the period between the satisfaction of performance obligations and timing of payment are generally within one year.

The transaction price received by the Company from sales to its distributors, retail companies ("retailers"), and authorized resellers is calculated as selling price net of variable consideration which may include product returns, price protection, and the Company’s payments for Customer Programs related to current period product revenue. The estimated impact of these programs is recorded as a reduction of sales or as an operating expense if the Company receives a distinct good or service from the customer and can reasonably estimate the fair value of that good or service received. Significant management judgment and estimates are used to determine the impact of these programs in any accounting period. Certain Customer Programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage". The Company accounts for breakage as part of variable consideration, subject to constraint, and records the estimated impact in the same period when revenue is recognized at the expected value considering constraints. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period.

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

Product return rights vary by customer. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated returned asset value for impairment, and adjusts the value of the asset if it becomes impaired. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

Sales taxes and value added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the condensed consolidated balance sheets. The Company has elected to exclude sales taxes from the revenue recognized from contracts with customers.

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

As of September 30, 2018 and for the period then ended, and as of April 1, 2018, the Company did not have any material contract liabilities balances or changes.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the condensed consolidated statements of operations. As of September 30, 2018 and for the period then ended, and as of April 1, 2018, the Company did not have material deferred contract costs or changes.

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

Note 2 — Business Acquisition

Blue Microphones Acquisition

On August 21, 2018 (the "Acquisition Date"), the Company acquired all equity interests in Blue Microphones Holding Corporation ("Blue Microphones") for a total consideration of $134.9 million in cash (the "Blue Microphones Acquisition"), which includes a working capital adjustment and repayment of debt on behalf of Blue Microphones.

Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition is consistent with Logitech's merger and acquisition strategy and will supplement the Company's portfolio opportunities.

Blue Microphones meets the definition of a business, and therefore the acquisition is accounted for using the acquisition method. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$1,110
Accounts receivable	10,979
Inventories	20,206
Other current assets	997
Property, plant and equipment	1,103
Intangible assets	53,267
Total identifiable assets acquired	$87,662
Accounts payable	(10,322)
Accrued liabilities	(13,316)
Other long-term liabilities	(271)
Net identifiable assets acquired	$63,753
Goodwill	71,116
Net assets acquired	$134,869

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Blue Microphones and is not deductible for tax purposes.

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by Blue Microphones immediately before the acquisition date is $1.8 million, which will be recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the condensed consolidated statements of operations upon the sale of the acquired inventory.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (Dollars in thousands):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$17,967	5.0
Customer relationships	22,800	10.0
Trade name	12,500	7.0
Total intangible assets acquired	$53,267	7.6

Intangible assets acquired as a result of the Blue Microphones Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $0.2 million during the three months ended September 30, 2018 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the condensed consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $0.3 million during the three months ended September 30, 2018 is included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

Developed technology relates to existing Blue Microphones products. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Blue Microphones. The economic useful life was determined based on historical customer turnover rates and industry benchmarks.

Trade name relates to the “Blue Microphones” trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The fair values of developed technology and trade name were estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 3%, respectively, and both were discounted at a rate of 11%.

The fair value of customer relationships was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contributed to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the customer relationships, which were discounted at a rate of 11%.

The Company believes the preliminary fair values of purchased intangible assets recorded above represents their fair values and approximates the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed, and working capital adjustments that may affect the total consideration transferred, the Company may revise its preliminary estimates of fair values during the remainder of the measurement periods (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

The Company incurred acquisition-related costs for the Blue Microphones Acquisition of approximately $1.5 million for the three months ended September 30, 2018. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

The Company included Blue Microphones' estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheet beginning on the Acquisition Date. The results of operations for Blue Microphones subsequent to the Acquisition Date have been included in, but are not material to, the Company's condensed consolidated statements of operations. Pro forma results of operations for the Blue Microphones Acquisition have not been presented because they are not material to the condensed consolidated statements of operations. For the three months ended September 30, 2018, Blue Microphones, the acquisition of which was closed on August 21, 2018, contributed $7.7 million to net sales, representing approximately 1% of the net sales of the Company for the three-month period.

Note 3 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$64,176	$56,358	$102,642	$93,365

Shares used in net income per share computation:
Weighted average shares outstanding - basic	165,630	164,120	165,474	163,765
Effect of potentially dilutive equivalent shares	3,604	4,958	3,522	4,945
Weighted average shares outstanding - diluted	169,234	169,078	168,996	168,710

Net income per share:
Basic	$0.39	$0.34	$0.62	$0.57
Diluted	$0.38	$0.33	$0.61	$0.55

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and ESPP totaling 0.8 million and 0.6 million for the three months ended September 30, 2018 and 2017, respectively, and 1.2 million and 1.2 million for the six months ended September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2018, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan), each as amended.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$791	$1,091	$1,921	$1,802
Marketing and selling	4,864	4,343	10,650	8,724
Research and development	1,935	1,633	3,484	3,176
General and administrative	4,459	3,911	9,253	7,981
Total share-based compensation expense	12,049	10,978	25,308	21,683
Income tax benefit	(2,650)	(3,677)	(12,179)	(14,959)
Total share-based compensation expense, net of income tax	$9,399	$7,301	$13,129	$6,724

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of September 30, 2018 and 2017, the balances of capitalized share-based compensation included in inventory were both $0.8 million.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The cost recorded of $2.2 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $4.6 million for the six months ended September 30, 2018 and 2017, respectively, was primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The Company has not adjusted the net provisional charge from remeasuring deferred tax assets related to the Tax Cuts and Jobs Act (the "Tax Act") in the United States in fiscal year 2018. The Company continues to refine the estimate based on ongoing analysis and available information and interpretations through the third quarter of fiscal year 2019.

The income tax provision for the three months ended September 30, 2018 was $6.2 million based on an effective income tax rate of 8.8% of pre-tax income, compared to an income tax provision of $4.1 million based on an effective income tax rate of 6.8% of pre-tax income for the three months ended September 30, 2017. The income tax provision for the six months ended September 30, 2018 was $1.0 million based on an effective income tax rate of 1.0% of pre-tax income, compared to an income tax benefit of $1.3 million based on an effective income tax rate of (1.5)% of pre-tax income for the six months ended September 30, 2017.

The changes in the effective income tax rate for the three and six months ended September 30, 2018, compared to the three and six months ended September 30, 2017, were primarily due to the mix of income and losses in the various tax jurisdictions which the Company operates and less excess tax benefits recognized in the United States in the three and six months ended September 30, 2018. The Company recognized excess tax benefits of $0.7 million and $9.0 million, respectively, at 21% federal corporate income tax rate post the Tax Act in the three and six months ended September 30, 2018. In the same periods in fiscal year 2018, the Company recognized $1.1 million and $11.0 million of excess tax benefits, respectively, at 35% federal corporate income tax rate, after adoption of ASU 2016-09. In the three and six months ended September 30, 2018, there were discrete tax benefits of $0.5 million and $1.4 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended September 30, 2017, the tax benefits from reversal of uncertain tax positions from the expiration of statutes of limitations were $0.7 million and $1.3 million, respectively.

As of September 30, 2018 and March 31, 2018, the total amount of unrecognized tax benefits due to uncertain tax positions was $70.4 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

As of September 30, 2018 and March 31, 2018, the Company had $34.5 million and $35.0 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of September 30, 2018 and March 31, 2018, the Company had $2.5 million and $2.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2018 (in thousands):

	September 30, 2018	March 31, 2018
Accounts receivable, net:
Accounts receivable	$639,479	$482,872
Allowance for doubtful accounts	(645)	(122)
Allowance for sales returns (1)	(5,165)	(25,515)
Allowance for cooperative marketing arrangements (1)	(33,879)	(30,389)
Allowance for customer incentive programs (1)	(55,972)	(70,592)
Allowance for pricing programs (1)	(84,129)	(141,369)
	$459,689	$214,885
Inventories:
Raw materials	$31,756	$33,603
Finished goods	327,018	226,303
	$358,774	$259,906
Other current assets:
Value-added tax receivables	$34,597	$29,477
Prepaid expenses and other assets (1)	35,815	26,885
	$70,412	$56,362
Property, plant and equipment, net:
Property, plant and equipment at cost	$359,335	$346,588
Less: accumulated depreciation and amortization	(275,604)	(260,284)
	$83,731	$86,304
Other assets:
Deferred tax assets	$92,833	$84,651
Trading investments for deferred compensation plan	20,645	17,748
Investments in privately held companies	13,283	12,448
Other assets	4,804	5,908
	$131,565	$120,755

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2018 (in thousands):

	September 30, 2018	March 31, 2018
Accrued and other current liabilities:
Accrued personnel expenses	$80,554	$82,330
Accrued revenue reserve from returns (1)	38,359	—
Accrued customer marketing, pricing and incentive programs (1)	173,992	71,962
Warranty accrual	18,470	16,279
Employee benefit plan obligation	2,243	1,763
Income taxes payable	5,741	4,354
Other current liabilities	115,256	105,044
	$434,615	$281,732
Other non-current liabilities:
Warranty accrual	$13,284	$11,294
Obligation for deferred compensation plan	20,645	17,748
Employee benefit plan obligation	40,857	42,434
Deferred tax liability	1,980	1,980
Other non-current liabilities	7,642	8,468
	$84,408	$81,924

(1) Certain allowances for sales return and certain other Customer Programs were included within accounts receivable, net balance as of March 31, 2018. Upon adoption of Topic 606, such balances are presented as accrued revenue reserve from returns and accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities, and as return assets included in other current assets, respectively, on the condensed consolidated balance sheet as of September 30, 2018. Refer to Note 1 to the condensed consolidated financial statements for more information.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2018			March 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$304,627	$—	$—	$492,535	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$4,252	$—	$—	$2,881	$—	$—
Mutual funds	16,393	—	—	14,867	—	—
Total of trading investments for deferred compensation plan	$20,645	$—	$—	$17,748	$—	$—

Currency exchange derivative assets included in other current assets	$—	$244	$—	$—	$—	$—

Liabilities:
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$50	$—	$—	$34	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $20.6 million and $17.7 million, as of September 30, 2018 and March 31, 2018, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains (losses) related to trading securities for the three and six months ended September 30, 2018 and 2017 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Non-marketable Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with carrying value of $5.8 million and $5.1 million as of September 30, 2018 and March 31, 2018, respectively.

In addition, the Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of September 30, 2018 and March 31, 2018 was $7.5 million and $7.3 million, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three and six months ended September 30, 2018 or 2017.

Note 8 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018.

The fair values of the Company’s derivative instruments were not material as of September 30, 2018 or March 31, 2018. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2018	2017
Cash flow hedges	$298	$(2,140)	$218	$2,596

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2018	2017
Cash flow hedges	$485	$(5,349)	$3,069	$3,129

Upon adoption of ASU 2017-12, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows.  Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $89.1 million as of September 30, 2018. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. The Company had $0.3 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2018 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2018 and March 31, 2018 were $71.5 million and $47.2 million, respectively. Open forward and swap contracts outstanding as of September 30, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2018 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2018 (in thousands):

As of March 31, 2018	$275,451
Acquisition (Note 2)	71,116
Currency translation	(19)
As of September 30, 2018	$346,548
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,370	$(11,199)	$25,171	$23,870	$(9,482)	$14,388
Developed technology	95,207	(55,722)	39,485	77,175	(50,755)	26,420
Customer contracts/relationships	82,310	(16,428)	65,882	59,510	(12,771)	46,739
Total	$213,887	$(83,349)	$130,538	$160,555	$(73,008)	$87,547

Note 10 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $79.3 million as of September 30, 2018. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2018, the Company had outstanding bank guarantees of $26.3 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2018 or March 31, 2018.

Note 11 — Commitments and Contingencies

Product Warranties

All of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. The Company’s warranty doesn’t provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.

Changes in the Company’s warranty liability for the three and six months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Beginning of the period	$28,853	$22,056	$27,573	$21,911
Assumed from business acquisition	351	1,230	351	1,230
Provision	11,020	5,414	19,320	9,715
Settlements	(8,330)	(4,611)	(14,882)	(9,179)
Currency translation	(140)	260	(608)	672
End of the period	$31,754	$24,349	$31,754	$24,349

Guarantees

Logitech Europe S.A., one of the Company's wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of September 30, 2018, the maximum amount of this guarantee was $3.8 million, of which $1.5 million of guaranteed purchase obligations were outstanding.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2018, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2018, $200.0 million is still available for repurchase under the 2017 buyback program.

Cash Dividend on Shares of Common

During the three and six months ended September 30, 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per common share, totaling $114.0 million on the Company's outstanding common stock. During the three and six months ended September 30, 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on the Company's outstanding common stock.

Any future dividends will be subject to the approval of the Company's shareholders.

Additional Authorized and Conditional Shares

The Company has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital for financing purposes, representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. During the 2018 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 34,621,324 shares of the Company until September 5, 2020.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2018	$(83,848)	$(6,398)	$(3,209)	$(93,455)
Other comprehensive income (loss)	(7,826)	(41)	3,554	(4,313)
September 30, 2018	$(91,674)	$(6,439)	$345	$(97,768)

(1)        Tax effect was not significant as of September 30 or March 31, 2018.

Note 13 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as net sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, change in fair value of contingent consideration from business acquisition, or gain (loss) from investments in privately held companies.

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Pointing Devices	$128,337	$123,643	$256,127	$245,717
Keyboards & Combos	131,872	119,200	260,094	235,313
PC Webcams	28,221	27,466	57,895	53,091
Tablet & Other Accessories	36,710	30,784	69,146	54,002
Video Collaboration	57,176	46,139	115,968	81,756
Mobile Speakers	77,100	90,548	111,427	153,466
Audio & Wearables	61,560	62,445	113,714	112,647
Gaming	160,792	113,722	296,818	191,430
Smart Home	9,241	18,323	18,252	34,789
Other (1)	137	200	185	205
Total net sales	$691,146	$632,470	$1,299,626	$1,162,416

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Americas	$283,714	$261,993	$560,642	$507,393
EMEA	218,300	218,323	378,932	368,914
Asia Pacific	189,132	152,154	360,052	286,109
Total net sales	$691,146	$632,470	$1,299,626	$1,162,416

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated net sales for each of the periods presented herein. China represented more than 10% of the total consolidated net sales for the three and six months ended September 30, 2018. No other countries represented 10% or more of the Company’s total consolidated net sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 4% and 3% of the Company's total consolidated net sales for the three and six months ended September 30, 2018, respectively, and 2% for each of the three and six months ended September 30, 2017.

Two customer groups of the Company each represented more than 10% of the total consolidated net sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	September 30, 2018	March 31, 2018
Americas	$33,508	$35,404
EMEA	4,327	4,690
Asia Pacific	45,896	46,210
Total property, plant and equipment, net	$83,731	$86,304

Property, plant and equipment, net in the United States and China were $33.5 million and $38.2 million, respectively, as of September 30, 2018, and $35.3 million and $37.9 million, respectively, as of March 31, 2018. No other countries represented more than 10% of the Company’s total consolidated property, plant and equipment, net as of September 30, 2018 or March 31, 2018. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $1.6 million and $1.9 million as of September 30, 2018 and March 31, 2018, respectively.

Note 14 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved to allow additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $10.0 million was recognized during the first half of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations, and the accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially complete this restructuring within the next six to nine months.

The following table summarizes restructuring related activities during the three and six months ended September 30, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	7,907
Charges	119
Cash payments	(1,945)
Accrual balance at September 30, 2018	$6,081

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, resolution of our North American distribution center issues, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, the impact of the Tax Cuts and Jobs Act on our overall effective income tax rate, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Ultimate Ears, Jaybird, Blue Microphones, Logitech G and ASTRO Gaming.

Our products participate in five large markets that all have growth opportunities: Gaming, Video Collaboration, Smart Home, Music, and Creativity & Productivity. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
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
On August 21, 2018 (the "Acquisition Date"), we acquired all equity interests in Blue Microphones Holding Corporation ("Blue Microphones") for a total consideration of $134.9 million in cash (the "Blue Microphones Acquisition"), which includes a working capital adjustment and repayment of a debt on behalf of Blue Microphones. Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition is consistent with Logitech's merger and acquisition strategy and will supplement the Company's portfolio opportunities. For the three months ended September 30, 2018, Blue Microphones contributed one percentage point of the net sales growth rate.

Summary of Financial Results

Our net sales for the three and six months ended September 30, 2018 increased 9% and 12%, respectively, compared to the three and six months ended September 30, 2017, mainly due to stronger net sales in the Americas and Asia Pacific.

Our net sales for the three months ended September 30, 2018 increased 8% and 24% in the Americas and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our net sales for the three months ended September 30, 2018 in EMEA remained flat, compared to the same period of the prior fiscal year. Our net sales for the six months ended September 30, 2018 increased 10%, 3% and 26% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

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

Our gross margin for the three months ended September 30, 2018 increased 110 basis points to 37.1% from 36.0% for the three months ended September 30, 2017. Our gross margin benefited from a one-time tariff duty refund of approximately $7.1 million, favorable exchange rates, cost reduction efforts and product mix, partially offset by unfavorable impact from adoption of ASC 606, increase in spending in Customer Programs to support our growth, as well as U.S. tariffs implemented in July 2018 for certain of our products imported into the United States.

Our gross margin for the six months ended September 30, 2018 increased 60 basis points to 36.9% from 36.3% for the six months ended September 30, 2017 as a result of a one-time tariff duty refund of approximately $7.1 million, and a one-time benefit from a legal settlement with our prior distribution center supplier in the Americas, as well as favorable exchange rates and cost reduction efforts. Those benefits were partially offset by unfavorable impact from adoption of ASC 606 and increase in spending in Customer Programs.

We have various initiatives being implemented to mitigate the impact of recently implemented and announced U.S. tariffs, such as product reclassifications, tactical inventory pull-ins, supply chain or production shifts, and potential pricing adjustments. As some of these mitigating initiatives take time to implement, there could be an adverse impact to our gross margin in the future periods as we adjust to tariffs and other trade restrictions.

Operating expenses for the three months ended September 30, 2018 were $191.0 million, or 27.6% of net sales, compared to $168.8 million, or 26.7% of net sales, in the same period of the prior fiscal year. Operating expenses for the six months ended September 30, 2018 were $382.5 million, or 29.4% of net sales, compared to $331.0 million, or 28.5% of net sales, in the same period of the prior fiscal year. The increase in operating expenses for the three months ended September 30, 2018 was primarily driven by $8.8 million higher advertising and marketing expenses to support our new product introductions, $5.2 million higher personnel-related cost due to additional headcount from business acquisition and increased performance based variable compensation, and $3.0 million from the prior year's credit for change in fair value of contingent consideration from an acquisition. The increase in operating expenses for the six months ended September 30, 2018 was primarily driven by $32.2 million higher personnel-related cost due to restructuring charges in the current period, increased performance based variable compensation and additional headcount from business acquisitions, $9.6 million higher advertising and marketing expenses to support our new product introduction,and $4.9 million from the prior year's credit for change in fair value of contingent consideration from an acquisition.

Net income for the three and six months ended September 30, 2018 was $64.2 million and $102.6 million, compared to $56.4 million and $93.4 million for the three and six months ended September 30, 2017.

Trends in Our Business

Our strategy focuses on five large multi-category markets, including Gaming, Video Collaboration, Music, Smart Home and Creativity & Productivity. We see opportunities to deliver growth in all these markets.

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
Music: The music market grew during fiscal year 2018, driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories and the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing with slower growth. While we continue to introduce new products for improved experiences, we're adjusting our investments to match the slower market growth outlook. With Blue Microphones, we are also strengthening our portfolio in adjacent categories, such as the microphones market.
Smart Home: This market grew in fiscal year 2018 due to the integration of Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Google Home device. Through Harmony, Alexa can turn on/off and control a TV and AV system. While the market so far in fiscal year 2019 has slowed due to more difficult comparisons, we continue to see various long-term opportunities in the broader smart home market. Accordingly, we will be prudent in how we deploy our resources in the near term.
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

Other than the recent accounting pronouncement adoptions discussed below and Summary of Significant Accounting Policies discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in the Company’s significant accounting policies during the six months ended September 30, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Adoption of New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under ASC 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, we adopted the new standard and all related amendments using the modified retrospective method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

Refer to Note 1 to the condensed consolidated financial statements for further details of the impact of adoption of Topic 606.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory. We adopted this standard effective April 1, 2018 on a modified retrospective basis, and the adoption of ASU 2016-16 did not have a material impact on our condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard effective April 1, 2018 utilizing the retrospective transition method to each period presented, and the adoption of ASU 2016-18 did not have an impact on our condensed consolidated financial statements as we did not have restricted cash for either periods presented.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. We adopted this standard effective April 1, 2018, and the adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the periods in the current year, the adoption of ASU 2017-07 did not have an impact on our condensed consolidated financial statements. The impact to the comparative period was immaterial and therefore prior period statements of operations was not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. We adopted this standard effective April 1, 2018, and the adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements. In accordance with ASU 2017-12, we have started presenting the earnings impact from forward points in cost of goods sold line item, which is used to present the earnings impact of the hedged item.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended September 30, 2018, 51% of our net sales were denominated in currencies other than the U.S. Dollar.

Results of Operations
Net Sales
Our net sales in the three and six months ended September 30, 2018 increased 9% and 12%, respectively, compared to the same periods of the prior fiscal year. Sales increased in the Americas and Asia Pacific during the three and six months ended September 30, 2018. If currency exchange rates had been constant in the three and six months ended September 30, 2018 and 2017, our constant dollar sales growth rates would have been 10% and 11%, respectively. We grew double digits in our Gaming, Video Collaboration, Keyboards & Combos, and Tablets and Other Accessories. Sales for Mobile Speaker and Smart Home declined across the regions. The adoption of Topic 606 lowered the net sales for the three or six months ended September 30, 2018 by $4.9 million and $5.1 million, respectively.

Net Sales by Region

The following table presents the change in net sales by region for the three and six months ended September 30, 2018, compared with the three and six months ended September 30, 2017:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Americas	8%	10%	9%	11%
EMEA	—%	3%	1%	1%
Asia Pacific	24%	26%	26%	25%

Americas:

The increases in net sales in our Americas region for the three-month period presented above was primarily driven by growth in Gaming, Keyboards and Combos, Video Collaboration and Pointing Devices, partially offset by a decline in sales for Mobile Speakers and Smart Home. The increases in net sales in our Americas region for the six-month period presented above was primarily driven by the same categories. In addition, Tablets and Other Accessories and PC Webcams also contributed to the increase for the six-month period.

EMEA:

The net sales in our EMEA region remained flat for the three-month period presented above. The net sales in our EMEA region increased 3% for the six-month period presented above, which was primarily driven by growth in Gaming, Tablets and Other Accessories and Video Collaboration, partially offset by a decline in sales for Mobile Speakers and Smart Home.

Asia Pacific:

The growth in our Asia Pacific region during both periods presented above were primarily driven by growth in Gaming, Keyboards and Combos, Video Collaboration, Pointing Devices and Mobile Speakers.

Net Sales by Product Categories

Net sales by product category for the three and six months ended September 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Pointing Devices	$128,337	$123,643	4%	$256,127	$245,717	4%
Keyboards & Combos	131,872	119,200	11	260,094	235,313	11
PC Webcams	28,221	27,466	3	57,895	53,091	9
Tablet & Other Accessories	36,710	30,784	19	69,146	54,002	28
Video Collaboration	57,176	46,139	24	115,968	81,756	42
Mobile Speakers	77,100	90,548	(15)	111,427	153,466	(27)
Audio & Wearables	61,560	62,445	(1)	113,714	112,647	1
Gaming	160,792	113,722	41	296,818	191,430	55
Smart Home	9,241	18,323	(50)	18,252	34,789	(48)
Other (1)	137	200	(32)	185	205	(10)
Total net sales	$691,146	$632,470	9	$1,299,626	$1,162,416	12

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.
Net Sales by Product Categories

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices increased 4% in the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales for cordless mice, such as M280 Wireless Mouse, M510 Wireless Mouse, and MX Master 2S Wireless Mouse. MX Vertical Wireless Mouse introduced in the second quarter of fiscal year 2018 also contributed to the sales increase for both periods.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos increased 11% in the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by an increase in sales of cordless keyboards and combos, mainly from the introductions of MK540 Wireless Keyboard Mouse Combo in the fourth quarter of fiscal year 2018 and MK545 Wireless Keyboard Mouse Combo in the first quarter of fiscal year 2019, and increases in sales of MK270 Wireless Combo and MK235 Wireless Combo.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales increased 3% and 9% in the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by increases in sales for our HD Pro Webcam C920 and 1080P Pro Stream Webcam.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Net sales of Tablet & Other Accessories products increased 19% and 28% in the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by the introductions of our education-based Rugged Combo 2 in the first quarter of fiscal year 2019, our Slim Folio keyboard cases in the second quarter of fiscal year 2019, Slim Combo keyboard cases in the third quarter of fiscal year 2018, and Crayon (a digital pencil) and POWERED (a wireless charging dock for iPhone) in the second quarter of fiscal year 2019.

Video Collaboration market:

Video Collaboration

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect any-sized user groups.

Net sales of Video Collaboration products increased 24% and 42% in the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales for our Meetup video conference camera, PTZ Pro 2 group camera, and high-end business webcams.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Net sales of Mobile Speakers decreased 15% and 27% for the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily due to a decline in sales for our Ultimate Ears Megaboom, Boom 2, and Wonderboom mobile speakers. The decreases were partially offset by sales from the introduction of our Ultimate Ears Megaboom 3 and Boom 3 mobile speakers in the second quarter of fiscal year 2019.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables net sales decreased 1% for the three months ended and increased 1% for the six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of PC speakers and Jaybird products, partially offset by the sales from Blue Microphones products as a result of our business acquisition (refer to Note 2 to the condensed consolidated financial statements). The increase for the six-month period was driven by a sales increase for our corded headsets, Revol Custom Fit Earbuds, and sales from Blue Microphones products, partially offset by a decrease in sales of PC speakers and Jaybird products.

Gaming market:

Gaming

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.

Gaming net sales increased 41% and 55% for the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The significant increases for both periods were primarily driven by the strong performance of the ASTRO console gaming headsets - which benefited from the growing gaming market, growth in eSports, expansions in new channels and regions, and expansion in product portfolios - as well as the continued success for our gaming mice and PC gaming headsets. The increases for the six-month period, and to a lesser extent for the three-month period, were also driven by the fact that the acquisition of ASTRO closed on August 11, 2017, in the middle of our fiscal year 2018 second quarter, resulting in a partial comparative period impact.

Smart Home market:

Smart Home

Our Smart Home category includes our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home net sales decreased 50% and 48% during the three and six months ended September 30, 2018, respectively, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily due to a decline in sales for our Harmony remotes and home video products.

Gross Profit

Gross profit for the three and six months ended September 30, 2018 and 2017 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$691,146	$632,470	9%	$1,299,626	$1,162,416	12%
Gross profit	$256,117	$227,737	12	$480,054	$421,405	14
Gross margin	37.1%	36.0%		36.9%	36.3%

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

Operating Expenses

Operating expenses for the three and six months ended September 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Marketing and selling	$121,801	$107,386	$236,385	$209,764
% of net sales	17.6%	17.0%	18.2%	18.0%
Research and development	39,542	36,647	78,529	71,746
% of net sales	5.7%	5.8%	6.0%	6.2%
General and administrative	25,206	25,266	50,679	50,675
% of net sales	3.6%	4.0%	3.9%	4.4%
Amortization of intangible assets and acquisition-related costs	4,317	2,491	6,838	3,881
% of net sales	0.6%	0.4%	0.5%	0.3%
Change in fair value of contingent consideration for business acquisition	—	(2,930)	—	(4,908)
% of net sales	—%	(0.5)%	—%	(0.4)%
Restructuring charges (credits), net	119	(61)	10,040	(116)
% of net sales	—%	—%	0.8%	—%
Total operating expenses	$190,985	$168,799	$382,471	$331,042
% of net sales	27.6%	26.7%	29.4%	28.5%

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three and six months ended September 30, 2018, marketing and selling expenses increased $14.4 million and $26.6 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher advertising and marketing expenses to support our new products, and higher personnel-related costs due to increased headcount and increased performance based variable compensation.

 Research and Development

Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2018, research and development expenses increased $2.9 million and $6.8 million, respectively, compared to the same periods in the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount from business acquisitions and increased performance based variable compensation, and higher investment in new product developments.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal functions.

During the three and six months ended September 30, 2018, general and administrative expenses remained relatively flat, compared to the same periods in the prior fiscal year.

Amortization of Intangibles and Acquisition-Related Costs

Amortization of intangibles and acquisition-related costs during the three and six months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$2,861	$1,750	$5,382	$2,839
Acquisition-related costs	1,456	741	1,456	1,042
Total	$4,317	$2,491	$6,838	$3,881

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. The increases in amortization of intangible assets during the three and six months ended September 30, 2018 compared with the same periods of the prior fiscal year were primarily driven by the acquisition of ASTRO in the second quarter of fiscal year 2018 and the acquisition of Blue Microphones in the second quarter of fiscal year 2019. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

There was no contingent consideration for business acquisition during the three and six months ended September 30, 2018. The decrease in fair value of contingent consideration during the three months ended September 30, 2017 was primarily due to the agreement we reached with the sellers of Jaybird LLC, the company we acquired in April 2016. During the six months ended September 30, 2017, the fair value of the contingent consideration decreased $4.9 million due to the agreement reached with the sellers of Jaybird LLC and lower-than-expected net sales of Jaybird products, partially offset by the change in the time value of money.

Restructuring Charges

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support the long-term growth opportunities. In July, 2018, our Board of Directors approved to allow additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $10.0 million was recognized during the first half of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations. We expect to substantially complete this restructuring within the next six to nine months.

The following table summarizes restructuring related activities during the three and six months ended September 30, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	7,907
Charges	119
Cash payments	(1,945)
Accrual balance at September 30, 2018	$6,081

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Provision for (benefit from) income taxes	$6,203	$4,087	$986	$(1,349)
Effective income tax rate	8.8%	6.8%	1.0%	(1.5)%

We have not adjusted the net provisional charge from remeasuring deferred tax assets related to the Tax Act in the United States in fiscal year 2018. We continue to refine the estimate based on ongoing analysis and available information and interpretations through the third quarter of fiscal year 2019.

The changes in the effective income tax rate for the three and six months ended September 30, 2018, compared to the three and six months ended September 30, 2017, were primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and less excess tax benefits recognized in the United States in the three and six months ended September 30, 2018. We recognized excess tax benefits of $0.7 million and $9.0 million, respectively, at 21% federal corporate income tax rate post the Tax Act in the three and six months ended September 30, 2018. In the same periods in fiscal year 2018, we recognized $1.1 million and $11.0 million of excess tax benefits, respectively, at 35% federal corporate income tax rate after adoption of ASU 2016-09. In the three and six months ended September 30, 2018, there were discrete tax benefits of $0.5 million and $1.4 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended September 30, 2017, the tax benefits from reversal of uncertain tax positions from the expiration of statutes of limitations were $0.7 million and $1.3 million, respectively.

As of September 30, 2018 and March 31, 2018, the total amounts of unrecognized tax benefits due to uncertain tax positions were $70.4 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $425.0 million, compared to $641.9 million as of March 31, 2018. As of September 30, 2018, 62% of the cash and cash equivalents was held in Switzerland, 18% held in Hong Kong and China and 9% held in the United Kingdom. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the six months ended September 30, 2018, was primarily due to the Blue Microphones Acquisition ("Note 2 - Business Acquisition" to the condensed consolidated financial statements), payment of cash dividends, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and the purchases of our shares, partially offset by proceeds from exercises of stock options and purchase rights and net cash provided by operating activities.

As of September 30, 2018, our working capital was $438.6 million, compared to $597.4 million as of March 31, 2018. The decrease was primarily driven by higher accounts payable, higher accruals, lower cash and cash equivalents offset by higher accounts receivable, net and inventories. Our working capital was $445.5 million as of September 30, 2017.

We had several uncommitted, unsecured bank lines of credit aggregating $79.3 million as of September 30, 2018. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2018, we had outstanding bank guarantees of $26.3 million under these lines of credit.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$97,220	$67,500
Net cash used in investing activities	(153,815)	(109,202)
Net cash used in financing activities	(151,245)	(108,636)
Effect of exchange rate changes on cash and cash equivalents	(9,157)	1,653
Net decrease in cash and cash equivalents	$(216,997)	$(148,685)

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2018 and 2017 (Dollars in thousands):

	As of September 30,
	2018	2017
Accounts receivable, net	$459,689	$277,839
Accounts payable	$440,564	$386,963
Inventories	$358,774	$330,422

	Three Months Ended September 30,
	2018	2017
Days sales in accounts receivable (“DSO”) (Days) (1)	60	40
Days accounts payable outstanding (“DPO”) (Days) (2)	91	86
Inventory turnover (“ITO”) (x)(3)	4.9	4.9

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

DSO for the three months ended September 30, 2018 increased by 20 days to 60 days, as compared to 40 days for the same period of the prior fiscal year. The adoption of Topic 606 negatively impacted our DSO for the three months ended September 30, 2018 by 18 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing or financing activities. Refer to Note 1 to the condensed consolidated financial statements for the details of the adoption impact of Topic 606. Timing of sales and customer payments also drove the increase in DSO.

DPO for the three months ended September 30, 2018 increased five days, compared to the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended September 30, 2018 remained constant, compared to the same period of the prior fiscal year.

Certain of the our products are subject to the increased tariff duty effective September 24, 2018, which did not have material impact to our condensed consolidated financial statements as of September 30, 2018 and for the period then ended.

If we are not successful in launching and phasing in our new products, or market competition increases during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the six months ended September 30, 2018, we generated $97.2 million cash in operating activities. Our main sources of operating cash flows were from net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from changes in operating assets and liabilities. The increases in accounts receivable, net, excluding the impact from the adoption of Topic 606 at adoption date were primarily due to higher business volumes, timing of sales and customer payments. The increases in inventories were primarily driven by increased sales expectation for the holidays in the third quarter, and higher inventory balances to support tariff impact mitigation. We strategically invested in our inventory ahead of the recent tariff implementation. The increases in accounts payable were primarily driven by the higher inventory purchases and timing of payment. The increases in accrued and current liabilities were primarily driven by higher sales reserve liability due to higher business volumes.

Net cash used in investing activities was $153.8 million, primarily due to $133.8 million payment of the net cash purchase price for the Blue Microphones Acquisition and $18.4 million of purchases of property, plant and equipment.

Our expenditures for property, plant and equipment during the six months ended September 30, 2018 increased by $1.2 million, compared to the same period of the prior fiscal year, mainly due to the higher amount of tooling purchases.

Net cash used in financing activities was $151.2 million, primarily for the $114.0 million payment of cash dividend, $19.9 million in repurchases of our registered shares, and $27.4 million tax withholdings related to net share settlements of restricted stock units, partially offset by $10.0 million in proceeds received from exercises of stock options and purchase rights.

During the six months ended September 30, 2018, there was a $9.2 million loss from currency exchange rate effect on cash and cash equivalents, compared to a gain of $1.7 million during the same period of the prior fiscal year. The loss from currency exchange rate effect during the six months ended September 30, 2018 was primarily due to the weakening of the Euro, Chinese Renmibi, Brazilian Real, and Japanese Yen against the U.S. Dollar by 6%, 9%, 18% and 6%, respectively, during the period. The gain from currency translation exchange effect during the six months ended September 30, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 10% during the period.

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

In fiscal year 2019, we paid a cash dividend of CHF 110.7 million (U.S. Dollar amount of $114.0 million) out of retained earnings. In fiscal year 2018, we paid a cash dividend of CHF100.0 million (U.S. Dollar amount of $104.2 million) out of retained earnings. Any future dividends will be subject to the approval of our shareholders.

In March 2017, our Board of Directors approved 2017 share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2018, $200.0 million is still available for repurchase under the 2017 share buyback program.

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

Purchase Commitments

As of September 30, 2018, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers' purchase obligations. As of September 30, 2018, the maximum amount of this guarantee was $3.8 million, of which $1.5 million of guaranteed purchase obligations were outstanding.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2018, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar, Taiwan New Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended September 30, 2018, approximately 51% of our sales were in non-U.S. denominated currencies, with 24% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compare to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar becomes stronger or weaker in comparison to other currencies, this will affect our results of operations in future periods. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of September 30, 2018. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Australian Dollar	$25,460	$(2,315)	$2,829
U.S. Dollar	Canadian Dollar	20,167	(1,833)	2,241
U.S. Dollar	Singapore Dollar	(17,397)	1,582	(1,933)
U.S. Dollar	Taiwanese Dollar	(13,584)	1,235	(1,509)
U.S. Dollar	Mexican Peso	11,067	(1,006)	1,230
U.S. Dollar	Brazilian Real	10,086	(917)	1,121
U.S. Dollar	Chinese Renminbi	(7,804)	709	(867)
U.S. Dollar	Japanese Yen	6,944	(631)	772
U.S. Dollar	Swiss Franc	2,843	(258)	316
Euro	Swedish Krona	(2,837)	258	(315)
Euro	Croatian Kuna	1,450	(132)	161
Euro	British Pound	1,295	(118)	144
Euro	U.S. Dollar	1,295	(118)	144
Euro	Russian Ruble	(1,235)	112	(137)
U.S. Dollar	Korean Wan	(1,223)	111	(136)
U.S. Dollar	Indian Rupee	(1,087)	99	(121)
U.S. Dollar	Russian Ruble	1,005	(91)	112
Euro	Norwegian Kroner	(997)	91	(111)
Euro	Polish Zloty	(943)	86	(105)
Euro	Arab Emirates Dirham	(913)	83	(101)
U.S. Dollar	Swedish Krona	(833)	76	(93)
U.S. Dollar	Norwegian Kroner	594	(54)	66
U.S. Dollar	Hong Kong Dollar	(502)	46	(56)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi. As of September 30, 2018, net liabilities held in CNY totaled $7.8 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of September 30, 2018, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $89.1 million. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. Deferred realized and unrealized gain and loss was not material as of September 30, 2018.

We also enter into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of September 30, 2018 and March 31, 2018 relating to foreign currency receivables or payables were $71.5 million and $47.2 million, respectively. Open forward and swap contracts as of September 30, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech's management, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and the CFO, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
Our sales are impacted by consumer demand and current and future global economic and political conditions, including trade restrictions and tariffs, and can, therefore, fluctuate abruptly and significantly during periods of uncertain economic conditions or geographic distress, as well as from shifts in distributor inventory practices and consumer buying patterns.

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

Our product categories are characterized by short product life cycles, intense competition, frequent new product introductions, rapidly changing technology, dynamic consumer demand and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process also can be lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not be competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

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

Video Collaboration. While we view the small and medium sized user groups opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we and our competitors are developing. If the market opportunity proves to be sustainable, we expect increased competition from established competitors in the video conferencing market as well as from new entrants who are gaining traction as the industry comes to accept new technology and new solutions.

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

Each of these growth categories and many of the growth opportunities that we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, commoditization, and sensitivity to general economic conditions and cyclical downturns. The growth opportunities and strength and number of competitors that we face in all of our product categories means that we are at risk of new competitors coming to market with more innovative products that are more attractive to customers than ours or priced more competitively. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to our many competitors and to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

The peripherals industry is intensely competitive. Most of our product categories are characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail markets. Many of our competitors have broad product portfolios across several of our product categories and are able to use the strength of their brands to move into adjacent categories. Our competitors have the ability to bring new products to market quickly and at competitive prices. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our revenues and operating margins.

In recent years, we have expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony Corporation, Samsung and others, have greater financial, technical, sales, marketing and other resources than we have.

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

Gaming

Competitors for our Gaming products include Razer USA, Corsair, SteelSeries, Turtle Beach and Kingston, among others.

Video Collaboration

Our competitors for Video Collaboration products are numerous across various categories with many new entrants. Competitors include Cisco Systems, Plantronics/Polycom, AVer Information, Yamaha, Yealink, Panacast, Crestron, Lenovo, and OWLLabs, among others.

Music

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, Harman (owned by Samsung) and Beats (owned by Apple) among others. Harman is our largest competitor. Apple's ownership of Beats may impact our access to shelf space in Apple retail stores and adversely impact our ability to succeed in this important growth market. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home and Apple HomePod also compete with our products. Amazon is also a significant distributor of our products.

Audio & Wearables. In the PC speakers category, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs. In the PC headset business, we face numerous competitors, including Plantronics, GN Netcom, Microsoft, Cisco Systems, Sennheiser, Yealink and Streamline among others. In-ear headphones competitors include Beats, Bose, Apple, Sennheiser, and others. In the microphone business, our competitors include Audio-Technica, Shure, Samson, Rode and MXL, among others.

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
Competition in the home control market also exists in form of home automation platforms such as Smart Things (owned by Samsung), Amazon with their Echo product, Google Home and Nest (owned by Alphabet), Wink and many other startups. Many of these companies also integrate their products with Logitech's smart home and Harmony remote products.
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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, we acquired Saitek to expand into the gaming simulation and controller markets, and we acquired Blue Microphones to expand into the microphones market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million non-cash goodwill impairment charge in fiscal year 2015 related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in our manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended September 30, 2018, approximately 51% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the Canton of Vaud in Switzerland and our effective income tax rate benefits from a longstanding ruling from the Canton of Vaud. The tax rules in Switzerland are expected to change in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development and that could have an adverse effect on our tax ruling and effective income tax rate. These changes continue to progress through Switzerland legislative process. Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or changes in our tax ruling from the Canton of Vaud, could result in a higher effective income tax rate on our worldwide earnings and such change could adversely affect our net income.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
July 1, 2018 to July 27, 2018	132	44.58	—	$203,971
Month 2
July 28, 2018 to August 31, 2018	18	45.95	—	203,139
Month 3
September 1, 2018 to September 28, 2018	68	44.43	—	199,989
Total	218	44.64	—	$199,989
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

2.1	***
Stock Purchase Agreement, dated as of July 30, 2018, by and among Blue Microphones Holding Corporation, Riverside Micro-Cap Fund II, L.P., the other stockholders of Blue Microphones Holding Corporation, the optionholders of Blue Microphones Holding Corporation, Logitech Europe S.A. and, for purposes of Section 10.11 of the Stock Purchase Agreement only, Logitech Inc.

10.1	**	Representative form of restricted stock unit agreement (non-employee directors) under the Logitech International S.A. 2006 Stock Incentive Plan.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

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

LOGITECH INTERNATIONAL S.A.

October 25, 2018	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

October 25, 2018	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer