Form 10-Q
period 2018-12-31
LOGITECH INTERNATIONAL SA
filed 2019-01-24
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

As of January 9, 2019, there were 165,751,602 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2019 ended on December 28, 2018. The same quarter in the prior fiscal year ended on December 29, 2017. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.

Our Internet website and the information contained, incorporated or referenced therein do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$864,388	$812,021	$2,164,014	$1,974,437
Cost of goods sold	535,707	533,631	1,349,941	1,271,127
Amortization of intangible assets and purchase accounting effect on inventory	4,699	2,789	10,037	6,304
Gross profit	323,982	275,601	804,036	697,006

Operating expenses:
Marketing and selling	132,250	116,153	368,635	325,917
Research and development	40,591	34,398	119,120	106,144
General and administrative	24,496	22,291	75,175	72,966
Amortization of intangible assets and acquisition-related costs	3,539	2,496	10,377	6,377
Change in fair value of contingent consideration for business acquisition	—	—	—	(4,908)
Restructuring charges (credits), net	(278)	—	9,762	(116)
Total operating expenses	200,598	175,338	583,069	506,380

Operating income	123,384	100,263	220,967	190,626
Interest income	1,482	874	5,709	3,097
Other expense, net	(2,747)	(324)	(929)	(894)
Income before income taxes	122,119	100,813	225,747	192,829
Provision for income taxes	9,309	20,040	10,295	18,691
Net income	$112,810	$80,773	$215,452	$174,138

Net income per share:
Basic	$0.68	$0.49	$1.30	$1.06
Diluted	$0.67	$0.48	$1.28	$1.03

Weighted average shares used to compute net income per share:
Basic	165,707	164,248	165,552	163,924
Diluted	168,907	169,079	168,966	168,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$112,810	$80,773	$215,452	$174,138
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	111	1,535	(7,715)	5,176
Reclassification of currency translation gain included in other expense, net	(537)	—	(537)	—
Defined benefit pension plans:
Net gain and prior service costs, net of taxes	10	479	108	859
Amortization included in other expense, net	(69)	51	(208)	153
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	575	(677)	1,060	(6,026)
Reclassification of hedging loss (gain) included in cost of goods sold	(615)	2,248	2,454	5,377
Other comprehensive income (loss)	(525)	3,636	(4,838)	5,539
Total comprehensive income	$112,285	$84,409	$210,614	$179,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$584,488	$641,947
Accounts receivable, net	484,204	214,885
Inventories	342,031	259,906
Other current assets	73,174	56,362
Total current assets	1,483,897	1,173,100
Non-current assets:
Property, plant and equipment, net	81,577	86,304
Goodwill	347,369	275,451
Other intangible assets, net	123,643	87,547
Other assets	129,287	120,755
Total assets	$2,165,773	$1,743,157
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$435,764	$293,988
Accrued and other current liabilities	478,632	281,732
Total current liabilities	914,396	575,720
Non-current liabilities:
Income taxes payable	36,245	34,956
Other non-current liabilities	83,044	81,924
Total liabilities	1,033,685	692,600
Commitments and contingencies (Note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31 and March 31, 2018
Additional shares that may be issued out of conditional capitals — 50,000 at December 31 and March 31, 2018
Additional shares that may be issued out of authorized capital — 34,621 at December 31, 2018 and none at March 31, 2018
Additional paid-in capital	42,250	47,234
Shares in treasury, at cost — 7,355 at December 31, 2018 and 8,527 at March 31, 2018	(164,932)	(165,686)
Retained earnings	1,322,915	1,232,316
Accumulated other comprehensive loss	(98,293)	(93,455)
Total shareholders’ equity	1,132,088	1,050,557
Total liabilities and shareholders’ equity	$2,165,773	$1,743,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$215,452	$174,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,655	30,218
Amortization of intangible assets	17,236	10,653
Gain on investments in privately held companies	(589)	(550)
Share-based compensation expense	37,163	33,239
Deferred income taxes	(9,722)	6,728
Change in fair value of contingent consideration for business acquisition	—	(4,908)
Other	(378)	7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(158,944)	(164,028)
Inventories	(69,163)	(5,692)
Other assets	(11,098)	(18,953)
Accounts payable	133,657	151,711
Accrued and other liabilities	87,174	43,521
Net cash provided by operating activities	273,443	256,084
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,304)	(27,593)
Investment in privately held companies	(2,542)	(880)
Acquisitions, net of cash acquired	(133,908)	(88,323)
Proceeds from return of investment in privately held companies	—	237
Purchases of short-term investments	(1,505)	(6,789)
Sales of short-term investments	—	6,789
Purchases of trading investments	(4,335)	(2,842)
Proceeds from sales of trading investments	4,838	3,209
Net cash used in investing activities	(165,756)	(116,192)
Cash flows from financing activities:
Payment of cash dividends	(113,971)	(104,248)
Payment of contingent consideration for business acquisition	—	(5,000)
Purchases of registered shares	(22,454)	(20,408)
Proceeds from exercises of stock options and purchase rights	10,135	30,947
Tax withholdings related to net share settlements of restricted stock units	(29,111)	(25,505)
Net cash used in financing activities	(155,401)	(124,214)
Effect of exchange rate changes on cash and cash equivalents	(9,745)	1,677
Net increase (decrease) in cash and cash equivalents	(57,459)	17,355
Cash and cash equivalents, beginning of the period	641,947	547,533
Cash and cash equivalents, end of the period	$584,488	$564,888
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,742	$5,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard	—	—	3,293	—	—	53,912	—	57,205
Total comprehensive income	—	—	—	—	—	174,138	5,539	179,677
Purchases of registered shares	—	—	—	581	(20,408)	—	—	(20,408)
Sales of shares upon exercise of stock options and purchase rights	—	—	15,958	(1,126)	14,989	—	—	30,947
Issuance of shares upon vesting of restricted stock units	—	—	(40,402)	(1,283)	14,897	—	—	(25,505)
Share-based compensation	—	—	33,457	—	—	—	—	33,457
Cash dividends ($0.63 per share)	—	—	—	—	—	(104,248)	—	(104,248)
December 31, 2017	173,106	$30,148	$38,902	8,899	$(164,559)	$1,197,912	$(95,167)	$1,007,236

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	215,452	(4,838)	210,614
Purchases of registered shares	—	—	—	532	(22,454)			(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	6,008	(317)	4,127	—	—	10,135
Issuance of shares upon vesting of restricted stock units	—	—	(48,192)	(1,387)	19,081	—	—	(29,111)
Share-based compensation	—	—	37,200	—	—	—	—	37,200
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
December 31, 2018	173,106	$30,148	$42,250	7,355	$(164,932)	$1,322,915	$(98,293)	$1,132,088

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any future periods.

Reclassification

Certain amounts from the comparative period in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and nine months ended December 31, 2018.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the nine months ended December 31, 2018 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Recent Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under Accounting Standards Codification ("ASC") 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, the Company adopted the new standard and all related amendments using the modified retrospective method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after March 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

As a result of the adoption of the new standard, the Company a) recorded a reduction to retained earnings as of April 1, 2018; and b) reclassified certain allowances for sales returns and certain other Customer Programs from accounts receivable, net to accrued and other current liabilities and other current assets.

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

Net Reduction to Retained Earnings as of April 1, 2018

•
Under Topic 605, accruals for certain Customer Programs were recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the customer. Under Topic 606, these programs qualify as variable consideration and are recorded as a reduction of the transaction price at contract inception based on the expected value method. The Company is required to estimate the accruals for these programs ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future.

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

Certain balances of allowances for sales return and accruals for Customer Programs which were accrued based on offers made to individual customers, met the right of offset criteria in accordance with ASC 210-20, "Balance Sheet (Topic 210)", and are still included within accounts receivable, net.

The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing, or financing activities.

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2018 and condensed consolidated balance sheet as of December 31, 2018 (in thousands):

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	As Reported Under Topic 606	If Reported Under Topic 605	Effect of Change	As Reported Under Topic 606	If Reported Under Topic 605	Effect of Change
Net sales	$864,388	$853,563	$10,825	$2,164,014	$2,158,267	$5,747

	As of December 31, 2018
	As Reported Under Topic 606	Balance Under Topic 605	Effect of Change
Accounts receivable, net	484,204	345,055	139,149
Other current assets	73,174	65,758	7,416
Accrued and other current liabilities	478,632	326,932	151,700
Retained earnings	1,322,915	1,328,050	(5,135)

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

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective April 1, 2018, utilizing the retrospective transition method to each period presented and the adoption of ASU 2016-18 did not have an impact on its condensed consolidated financial statements as the Company did not have any restricted cash for either period presented.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The Company adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the periods in fiscal year 2019, the adoption of ASU 2017-07 did not have an impact on the Company’s condensed consolidated financial statements. The impact to the comparative period was immaterial and therefore the prior period statements of operations was not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. The Company adopted this standard prospectively on April 1, 2018, and the adoption of ASU 2017-12 did not have a material impact on its condensed consolidated financial statements. In accordance with ASU 2017-12, the Company has started presenting the earnings impact from forward points in the cost of goods sold line item, which is used to present the earnings impact of the hedged item.

Recent Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "Topic 842"), which generally requires companies to recognize right-of-use assets and lease liabilities arising from operating and financing leases with terms longer than 12 months in the consolidated balance sheets. The Company will adopt the new guidance in the first quarter of fiscal year 2020 on a modified retrospective basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances in comparative periods. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to carry forward historical lease classification, for any expired or existing leases on the adoption date. Although the Company expects to record significant amounts of right-of-use assets and liabilities on its consolidated balance sheets, the Company is still evaluating the full impact that ASU 2016-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" ("ASU 2018-13"), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and will adopt the standard effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. ASU 2018-14 is effective for annual periods in fiscal years ending after December 15, 2020. Retrospective adoption is required and early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements and will adopt the standard effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements and will adopt the standard effective April 1, 2020.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or service in an amount that reflects the transaction price the Company expects to receive in exchange for those goods or services.

Substantially all revenue recognized by the Company relates to the contracts with customers to sell products that allow people to connect through music, gaming, video, computing, and other digital platforms. These products are hardware devices, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment. The Company’s contracts with its customers generally have a one year term. The Company applies the practical expedient of not disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of December 31, 2018 and March 31, 2018 was not material .

The Company normally requires payment from customers within thirty to sixty days from the invoice date. However, terms may vary by customer type, by country and by selling season. Extended payment terms are sometimes offered to a limited number of customers during the second and third fiscal quarters. The Company does not modify payment terms on existing receivables. The Company's contracts with customers do not include significant financing components as the period between the satisfaction of performance obligations and timing of payment are generally within one year.

The transaction price received by the Company from sales to its distributors, retail companies ("retailers"), and authorized resellers is calculated as selling price net of variable consideration which may include product returns, price protection, and the Company’s payments for Customer Programs related to current period product revenue. The estimated impact of these programs is recorded as a reduction of sales or as an operating expense if the Company receives a distinct good or service from the customer and can reasonably estimate the fair value of that good or service received. Certain Customer Programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage". The Company accounts for breakage as part of variable consideration, subject to constraint, and records the estimated impact in the same period when revenue is recognized at the expected value. Significant management judgments and estimates are used to determine the impact of the program and breakage in any accounting period.

The Company enters into cooperative marketing arrangements with many of its customers and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of the Company's products, or a fixed dollar amount for various marketing and incentive programs. The objective of these arrangements is to encourage advertising and promotional events to increase sales of the Company's products.

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

Cooperative marketing arrangements and customer incentive programs are considered variable consideration, which the Company estimates and records as a reduction to revenue at the time of sale based on negotiated terms, historical experiences, forecasted incentives, anticipated volume of future purchases, and inventory levels in the channel.

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

Product return rights vary by customer. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on an analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated returned asset value for impairment, and adjusts the value of the asset for any impairment. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the condensed consolidated balance sheets.

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

The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrued and other current liabilities on the condensed consolidated balance sheets.

As of December 31, 2018 and for the period then ended, and as of April 1, 2018, the Company did not have any material contract liabilities balances or changes.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the condensed consolidated statements of operations. As of December 31, 2018 and March 31, 2018, the Company did not have any material deferred contract costs.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the Company's customers' inability to make payments. The allowances are based on the Company's regular assessment of the financial condition of specific customers, as well as its historical experience with bad debts and customer deductions, receivables aging, current economic trends, geographic or country-specific risks and the financial condition of its distribution channels.

Note 2 — Business Acquisition

Blue Microphones Acquisition

On August 21, 2018 (the "Acquisition Date"), the Company acquired all equity interests in Blue Microphones Holding Corporation ("Blue Microphones") for a total consideration of $134.8 million in cash (the "Blue Microphones Acquisition"), which included a working capital adjustment and repayment of debt on behalf of Blue Microphones. The Company finalized the working capital adjustment in the third quarter of fiscal year 2019, which reduced the purchase price for Blue Microphones by a nominal amount.

Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition is consistent with Logitech's merger and acquisition strategy and will supplement the Company's portfolio in the microphones market.

Blue Microphones met the definition of a business, and therefore the acquisition is accounted for using the acquisition method. During the three months ended December 31, 2018, the Company identified and recorded an insignificant measurement period adjustment to the preliminary value assigned to goodwill.

The Company is still in the process of finalizing the valuation of identifiable intangible assets acquired and may revise its preliminary estimates of fair values during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date, and the value of goodwill resulting from the measurement period adjustments in the three months ended December 31, 2018 (in thousands):

Estimated Fair Value
Cash and cash equivalents	$1,110
Accounts receivable	10,979
Inventories	19,546
Other current assets	1,034
Property, plant and equipment	452
Intangible assets	53,267
Total identifiable assets acquired	$86,388
Accounts payable	(10,322)
Accrued liabilities	(13,186)
Other long-term liabilities	(45)
Net identifiable assets acquired	$62,835
Goodwill	71,940
Net assets acquired	$134,775

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Blue Microphones and is not deductible for tax purposes.

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by Blue Microphones immediately before the acquisition date is $1.8 million, which has been subsequently recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the condensed consolidated statements of operations upon the sale of the acquired inventory.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (Dollars in thousands):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$17,967	5.0
Customer relationships	22,800	10.0
Trade name	12,500	7.0
Total intangible assets acquired	$53,267	7.6

Intangible assets acquired as a result of the Blue Microphones Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $1.0 million and $1.2 million, respectively, during the three and nine months ended December 31, 2018 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the condensed consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $1.0 million and $1.4 million during the three and nine months ended December 31, 2018 is included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

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

The Company incurred acquisition-related costs for the Blue Microphones Acquisition of approximately $1.5 million during the nine months ended December 31, 2018. The acquisition-related costs are included in "amortization of intangible assets and acquisition-related costs" in the condensed consolidated statements of operations.

The Company included Blue Microphones' estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheet beginning on the Acquisition Date. The results of operations for Blue Microphones subsequent to the Acquisition Date have been included in, but are not material to, the Company's condensed consolidated statements of operations for the three and nine months ended December 31, 2018. Pro forma results of operations for the Blue Microphones Acquisition have not been presented because they are not material to the condensed consolidated statements of operations for the three and nine months ended December 31, 2018. Blue Microphones, the acquisition of which was closed on August 21, 2018, contributed $24.8 million and $32.5 million to net sales, representing approximately 3% and 2% of the net sales of the Company for the three and nine months ended December 31, 2018, respectively.

Note 3 — Net Income Per Share

The computations of basic and diluted net income per share for the Company were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$112,810	$80,773	$215,452	$174,138

Shares used in net income per share computation:
Weighted average shares outstanding - basic	165,707	164,248	165,552	163,924
Effect of potentially dilutive equivalent shares	3,200	4,831	3,414	4,908
Weighted average shares outstanding - diluted	168,907	169,079	168,966	168,832

Net income per share:
Basic	$0.68	$0.49	$1.30	$1.06
Diluted	$0.67	$0.48	$1.28	$1.03

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and ESPP totaling 1.3 million and 0.5 million for the three months ended December 31, 2018 and 2017, respectively, and 1.2 million and 1.1 million for the nine months ended December 31, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. Performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the contingency period.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2018, the Company offers the 2006 ESPP (2006 Employee Share Purchase Plan (Non-U.S.)), the 1996 ESPP (1996 Employee Share Purchase Plan (U.S.)), the 2006 Plan (2006 Stock Incentive Plan) and the 2012 Plan (2012 Stock Inducement Equity Plan), each as amended.

The following table summarizes the share-based compensation expense and total income tax provision (benefit) recognized for share-based awards for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of goods sold	$953	$960	$2,874	$2,762
Marketing and selling	4,600	4,624	15,250	13,348
Research and development	1,811	1,621	5,295	4,797
General and administrative	4,491	4,351	13,744	12,332
Total share-based compensation expense	11,855	11,556	37,163	33,239
Income tax provision (benefit)	(2,397)	3,038	(14,576)	(11,921)
Total share-based compensation expense, net of income tax provision (benefit)	$9,458	$14,594	$22,587	$21,318

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period. The income tax benefit for the three and nine months ended December 31, 2017 was reduced by the income tax provision resulting from the remeasurement of applicable federal deferred tax assets due to the enactment of H.R.1, also known as the "Tax Cuts and Jobs Act" ("the Tax Act") in the United States on December 22, 2017. See "Note 5 - Income Taxes" for more information.

As of December 31, 2018 and 2017, the balance of capitalized share-based compensation included in inventory was $0.8 million.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.2 million and $2.3 million for the three months ended December 31, 2018 and 2017, respectively, and $6.7 million and $6.9 million for the nine months ended December 31, 2018 and 2017, respectively, were primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2018 was $9.3 million based on an effective income tax rate of 7.6% of pre-tax income, compared to an income tax provision of $20.0 million based on an effective income tax rate of 19.9% of pre-tax income for the three months ended December 31, 2017. The income tax provision for the nine months ended December 31, 2018 was $10.3 million based on an effective income tax rate of 4.6% of pre-tax income, compared to an income tax provision of $18.7 million based on an effective income tax rate of 9.7% of pre-tax income for the nine months ended December 31, 2017.

The changes in the effective income tax rate for the three and nine months ended December 31, 2018, compared to the same periods ended December 31, 2017, were primarily due to the mix of income and losses in the various tax jurisdictions which the Company operates and the provisional income tax impact from the Tax Act as of December 31, 2017. The Company recorded a provisional income tax charge of $19.9 million from the estimated remeasurement of federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate and an income tax benefit of $4.1 million from assessment of valuation allowance against tax credits. Furthermore, in the three and nine months ended December 31, 2018, there were discrete tax benefits of $0.9 million and $2.3 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended December 31, 2017, the tax benefits from reversal of uncertain tax positions from the expiration of statutes of limitations were $6.0 million and $7.9 million, respectively.

The Company completed its review of previously recorded provisional income tax amounts related to net deferred tax assets impacted by the Tax Act and concluded that additional information, interpretation and guidance that became available during the twelve-month measurement period did not alter the Company’s application of tax law in remeasuring gross deferred tax assets and related valuation allowance. There were no adjustments deemed necessary in the three and nine months ended December 31, 2018.

As of December 31, 2018 and March 31, 2018, the total amount of unrecognized tax benefits due to uncertain tax positions was $74.6 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

As of December 31, 2018 and March 31, 2018, the Company had $36.2 million and $35.0 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax provision. As of December 31, 2018 and March 31, 2018, the Company had $2.4 million and $2.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2019, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $7.0 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2018 (in thousands):

	December 31, 2018	March 31, 2018
Accounts receivable, net:
Accounts receivable	$712,598	$482,872
Allowance for doubtful accounts	(933)	(122)
Allowance for sales returns (1)	(7,772)	(25,515)
Allowance for cooperative marketing arrangements (1)	(41,503)	(30,389)
Allowance for customer incentive programs (1)	(77,422)	(70,592)
Allowance for pricing programs (1)	(100,764)	(141,369)
	$484,204	$214,885
Inventories:
Raw materials	$30,882	$33,603
Finished goods	311,149	226,303
	$342,031	$259,906
Other current assets:
Value-added tax receivables	$35,664	$29,477
Prepaid expenses and other assets (1)	37,510	26,885
	$73,174	$56,362
Property, plant and equipment, net:
Property, plant and equipment at cost	$353,517	$346,588
Less: accumulated depreciation and amortization	(271,940)	(260,284)
	$81,577	$86,304
Other assets:
Deferred tax assets	$90,398	$84,651
Trading investments for deferred compensation plan	18,683	17,748
Investments in privately held companies	15,526	12,448
Other assets	4,680	5,908
	$129,287	$120,755

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2018 (in thousands):

	December 31, 2018	March 31, 2018
Accrued and other current liabilities:
Accrued personnel expenses	$101,612	$82,330
Accrued revenue reserve from returns (1)	35,911	—
Accrued customer marketing, pricing and incentive programs (1)	180,319	71,962
Warranty accrual	21,158	16,279
Employee benefit plan obligation	2,531	1,763
Income taxes payable	5,942	4,354
Other current liabilities	131,159	105,044
	$478,632	$281,732
Other non-current liabilities:
Warranty accrual	$14,317	$11,294
Obligation for deferred compensation plan	18,683	17,748
Employee benefit plan obligation	40,740	42,434
Deferred tax liability	1,980	1,980
Other non-current liabilities	7,324	8,468
	$83,044	$81,924

(1) Certain allowances for sales return and certain other Customer Programs were included within accounts receivable, net balance as of March 31, 2018. Upon adoption of Topic 606, such balances are presented as accrued revenue reserve from returns and accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities, and as return assets included in other current assets, respectively, on the condensed consolidated balance sheet as of December 31, 2018. Refer to Note 1 to the condensed consolidated financial statements for more information.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2018			March 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$425,543	$—	$—	$492,535	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$4,315	$—	$—	$2,881	$—	$—
Mutual funds	14,368	—	—	14,867	—	—
Total of trading investments for deferred compensation plan	$18,683	$—	$—	$17,748	$—	$—

Currency exchange derivative assets included in other current assets	$—	$202	$—	$—	$—	$—

Liabilities:
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$627	$—	$—	$34	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $18.7 million and $17.7 million, as of December 31, 2018 and March 31, 2018, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and nine months ended December 31, 2018 and 2017 were not material and are included in other expense, net in the Company's condensed consolidated statements of operations.

Non-marketable Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $6.0 million and $5.1 million as of December 31, 2018 and March 31, 2018, respectively.

In addition, the Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of December 31, 2018 and March 31, 2018 was $9.5 million and $7.3 million, respectively. There was no impairment of these assets during the three and nine months ended December 31, 2018 or 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three and nine months ended December 31, 2018 or 2017.

Note 8 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018.

The fair value of the Company’s derivative instruments were not material as of December 31, 2018 or March 31, 2018. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2018	2017
Cash flow hedges	$575	$(677)	$(615)	$2,248

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2018	2017	2018	2017
Cash flow hedges	$1,060	$(6,026)	$2,454	$5,377

Upon adoption of ASU 2017-12, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $64.3 million as of December 31, 2018. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. The Company had $0.3 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2018 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other expense, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2018 and March 31, 2018 were $68.3 million and $47.2 million, respectively. Open forward and swap contracts outstanding as of December 31, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2018 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of: change in industry and competitive environment, growth in the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2018 (in thousands):

As of March 31, 2018	$275,451
Acquisition (Note 2)	71,940
Currency translation	(22)
As of December 31, 2018	$347,369
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,370	$(12,430)	$23,940	$23,870	$(9,482)	$14,388
Developed technology	95,207	(59,070)	36,137	77,175	(50,755)	26,420
Customer contracts/relationships	82,310	(18,744)	63,566	59,510	(12,771)	46,739
Total	$213,887	$(90,244)	$123,643	$160,555	$(73,008)	$87,547

Note 10 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $79.4 million as of December 31, 2018. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2018, the Company had outstanding bank guarantees of $30.1 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2018 or March 31, 2018.

Note 11 — Commitments and Contingencies

Product Warranties

All of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. The Company’s warranty doesn’t provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Beginning of the period	$31,754	$24,349	$27,573	$21,911
Assumed from business acquisition	—	—	351	1,230
Provision	11,305	7,820	30,625	17,535
Settlements	(7,523)	(6,050)	(22,405)	(15,229)
Currency translation	(61)	145	(669)	817
End of the period	$35,475	$26,264	$35,475	$26,264

Guarantees

Logitech Europe S.A., one of the Company's wholly-owned subsidiaries, has guaranteed payments of certain third-party contract manufacturers’ purchase obligations. As of December 31, 2018, the maximum amount of this guarantee was $3.8 million.

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2018, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2018, 197.4 million is still available for repurchase under the 2017 buyback program.

Cash Dividend on Shares of Common

During the nine months ended December 31, 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per common share, totaling $114.0 million on the Company's outstanding common stock. During the nine months ended December 31, 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling $104.2 million on the Company's outstanding common stock.

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2018	$(83,848)	$(6,398)	$(3,209)	$(93,455)
Other comprehensive income (loss)	(8,252)	(100)	3,514	(4,838)
December 31, 2018	$(92,100)	$(6,498)	$305	$(98,293)

(1)        Tax effect was not significant as of December 31 or March 31, 2018.

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

Net sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Pointing Devices	$149,123	$140,983	$405,250	$386,700
Keyboards & Combos	144,169	126,372	404,263	361,685
PC Webcams	33,021	27,280	90,916	80,370
Tablet & Other Accessories	35,757	26,648	104,903	80,650
Video Collaboration	74,186	46,252	190,154	128,008
Mobile Speakers	96,263	147,377	207,690	300,843
Audio & Wearables	98,629	84,435	212,343	197,083
Gaming	213,663	173,802	510,481	365,232
Smart Home	19,577	38,692	37,829	73,481
Other (1)	—	180	185	385
Total net sales	$864,388	$812,021	$2,164,014	$1,974,437

(1) Other category includes products that the Company currently intends to transition out of, or has already transitioned out of, because they are no longer strategic to the Company's business.
Net sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Americas	$385,598	$380,130	$946,240	$887,523
EMEA	269,082	253,767	648,014	622,681
Asia Pacific	209,708	178,124	569,760	464,233
Total net sales	$864,388	$812,021	$2,164,014	$1,974,437

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated net sales for each of the periods presented herein. China represented more than 10% of the total consolidated net sales for the nine months ended December 31, 2018. No other countries represented 10% or more of the Company’s total consolidated net sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% of the Company's total consolidated net sales for the three and nine months ended December 31, 2018, and represented 1% and 2% of the Company’s total consolidated net sales for the three and nine months ended December 31, 2017, respectively.

Two customers of the Company each represented more than 10% of the total consolidated net sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	December 31, 2018	March 31, 2018
Americas	$31,178	$35,404
EMEA	4,694	4,690
Asia Pacific	45,705	46,210
Total property, plant and equipment, net	$81,577	$86,304

Property, plant and equipment, net in the United States and China were $31.2 million and $37.9 million, respectively, as of December 31, 2018, and $35.3 million and $37.9 million, respectively, as of March 31, 2018. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of December 31, 2018 or March 31, 2018. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $1.7 million and $1.9 million as of December 31, 2018 and March 31, 2018, respectively.

Note 14 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $9.8 million was recognized during the first nine months of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the condensed consolidated statements of operations, and the accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially complete this restructuring within the next six months.

The following table summarizes restructuring related activities during the three and nine months ended December 31, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	7,907
Charges	119
Cash payments	(1,945)
Accrual balance at September 30, 2018	6,081
Credits	(278)
Cash payments	(2,066)
Accrual balance at December 31, 2018	$3,737

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, resolution of our North American distribution center issues, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Ultimate Ears, Jaybird, Blue Microphones, Logitech G and ASTRO Gaming. Our Company's website is www.logitech.com.

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
On August 21, 2018 (the "Acquisition Date"), we acquired all equity interests in Blue Microphones Holding Corporation ("Blue Microphones") for a total consideration of $134.8 million in cash (the "Blue Microphones Acquisition"), which includes a working capital adjustment and repayment of a debt on behalf of Blue Microphones. Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition is consistent with Logitech's merger and acquisition strategy and will supplement the Company's portfolio in the microphones market. For the three and nine months ended December 31, 2018, Blue Microphones contributed three percentage point and two percentage points, respectively, of the net sales growth rate.

Summary of Financial Results

Our net sales for the three and nine months ended December 31, 2018 increased 6% and 10%, respectively, compared to the three and nine months ended December 31, 2017, supported by stronger net sales in Asia Pacific.

Our net sales for the three months ended December 31, 2018 increased 1%, 6%, and 18% in the Americas, EMEA, and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our net sales for the nine months ended December 31, 2018 increased 7%, 4% and 23% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

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

Our gross margin for the three months ended December 31, 2018 increased 360 basis points to 37.5% from 33.9% for the three months ended December 31, 2017. Our gross margin benefited from favorable mix and cost reduction efforts, supply chain efficiencies and Topic 606 adoption, partially offset by U.S. tariffs implemented in July 2018 for certain of our products imported into the United States. In addition, an increase in logistics costs, including additional costs from the transition of the distribution center in North America in the third quarter of fiscal year 2018, negatively affected the gross margin of that prior year period by approximately 150 basis points.

Our gross margin for the nine months ended December 31, 2018 increased 190 basis points to 37.2% from 35.3% for the nine months ended December 31, 2017 primarily due to supply chain efficiencies, cost reduction efforts, favorable exchange rates, tariff duty refund, and Topic 606 adoption, partially offset by an increase in tariffs. In addition, additional costs from the transition of the distribution center in North America in the third quarter of fiscal year 2018 negatively affected the gross margin of the prior year period.

We continue to implement various initiatives to mitigate the impact of recently adopted and announced U.S. tariffs, such as imports to the U.S. earlier than usual, supply chain or production shifts, and potential pricing adjustments. As some of these mitigating initiatives take time to implement, there could be an adverse impact to our gross margin in the future periods as we adjust to tariffs and other trade restrictions.

Operating expenses for the three months ended December 31, 2018 were $200.6 million, or 23.2% of net sales, compared to $175.3 million, or 21.6% of net sales, in the same period of the prior fiscal year. Operating expenses for the nine months ended December 31, 2018 were $583.1 million, or 26.9% of net sales, compared to $506.4 million, or 25.6% of net sales, in the same period of the prior fiscal year. The increase in operating expenses for the three months ended December 31, 2018, was primarily driven by $13.0 million higher personnel-related cost primarily due to additional headcount from business acquisition and increased performance-based variable compensation and $2.6 million higher advertising and marketing expenses to support our new product introductions.The increase in operating expenses for the nine months ended December 31, 2018 was primarily driven by $45.2 million higher personnel-related cost due to restructuring charges in the current period, increased performance-based variable compensation and additional headcount from business acquisitions, $12.3 million higher advertising and marketing expenses to support our new product introductions, and a $4.9 million non-recurring credit for change in fair value of contingent consideration from an acquisition recorded in fiscal year 2018.

Net income for the three and nine months ended December 31, 2018 was $112.8 million and $215.5 million, respectively, compared to $80.8 million and $174.1 million, respectively, for the three and nine months ended December 31, 2017.

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
Trends Specific to Our Five Market Opportunities
Video Collaboration:  The near and long-term structural growth opportunities in the video collaboration market are significant and are likely to attract more competition. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.
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
Creativity & Productivity:  New PC shipments continue to be stable and the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, providing growth opportunities. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including keyboard folios for the iPad and iPad mini, and keyboard covers and folios for the iPad Air. The increasing popularity of streaming and broadcasting provides additional growth opportunities for our Webcam products.
Music: The music market is driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories and the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing with slower growth. While we continue to introduce new products for improved experiences, we're adjusting our investments to match the slower market growth outlook. With Blue Microphones, we are also strengthening our portfolio in adjacent categories, such as the microphones market.
Smart Home: The smart home market grew in fiscal year 2018 due to the integration of Amazon Alexa and Google Assistant voice capabilities into our Logitech Harmony Hub that enables voice control of the living room entertainment experience when used with an Amazon Echo or Google Home device. Through Harmony, Alexa can turn on/off and control a TV and AV system. While the market so far in fiscal year 2019 has slowed due to more difficult competitions, we continue to see various long-term opportunities in the broader smart home market. Accordingly, we will be prudent in how we deploy our resources in the near term.
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

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect reported amounts of assets, liabilities, goodwill and intangible assets from business acquisitions, contingent consideration related to business acquisitions, and net sales and expenses.

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

Other than the recent accounting pronouncement adoptions discussed below and Summary of Significant Accounting Policies discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in the Company’s significant accounting policies during the nine months ended December 31, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Adoption of New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or “Topic 606”) which supersedes the revenue recognition requirements under ASC 605 (“Topic 605”), Revenue Recognition. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, we adopted the new standard and all related amendments using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. Results for reporting periods beginning after March 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. Refer to Note 1 to the condensed consolidated financial statements for further details of the impact of adoption of Topic 606.

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

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this standard effective April 1, 2018 utilizing the retrospective transition method to each period presented, and the adoption of ASU 2016-18 did not have an impact on our condensed consolidated financial statements as we did not have any restricted cash for either period presented.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. We adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the periods in the current year, the adoption of ASU 2017-07 did not have an impact on our condensed consolidated financial statements. The impact to the comparative period was immaterial and therefore prior period statements of operations were not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of the hedge accounting guidance. We adopted this standard effective April 1, 2018, and the adoption of ASU 2017-12 did not have a material impact on our condensed consolidated financial statements. In accordance with ASU 2017-12, we have started presenting the earnings impact from forward points in the cost of goods sold line item, which is used to present the earnings impact of the hedged item.

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

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange rate results on our net sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.

Sales are net sales and the sales growth discussion and sales growth rate percentages are in U.S. Dollars, except as otherwise specified.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New

Dollar, British Pound and Australian Dollar. During the three and nine months ended December 31, 2018, approximately 50% of our net sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our net sales in the three and nine months ended December 31, 2018 increased 6% and 10%, respectively, compared to the same periods of the prior fiscal year. Sales increased in the Americas, EMEA and Asia Pacific during the three and nine months ended December 31, 2018. If currency exchange rates had been constant in the three and nine months ended December 31, 2018 and 2017, our constant dollar sales growth rates would have been 8% and 10%, respectively. For both the three-month and nine-month periods, we grew double digits in our Gaming, Video Collaboration, Keyboards & Combos, PC Webcams and Tablet & Other Accessories product categories. Sales for Mobile Speaker and Smart Home product categories declined across all three regions. The adoption of Topic 606 increased our net sales for the three and nine months ended December 31, 2018 by $10.8 million and $5.7 million, respectively.

Net Sales by Region

The following table presents the change in net sales by region for the three and nine months ended December 31, 2018, compared with the three and nine months ended December 31, 2017:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Americas	1%	7%	2%	7%
EMEA	6%	4%	9%	4%
Asia Pacific	18%	23%	21%	23%

Americas:

The increase in net sales in our Americas region for the three-month and nine-month periods presented above was primarily driven by growth in Gaming, Video Collaboration, Audio & Wearables, and Keyboards and Combos, partially offset by a decline in sales for Mobile Speakers and Smart Home. In addition, Tablets and Other Accessories and PC Webcams also contributed to the increase for the nine-month period.

EMEA:

The increase in net sales in our EMEA region for the three-month and nine-month periods presented above was primarily driven by growth in Gaming, Video Collaboration, Keyboards and Combos, Pointing Devices, PC Webcams, and Tablet and Other Accessories, partially offset by a decline in sales for Mobile Speakers and Smart Home.

Asia Pacific:

The increase in net sales in our Asia Pacific region during the three-month and nine-month periods presented above was primarily driven by growth in Gaming, Keyboards and Combos, Video Collaboration, and Pointing Devices, partially offset by a decline in sales for Mobile Speakers.

Net Sales by Product Categories

Net sales by product category for the three and nine months ended December 31, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018	2017	Change	2018	2017	Change
Pointing Devices	$149,123	$140,983	6%	$405,250	$386,700	5%
Keyboards & Combos	144,169	126,372	14	404,263	361,685	12
PC Webcams	33,021	27,280	21	90,916	80,370	13
Tablet & Other Accessories	35,757	26,648	34	104,903	80,650	30
Video Collaboration	74,186	46,252	60	190,154	128,008	49
Mobile Speakers	96,263	147,377	(35)	207,690	300,843	(31)
Audio & Wearables	98,629	84,435	17	212,343	197,083	8
Gaming	213,663	173,802	23	510,481	365,232	40
Smart Home	19,577	38,692	(49)	37,829	73,481	(49)
Other (1)	—	180	(100)	185	385	(52)
Total net sales	$864,388	$812,021	6%	$2,164,014	$1,974,437	10%

(1) Other category includes products that we currently intend to transition out of, or have already transitioned out of, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC and Mac-related mice, touchpads and presenters.

Net sales of Pointing Devices increased 6% and 5% in the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in sales for cordless mice, led by strong contribution from MX Vertical Wireless Mouse introduced in the second quarter of fiscal year 2019. Increases in sales for MX Master 2S Wireless Mouse and B220 Silent Mouse also contributed to the sales increase for both periods.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards and keyboard/mice combo products.

Net sales of Keyboards & Combos increased 14% and 12% in the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase in both periods was primarily driven by an increase in sales of cordless keyboards and combos, mainly from the introduction of MK540 Wireless Keyboard Mouse Combo in the fourth quarter of fiscal year 2018 and MK545 Wireless Keyboard Mouse Combo in the first quarter of fiscal year 2019, and an increase in sales of Logitech Wireless Combo MK270.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams net sales increased 21% and 13% in the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase in both periods was primarily driven by increases in sales of our HD Pro Webcam C920 and 1080P Pro Stream Webcam.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Net sales of Tablet & Other Accessories products increased 34% and 30% in the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by the introductions of our Slim Folio keyboard cases in the second quarter of fiscal year 2019, education-based Rugged Combo 2 in the first quarter of fiscal year 2019, Slim Combo keyboard cases in the third quarter of fiscal year 2018, Crayon (a digital pencil) and POWERED (a wireless charging dock for iPhone) in the second quarter of fiscal year 2019.

Video Collaboration market:

Our Video Collaboration category primarily includes products which combine audio and video and other products that can connect any-sized user groups.

Net sales of Video Collaboration products increased 60% and 49% in the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in sales for our MeetUp video conference camera, BRIO 4K Pro Webcam, high end business webcams and the introduction of our Rally Ultra-HD PTZ Conference Camera in the third quarter of fiscal year 2019. PTZ Pro 2 also contributed to the sales increase for the nine months ended December 31, 2018.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Net sales of Mobile Speakers decreased 35% and 31% for the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The decrease for both periods was primarily due to declines in sales for our existing Ultimate Ears speakers. The decrease was partially offset by sales from the introductions of our Ultimate Ears MEGABOOM 3 and BOOM 3 mobile speakers in the second quarter of fiscal year 2019.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables net sales increased 17% and 8% for the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in sales of our corded headsets and sales from Blue Microphones products as a result of our business combination (see Note 2 to the condensed consolidated financial statements), partially offset by a decrease in sales of PC speakers and Jaybird products.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, Saitek simulation controllers and ASTRO console gaming headsets.

Gaming net sales increased 23% and 40% for the three and nine months ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in sales of our core PC gaming products, and ASTRO console gaming headsets, which benefited from the growing gaming market, growth in eSports, expansions in new channels and regions, and expansion in product portfolios. The increase for the nine-month period was also driven by the fact that the acquisition of ASTRO closed on August 11, 2017, in the middle of our fiscal year 2018 second quarter, resulting in a partial comparative period impact. The growth in both periods was partially offset by a slight decline in our simulation products.

Smart Home market:

Our Smart Home category includes our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home net sales decreased 49% during the three and nine months ended December 31, 2018, compared to the same periods of the prior fiscal year. The decrease for both periods was primarily due to declines in sales of our Harmony remotes and home video products.

Gross Profit

Gross profit for the three and nine months ended December 31, 2018 and 2017 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018	2017	Change	2018	2017	Change
Net sales	$864,388	$812,021	6%	$2,164,014	$1,974,437	10%
Gross profit	$323,982	$275,601	18	$804,036	$697,006	15
Gross margin	37.5%	33.9%		37.2%	35.3%

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

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018		2017	2018	2017
Marketing and selling	$132,250		$116,153	$368,635	$325,917
% of net sales	15.3%		14.3%	17.0%	16.5%
Research and development	40,591		34,398	119,120	106,144
% of net sales	4.7%		4.2%	5.5%	5.4%
General and administrative	24,496		$22,291	75,175	72,966
% of net sales	2.8%		2.7%	3.5%	3.7%
Amortization of intangible assets and acquisition-related costs	3,539		2,496	10,377	6,377
% of net sales	0.4%		0.3%	0.5%	0.3%
Change in fair value of contingent consideration for business acquisition	—		—	—	(4,908)
% of net sales	—%		—%	—%	(0.2)%
Restructuring charges (credits), net	(278)		—	9,762	(116)
% of net sales	—%	(1)	—%	0.5%	—%	(1)
Total operating expenses	$200,598		$175,338	$583,069	$506,380
% of net sales	23.2%		21.6%	26.9%	25.6%

(1) Absolute value for % of net sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead cost, corporate and product marketing, promotions, advertising, trade shows, customer and technical support, and facilities costs.

During the three and nine months ended December 31, 2018, marketing and selling expenses increased $16.1 million and $42.7 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher advertising and marketing expenses to support our new products, and higher personnel-related costs due to increased headcount and increased performance-based variable compensation.

 Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2018, research and development expenses increased $6.2 million and $13.0 million, respectively, compared to the same periods in the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount from business acquisitions, increased performance-based variable compensation, and higher investment in new product developments.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three and nine months ended December 31, 2018, general and administrative expenses increased $2.2 million in each period, respectively, compared to the same periods in the prior fiscal year. The increase for the three-month period was primarily driven by higher consulting cost from merger and acquisition activities. The increase for the nine-month period was primarily driven by increased performance-based variable compensation.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets and acquisition-related costs during the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amortization of intangible assets	$3,539	$2,126	$8,921	$4,965
Acquisition-related costs	—	370	1,456	1,412
Total	$3,539	$2,496	$10,377	$6,377

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. The increase in amortization of intangible assets during the three and nine months ended December 31, 2018 compared with the same periods of the prior fiscal year was primarily driven by the acquisition of ASTRO in the second quarter of fiscal year 2018 and the acquisition of Blue Microphones in the second quarter of fiscal year 2019. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

Change in Fair Value of Contingent Consideration for Business Acquisition

There was no contingent consideration for business acquisition during the three and nine months ended December 31, 2018. During the nine months ended December 31, 2017, the fair value of the contingent consideration for business acquisition decreased $4.9 million due to the agreement we reached with the sellers of Jaybird LLC and lower-than-expected net sales of Jaybird products, partially offset by the change in the time value of money.

Restructuring Charges (Credits), Net

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support our long-term growth opportunities. In July, 2018, our Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $9.8 million was recognized during the first nine months of fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the condensed consolidated statements of operations. We expect to substantially complete this restructuring within the next six months.

The following table summarizes restructuring related activities during the three and nine months ended December 31, 2018 (in thousands):

Termination Benefits
Accrual balance at March 31, 2018	$—
Charges	9,921
Cash payments	(2,014)
Accrual balance at June 30, 2018	7,907
Charges	119
Cash payments	(1,945)
Accrual balance at September 30, 2018	$6,081
Credits	(278)
Cash payments	(2,066)
Accrual balance at December 31, 2018	$3,737

Other Expense, Net

Other expense, net for the three and nine months ended December 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Investment income (loss) related to a deferred compensation plan	$(1,887)	$588	$(1,077)	$1,539
Currency exchange loss, net	(1,715)	(1,127)	(1,801)	(2,811)
Gain on investments in privately held companies	207	114	589	550
Other	648	101	1,360	(172)
Total	$(2,747)	$(324)	$(929)	$(894)

Investment income (loss) related to a deferred compensation plan represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange loss, net relate to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2018 and 2017 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Provision for income taxes	$9,309	$20,040	$10,295	$18,691
Effective income tax rate	7.6%	19.9%	4.6%	9.7%

The changes in the effective income tax rate for the three and nine months ended December 31, 2018, compared to the same periods ended December 31, 2017, were primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the provisional income tax impact from the Tax Act as of December 31, 2017. We recorded a provisional income tax charge of $19.9 million from the estimated remeasurement of federal deferred tax assets and liabilities as of December 31, 2017 to reflect the effects of the enacted changes in tax rate and an income tax benefit of $4.1 million from assessment of valuation allowance against tax credits. Furthermore, in the three and nine months ended December 31, 2018, there were discrete tax benefits of $0.9 million and $2.3 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations. In the same periods ended December 31, 2017, the tax benefits from reversal of uncertain tax positions from the expiration of statutes of limitations were $6.0 million and $7.9 million, respectively.

We completed our review of previously recorded provisional income tax amounts related to net deferred tax assets impacted by the Tax Act and concluded that additional information, interpretation and guidance that became available during the twelve-month measurement period did not alter our application of tax law in remeasuring gross deferred tax assets and related valuation allowance. There were no adjustments deemed necessary in the three and nine months ended December 31, 2018.

As of December 31, 2018 and March 31, 2018, the total amounts of unrecognized tax benefits due to uncertain tax positions were $74.6 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $584.5 million, compared to $641.9 million as of March 31, 2018. As of December 31, 2018, 63% of the cash and cash equivalents was held in Switzerland, 15% held in Hong Kong and China and 13% held in the United Kingdom. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the nine months ended December 31, 2018, was primarily due to the cash paid for the Blue Microphones Acquisition (see Note 2 to the condensed consolidated financial statements), payment of cash dividends, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and the purchases of our shares, partially offset by proceeds from exercises of stock options and purchase rights and net cash provided by operating activities.

As of December 31, 2018, our working capital was $569.5 million, compared to $597.4 million as of March 31, 2018. The decrease was primarily driven by higher accounts payable, higher accruals and lower cash and cash equivalents offset by higher accounts receivable, net and inventories. Our working capital increased by $23.5 million compared to $546.0 million as of December 31, 2017, which was primarily driven by higher accounts receivable, net, inventories and cash and cash equivalents, partially offset by higher accruals.

We had several uncommitted, unsecured bank lines of credit aggregating $79.4 million as of December 31, 2018. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2018, we had outstanding bank guarantees of $30.1 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$273,443	$256,084
Net cash used in investing activities	(165,756)	(116,192)
Net cash used in financing activities	(155,401)	(124,214)
Effect of exchange rate changes on cash and cash equivalents	(9,745)	1,677
Net increase (decrease) in cash and cash equivalents	$(57,459)	$17,355

The following table presents selected financial information and statistics as of and for the three months ended December 31, 2018 and 2017 (Dollars in thousands):

	As of December 31,
	2018	2017
Accounts receivable, net	$484,204	$351,753
Accounts payable	$435,764	$429,119
Inventories	$342,031	$278,979

	Three Months Ended December 31,
	2018	2017
Days sales in accounts receivable (“DSO”) (Days) (1)	50	39
Days accounts payable outstanding (“DPO”) (Days) (2)	73	72
Inventory turnover (“ITO”) (x)(3)	6.3	7.7

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

DSO for the three months ended December 31, 2018 increased by 11 days to 50 days, as compared to 39 days for the same period of the prior fiscal year. The adoption of Topic 606 negatively impacted our DSO for the three months ended December 31, 2018 by 14 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing or financing activities. Refer to Note 1 to the condensed consolidated financial statements for the details of the adoption impact of Topic 606. Timing of customer payments and claims also decreased DSO by 3 days.

DPO for the three months ended December 31, 2018 remained constant compared to the same period of the prior fiscal year.

ITO for the three months ended December 31, 2018 was lower, compared to the same period of the prior fiscal year, mainly due to an increase in inventories in the three months ended December 31, 2018, relating to new product introductions, higher inventory balances to support tariff impact mitigation and inventory from the Blue Microphones acquisition.

If we are not successful in launching and phasing in our new products, or market competition increases during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our net sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the nine months ended December 31, 2018, we generated $273.4 million of cash from operating activities. Our main sources of operating cash flows were net income after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and changes in operating assets and liabilities. The increase in accounts receivable, net, excluding the impact from the adoption of Topic 606 at the adoption date was primarily due to higher business volumes, timing of sales and customer payments. The increase in inventories was primarily driven by inventories for new product introductions and higher inventory balances to support tariff impact mitigation. We strategically invested in our inventory ahead of the recent tariff implementation. The increase in accounts payable were primarily driven by the higher inventory purchases. The increase in accrued and current liabilities excluding the impact from the adoption of Topic 606 at the adoption date were primarily driven by higher sales reserve liability due to higher business volumes.

Net cash used in investing activities was $165.8 million, primarily due to the $133.9 million payment of the net cash purchase price for the Blue Microphones Acquisition and $28.3 million of purchases of property, plant and equipment.

Net cash used in financing activities was $155.4 million, primarily for the $114.0 million payment of cash dividend, $22.5 million in repurchases of our registered shares, and $29.1 million tax withholdings related to net share settlements of restricted stock units, partially offset by $10.1 million in proceeds received from exercises of stock options and purchase rights.

During the nine months ended December 31, 2018, there was a $9.7 million loss from currency exchange rate effect on cash and cash equivalents, compared to a gain of $1.7 million during the same period of the prior fiscal year. The loss from currency exchange rate effect during the nine months ended December 31, 2018 was primarily due to the weakening of the Euro and Chinese Renminbi against the U.S. Dollar by 7% and 8%, respectively, during the period. The gain from currency translation exchange effect during the nine months ended December 31, 2017 was primarily due to the strengthening of the Euro against the U.S. Dollar by 12% during the period.

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

In March 2017, our Board of Directors approved our 2017 share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares over a three-year period. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2018, $197.4 million is still available for repurchase under the 2017 share buyback program.

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

Purchase Commitments

As of December 31, 2018, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Guarantees

Logitech Europe S.A., one of our wholly-owned subsidiaries, guaranteed payments of certain third-party contract manufacturers' purchase obligations. As of December 31, 2018, the maximum amount of this guarantee was $3.8 million.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2018, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. As a company with global operations, we face exposure to adverse movements in currency exchange rates and interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Swiss Franc, Australian Dollar, Taiwan New Dollar, British Pound, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended December 31, 2018, approximately 50% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro. The mix of our operating expenses by currency is significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has more unfavorable impact on our sales compared to the favorable impact on our operating expense, resulting in an adverse impact on our operating results.

If the U.S. Dollar becomes stronger or weaker in comparison to other currencies, this will affect our results of operations in future periods. The table below provides information about our underlying transactions that are sensitive to currency exchange rate changes, primarily assets and liabilities denominated in currencies other than the base currency, where the net exposure is greater than $0.5 million as of December 31, 2018. The table also presents the U.S. Dollar impact on earnings of a 10% appreciation and a 10% depreciation of the base currency as compared with the transaction currency (in thousands):

Base Currency	Transaction Currency	Net Exposed Long (Short) Currency Position	FX Gain (Loss) From 10% Appreciation of Base Currency	FX Gain (Loss) From 10% Depreciation of Base Currency
U.S. Dollar	Australian Dollar	$21,500	$(1,955)	$2,389
U.S. Dollar	Canadian Dollar	17,992	(1,636)	1,999
U.S. Dollar	Singapore Dollar	(17,098)	1,554	(1,900)
U.S. Dollar	Taiwanese Dollar	(14,541)	1,322	(1,616)
Euro	British Pound	12,939	(1,176)	1,438
U.S. Dollar	Chinese Renminbi	(11,956)	1,178	(1,440)
U.S. Dollar	Mexican Peso	10,623	(966)	1,180
U.S. Dollar	Brazilian Real	10,189	(926)	1,132
U.S. Dollar	Japanese Yen	6,173	(561)	686
Euro	Swedish Krona	(3,715)	338	(413)
U.S. Dollar	Swiss Franc	2,840	(258)	316
U.S. Dollar	Indian Rupee	(1,649)	150	(183)
Euro	Croatian Kuna	1,585	(144)	176
U.S. Dollar	Korean Wan	(1,496)	136	(166)
Euro	Russian Ruble	(1,248)	113	(139)
Euro	Arab Emirates Dirham	(1,112)	101	(124)
Euro	U.S. Dollar	1,103	(100)	123
U.S. Dollar	Russian Ruble	1,034	(94)	115
Euro	Polish Zloty	(994)	90	(110)
U.S. Dollar	Swedish Krona	(852)	77	(95)
Euro	Norwegian Kroner	(745)	68	(83)
U.S. Dollar	Hong Kong Dollar	(647)	59	(72)
U.S. Dollar	Norwegian Kroner	612	(56)	68
Euro	Swiss Franc	(589)	54	(65)
U.S. Dollar	New Zealand Dollar	(574)	52	(64)

Long currency positions represent net assets being held in the transaction currency while short currency positions represent net liabilities being held in the transaction currency.

Our principal manufacturing operations are located in China, with much of our component and raw material costs transacted in Chinese Renminbi. As of December 31, 2018, net liabilities held in CNY totaled $12.0 million.

Derivatives

We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. As of December 31, 2018, the notional amounts of currency exchange forward contracts outstanding related to forecasted inventory purchases were $64.3 million. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. Deferred realized and unrealized gain and loss was not material as of December 31, 2018.

We also enter into currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain currency receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these currency exchange contracts are recognized in earnings based on the changes in fair value. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows. The notional amounts of currency exchange contracts outstanding as of December 31, 2018 and March 31, 2018 relating to foreign currency receivables or payables were $68.3 million and $47.2 million, respectively. Open forward and swap contracts as of December 31, 2018 and March 31, 2018 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in our manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended December 31, 2018, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
September 29, 2018 to October 26, 2018	58	43.62	—	$197,428
Month 2
October 27, 2018 to November 23, 2018	—	—	—	197,428
Month 3
November 24, 2018 to December 28, 2018	—	—	—	197,428
Total	58	43.62	—	$197,428
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

LOGITECH INTERNATIONAL S.A.

January 24, 2019	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

January 24, 2019	/s/ Vincent Pilette
Date	Vincent Pilette
Chief Financial Officer