Form 10-K
period 2019-03-31
LOGITECH INTERNATIONAL SA
filed 2019-05-17
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 28, 2018, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $7,359,961,924. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 3, 2019, there were 166,598,546 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Registered Shares	LOGN LOGI	SIX Swiss Exchange Nasdaq Global Select Market

In this document, unless otherwise indicated, references to the "Company", "Logitech" "we," "our," and "us" are to Logitech International S.A. and its consolidated subsidiaries. Unless otherwise specified, all references to U.S. Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America. All references to CHF are to the Swiss Franc, the legal currency of Switzerland.
Logitech, the Logitech logo, and the Logitech products referred to herein are either the trademarks or the registered trademarks of Logitech. All other trademarks are the property of their respective owners.
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
The term “Sales” means net sales, except as otherwise specified.
All references to our websites are intended to be inactive textual references only, and the content of such websites do not constitute a part of and are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Logitech International S.A. | Fiscal 2019 Form 10-K | 1

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

•
Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2020 and beyond;

•	The scope, nature or impact of acquisition, strategic alliance, divestiture activities and restructuring of our organizational structure;

•	Our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;

•	Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2020 and beyond;

•	Opportunities for growth, market opportunities and our ability to take advantage of them;

•	Potential tariffs, their effects and our ability to mitigate their effects;

•	Capital investments and research and development;

•	Our expectations regarding our share buyback and dividend programs;

•	The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs; and

•	The effects of environmental and other laws and regulations in the United States and other countries in which we operate.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating digital content for computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Ultimate Ears, Logitech G, ASTRO Gaming and Blue Microphones.
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
We operate in a single operating segment: Peripherals. For more information about segments and geographic areas, please refer to Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K. Our products participate in five large markets: Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
Acquisitions

On August 21, 2018, we acquired all equity interests in Blue Microphones Holding Corporation (Blue Microphones) for a total consideration of $134.8 million in cash (the Blue Microphones Acquisition), which included a working capital adjustment and repayment of debt on behalf of Blue Microphones. Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition supplements our product portfolio.

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
In the last several years, new PC shipments have stagnated and, combined with increased interest in smaller, mobile computing devices (such as smartphones and tablets), the market for PC peripherals has rapidly changed. We see opportunities within the large installed base of PCs, created by consumers' desire to refresh their current PCs with new peripherals, as well as new trends developing within the connected device ecosystems. In addition, the refresh of operating systems and new use cases created by the growth of specific cloud-based services and applications drive new peripherals opportunities. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably.

Logitech International S.A. | Fiscal 2019 Form 10-K | 3

Growing adoption of cloud-based experiences in gaming, video, music and smart home has expanded our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Steam and Twitch for gaming, Spotify, Apple Music and Pandora for streaming music, or Zoom or Microsoft Teams for video collaboration. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
In the gaming market, the rapid rise of electronic sports (esports), and the development of new technologies in social, virtual and augmented reality present growth opportunities. We leverage our deep research and development (R&D) capabilities in the area of PC peripherals to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various esports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with esports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance the experience of more casual gamers.
The use of video across multiple platforms - PCs, laptops and mobile devices such as tablets and smartphones - is a continuing trend. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of these platforms to any other platform. And this trend to embrace cloud video conferencing by businesses and institutions is driving our Video Collaboration category and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. Further, with the increased availability of high Internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. The market opportunity to provide innovative, affordable, and easy-to-use video collaboration products to the millions of small- to medium-sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of that opportunity and to expand into large-sized meeting rooms.
Cloud-based music services have enjoyed tremendous growth, fueled by the adoption of smartphones, tablets, and other connected devices. Consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices and with in-ear and other headphones. Our mobile speakers and in-ear headphone products target a large and growing market that reflects the increasing popularity of mobile devices or various voice assistants for accessing digital music. Additionally, within the music market, consumers are increasingly listening with wireless earphones while they undertake other activities such as sports. The innovation in truly wireless headphones has led to double-digit industry growth in revenue and average selling price, which highlights a major opportunity for Logitech.
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
Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing; and
•Operations.

Logitech International S.A. | Fiscal 2019 Form 10-K | 4

Design
In the past few years, Logitech has strengthened its design capabilities by building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - 215 design awards during the past five fiscal years - and enthusiastic reviews in the media. This is an important indication that Logitech’s strategic aim to become a design company is working. During fiscal year 2019, we won 50 design awards spanning all of our product categories. As Logitech establishes itself as a design company, design thinking and culture are used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, engineering and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
Engineering
Our decades-long expertise in key engineering disciplines such as sensors, acoustics, optics, wireless, and power management is a core competitive advantage of Logitech. Furthermore, we continue to extend our engineering capabilities into more advanced technologies such as software, apps, cloud, data analytics and machine learning. Our engineering team has expertise in developing products for a broad array of platforms such as PCs, mobile and personal voice assistants (such as Amazon Alexa and Google Assistant). These engineering capabilities combined with our award-winning design team form the basis of Logitech's key innovation engine.
Go-To-Market
Over the past 30-plus years, Logitech has built an extensive global go-to-market network that can be leveraged as we introduce new products, enter new market categories and optimize the value of our existing products and product categories. We have multiple opportunities to drive growth - existing products in existing retailers, new products in existing retailers, existing products in new retailers, and new products in new retailers. Beyond traditional retail and distribution channels, we have also cultivated various non-traditional retail channels and are building our direct sales force to sell our products. As we continue to expand into new channels, there are numerous cross-selling opportunities across our broad product portfolio. We have established Logitech as a neutral technology supplier that can work with leading technology vendors and platforms as well as provide connections among their products and ecosystems.
Marketing
As Logitech expands into multiple categories with multiple brands, we are focusing on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. Most of the marketing and creative efforts that were once outsourced to outside marketing agencies are now executed through our internal teams from concept to execution, which improves speed and cost efficiency. We are increasing our leverage of digital media channels and programs to drive consumer brand engagement and purchase. We are also increasing our focus on marketing analytics platforms to improve our understanding of marketing investments and to maximize return on investment (ROI). And we are making investments to upgrade and expand all aspects of our marketing technology infrastructure, including the re-platforming of our websites to support the global expansion of our brands across countries, languages and devices and provide the foundation for the acceleration of our digital marketing efforts and evolution to personalized consumer communication.
Operations
Logitech’s operations capability consists of a hybrid model of in-house manufacturing and third-party contract manufacturers, which allows us to effectively respond to rapidly changing demand and leverage economies of scale. Our supply chain’s extensive global reach, key distribution, adoption of factory automation and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes provide a competitive advantage against many of our competitors.
Products
Logitech designs, manufactures and markets products that allow people to connect through music, gaming, video, computing, and other digital platforms. The large majority of our revenue has historically been derived from sales of our products for use by consumers.

Logitech International S.A. | Fiscal 2019 Form 10-K | 5

Creativity & Productivity
Pointing Devices: Logitech offers a variety of pointing devices. Some of our key products in this category include:

•
The Logitech MX Master 2S and MX Anywhere 2S wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation.

•	The Logitech MX Ergo, a wireless trackball that offers personalized comfort with a unique adjustable hinge, precision tracking and multi-device connectivity.

•	The Logitech MX Vertical, a wireless mouse which is angled 57 degree and offers personalized ergonomic comfort precision tracking and multi-device connectivity.

•	The Logitech Wireless Mouse M325, which offers micro-precise scrolling, 18-month battery life and comfortable design.

•	The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our products in this category include:

•	The Logitech Craft Advanced Wireless keyboard, a premium backlit keyboard with customizable input dial to access directly menus and shortcuts within leading creativity and productivity apps.

•	The Logitech Wireless Touch Keyboard K400 Plus, a compact keyboard with an integrated touchpad and 10-meter wireless range, designed for use in the living room.

•	The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with a tiny USB receiver.
PC Webcams: Our PC Webcams category comprises PC-based webcams targeted primarily at consumers. The Logitech HD Pro Webcams C920 & C922, which offer razor-sharp HD 1080p video recordings and stereo sound, were top revenue-generating webcams during fiscal year 2019.
Tablet & Other Accessories: Our Tablet & Other Accessories category includes keyboards for tablets and smartphones as well as other accessories for mobile devices. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our products in this category include:

•
The Logitech Slim Combo Backlit Keyboard Case with Smart Connector for the iPad Pro 12.9 and iPad Pro 10.5 that provides thin and light front and back protection, a detachable backlit keyboard and a multi-angle stand for optimal viewing and face-time.

•
The Logitech Slim Folio Keyboard Case with Bluetooth for the iPad 6th Generation that provides thin and light front and back protection, a keyboard with shortcut keys and an optimized angle for viewing.

•	The Logitech Keys-To-Go, an ultra-portable, stand-alone keyboard.
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our products in this category include:

•
The Logitech G513 RGB Mechanical Gaming Keyboard, which features high-performance mechanical switches, LIGHTSYNC intelligent RGB illumination, a leather palm rest, a metal top case, and a USB pass-through.

•
The Logitech G PRO Wireless Gaming Mouse that was designed in collaboration with the world's top professionals, and features our LIGHTSPEEDTM professional grade wireless technology, our exclusive high-performance HERO gaming sensor, a flexible ambidextrous design, and support for our POWERPLAYTM wireless charging solution, for maximum performance and comfort over long gameplay sessions.

•
The Logitech G29 Driving Force Steering Wheel for Sony PlayStation 4, which features a powerful dual-motor force feedback transmission, hand-stitched leather-wrapped rim, and stainless steel throttle, brake and clutch pedals for an ultra-realistic driving experience.

Logitech International S.A. | Fiscal 2019 Form 10-K | 6

ASTRO Gaming is a performance gaming and lifestyle brand focused on the console gaming peripherals market with a cross-platform lineup consisting of four primary headset models and a high-performance controller for Playstation 4 and PC:

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

•	The A20 Wireless Headset, a stereo headset delivering the signature ASTRO comfort and audio customization via the ASTRO Command Center Software.

•	The A10 wired headset, an ultra-durable robust headset delivering ASTRO signature comfort and sound quality at a more accessible price point.

•
The C40 TR (Tournament Ready) wireless controller for PlayStation 4 and PC, which has modular, swappable and replaceable joysticks and d-pad, and also uses a proprietary low-latency wireless connection that supports advanced wireless audio directly to the controller.

Video Collaboration
The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition (HD) 1080p video with affordability to bring video conferencing to businesses of any size. Our key products in this category include:

•
Logitech Rally, which offers best-in-class video conferencing with Ultra HD 4k video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms.

•	Logitech MeetUp is Logitech’s premier ConferenceCam designed for huddle rooms, with a room-capturing 120° field of view (FOV), 4K optics and exceptional audio performance.

•	Logitech BRIO, which has 4K video, RightLight 3 and high dynamic range (HDR) to improve challenging lighting, and Windows Hello facial recognition support for secure login using just a user's face.
Music
Mobile Speakers: Our Mobile Speakers category comprises portable wireless Bluetooth and Wi-Fi speakers. One of our top revenue-generating products in the Mobile Speakers category during fiscal year 2019 was the Ultimate Ears WONDERBOOM, our smaller sized addition to our line-up of 360° portable Bluetooth wireless speakers that provide bold, immersive sound in every direction. The Ultimate Ears WONDERBOOM was a key driver for success in fiscal year 2018 in this product category along with the Ultimate Ears BOOM2, our flagship Bluetooth speaker, and MEGABOOM, which has more bass and is a larger and more powerful complement to the Ultimate Ears BOOM 2. In fiscal year 2019, we released our Ultimate Ears BOOM 3 and Ultimate Ears MEGABOOM 3, which compared with the prior model, have been updated with better sound, more durable fabric and a Magic Button feature that enables direct access to a consumer’s personal playlists.
Audio & Wearables: Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables designed to enhance the audio experience and studio-quality microphones for professionals and consumers. We offer both the Jaybird wireless audio wearables for sports and active lifestyles and our custom in-ear headphones, made by Ultimate Ears. Jaybird is a digitally native brand that pioneered the wireless in-ear headphone space and continues to be a leading brand in headphones made for athletes. Designed for sport & IPX 7 rated, Jaybird’s Tarah Pro, Tarah, X4 and Run XT offer great sound with the durability that athletes demand. All Jaybird products are accompanied by software supported on both Android and iOS that offers a rich personalized listening experience.
Our Blue Microphones product line has a 20-year legacy of innovative, design and performance across both professional and consumer markets. Blue Microphones offers a range of audio tools for recording or broadcasting application, from YouTube and podcast production to music and gaming. Examples of products in Blue Microphones products lineup include:

•
Yeti: A premium USB microphone for game streaming, podcasting, YouTube, Skype/VoIP and music. With its proprietary 3-capsule array, it delivers astounding details and presence and includes four recording patterns (cardioid, omni, bi-directional and stereo) for versatility.

Logitech International S.A. | Fiscal 2019 Form 10-K | 7

•
Yeti Pro: A versatile high-resolution USB and XLR microphone. The Yeti Pro is a higher resolution version of Yeti and includes 24-bit/192 kHz audio resolution for high-resolution music recording, sound design and podcasting, an XLR breakout cable for connecting to existing home studio audio interfaces or mixers and a 3-capsule array with cardioid, omni, bi-directional and stereo pickup patterns.

•	Yeti Nano: A premium USB microphone with broadcast sound quality in a more compact format. Dual capsule design enables cardioid and omni patterns.
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

Research and Development
We recognize that continued investment in product research and development (including design) is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2019, 2018 and 2017 were $161.2 million, $143.8 million and $130.5 million, respectively. We expect to continue to devote significant resources to research, development and design, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.
Sales and Distribution
Principal Markets
Sales by geographic region for fiscal years 2019, 2018 and 2017 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Americas	$1,190,216	$1,118,324	$963,674
EMEA	861,731	820,347	746,898
Asia Pacific	736,375	628,192	510,855
Total Sales	$2,788,322	$2,566,863	$2,221,427
Revenues from sales to customers in Switzerland, our home domicile, represented 3%, 2% and 2% of our sales in fiscal years 2019, 2018 and 2017, respectively. In fiscal years 2019, 2018 and 2017, revenues from sales to customers in the United States represented 36%, 37% and 37% of our sales, respectively. In fiscal year 2019, 2018 and 2017, revenues from sales to customers in Germany represented 18%, 16% and 17% of our sales, respectively. Revenues from sales to customers in China represented 10% of our sales for fiscal year 2019. No other country represented more than 10% of our sales for fiscal years 2019, 2018 or 2017.
Sales and Distribution
Our sales and marketing activities are organized into three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East, Africa) and Asia Pacific (China, Japan, Australia, Taiwan, India and other countries).

Logitech International S.A. | Fiscal 2019 Form 10-K | 8

We sell our products primarily to a network of distributors, retailers and e-tailers. We support these channels with our direct sales force and third-party distribution centers located in North America, South America, Europe and Asia Pacific.
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
Logitech's products can be purchased in most major retail chains, where we typically have access to significant shelf space. In the U.S., these chains include Best Buy, Walmart, Staples, Office Depot and Target. In Europe, chains include Metro Group (Media-Saturn Group), Elkjop, FNAC, and Dixons Stores Group PLC. Logitech also sells products to non-traditional retail channels such as telcos. In addition, Logitech products can be purchased online either directly from Logitech.com or through e-tailers, such as Amazon.com, the websites of our major retail chains noted previously, and others. Logitech products are also carried by business-to-business direct market resellers such as CDW, Insight, Zones, PC Connection, and SHI.
In fiscal years 2019, 2018 and 2017, Ingram Micro and its affiliated entities together accounted for 13%, 15% and 15% of our gross sales, respectively. In fiscal years 2019, 2018 and 2017, Amazon Inc. and its affiliated entities together accounted for 14%, 13% and 12% of our gross sales, respectively. No other customer individually accounted for more than 10% of our gross sales during fiscal years 2019, 2018 or 2017.
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

•	Agreements allow price protection credits to be issued for on-hand or in-transit new inventory if we, in our sole discretion, lower the price of the product.

•	We grant limited stock rotation return rights in certain territories.
The material terms of our reseller agreements with Amazon and its affiliated entities are summarized as follows:

•	Each agreement has a one year term followed by one-year automatic renewals.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 9

Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with an outsourced operation that has support centers located in China, South Korea, India, the Philippines, Mexico, Bulgaria and Northern Ireland. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. For some of our brands, dedicated support websites and channels are available. Logitech provides warranties on our branded products that range from one to five years. For our Video Collaboration business, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
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
As we target opportunities in new categories and markets and as some of our product categories demonstrate growth, we are confronting new competitors, many of which may have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories, as well as future ones we might enter. Many of these companies have greater financial, technical, sales, marketing, and other resources than we have.

Logitech International S.A. | Fiscal 2019 Form 10-K | 10

We expect continued competitive pressure in our business, including in the terms and conditions that our competitors offer customers, which may be more favorable than our terms and conditions and may require us to take actions to increase our customer incentive programs, which could impact our sales and operating margins.
Creativity and Productivity
Pointing Devices: Apple, Microsoft Corporation and HP Inc. are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo Technology Co., Ltd., and Xiaomi Inc.
Keyboards & Combos: Microsoft and Apple are the main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboard and combos from less-established brands, including house brands and local competitors in Asian markets.
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
PC Webcams: Our primary competitors for PC webcams are Microsoft and other manufacturers taking smaller market share such as Razer Inc.
Gaming
Competitors for our Gaming products include Razer Inc., Corsair, SteelSeries, Turtle Beach Corporation and Kingston Technology Corporation, among others.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Polycom, Inc. (acquired by Plantronics, Inc.), GN Netcom/Jabra (which recently acquired Altia Systems), and AVer Information Inc., among others.
Music
Mobile Speakers: Our competitors for Bluetooth wireless speakers include Bose Corporation, Harman International Industries, Inc (owned by Samsung Electronics Co., Ltd.), and Beats Electronics LLC (owned by Apple Inc.), among others. Harman is our largest competitor. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home and Apple HomePod, also compete with our products. Amazon is also a significant customer of our products.
Audio & Wearables: For PC speakers, our competitors include Bose, Cyber Acoustics, Phillips, Creative Labs, Inc, Apple and Samsung, among others.
For PC headsets, our main competitors include Plantronics Inc. and GN Netcom, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony, JBL and Sennheiser, among others. The platform providers (e.g., Apple and Samsung) are able to craft tighter experiences for their consumers due to their ability to control both ends of the ecosystem (the headphone and the mobile device).
Our competitors for Blue Microphones products include Rode Microphones LLC, Audio Technica Corporation, Samson Technologies, Shure Inc, Razer Inc and Apogee Electronics, among others.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 11

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
To distinguish genuine Logitech products from competing products and counterfeit products, Logitech has used, registered, or applied to register certain trademarks and trade names in the United States and other countries and jurisdictions. Logitech enforces its trademark and trade name rights in the United States and other countries. In addition, the software for Logitech's products and services is entitled to copyright protection, and we generally require our customers to obtain a software license before providing them with that software. We also protect details about our products and services as trade secrets through employee training, license and non-disclosure agreements, technical measures and other reasonable efforts to preserve confidentiality.
Environmental Regulation
We are subject to laws and regulations in many jurisdictions regulating the materials used in our products and, increasingly, product-related energy consumption, and the recycling of our products, batteries, and packaging.
Europe.    In Europe, we are subject to the European Union's (EU's), Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment Directive 2011/65/EU (RoHS Directive). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials including lead, mercury, cadmium, chromium, phthalates and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be compliant with the RoHS Directive, we issue a declaration of conformity and mark the product with the 'CE' mark.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 12

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 13

Seasonality
Our product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December) primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Due to the timing of our new product introductions, we believe that year-over-year comparisons are more indicative of variability in our results of operations than the current quarter to prior quarter comparisons.
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
Employees
As of March 31, 2019, we employed approximately 6,600 regular employees, of which approximately 3,400 employees are in our Suzhou manufacturing facilities, and from the remaining 3,200 regular employees, approximately 740 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of March 31, 2019 *:

Name	Age	Nationality	Position
Guerrino De Luca	66	Italian and U.S.	Executive Chairman of the Board
Bracken Darrell	56	U.S.	President and Chief Executive Officer
Vincent Pilette *	47	Belgian	Chief Financial Officer
Nate Olmstead *	47	U.S.	Interim Chief Financial Officer
* On April 29, 2019, Mr.Pilette announced his resignation, effective following the filing of this Annual Report on Form 10-K, and Logitech appointed Mr. Olmstead as interim Chief Financial Officer, to be effective as of June 1, 2019. In addition, Marcel Stolk, Executive Chairman, Logitech Europe S.A. and Logitech's Senior Vice President, Business Model Innovation, resigned as an executive officer, effective as of March 31, 2019.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 14

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
Nate Olmstead joined Logitech in April 2019 as Vice President of Business Finance and was appointed interim Chief Financial Officer to be effective as of June 2019. Prior to joining Logitech, Mr. Olmstead served in various financial management roles at Hewlett-Packard Company and Hewlett-Packard Enterprise, a multinational information technology company, most recently as the Vice President of Finance for Global Operations at Hewlett-Packard Enterprise from June 2017 to March 2019. He also served as Vice President of Finance, EG Global Supply Chain and Quality from February 2015 to June 2017, Vice President of Finance, HP Storage and HP Converged Systems from 2009 to February 2015, and Director, HP Investor Relations from 2006 to 2009. Mr. Olmstead holds a BA degree from Stanford University and an MBA from Harvard Business School.
Available Information
Our Investor Relations website is located at https://ir.logitech.com. We post and maintain an archive of our earnings and other press releases, current reports, annual and quarterly reports, earnings release schedule, information regarding annual general meetings, further information on corporate governance, and other information regarding the Company on the Investor Relations website. The information we post includes filings we make with the SEC, including reports on Forms 10-K, 10-Q, 8-K, and our proxy statement related to our annual shareholders' meeting and any amendments to those reports or statements filed or furnished pursuant to U.S. securities laws or Swiss laws. All such filings and information are available free of charge on the website, and we make them available on the website as soon as reasonably possible after we file or furnish them with the SEC. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these websites are intended to be inactive textual references only.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 15

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 16

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

Our future growth will depend on our diversified product growth opportunities, and if we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results could be adversely affected.

We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining or flat for several years, and it may continue to decline in the future. This has put pressure on consumer demand for PC peripherals in many of our markets and may cause sales growth of our PC peripherals to slow and, in some cases, decline. We expect this trend may continue.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 17

other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

As a result, we are attempting to diversify our product category portfolio and focusing more of our attention, which may include personnel, financial resources and management attention, on product innovations and growth opportunities, including products for gaming, products for video collaboration, products for the consumption of digital music, products for the digital home, and on other potential growth opportunities in addition to our PC peripherals product categories. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

Creativity & Productivity. Despite slowing or declines in sales of PCs, our pointing devices, keyboards, webcams and other PC peripherals have continued to see some growth as a result of consumers refreshing their existing PCs, product innovation and new consumer trends, such as social content creation. If these trends and other growth drivers do not continue, or result in erratic periods of growth, our results of operations could be more susceptible to the trends in PCs and our business and our results could be adversely affected.

Gaming. We are building a diverse business that features a variety of gaming peripherals. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and our results of operations could be adversely affected.

Video Collaboration. While we view the small and medium-sized user groups opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we and our competitors are developing. If the market opportunity proves to be sustainable, we expect increased competition from established competitors in the video conferencing market as well as from new entrants who are gaining traction as the industry comes to accept new technology and new solutions. In order to continue to grow in this opportunity, we may need to further build and scale our own enterprise sales force, a capability that several of our competitors in this category already have.

Music. We are focused on products for the consumption of digital music as a sales growth area. Competition in the mobile speaker and headphone categories is intense, and we expect it to increase. Moreover, the market for mobile speakers appears to be maturing with slower growth or even declining. If we are not able to grow our existing and acquired product lines and introduce differentiated products and marketing strategies to separate our products and brands from competitors' products and brands, our mobile speaker and audio headphone efforts will not be successful, and our business and results of operations could be adversely affected.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 18

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 19

Creativity & Productivity

Pointing Devices. Apple, Microsoft and HP are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets such as Elecom, Buffalo, Rapoo and Xiaomi.

Keyboards & Combo. Microsoft and Apple are our main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for keyboard and combos from less-established brands, including house brands and local competitors in Asian markets.

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

PC Webcams. Our primary competitors for PC webcams are Microsoft and other manufacturers taking smaller market share such as Razer.

Gaming

Competitors for our Gaming products include Razer, Corsair, Component, SteelSeries, Turtle Beach and Kingston, among others.

Video Collaboration

Our competitors for Video Collaboration products are numerous across various categories with many new entrants. Competitors include Cisco Systems, Polycom, Inc. (acquired by Plantronics), GN Netcom/Jabra (which recently acquired Altia Systems), AVer Information, among others.

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

Audio & Wearables. For PC speakers, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Apple and Samsung. For PC headset, we face numerous competitors, including Plantronics and GN Netcom among others. In-ear headphones competitors include Beats, Bose, Apple Sony, JBL and Sennheiser, among others. Our competitors for Blue Microphones products include Rode, Audio-Technica, Samson, Shure, Razer and Apogee, among others.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 20

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

In addition, starting in fiscal year 2016, we increased the number of our products that we manufacture in our own facilities. This increases the inventory that we purchase and maintain to support such manufacturing. We are also utilizing sea shipments more extensively than air delivery, which will cause us to build and ship products to our distribution centers earlier and will also result in increases in inventory. These operational shifts increase the risk that we have excess or obsolete inventory if we do not accurately forecast product demand.

 We have experienced large differences between our forecasts and actual demand for our products. We expect other differences between forecasts and actual demand to arise in the future. If we do not accurately predict product demand, our business and operating results could be adversely affected.

Logitech International S.A. | Fiscal 2019 Form 10-K | 21

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

Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, trade policy and tariffs, the complexity and functionality of new product innovations and other factors. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 22

As we continue our efforts to lower our costs and improve our operating leverage, we may or may not fully realize our goals.

Our strategy over the past several years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We restructured our business in fiscal years 2014 through 2016, and we may continue to divest or discontinue non-strategic product categories. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support long-term growth opportunities. We expect to have substantially completed this restructuring within the next three months.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, we acquired Saitek to expand into the gaming simulation and controller markets, and we acquired Blue Microphones to expand into the microphones market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions

Logitech International S.A. | Fiscal 2019 Form 10-K | 23

may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million non-cash goodwill impairment charge in fiscal year 2015 related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in or issues with their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models, conflicts among our channels of distribution, or failure to build and scale our own sales force for certain product categories and enterprise channel partners could adversely affect our business, results of operations, operating cash flows and financial condition.

We primarily sell our products to a network of distributors, retailers and e-tailers (together with our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.

While our overall distribution relationships are diffuse, over a quarter of our gross sales are concentrated with two customers - Amazon Inc. and Ingram Micro - and their affiliated entities.  If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon and Ingram Micro, any adverse change in either of those relationships could have an adverse on our results of operations and financial condition.

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

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. Certain products categories, such as Video Collaboration, may also require that we further build and scale our own enterprise sales force. Several of our competitors already have large enterprise sale forces and experience and success with that sales model. If we are unable to build successful distribution channels, build and scale our own and enterprise sales force or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

Logitech International S.A. | Fiscal 2019 Form 10-K | 24

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

We produce approximately half of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers, in China and Malaysia.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 25

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 26

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

•
Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Eurozone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018 and 2019, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented

Logitech International S.A. | Fiscal 2019 Form 10-K | 27

may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2019, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

As a company operating in many markets and jurisdictions, expanding into new growth categories and engaging in acquisitions, and as a Swiss, dual - listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

Based on our current business model and as we expand into new markets and product categories and acquire companies, businesses and assets, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions.These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

Logitech International S.A. | Fiscal 2019 Form 10-K | 28

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 29

Claims by others that we infringe their proprietary technology could adversely affect our business.

We have been expanding the categories of products we sell, such as entering new markets and introducing products for tablets, other mobile devices, digital music, and video collaboration. We expect to continue to enter new categories and markets. As we do so, we face an increased risk that claims alleging we infringe the patent or other intellectual property rights of others, regardless of the merit of the claims, may increase in number and significance. Infringement claims against us may also increase as the functionality of video, voice, data and conferencing products begin to overlap. This risk is heightened by the increase in lawsuits brought by holders of patents that do not have an operating business or are attempting to license broad patent portfolios and by the increasing attempts by companies in the technology industries to enjoin their competitors from selling products that they claim infringe their intellectual property rights. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. A successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation or the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our business and results of operations.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 30

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

In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. The most recent material weakness was identified during the preparation of our audited financial statements for the year ended March 31, 2017, and was related to the allowances and accruals for customer incentives, cooperative marketing and pricing programs. In the past, we have identified other material weaknesses in our internal control over financial reporting, as described in our Annual Reports on Form 10-K for fiscal year 2017, certain of which resulted in late filings of and an amendment to our periodic reports and in restatements of our financial results. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our remediation efforts are not effective or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, we could be subject to litigation which, whether meritorious or not, remediation efforts could be time-consuming, costly and/or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

Logitech International S.A. | Fiscal 2019 Form 10-K | 31

In March 2017, our Board of Directors authorized a three-year $250.0 million repurchase program of our registered shares. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Logitech International S.A. | Fiscal 2019 Form 10-K | 32

ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2020. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and corporate offices in Newark, California and Hsinchu, Taiwan, together make up approximately 286,000 square feet of leased space. Both our Lausanne, Switzerland and Newark, California locations serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 77 locations and 40 countries, with lease expiration dates from 2019 to 2030.
As of March 31, 2019, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 722,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory. We believe that our manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

Logitech International S.A. | Fiscal 2019 Form 10-K | 33

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 3, 2019, there were 173,106,620 shares issued (including 6,508,074 shares held as treasury stock) held by 16,510 holders of record, and the closing price of our shares was CHF 41.21 ($40.45 based on exchange rates on such date) per share on the SIX Swiss Exchange and $40.35 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2019, the Board of Directors recommended that the Company increase the cash dividend for fiscal year 2019 by approximately 10% to CHF 121.8 million ($122.4 million based on the exchange rate on March 31, 2019). On September 5, 2018, Logitech's shareholders approved a cash dividend payment of CHF 110.7 million out of retained earnings to Logitech shareholders who owned shares on September 18, 2018. Eligible shareholders were paid CHF 0.67 per share ($0.69 per share in U.S. Dollars), totaling $114.0 million in U.S. Dollars on September 21, 2018. On September 12, 2017, Logitech's shareholders approved a cash dividend payment of CHF 100.0 million out of retained earnings to Logitech shareholders who owned shares on September 22, 2017. Eligible shareholders were paid CHF 0.61 per share ($0.63 per share in U.S. Dollars), totaling $104.2 million in U.S. Dollars on September 27, 2017.
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
Share Repurchases
In fiscal year 2019, the following approved share buyback program was in place (in thousands):

Share Buyback Program	Approved Shares (1)	Approved Amounts
March 2017	17,311	$250,000
(1) The approval of our share buyback programs by the Swiss Takeover Board limits the number of shares that we may repurchase to no more than 10% of our authorized share capital and voting rights.

Logitech International S.A. | Fiscal 2019 Form 10-K | 34

The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased	CHF (LOGN)	USD (LOGI)
March 31, 2017	4,027	22.00	15.29	$94,642
March 31, 2018	863	34.53	—	$219,893
March 31, 2019	808	39.58	—	$187,433

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2019		CHF (LOGN)	USD (LOGI)
Month 1
December 29, 2018 to January 25, 2019	—	—	—	$197,428
Month 2
January 26, 2019 to February 22, 2019	276	35.95	—	187,433
Month 3
February 23, 2019 to March 31, 2019	—	—	—	187,433
	276	35.95	—	$187,433
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 35

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2014, and calculates the annual return through March 31, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
________________________________________

*$100 invested on March 31, 2014, in stock or index, including reinvestment of dividends.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2014	2015	2016	2017	2018	2019
Logitech	$100	$90	$113	$232	$273	$296
Nasdaq Composite Index	$100	$118	$119	$146	$176	$195
S&P 500 Information and Technology Index	$100	$118	$128	$159	$204	$235

ITEM 6.    Selected Financial Data
This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

Logitech International S.A. | Fiscal 2019 Form 10-K | 36

	Years ended March 31,
	2019	2018	2017	2016(1)	2015(1)

	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,788,322	$2,566,863	$2,221,427	$2,018,100	$2,004,908
Operating income	$263,194	$229,733	$211,860	$129,058	$154,184
Net income from continuing operations	$257,573	$208,542	$205,876	$128,362	$148,429
Loss from discontinued operations (1)	$—	$—	$—	$(9,045)	$(139,146)
Net income	$257,573	$208,542	$205,876	$119,317	$9,283
Net income (loss) per share - basic:
Continuing operations	$1.56	$1.27	$1.27	$0.79	$0.91
Discontinued operations	$—	$—	$—	$(0.06)	$(0.85)
Net income per share - basic	$1.56	$1.27	$1.27	$0.73	$0.06
Net Income (loss) per share - diluted:
Continuing operations	$1.52	$1.23	$1.24	$0.77	$0.89
Discontinued operations	$—	$—	$—	$(0.05)	$(0.83)
Net income per share - diluted	$1.52	$1.23	$1.24	$0.72	$0.06

Cash dividend per share	$0.69	$0.63	$0.57	$0.53	$0.27

Net cash provided by operating activities	$305,181	$346,261	$288,389	$185,195	$181,463
Net cash used in investing activities (2)	$(173,345)	$(128,704)	$(99,679)	$(59,975)	$(48,289)

	March 31,
	2019	2018	2017	2016 (3)	2015(3)
Consolidated balance sheet data
Cash and cash equivalents	$604,516	$641,947	$547,533	$519,195	$533,380
Total assets	$2,024,124	$1,743,157	$1,498,677	$1,324,147	$1,426,680
Total shareholders' equity	$1,176,339	$1,050,557	$856,111	$759,948	$758,134
_______________________________________________________________________________

(1)
On December 28, 2015, we divested our Lifesize video conferencing business and, as a result, we have reflected the Lifesize video conferencing business as discontinued operations in our consolidated statements of operations data above for all periods noted. Historical cash flows from discontinued operations were not material and are included in the cash flow data above.

(2)
The line item previously called Change in restricted cash has been eliminated from the statements of cash flows and instead restricted cash has been included in the cash, cash equivalents and restricted cash line items to conform to the consolidated statements of cash flows for fiscal year 2019 due to the adoption of ASU 2016-18. The impact was not material.

(3)	The above consolidated cash and cash equivalents exclude Lifesize video conferencing business.

Logitech International S.A. | Fiscal 2019 Form 10-K | 37

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
Overview of Our Company
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Jaybird, Ultimate Ears, Logitech G, ASTRO Gaming and Blue Microphones.

Our products participate in five large market opportunities: Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
From time to time, we may seek to partner with or acquire when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends and the evolving nature of the interface between the consumer and the digital world.
On August 21, 2018, we acquired all equity interests in Blue Microphones Holding Corporation (Blue Microphones) for a total consideration of $134.8 million in cash (the Blue Microphones Acquisition), which included a working capital adjustment and repayment of debt on behalf of Blue Microphones. Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition supplements our product portfolio.

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
Summary of Financial Results
Our total sales for fiscal year 2019 increased 9% in comparison to fiscal year 2018. The growth was broad-based across our regions and across most of our product categories. The results of operations for Blue Microphones have been included in our consolidated statements of operations from the acquisition date. For fiscal year 2019, Blue Microphones contributed approximately 2 percentage points of the sales growth rate.
Sales for fiscal year 2019 increased 6%, 5% and 17% in the Americas, EMEA and Asia Pacific, respectively.
Gross margin increased by 180 basis points to 37.2% during fiscal year 2019, compared to fiscal year 2018. The increase in gross margin was primarily driven by favorable product mix and cost reductions. In addition, extra costs from the transition of the distribution center in North America in the third quarter of fiscal year 2018 negatively affected the gross margin in fiscal year 2018.
Operating expenses for fiscal year 2019 were $773.8 million, or 27.8% of sales, compared to $679.5 million, or 26.5% of sales, for fiscal year 2018. The increase in operating expenses was primarily driven by: $47.8 million higher personnel-related cost due to restructuring charges in the current period, increased performance-based variable compensation and additional headcount from business acquisitions; $32.6 million higher third-party costs, primarily advertising and marketing expenses to support our new product introductions and new market

Logitech International S.A. | Fiscal 2019 Form 10-K | 38

opportunities; $5.0 million higher amortization of intangible assets from the business acquisitions; and a $4.9 million non-recurring credit for change in fair value of contingent consideration from an acquisition recorded in fiscal year 2018.
Net income for fiscal year 2019 was $257.6 million, compared to $208.5 million for fiscal year 2018.
Trends in Our Business
Our strategy focuses on five large multi-category market opportunities including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We see opportunities to deliver growth with products in all these markets. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  Although new PC shipments continue to be weak, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple new consumer use cases, which we are addressing with our innovative product portfolio. The increasing popularity of streaming and broadcasting provides additional growth opportunities for our Webcam products. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for the iPad and iPad mini. In fiscal year 2019, we have seen a recovery of the iPad tablet market, and our Tablet & Other Accessories category has benefited from the recovery along with our innovative products.
Gaming: The PC gaming and console gaming platforms continue to show strong growth as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth. With ASTRO Gaming, we are also strengthening our portfolio in adjacent categories, such as the console controller market.
Video Collaboration:  The near and long-term structural growth opportunities in the video collaboration market are significant and are already attracting more competition. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium and large-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.
Music: The music market grew during fiscal year 2019, driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in fiscal year 2019. In fiscal year 2019, the headphone industry continued to flourish with strong revenue growth. The largest growth came in True Wireless headphones where the market tripled year over year and added substantial increases to average selling price. Continued growth in the headphone category is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. With Blue Microphones, we are strengthening our portfolio in adjacent categories, such as the microphones market.
Smart Home: Our remote business declined substantially in fiscal year 2019 as the attachment to the voice assistants of Harmony Hub-based remote controls was not a sustainable trend. In general, the space is under pressure as the way people consume content is changing. We will continue to explore other innovative experiences for the Smart Home category.
Business Seasonality, Product Introductions and Business Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical

Logitech International S.A. | Fiscal 2019 Form 10-K | 39

patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, estimates, and assumptions that affect reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities.
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
Accruals for Customer Programs and Product Returns
We record accruals for cooperative marketing, customer incentive, pricing programs (Customer Programs) and product returns. The estimated cost of these programs is usually recorded as a reduction of revenue. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period. Certain Customer Programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage". If we receive a separately identifiable benefit from a customer and can reasonably estimate the fair value of that benefit, the cost of the Customer Programs is recognized in operating expenses.
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
Cooperative marketing arrangements and customer incentive programs are considered variable consideration, which we estimate and record as a reduction to revenue at the time of sale based on negotiated terms, historical experiences, forecasted incentives, the anticipated volume of future purchases, and inventory levels in the channel.
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
Product Returns.    We grant limited rights to return products. Return rights vary by customer and range from just the right to return the defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of

Logitech International S.A. | Fiscal 2019 Form 10-K | 40

historical return trends by the customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, we reduce sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.
We apply a breakage rate to reduce our accruals of Customer Programs based on the estimated percentage of these customer programs that will not be claimed or earned. The breakage rate is applied at the time of sale. Significant management judgments and estimates are used to determine the breakage of the programs in any accounting period.
We regularly evaluate the adequacy of our accruals for Customer Programs and product returns. Future market conditions and product transitions may require us to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to revenue or operating expenses.
Inventory Valuation
We must order components for our products and build inventory in advance of customer orders. Further, our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand.
We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand which is not expected to be sold or utilized is considered excess, and we recognize the write-down in the cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and the lower-cost basis for that inventory is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.
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
Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, the probability of achievement of the set performance conditions, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. The dividend yield assumption is based on our history and expectations of future dividend payouts.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 41

Accounting for Income Taxes
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by the changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in our assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.
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
Goodwill Impairment Analysis
We conduct a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Refer to Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for the disclosures. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. For the year ended March 31, 2019, we elected to perform a qualitative assessment and determined that impairment was not more likely than not and no further analysis was required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We currently have only one reporting unit.
Product Warranty Accrual
We estimate the cost of product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected costs, and knowledge of specific product failures that are outside of our typical experience. Each fiscal quarter, we reevaluate estimates to assess the adequacy of recorded warranty liabilities. When we experience changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our results of operations.

Logitech International S.A. | Fiscal 2019 Form 10-K | 42

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
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired include but are not limited to:

•	assumptions regarding royalty rate range and forecasted revenue growth rate;

•	assumptions regarding the estimated useful life of the acquired intangibles;

•	discount rates.
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
The economic useful life of the trademarks and trade names from the business acquisitions was determined based on the expected life of the trade names and the cash flows anticipated over the forecasted periods
Adoption of New Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for recent accounting pronouncements adopted and to be adopted.
Constant Currency
We refer to our net sales growth rates excluding the impact of currency exchange rate fluctuations as "constant currency" sales growth rates. Percentage of constant currency sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.
Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by significant shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange results on our sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.
Reference to Sales
The term “sales” means net sales, except as otherwise specified and the sales growth discussion and sales growth rate percentages are in U.S. Dollars, except as otherwise specified.
Results of Operations
Net Sales
During fiscal year 2019, sales increased 9% in comparison to fiscal year 2018. If currency exchange rates had been constant in 2019 and 2018, our constant currency sales growth rate would have been 10%. We grew across most of our product categories, with double-digit growth in our Gaming, Video Collaboration, Tablet & Other Accessories and Audio & Wearables product categories and strong growth in Keyboards & Combos. Sales declined for Mobile Speakers and Smart Home product categories. Blue Microphones contributed approximately 2 percentage points of the sales growth rate. The adoption of Topic 606 increased our sales for fiscal year 2019 by $3.7 million.
During fiscal year 2018, sales increased 16% in comparison to fiscal year 2017. If currency exchange rates had been constant in 2018 and 2017, our constant currency sales growth rate would have been 13%. We grew across almost all our product categories. Tablet & Other Accessories, Video Collaboration, Gaming, and Smart

Logitech International S.A. | Fiscal 2019 Form 10-K | 43

Home grew double digits, with Gaming contributing more than 8 percentage points of the sales growth rate during the year, including approximately 2 percentage points contributed by ASTRO.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. For each of the fiscal years 2019, 2018 and 2017, 50% of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2019 compared with fiscal year 2018, and fiscal year 2018 compared with fiscal year 2017:

	2019 vs. 2018		2018 vs. 2017
	Sales Growth Rate	Sales Growth Rate in Constant Currency	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	6%	7%	16%	16%
EMEA	5	7	10	4
Asia Pacific	17	19	23	22
Americas
The increase in sales in fiscal year 2019 of 6% compared with fiscal year 2018 was driven by growth in Gaming, Video Collaboration, Audio & Wearables, Keyboards and Combos, Tablet & Other Accessories and PC Webcams, partially offset by sales declines in Mobile Speakers, Smart Home and Pointing Devices.
The increase in sales in fiscal year 2018 of 16% compared with fiscal year 2017 was driven by growth in Pointing Devices, Tablet & Other Accessories, Video Collaboration, Gaming, and Smart Home.
EMEA
The increase in sales in fiscal year 2019 of 5% compared with fiscal year 2018 was driven by several of our product categories, with growth in Video Collaboration, Gaming, Pointing Devices and Tablet & Other Accessories, partially offset by sales declines in Mobile Speakers and Smart Home.
The increase in sales in fiscal year 2018 of 10% compared with fiscal year 2017 was driven by several of our product categories, with growth in Video Collaboration, Gaming, and Smart Home, partially offset by Pointing Devices and Audio & Wearables.
Asia Pacific
The increase in sales in fiscal year 2019 of 17% compared with fiscal year 2018 was primarily driven by sales increases in Gaming, Video Collaboration, Keyboard & Combos and Pointing Devices, offset by sales declines in Mobile Speakers.
The increase in sales in fiscal year 2018 of 23% compared with fiscal year 2017 was primarily driven by sales increases in Pointing Devices, Video Collaboration, Music and Gaming.

Logitech International S.A. | Fiscal 2019 Form 10-K | 44

Sales by Product Categories
Sales by product categories for fiscal years 2019, 2018 and 2017 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Pointing Devices	$536,890	$516,637	$501,562	4%	3%
Keyboards & Combos	536,619	498,472	480,312	8	4
PC Webcams	121,282	112,147	107,087	8	5
Tablet & Other Accessories	128,315	107,942	76,879	19	40
Video Collaboration	259,521	182,717	127,009	42	44
Mobile Speakers	230,378	314,817	301,021	(27)	5
Audio & Wearables	277,429	252,330	246,390	10	2
Gaming	648,130	491,995	314,362	32	57
Smart Home	49,344	89,373	65,510	(45)	36
Other (1)	414	433	1,295	(4)	(67)
Total Sales	$2,788,322	$2,566,863	$2,221,427	9	16

(1)	Other category includes products which we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.
Sales by Product Categories:
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC and Mac-related mice including trackballs, touchpads and presentation tools.
During fiscal year 2019, Pointing Devices sales increased 4%, compared to fiscal year 2018. The increase was primarily driven by the increases in sales of cordless mice and presentation tools. The increase in cordless mice was lead by strong contribution from the MX family of premium cordless mice, including the Vertical Wireless Mouse introduced in the second quarter of fiscal year 2019 as well as continued performance for MX Master 2S Wireless Mouse and B220 Silent Mouse.
During fiscal year 2018, Pointing Devices sales increased 3%, compared to fiscal year 2017. The increase was primarily driven by the increases in sales of cordless mice, trackball and presentation tools, partially offset by a decrease in the sales of corded mice.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.
During fiscal year 2019, Keyboards & Combos sales increased 8%, compared to fiscal year 2018. The increase was primarily driven by the increases in sales of wireless keyboard/mice combos, mainly from increased sales of our MK 540, MK270 and MK110 wireless keyboard/mice combo, and an increase in sales of our wireless PC keyboard.
During fiscal year 2018, Keyboards & Combos sales increased 4%, compared to fiscal year 2017. The increase was primarily driven by the introduction of Craft cordless keyboard and increased sales of our MK270 and MK235 wireless keyboard/mice combo, partially offset by the decreases in sales of the MK710 wireless keyboard/mice combo and K400 Plus wireless keyboard.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.
During fiscal year 2019, PC Webcams sales increased 8%, compared to fiscal year 2018. The increase was primarily driven by the increases in sales of our HD Pro Webcam C920 and 1080 Pro Steam Webcam.

Logitech International S.A. | Fiscal 2019 Form 10-K | 45

During fiscal year 2018, PC Webcams sales increased 5%, compared to fiscal year 2017. The increase was primarily driven by the increases in sales of our 1080P Pro Stream Webcam, partially offset by the decrease in sales of our HD Pro Webcam C920 and HD Webcam C525.
Tablet & Other Accessories
Our Tablet & Other Accessories category comprises keyboards for tablets and smartphones as well as other accessories for mobile devices.
During fiscal year 2019, Tablet & Other Accessories sales increased 19%, compared to fiscal year 2018. The increase was primarily driven by the introductions of our Slim Folio keyboard cases for the iPad 5th/6th Generation, education-based Rugged Combo 2, Slim Combo keyboard cases for the iPad 5th/6th Generation, Crayon (a digital pencil) and POWERED (a wireless charging dock for iPhone) during fiscal year 2019.
During fiscal year 2018, Tablet & Other Accessories sales increased 40%, compared to fiscal year 2017. The increase was primarily driven by the introduction of Slim Folio keyboard cases for the iPad 5th Generation, Slim Combo keyboard cases for the iPad Pro, and Rugged Combo keyboard case, partially offset by a decrease in sales of Create and Type+ keyboard cases.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets and console gaming controllers.
During fiscal year 2019, Gaming sales increased 32%, compared to fiscal year 2018. The increase was primarily due to increases in sales of our core PC gaming products and console gaming headsets, which benefited from the growing gaming market, growth in eSports, expansions in new channels and regions, and expansion in product portfolios. The increase for fiscal year 2019 was also driven by the fact that the ASTRO Acquisition closed on August 11, 2017, in the middle of our fiscal year 2018 second quarter, resulting in a partial comparative period impact. The growth was partially offset by a slight decline in our simulation products.
During fiscal year 2018, Gaming sales increased 57%, compared to fiscal year 2017. Growth in Gaming sales was broad-based, especially driven by the ASTRO Acquisition, the sales increases of the G29 Driving Force steering wheel, the G502 Proteus Spectrum gaming mouse and the G203 gaming mouse, and the introduction of the G903 gaming mouse. For fiscal year 2018, ASTRO contributed $54.1 million to sales.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combines affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.
During fiscal year 2019, Video Collaboration sales increased 42%, compared to fiscal year 2018. The increase was primarily due to increases in sales of our MeetUp and PTZ Pro 2 video conference cameras, BRIO Pro Webcam and C925E Webcam, and the introductions of our Rally and Rally Ultra-HD PTZ Conference Camera in the third quarter of fiscal year 2019.
During fiscal year 2018, Video Collaboration sales increased 44%, compared to fiscal year 2017. The increase was primarily due to the introductions of MeetUp and PTZ Pro 2 video conference cameras and increases in sales of our Logitech Group conference camera, C930e and Brio 4K Pro webcams. The sales increase was partially offset by a decrease in sales of our PTZ Pro video conference camera.
Music market:
Mobile Speakers
Our Mobile Speakers category comprises portable wireless Bluetooth and Wi-Fi speakers.
During fiscal year 2019, Mobile Speakers sales decreased 27%, compared to fiscal year 2018. The decrease was primarily due to decreases in sales of our existing Ultimate Ears speakers. The decrease was partially offset by sales from the introductions of our Ultimate Ears MEGABOOM 3 and BOOM 3 mobile speakers in the second quarter of fiscal year 2019.

Logitech International S.A. | Fiscal 2019 Form 10-K | 46

During fiscal year 2018, Mobile Speakers sales increased 5%, compared to fiscal year 2017. The increase was primarily due to the increases in sales of the Ultimate Ears WONDERBOOM product and the introductions of the Ultimate Ears BLAST and MEGABLAST, which were both released in the third quarter of fiscal year 2018. The sales increase was partially offset by a decrease in sales of our Ultimate Ears BOOM 2, Ultimate Ears MEGABOOM, and Ultimate Ears ROLL 2.
Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.
During fiscal year 2019, Audio & Wearables sales increased 10%, compared to fiscal year 2018. The increase was primarily due to the increase in sales of our corded headsets and sales from products as a result of the Blue Microphones Acquisition (see Note 3 to the consolidated financial statements), partially offset by a decrease in sales of our PC speakers and Jaybird wireless in-ear headphones.
During fiscal year 2018, Audio & Wearables sales increased 2%, compared to fiscal year 2017. The increase was primarily due to the increase in sales from our Jaybird wireless in-ear headphones, partially offset by a decrease in sales of our PC speakers.
Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.
During fiscal year 2019, Smart Home sales decreased 45%, compared to fiscal year 2018. The decrease was primarily due to the decreases in sales of our Harmony remotes and home security cameras.
During fiscal year 2018, Smart Home sales increased 36%, compared to fiscal year 2017. The increase was primarily due to the introductions of our Circle 2 wired and wireless home security cameras, in addition to the increase in sales of our Harmony Elite remote, partially offset by a decrease in sales of our Harmony 650 remote.
Gross Profit
Gross profit for fiscal years 2019, 2018 and 2017 was as follows (Dollars in thousands):

	Years Ended March 31,
	2019	2018	2017
Net sales	$2,788,322	$2,566,863	$2,221,427
Gross profit	$1,037,011	$909,241	$820,041
Gross margin	37.2%	35.4%	36.9%
Gross profit consists of sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.
Gross margin increased by 180 basis points to 37.2% during fiscal year 2019, compared to fiscal year 2018. The increase in gross margin was primarily driven by favorable product mix and cost reductions. In addition, extra costs incurred due to the transition of the distribution center in North America in the third quarter of fiscal year 2018 negatively affected the gross margin in fiscal year 2018.
Gross margin decreased by 150 basis points to 35.4% during fiscal year 2018, compared to fiscal year 2017. The decrease in gross margin was primarily driven by increases in Customer Program spend, additional costs incurred due to the transition of the distribution center in North America in the third quarter of fiscal year 2018, and product mix, partially offset by product cost reductions and favorable currency exchange rates. In addition, in fiscal year 2017, we recorded a benefit of $14.4 million primarily due to a change in estimated breakage attributable to Customer Program accruals in EMEA.

Logitech International S.A. | Fiscal 2019 Form 10-K | 47

Operating Expenses
Operating expenses for fiscal years 2019, 2018 and 2017 were as follows (Dollars in thousands):

	Years Ended March 31,
	2019	2018	2017
Marketing and selling	$488,263	$435,489	$379,641
% of sales	17.5%	17.0%	17.1%
Research and development	161,230	143,760	130,525
% of sales	5.8%	5.6%	5.9%
General and administrative	98,732	96,353	100,270
% of sales	3.5%	3.8%	4.5%
Amortization of intangible assets and acquisition-related costs	14,290	8,930	5,814
% of sales	0.5%	0.3%	0.3%
Change in fair value of contingent consideration for business acquisition	—	(4,908)	(8,092)
% of sales	—%	(0.2)%	(0.4)%
Restructuring charges (credits), net	11,302	(116)	23
% of sales	0.4%	—%	—%
Total operating expenses	$773,817	$679,508	$608,181
% of sales	27.8%	26.5%	27.4%
The increase in total operating expenses during fiscal year 2019, compared to fiscal year 2018, was due to increases in marketing and selling expenses, research and development expenses, restructuring charges, amortization of intangible assets from the business acquisitions, and a credit from the change in fair value of contingent consideration recorded in fiscal year 2018 for a business acquisition completed in fiscal year 2017.
The increase in total operating expenses during fiscal year 2018, compared to fiscal year 2017, was due to increases in marketing and selling expenses, research and development expenses, amortization of intangible assets from the business acquisitions, and a lower credit from the change in fair value of contingent consideration for business acquisition, partially offset by the decrease in general and administrative expenses.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2019, marketing and selling expenses increased $52.8 million, compared to fiscal year 2018. The increase was primarily due to an increase of $25.4 million in third-party costs including advertising and marketing expenses to support our new products and an increase of $23.9 million in personnel-related costs due to increased headcount, partly resulting from the Blue Microphones Acquisition, and increased performance-based variable compensation.
During fiscal year 2018, marketing and selling expenses increased $55.8 million, compared to fiscal year 2017. The increase was primarily due to an increase of $30.2 million in expenses for external advertising and marketing and an increase of $23.2 million in personnel-related costs due to increased headcount during the last twelve months to expand our marketing team to support our increased advertising and marketing efforts for our products, including the increased headcount resulting from the ASTRO Acquisition.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2019, research and development expenses increased $17.5 million, compared to fiscal year 2018. The increase was primarily due to an increase of $9.6 million in personnel-related costs for the development

Logitech International S.A. | Fiscal 2019 Form 10-K | 48

of new products and increased headcount, partly resulting from the Blue Microphones Acquisition, and an increase of $5.8 million in third-party costs.
During fiscal year 2018, research and development expenses increased $13.2 million, compared to fiscal year 2017. The increase was primarily due to an increase in higher personnel-related costs for the development of new products and increased headcount from the ASTRO Acquisition.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead and facilities costs for the finance, information systems, executives, human resources and legal functions.
During fiscal year 2019, general and administrative expenses increased $2.4 million, compared to fiscal year 2018. The increase was primarily due to an increase of $2.8 million in personnel-related costs and an increase of $1.4 million in third-party costs including consulting costs, partially offset by a decrease of $1.9 million in infrastructure costs.
During fiscal year 2018, general and administrative expenses decreased $3.9 million, compared to fiscal year 2017. The decrease was primarily due to a decrease of $6.8 million in third-party costs, including mainly consulting costs, partially offset by an increase of $2.6 million in personnel-related costs.
Amortization of Intangibles and Acquisition-Related Costs
Amortization of intangibles included in operating expense and acquisition-related costs during fiscal years 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Amortization of intangible assets	$12,594	$7,518	$4,352
Acquisition-related costs	1,696	1,412	1,462
Total	$14,290	$8,930	$5,814
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The increase in amortization of intangible assets from fiscal year 2018 to 2019 was primarily due to the Blue Microphones Acquisition and the ASTRO Acquisition. The increase in amortization of intangible assets from fiscal year 2018 to 2017 was primarily driven by the ASTRO Acquisition.
Change in Fair Value of Contingent Consideration for Business Acquisition
The change in fair value of contingent consideration for business acquisition during fiscal years 2018 and 2017 is primarily due to lower-than-expected sales of Jaybird products, and revised projected sales of Jaybird products during the remaining Jaybird Acquisition earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market.
In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash.

Logitech International S.A. | Fiscal 2019 Form 10-K | 49

Restructuring Charges (Credits)
The following table summarizes restructuring-related activities during fiscal years 2019, 2018 and 2017 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$5,907	$125	$6,032
Charges, net	23	—	23
Cash payments	(5,195)	(125)	(5,320)
Accrual balance at March 31, 2017	735	—	735
Credits, net	(116)	—	(116)
Cash payments	(619)	—	(619)
Accrual balance at March 31, 2018	—	—	—
Charges, net	11,302	—	11,302
Cash payments	(6,913)	—	(6,913)
Accrual balance at March 31, 2019	$4,389	$—	$4,389
During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.3 million was recognized during fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the Consolidated Statements of Operations. We expect to have substantially completed this restructuring within the next three months.
The restructuring-related activities for the years ended March 31, 2018 and 2017 include activities from our restructuring plan implemented in fiscal year 2016.
Interest Income
Interest income for fiscal years 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Interest Income	$8,375	$4,969	$1,452
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The increases in interest income for fiscal years 2019 and 2018 compared to the prior periods were both due to higher yield earned on those investments.

Logitech International S.A. | Fiscal 2019 Form 10-K | 50

Other Income (Expense), Net
Other income and expense for fiscal years 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Investment income related to the deferred compensation plan	$664	$1,386	$1,343
Currency exchange gain (loss), net	(3,608)	(4,613)	169
Other	2,508	790	165
Total	$(436)	$(2,437)	$1,677
Investment income related to the deferred compensation plan for fiscal years 2019, 2018 and 2017 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
Currency exchange gains or losses relate to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.
The components of net periodic benefit cost other than the service cost component for the year ended March 31, 2019 are included in the line “Other” above as a result of adopting ASU 2017-07 effective April 1, 2018. The impact to the comparative period was immaterial and therefore the prior period statements of operations were not revised.
Provision for Income Taxes
The provision for income taxes and the effective income tax rate for fiscal years 2019, 2018 and 2017 were as follows (Dollars in thousands):

	Years Ended March 31,
	2019	2018	2017
Provision for income taxes	$13,560	$23,723	$9,113
Effective income tax rate	5.0%	10.2%	4.2%
The change in the effective income tax rate between fiscal years 2019 and 2018 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and provisional income tax accounting impact from the enactment of H.R.1, also known as the "Tax Cuts and Jobs Act" (the Tax Act) in the United States on December 22, 2017. The Tax Act permanently reduced the corporate income tax rate in the United States from 35% to 21%. We recorded a provisional income tax charge of $21.7 million, net of valuation allowance against tax credits, in fiscal year 2018 to remeasure the deferred tax effects at 21%. Furthermore, we recognized $10.1 million and $13.4 million of excess tax benefits, net of shortfalls, in fiscal year 2019 and 2018, respectively. In the same periods, there were tax benefits of $2.9 million and $8.3 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations.
The change in the effective income tax rate between fiscal years 2018 and 2017 was primarily driven by provisional impacts in fiscal year 2018 from the Tax Act described above. We recognized $13.4 million of excess tax benefits, net of shortfalls, in fiscal year 2018 after the adoption of ASU 2016-09. Furthermore, there was a tax benefit of $8.3 million in fiscal year 2018 related to the reversal of uncertain tax positions resulting from the expiration of statutes of limitations, compared to $15.4 million in fiscal year 2017.
As of March 31, 2019 and 2018, the total amounts of unrecognized tax benefits due to uncertain tax positions were $76.5 million and $69.1 million, respectively, all of which would affect the effective income tax rates if recognized.
As of March 31, 2019 and 2018, we had $36.4 million and $35.0 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. We recognized $0.6 million, $0.6 million and $0.7 million in interest and penalties related to unrecognized tax positions

Logitech International S.A. | Fiscal 2019 Form 10-K | 51

in income tax expense during fiscal years 2019, 2018 and 2017, respectively. As of March 31, 2019 and 2018, we had $2.5 million and $2.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2017. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2016. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $604.5 million, compared with $641.9 million as of March 31, 2018. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 77% is held in Switzerland and 10% is held in China (including Hong Kong). We do not expect to incur any material adverse tax impact, except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
As of March 31, 2019, our working capital was $632.6 million, compared with working capital of $597.4 million as of March 31, 2018. The increase in working capital over fiscal year 2018 was primarily due to higher accounts receivable, net, higher inventories and other current assets, and lower balance of accounts payable, partially offset by lower balances of cash and cash equivalents and higher accrued and other current liabilities.
We had several uncommitted, unsecured bank lines of credit aggregating to $80.6 million as of March 31, 2019. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2019, we had outstanding bank guarantees of $34.3 million under these lines of credit.
The following table presents selected financial information and statistics as of March 31, 2019, 2018 and 2017 (Dollars in thousands):

	March 31,
	2019	2018	2017
Accounts receivable, net	$383,309	$214,885	$185,179
Accounts payable	$283,922	$293,988	$274,805
Inventories	$293,495	$259,906	$253,401
Days sales in accounts receivable (DSO)(Days)(1)	55	33	33
Days accounts payable outstanding (DPO) (Days)(2)	65	70	79
Inventory turnover (ITO)(x)(3)	5.3	5.9	4.9
______________________________

(1)	DSO is determined using ending accounts receivable, net as of the most recent quarter-end and sales for the most recent quarter.

(2)	DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.

(3)	ITO is determined using ending inventories and the annualized cost of goods sold (based on cost of goods sold for the most recent quarter).
DSO as of March 31, 2019 increased by 22 days to 55 days, as compared to 33 days as of March 31, 2018. The adoption of Topic 606 negatively impacted our DSO for the year ended March 31, 2019 by 18 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as accrued and other current liabilities. The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing or financing activities. Refer to Note 2 to the consolidated financial statements for the details of the adoption impact of Topic 606. Timing of sales also increased DSO by 4 days. DSO as of March 31, 2018 was consistent with DSO as of March 31, 2017.
DPO as of March 31, 2019 decreased 5 days, compared to March 31, 2018, primarily due to the timing of purchases. DPO as of March 31, 2018 decreased 9 days, compared to March 31, 2017, primarily due to the timing of purchases and payments.

Logitech International S.A. | Fiscal 2019 Form 10-K | 52

ITO as of March 31, 2019 was lower compared to March 31, 2018, due to higher inventory related to new product introductions and inventory from the Blue Microphones Acquisition. ITO as of March 31, 2018 was higher compared to March 31, 2017, due to higher sales growth (hence higher cost of goods sold) than inventory increase.
If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2019, we generated $305.2 million in cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization, and share-based compensation expense, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The decrease in accounts payable was primarily driven by the timing of purchases. The increase in inventories net of effect of acquisition was primarily driven by new product introductions. The increase in accrued and other liabilities was primarily due to higher accrued personnel expenses and increase in warranty liabilities.
Net cash used in investing activities was $173.3 million, primarily due to $133.8 million of the purchase price (net of cash acquired) for business acquisitions, $35.9 million of purchases of property, plant, and equipment, and $2.7 million of investments in privately held companies.
Net cash used in financing activities was $159.1 million, primarily due to $114.0 million of cash dividends paid during the year, $32.4 million of repurchases of our registered shares and $30.8 million of tax withholdings related to net share settlements of restricted stock units, partially offset by $18.1 million in proceeds received from the sale of shares upon exercise of stock options and purchase rights.
Our expenditures for property, plant and equipment during fiscal years 2019, 2018 and 2017 were primarily for tooling and equipment, computer hardware and software and leasehold improvements. Our expenditures for property, plant and equipment decreased during fiscal year 2019, compared to fiscal year 2018, primarily due to a lower amount of tooling purchases. Our expenditures for property, plant and equipment increased during fiscal year 2018, compared to fiscal year 2017, primarily due to a higher amount of tooling purchases.
Our payments for acquisitions, net of cash acquired, during fiscal year 2019 were primarily for the Blue Microphones Acquisition. Our payments for acquisitions, net of cash acquired, during fiscal year 2018, were primarily for the ASTRO Acquisition (refer to "Note 3 - Business Acquisitions" to the consolidated financial statements). Our payments for acquisitions, net of cash acquired, during fiscal year 2017, were for the Jaybird Acquisition and the Saitek Acquisition.
The purchases and sales of trading investments during fiscal years 2019, 2018 and 2017 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
During fiscal year 2019, there was a $10.1 million loss of currency translation exchange rate effect on cash and cash equivalents, compared to a gain of $4.7 million of currency translation exchange rate effect during fiscal year 2018, and a $5.4 million loss of currency translation exchange rate effect during fiscal year 2017. Currency translation exchange effects during fiscal year 2019 were primarily due to the weakening of Euro and Chinese Renminbi versus the U.S. Dollar by 9% and 7%, respectively, in fiscal year 2019. Currency translation exchange effects during fiscal year 2018 were primarily due to the strengthening of the Euro versus the U.S. Dollar by 15% in fiscal year 2018.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies.
In May 2019, the Board of Directors recommended that the Company pay CHF121.8 million ($122.4 million based on the exchange rate on March 31, 2019) in cash dividends for fiscal year 2019. In fiscal year 2019, we paid a cash dividend of CHF110.7 million (U.S. Dollar amount of $114.0 million) out of retained earnings. In fiscal year 2018, we paid a cash dividend of CHF100.0 million (U.S. Dollar amount of $104.2 million) out of retained earnings. During fiscal year 2017, we paid a cash dividend of CHF 90.2 million (U.S. Dollar amount of $93.1 million) out of retained earnings.

Logitech International S.A. | Fiscal 2019 Form 10-K | 53

In March 2017, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2014 share buyback program. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of March 31, 2019, the remaining amount that may be repurchased under the program is $187.4 million.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $305.2 million, $346.3 million and $288.4 million during fiscal years 2019, 2018, and 2017, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2019 (in thousands):

		Payments Due by Period
	March 31, 2019	<1 year	1-3 years	3-5 years	>5 years
Inventory purchase commitments	$227,609	$227,609	$—	$—	$—
Capital purchase commitments	12,132	12,132	—	—	—
Expected contribution to employee benefit plan	5,456	5,456	*	*	*
Operating leases obligations	39,620	11,849	17,884	6,241	3,646
Total	$284,817	$257,046	$17,884	$6,241	$3,646
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
Purchase Commitments
As of March 31, 2019, we have non-cancelable purchase commitments of $227.6 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2020. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2019, the liability for these purchase commitments was $14.1 million and is recorded in accrued and other current liabilities and is not included in the preceding table. We have firm purchase commitments of $12.1 million for capital expenditures, primarily related to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.

Logitech International S.A. | Fiscal 2019 Form 10-K | 54

Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2030.
Income Taxes Payable
As of March 31, 2019, we had $36.4 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.
Indemnifications
We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2019, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the year ended March 31, 2019, approximately 50% of our sales were in non-U.S. denominated currencies, with 25% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar

Logitech International S.A. | Fiscal 2019 Form 10-K | 55

has a more unfavorable impact on our sales than the favorable impact on our operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $7.8 million and $10.0 million as of March 31, 2019 and 2018, respectively. The adverse effect as of March 31, 2019 and 2018 is after consideration of the offsetting effect of approximately $4.2 million for both periods from open foreign exchange contracts in place as of March 31, 2019 and 2018.
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
If the U.S. dollar weakened by 10% as of March 31, 2019, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $4.1 million lower as of March 31, 2019. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements and supplementary data provided in the section titled "Financial Statements and Supplementary Data."
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K (this Annual Report) required by Exchange Act Rules 13a-15(b) or 15d-15(b). Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

The Company acquired Blue Microphones on August 21, 2018. Management excluded from its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2019 the acquired entity’s internal control over financial reporting associated with 8% of total assets and 2% of total sales included in the consolidated financial statements as of and for the year ended March 31, 2019.

Attached as exhibits to this Annual Report are certifications of the CEO and CFO, which are required in

Logitech International S.A. | Fiscal 2019 Form 10-K | 56

accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.

Logitech International S.A. | Fiscal 2019 Form 10-K | 57

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2019 (the Proxy Statement).
        The Company's code of ethics policy entitled, "Logitech Code of Conduct" covers members of the Company's board of directors, the principal executive officer, principal financial and accounting officer and other executive officers as well as all other employees.
        Any amendments or waivers of the code of ethics for members of the Company's board of directors or executive officers will be disclosed in the investor relations section of the Company's website within four business days following the date of the amendment or waiver. During fiscal year 2016, the Company updated and revised its code of ethics. The new code was posted to the investor relations section of the Company's website.
        Logitech's code of ethics is available on the Company's website at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Logitech International S.A. | Fiscal 2019 Form 10-K | 58

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2019, 2018 and 2017
Consolidated Balance Sheets—March 31, 2019 and 2018
Consolidated Statements of Cash Flows—Years Ended March 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Supplementary Data:
Unaudited Quarterly Financial Data
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits

Logitech International S.A. | Fiscal 2019 Form 10-K | 59

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/2009	2.1
2.2	***	Securities Purchase Agreement, dated as of April 12, 2016, by and among Logitech Europe S.A., JayBird, LLC, the unitholders of JayBird, LLC, and Judd Armstrong (as the sellers' representative)	10-K	0-29174	5/23/2016	2.2
2.3	***	Asset Purchase Agreement, dated as of July 10, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.	10-Q	0-29174	11/1/2017	2.1
2.4	***	Amendment No. 1 to Asset Purchase Agreement, dated as of August 11, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.	10-Q	0-29174	11/1/2017	2.2
2.5	***	Stock Purchase Agreement , dated as of July 30, 2018, by and among Blue Microphones Holding Corporation, Riverside Micro-Cap Fund II, L.P. the other stockholders and optionholders of Blue Microphones Holding Corporation, Logitech Europe S.A. and Logitech Inc.	10-Q	0-29174	10/25/2018	2.1
3.1		Articles of Incorporation of Logitech International S.A., as amended					X
3.2		Organizational Regulations of Logitech International S.A., as amended					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.4	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.5	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.6	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.8	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.9	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	5/30/2008	10.1

Logitech International S.A. | Fiscal 2019 Form 10-K | 60

10.10	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.11	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.12	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.13	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.14	**	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.3
10.15	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	5/30/2013	10.39
10.16	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.17	**	Employment Agreement between Logitech Inc. and Vincent Pilette, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.2
10.18	**	Employment Agreement between Logitech Inc. and L. Joseph Sullivan, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.3
10.19		Series B Preferred Stock Purchase Agreement, dated as of December 28, 2015, by and between Logitech International S.A., Lifesize, Inc., and Investors associated with Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners.	10-Q	0-29174	1/22/2016	10.5
10.20	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.31
10.21	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.32
10.22	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.23	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.24	**	Representative form of restricted stock unit agreement (non-employee directors) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.35
10.25	**	Letter Agreement, dated as of July 22, 2017, between Logitech Europe S.A. and Marcel Stolk	10-Q	0-29174	11/1/2017	10.1

Logitech International S.A. | Fiscal 2019 Form 10-K | 61

10.26	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
21.1		List of subsidiaries of Logitech International S.A.					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer
/s/ VINCENT PILETTE
Vincent Pilette Chief Financial Officer
May 17, 2019

Logitech International S.A. | Fiscal 2019 Form 10-K | 63

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

Signature	Title	Date

/s/ GUERRINO DE LUCA Guerrino De Luca	Chairman of the Board	May 17, 2019
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 17, 2019
/s/ VINCENT PILETTE Vincent Pilette	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 17, 2019
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 17, 2019
/s/ WENDY BECKER Wendy Becker	Director	May 17, 2019
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 17, 2019
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 17, 2019
/s/ NEIL HUNT Neil Hunt	Director	May 17, 2019
/s/ MARJORIE LAO Marjorie Lao	Director	May 17, 2019
/s/ NEELA MONTGOMERY Neela Montgomery	Director	May 17, 2019
/s/ DIMITRI PANAYOTOPOULOS Dimitri Panayotopoulos	Director	May 17, 2019
/s/ LUNG YEH Lung Yeh	Director	May 17, 2019
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Logitech International S.A. | Fiscal 2019 Form 10-K | 64

Logitech International S.A. | Fiscal 2019 Form 10-K | 65

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (“the Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement schedule (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Blue Microphone Holding Corporation (Blue Microphones) on August 21, 2018. Management excluded from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, the acquired entity’s internal control over financial reporting associated with 8% of total assets and 2% of total sales included in the consolidated financial statements of the Company as of and for the year ended March 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Blue Microphones.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2019 due to the adoption of the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and its method of accounting for excess tax benefits from share-based payments in 2018 due to the adoption of ASC Topic 718, Improvements to Employee Share-Based Payment Accounting.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 66

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
Santa Clara, California
May 17, 2019

Logitech International S.A. | Fiscal 2019 Form 10-K | 67

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2019	2018	2017
Net sales	$2,788,322	$2,566,863	$2,221,427
Cost of goods sold	1,737,969	1,648,744	1,395,211
Amortization of intangible assets and purchase accounting effect on inventory	13,342	8,878	6,175
Gross profit	1,037,011	909,241	820,041
Operating expenses:
Marketing and selling	488,263	435,489	379,641
Research and development	161,230	143,760	130,525
General and administrative	98,732	96,353	100,270
Amortization of intangible assets and acquisition-related costs	14,290	8,930	5,814
Change in fair value of contingent consideration for business acquisition	—	(4,908)	(8,092)
Restructuring charges (credits), net	11,302	(116)	23
Total operating expenses	773,817	679,508	608,181
Operating income	263,194	229,733	211,860
Interest income	8,375	4,969	1,452
Other income (expense), net	(436)	(2,437)	1,677
Income before income taxes	271,133	232,265	214,989
Provision for income taxes	13,560	23,723	9,113
Net income	$257,573	$208,542	$205,876

Net income per share:
Basic	$1.56	$1.27	$1.27
Diluted	$1.52	$1.23	$1.24

Weighted average shares used to compute net income per share:
Basic	165,609	164,038	162,058
Diluted	168,965	168,971	165,540
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 68

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2019	2018	2017
Net income	$257,573	$208,542	$205,876
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(7,790)	5,860	(5,670)
Reclassification of currency translation loss included in other income (expense), net	(510)	—	—
Defined benefit plans:
Net gain (loss) and prior service credits (costs), net of taxes	(7,353)	3,955	14,201
Reclassification of amortization included in other income (expense), net	(181)	127	1,490
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	1,781	(8,499)	2,928
Reclassification of hedging loss (gain) included in cost of goods sold	1,810	5,808	(1,670)
Total other comprehensive income (loss)	(12,243)	7,251	11,279
Total comprehensive income	$245,330	$215,793	$217,155
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 69

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$604,516	$641,947
Accounts receivable, net	383,309	214,885
Inventories	293,495	259,906
Other current assets	69,116	56,362
Total current assets	1,350,436	1,173,100
Non-current assets:
Property, plant and equipment, net	78,552	86,304
Goodwill	343,684	275,451
Other intangible assets, net	118,999	87,547
Other assets	132,453	120,755
Total assets	$2,024,124	$1,743,157
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$283,922	$293,988
Accrued and other current liabilities	433,897	281,732
Total current liabilities	717,819	575,720
Non-current liabilities:
Income taxes payable	36,384	34,956
Other non-current liabilities	93,582	81,924
Total liabilities	847,785	692,600
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares—173,106 at March 31, 2019 and 2018
Additional shares that may be issued out of conditional capitals — 50,000 at March 31, 2019 and March 31, 2018
Additional shares that may be issued out of authorized capital — 34,621 at March 31, 2019 and none at March 31, 2018
Additional paid-in capital	56,655	47,234
Shares in treasury, at cost— 7,244 and 8,527 shares at March 31, 2019 and 2018, respectively	(169,802)	(165,686)
Retained earnings	1,365,036	1,232,316
Accumulated other comprehensive loss	(105,698)	(93,455)
Total shareholders' equity	1,176,339	1,050,557
Total liabilities and shareholders' equity	$2,024,124	$1,743,157
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 70

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$257,573	$208,542	$205,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,471	41,295	41,121
Amortization of intangible assets	24,180	15,607	9,367
Share-based compensation expense	50,265	44,138	35,890
Gain on investments	(816)	(669)	(569)
Deferred income taxes	(12,257)	7,141	(2,397)
Change in fair value of contingent consideration for business acquisition	—	(4,908)	(8,092)
Other	(230)	(11)	107
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(58,798)	(26,363)	(46,553)
Inventories	(21,551)	16,047	(15,428)
Other assets	(8,800)	(16,908)	(5,309)
Accounts payable	(19,134)	17,695	24,459
Accrued and other liabilities	51,278	44,655	49,917
Net cash provided by operating activities	305,181	346,261	288,389
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,930)	(39,748)	(31,804)
Investment in privately held companies	(2,717)	(1,240)	(960)
Acquisitions, net of cash acquired	(133,814)	(88,323)	(66,987)
Proceeds from return of investments	124	237	—
Purchases of short-term investments	(1,505)	(6,789)	—
Sales of short-term investments	—	6,789	—
Purchases of trading investments	(5,203)	(6,053)	(7,052)
Proceeds from sales of trading investments	5,700	6,423	7,124
Net cash used in investing activities	(173,345)	(128,704)	(99,679)
Cash flows from financing activities:
Payment of cash dividends	(113,971)	(104,248)	(93,093)
Purchases of registered shares	(32,449)	(30,722)	(83,786)
Payment of contingent consideration for business acquisition	—	(5,000)	—
Proceeds from exercises of stock options and purchase rights	18,057	41,910	39,574
Tax withholdings related to net share settlements of restricted stock units	(30,770)	(29,813)	(18,412)
Net cash used in financing activities	(159,133)	(127,873)	(155,717)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,134)	4,730	(5,370)
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,431)	94,414	27,623
Cash, cash equivalents and restricted cash at beginning of the period	641,947	547,533	519,910
Cash, cash equivalents and restricted cash at end of the period	$604,516	$641,947	$547,533

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,983	$3,869	$5,072
Supplemental cash flow information:
Income taxes paid, net	$15,312	$15,051	$11,323
The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 71

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2016	173,106	$30,148	$6,616	10,697	$(128,407)	$963,576	$(111,985)	$759,948
Total comprehensive income	—	—	—	—	—	205,876	11,279	217,155
Purchases of registered shares	—	—	—	4,027	(83,786)	—	—	(83,786)
Tax effects from share-based awards	—	—	(1,251)	—	—	—	—	(1,251)
Sale of shares upon exercise of stock options and purchase rights	—	—	15,403	(2,513)	24,171	—	—	39,574
Issuance of shares upon vesting of restricted stock units	—	—	(30,148)	(1,484)	13,985	(2,249)	—	(18,412)
Share-based compensation	—	—	35,976	—	—	—	—	35,976
Cash dividends ($0.57 per share)	—	—	—	—	—	(93,093)	—	(93,093)
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	3,297	—	—	53,912	—	57,209
Total comprehensive income	—	—		—	—	208,542	7,251	215,793
Purchases of registered shares	—	—	—	863	(30,722)	—	—	(30,722)
Sale of shares upon exercise of stock options and purchase rights	—	—	21,315	(1,527)	20,595	—	—	41,910
Issuance of shares upon vesting of restricted stock units	—	—	(48,291)	(1,536)	18,478		—	(29,813)
Share-based compensation	—	—	44,317	—	—		—	44,317
Cash dividends ($0.63 per share)	—	—	—	—	—	(104,248)	—	(104,248)
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—		—	—	257,573	(12,243)	245,330
Purchases of registered shares	—	—	—	808	(32,449)	—	—	(32,449)
Sale of shares upon exercise of stock options and purchase rights	—	—	10,526	(575)	7,531	—	—	18,057
Issuance of shares upon vesting of restricted stock units	—	—	(51,572)	(1,516)	20,802		—	(30,770)
Share-based compensation	—	—	50,467	—	—	—	—	50,467
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 72

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries (Logitech or the Company), designs, manufactures and markets products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud.
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
Business Acquisitions
In August 2018, the Company acquired Blue Microphones Holding Corporation. During fiscal year 2018, the Company acquired ASTRO Gaming business and another small technology company. See "Note 3 - Business Acquisitions" for more information.
Reference to Sales
References to "sales" in the notes to the consolidated financial statements means net sales, except as otherwise specified.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Fiscal Year
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
Reclassification
Certain amounts from the comparative periods in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended March 31, 2019, due to the adoption of the new accounting pronouncements during the year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, sales return reserves, allowance for doubtful accounts, inventory valuation, contingent consideration from business acquisitions and periodical reassessment of its fair value, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s

Logitech International S.A. | Fiscal 2019 Form 10-K | 73

best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Currencies
The functional currency of the Company's operations is primarily the U.S. Dollar. Certain operations use the Euro, Chinese Renminbi, Swiss Franc, or other local currencies as their functional currencies. The financial statements of the Company's subsidiaries whose functional currency is other than the U.S. Dollar are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities and monthly average rates for sales, income and expenses. Cumulative translation gains and losses are included as a component of shareholders' equity in accumulated other comprehensive loss. Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reported in other income (expense), net in the consolidated statements of operations.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or service in an amount that reflects the transaction price the Company expects to receive in exchange for those goods or services.

Substantially all revenue recognized by the Company relates to the contracts with customers to sell products that allow people to connect through music, gaming, video, computing, and other digital platforms. These products are hardware devices, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment. The Company’s sales contracts with its customers have a one year or shorter term. The Company applies the practical expedient of not disclosing the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of March 31, 2019 and March 31, 2018 was not material.

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

The transaction price received by the Company from sales to its distributors, retail companies ("retailers"), and authorized resellers is calculated as selling price net of variable consideration which may include product returns and the Company’s payments for Customer Programs related to current period product revenue. The estimated impact of these programs is recorded as a reduction of transaction price or as an operating expense if the Company receives a distinct good or service from the customer and can reasonably estimate the fair value of that good or service received. Certain Customer Programs require management to estimate the percentage of those programs which will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these Customer Programs that will not be claimed or earned is commonly referred to as "breakage". The Company accounts for breakage as part of variable consideration, subject to constraint, and records the estimated impact in the same period when revenue is recognized at the expected value. Significant management judgments and estimates are used to determine the impact of the program and breakage in any accounting period.

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

Logitech International S.A. | Fiscal 2019 Form 10-K | 74

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

Product return rights vary by customer. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on an analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated asset for recovery value for impairment, and adjusts the value of the asset for any impairment. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2019, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.
Shipping and Handling Costs
The Company's shipping and handling costs are included in cost of goods sold in the consolidated statements of operations for all periods presented.
Contract Balances
The Company records accounts receivable from contracts with customers when it has an unconditional right to consideration, as accounts receivable, net on the consolidated balance sheet.
The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrued and other current liabilities on the consolidated balance sheets.

Logitech International S.A. | Fiscal 2019 Form 10-K | 75

As of March 31, 2019 and for the year then ended, and as of April 1, 2018, the Company did not have any material contract liabilities balances or changes.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2019 and March 31, 2018, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2019, 2018 and 2017 were $278.2 million, $233.7 million and $208.7 million, respectively, out of which $58.8 million, $36.7 million and $32.2 million, respectively, were included as operating expense in the consolidated statements of operations.
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
The Company sells to large distributors and retailers and, as a result, maintains individually significant receivable balances with such customers.
The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2019	2018	2017
Customer A	13%	15%	15%
Customer B	14%	13%	12%
The Company had the following customers that individually comprised 10% or more of accounts receivable:

	March 31,
	2019	2018
Customer A	14%	15%
Customer B	15%	12%
Customer C	*	11%
* Less than 10%

Logitech International S.A. | Fiscal 2019 Form 10-K | 76

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
Inventories
Inventories are stated at the lower of cost and net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, historical sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand which is not expected to be sold or utilized is considered excess, and the Company recognizes the write-down in cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.
As of March 31, 2019 and 2018, the Company also recorded a liability of $14.1 million and $12.6 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
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
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer relationships and contracts. Intangible assets with finite lives, which include acquired technology, trademarks, customer relationships and contracts, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from four to ten years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.

Logitech International S.A. | Fiscal 2019 Form 10-K | 77

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
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company conducts a goodwill impairment analysis annually at December 31 or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. For the year ended March 31, 2019, the Company elected to perform a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
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
The Company's trading investments related to the deferred compensation plan are reported at fair value based on quoted market prices. The marketable securities related to the deferred compensation plan are classified as non-current trading investments, as they are intended to fund the deferred compensation plan's long-term liability. Since participants in the deferred compensation plan may select the mutual funds in which their compensation deferrals are invested within the confines of the Rabbi Trust which holds the marketable securities,

Logitech International S.A. | Fiscal 2019 Form 10-K | 78

the Company has designated these marketable securities as trading investments, although there is no intent to actively buy and sell securities with the objective of generating profits on short-term differences in market prices. These securities are recorded at fair value based on quoted market prices. Earnings, gains and losses on trading investments are included in other income (expense), net in the consolidated statements of operations.
The Company also holds non-marketable investments in equity and other securities that are accounted under the equity method, which are classified as other assets. In addition, the Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations.
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
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, reduced by estimated dividends yield prior to vesting. With respect to awards with service conditions only, compensation expense is recognized ratably over the vesting period of the awards. For performance-based RSUs, the Company recognizes the estimated expense using a graded-vesting method over requisite service periods of one to three years when the performance condition is determined to be probable. The performance period and the service period of the market-based grants of the Company are both approximately three years and the estimated expense is recognized ratably over the service period.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)": Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). The Company adopted this standard effective April 1, 2017 using modified retrospective approach. Under the new standard, the Company accounts for forfeitures as they occur. The change in accounting for forfeitures resulted in a cumulative-effect adjustment to decrease retained earnings as of April 1, 2017 by $3.3 million. The Company further recognized a cumulative-effect adjustment to increase retained earnings as of April 1, 2017 by $57.2 million upon adoption of the new guidance to account for gross excess tax benefits of $75.2 million that were previously not recognized because the related tax deduction had not reduced current income taxes, offset by a valuation allowance of $18.0 million to reduce the deferred tax assets to amounts that are more likely than not to be realized.
Product Warranty Accrual
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 79

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of currency translation adjustments from those entities not using the U.S. Dollar as their functional currency, net deferred gains and losses and prior service costs and credits for defined benefit pension plans, and net deferred gains and losses on hedging activity.
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
Gains and losses for changes in the fair value of the effective portion of the Company's forward contracts related to forecasted inventory purchases are deferred as a component of accumulated other comprehensive income (loss) until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. The Company presents the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases.
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
Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09 or Topic 606) which supersedes the revenue recognition requirements under ASC 605 (Topic 605), Revenue Recognition. ASU 2014-09 outlines a new, single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2018, the Company adopted the new standard and all related amendments using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605.

Logitech International S.A. | Fiscal 2019 Form 10-K | 80

As a result of the adoption of the new standard, the Company recorded: a) a reduction to retained earnings as of April 1, 2018; and b) reclassifications of certain allowances for sales returns and certain other Customer Programs from accounts receivable, net to accrued and other current liabilities and other current assets.

The cumulative effect of the changes to the consolidated balance sheet from the adoption of Topic 606 was as follows (in thousands):

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

•
Under Topic 605, revenue reserves for certain Customer Programs totaling $76.7 million, which were estimated using portfolio approach based on aggregated customer level data, were included within accounts receivable, net as of March 31, 2018. Subsequent to the adoption of Topic 606, such balances are presented as accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities.

Certain balances of allowances for sales return and accruals for Customer Programs which were accrued based on Customer Program offers made to individual customers, met the right of offset criteria in accordance with ASC 210-20, "Balance Sheet (Topic 210)", and are still included within accounts receivable, net.

The adoption of Topic 606 did not have an impact on the total cash flows from operating, investing, or financing activities.

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated statements of operations for the year ended March 31, 2019, and consolidated balance sheet as of March 31, 2019 (in thousands):

Logitech International S.A. | Fiscal 2019 Form 10-K | 81

	Year Ended March 31, 2019
	As Reported Under Topic 606	If Reported Under Topic 605	Effect of Change
Net sales	$2,788,322	$2,784,636	$3,686

	As of March 31, 2019
	As Reported Under Topic 606	Balance Under Topic 605	Effect of Change
Accounts receivable, net	$383,309	$260,401	$122,908
Other current assets	69,116	60,449	8,667
Accrued and other current liabilities	433,897	295,126	138,771
Retained earnings	1,365,036	1,372,232	(7,196)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)" (ASU 2016-01). ASU 2016-01 requires equity investments that are not accounted for under the equity method or do not result in consolidation to be recorded at fair value and any changes in fair value to be recognized within the statement of operations. The Company adopted ASU 2016-01 effective April 1, 2018, on a prospective basis for its privately held strategic equity investments without readily determinable fair values. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16), which eliminates the deferral of income tax effects of intra-entity asset transfers until the transferred asset is sold to an unrelated party or recovered through use. However, this standard does not apply to intra-entity transfer of inventory. The Company adopted this standard effective April 1, 2018 on a modified retrospective basis, and the adoption of ASU 2016-16 did not have a material impact on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this standard effective April 1, 2018, utilizing the retrospective transition method to each period presented and the adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements. The consolidated statement of cash flows for the year ended March 31, 2017 has been revised as a result of the adoption and the Company has no restricted cash balances or activities since then.

In January 2017, the FASB issued ASU 2017-01, "Business Combination (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which changes the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective April 1, 2018, and the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefit (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the Company disaggregate the service cost component from the other components of net benefit cost, and also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The Company adopted this standard effective April 1, 2018 using a retrospective adoption method. Other than the revised statement of operations presentation for the periods in the current year, the adoption of ASU 2017-07 did not have an impact on the Company’s consolidated financial statements. The impact to the comparative periods was immaterial and therefore the prior period statements of operations were not revised.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and

Logitech International S.A. | Fiscal 2019 Form 10-K | 82

simplifies the application of the hedge accounting guidance. The Company adopted this standard prospectively effective April 1, 2018, and the adoption of ASU 2017-12 did not have a material impact on its consolidated financial statements. In accordance with ASU 2017-12, the Company has started presenting the earnings impact from forward points in the cost of goods sold line item, which is used to present the earnings impact of the hedged item.
Recent Accounting Pronouncements To Be Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02 or Topic 842), which generally requires lessees to recognize right-of-use (ROU) assets and lease liabilities arising from operating and financing leases with terms longer than 12 months in the consolidated balance sheets and and to disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements (ASU 2016-02 or Topic 842)", which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with comparative prior periods not restated. The new standard, including related amendments subsequently issued by the FASB, is effective for our interim and annual periods beginning April 1, 2019. The Company will adopt the new guidance in the first quarter of fiscal year 2020 on the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening retained earnings on the adoption date, without revising the balances in comparative periods. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. In addition, for the facility leases, the Company intends to elect to account for lease and non-lease components as a single lease component. The Company will also make an accounting policy election not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet. The Company has substantially completed its evaluation of the effect that the adoption of this guidance will have on its consolidated financial statements. In connection with the adoption of the new guidance, the Company expects to recognize ROU assets in the range of $25 million to $35 million and lease liabilities in the range of $30 million to $40 million on its statement of financial position for operating leases, with limited impact to its results of operations and cash flows. The Company believes that substantially all of its undiscounted future minimum operating lease commitments based on its current lease portfolio that were not recognized on its consolidated balance sheet as of March 31, 2019 and as disclosed in Note 13 to the consolidated financial statements, will be subject to the new standard.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and will adopt the standard effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. ASU 2018-14 is effective for annual periods in fiscal years ending after December 15, 2020. Retrospective adoption is required and early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements and will adopt the standard effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU 2018-15), which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements and will adopt the standard prospectively effective April 1, 2019.

Logitech International S.A. | Fiscal 2019 Form 10-K | 83

Note 3—Business Acquisitions

Fiscal Year 2019 Acquisition

Blue Microphones Acquisition

On August 21, 2018 (the "Blue Microphones Acquisition Date"), the Company acquired all equity interests in Blue Microphones Holding Corporation ("Blue Microphones") for a total consideration of $134.8 million in cash (the "Blue Microphones Acquisition"), which included a working capital adjustment and repayment of debt on behalf of Blue Microphones.

Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition supplements the Company's product portfolio.

Blue Microphones met the definition of a business, and therefore the acquisition is accounted for using the acquisition method.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Blue Microphones Acquisition Date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$1,110
Accounts receivable	10,979
Inventories	19,546
Other current assets	997
Property, plant and equipment	452
Intangible assets	55,567
Total identifiable assets acquired	$88,651
Accounts payable	(10,322)
Accrued liabilities	(11,162)
Other long-term liabilities	(661)
Net identifiable assets acquired	$66,506
Goodwill	68,269
Net assets acquired	$134,775

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Blue Microphones and is not deductible for tax purposes.

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by Blue Microphones immediately before the acquisition date is $1.8 million, which has been recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations upon the sale of the acquired inventory.

Logitech International S.A. | Fiscal 2019 Form 10-K | 84

The following table summarizes the estimated fair values and estimated useful lives of the components of intangible assets acquired as of the Blue Microphones Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$17,967	5.0
Customer relationships	25,100	10.0
Trademark and trade name	12,500	7.0
Total intangible assets acquired	$55,567	7.7

Intangible assets acquired as a result of the Blue Microphones Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the intangible assets. Amortization of developed technology of $2.1 million during the year ended March 31, 2019 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of customer relationships, trademark and trade names of $2.5 million during the year ended March 31, 2019 is included in "amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Developed technology relates to existing Blue Microphones products. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Blue Microphones. The economic useful life was determined based on historical customer attrition rates and industry benchmarks.

Trademark and trade name relates to “Blue Microphones”. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

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

The Company believes the fair value of the intangible assets recorded above approximates the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

The Company included Blue Microphones' estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet beginning on the Blue Microphones Acquisition Date. The results of operations for Blue Microphones subsequent to the acquisition date have been included in, but are not material to, the Company's consolidated statements of operations. For the year ended March 31, 2019, Blue Microphones contributed $45.7 million to sales, representing approximately 2% of the sales of the Company.

Logitech International S.A. | Fiscal 2019 Form 10-K | 85

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

The fair value of the inventory acquired is estimated at their net realizable value, which uses the estimated selling prices, less the costs of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by ASTRO immediately before the ASTRO Acquisition Date is $0.8 million, which has been recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations upon the sale of the acquired inventory.

The following table summarizes the estimated fair values and estimated useful lives of the components of intangible assets acquired as of the ASTRO Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$12,540	4.0
Customer relationships	33,100	8.0
Trademark and trade name	6,880	6.0
Total intangible assets acquired	$52,520	6.8

Intangible assets acquired as a result of the ASTRO Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the intangible assets. Amortization of developed technology of $3.1 million and $2.0 million during the year ended March 31, 2019 and 2018, respectively, is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of customer relationships and trade name of $5.3 million and $3.3 million during the year ended March 31, 2019 and 2018, respectively, is included in "amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Logitech International S.A. | Fiscal 2019 Form 10-K | 86

Developed technology relates to existing ASTRO gaming headset products. The economic useful life was determined based on the technology cycle related to developed technology of existing products, as well as the cash flows anticipated over the forecasted periods.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of ASTRO. The economic useful life was determined based on historical customer attrition rates and industry benchmarks.

Trademark and trade name relates to “ASTRO”. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

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

The Company believes the value of intangible assets recorded above approximates the amounts a market participant would pay for, these intangible assets as of the ASTRO Acquisition Date.

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

Change in fair value of contingent consideration for business acquisition

On April 20, 2016 (the Jaybird Acquisition Date), the Company acquired all of the equity interests of JayBird, LLC (Jaybird), a Utah limited liability company that develops Bluetooth earbuds, activity trackers, and accessories for sports and active lifestyles, for a purchase price of $54.2 million in cash, with an additional earn-out of up to $45.0 million based on the achievement of certain net revenue growth targets over approximately a two year period (the Jaybird Acquisition). If the net revenue growth targets would have been met, the Company would have paid a maximum of $25.0 million and $20.0 million in fiscal years 2018 and 2019, respectively.  The fair value of the earn-out as of the Jaybird Acquisition Date was $18.0 million. The fair value of the contingent consideration decreased by $4.9 million and $8.1 million for the year ended March 31, 2018 and 2017, respectively, resulting primarily from Jaybird's lower-than-expected sales and revised projected sales in the remaining earn-out period. In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash, which was paid in November 2017.

Acquisition-related costs and pro forma results of operations

The Company incurred acquisition-related costs of approximately $1.7 million, $1.4 million and $1.5 million, in aggregate, for the year ended March 31, 2019, 2018 and 2017, respectively. The acquisition-related costs are included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Logitech International S.A. | Fiscal 2019 Form 10-K | 87

Pro forma results of operations for the all the acquisitions completed in fiscal year 2019 and 2018 have not been presented because the effects of these acquisitions are not material to the consolidated statements of operations individually or in aggregate for each year.
Note 4—Net Income per Share
The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2019	2018	2017
Net Income	$257,573	$208,542	$205,876

Shares used in net income per share computation:
Weighted average shares outstanding - basic	165,609	164,038	162,058
Effect of potentially dilutive equivalent shares	3,356	4,933	3,482
Weighted average shares outstanding - diluted	168,965	168,971	165,540

Net income per share:
Basic	$1.56	$1.27	$1.27
Diluted	$1.52	$1.23	$1.24

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase rights totaling 1.8 million, 1.1 million and 1.4 million during fiscal years 2019, 2018 and 2017 were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. Performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the contingency period.
Note 5—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2019, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan (2006 Plan) as amended and restated and the 2012 Stock Inducement Equity Plan (2012 Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

Logitech International S.A. | Fiscal 2019 Form 10-K | 88

The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2019, 2018 and 2017 (in thousands):

	Years Ended March 31,
	2019	2018	2017
Cost of goods sold	$3,812	$3,733	$2,663
Marketing and selling	20,630	17,765	14,723
Research and development	7,368	6,381	4,200
General and administrative	18,455	16,259	14,304
Total share-based compensation expense	50,265	44,138	35,890
Income tax benefit	(17,091)	(15,998)	(8,536)
Total share-based compensation expense, net of income tax benefit	$33,174	$28,140	$27,354

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised upon the adoption of ASU 2016-09 on April 1, 2017. The income tax benefit for the year ended March 31, 2018 was reduced by the income tax provision resulting from the remeasurement of applicable deferred tax assets and liabilities due to the enactment of the Tax Act in the United States on December 22, 2017. See "Note 7 - Income Taxes" for more information.
As of March 31, 2019, 2018 and 2017, the balance of capitalized stock-based compensation included in inventory was $0.9 million, $0.7 million and $0.6 million, respectively.
The following table summarizes total unamortized share-based compensation expense and the remaining period over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2019
	Unamortized Expense	Remaining Months
ESPP	$1,515	4
Stock Options	7,384	35
Time-based RSUs	65,798	33
Market-based and performance-based RSUs	16,277	20
Total unamortized share-based compensation expense	$90,974

Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2019, a total of 5.4 million shares was available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. An aggregate of 30.6 million shares was reserved for issuance under the 2006 Plan. As of March 31, 2019, a total of 9.2 million shares was available for new awards under this plan.
Time-based RSUs granted to employees under the 2006 Plan generally vest in four equal annual installments on the grant date anniversary. Time-based RSUs granted to non-executive board members under the 2006 Plan vest on the grant date anniversary, or if earlier and only if the non-executive board member is not re-elected as a director at such annual general meeting, the date of the next annual general meeting following the grant date.

Logitech International S.A. | Fiscal 2019 Form 10-K | 89

Performance-based RSUs granted in fiscal years 2016 and 2017 under the 2006 Plan vest contingent upon the achievement of predetermined financial metrics, the performance period of which is approximately three years. The performance condition can be achieved before the end of the performance period. Market-based options granted under the 2006 Plan vest upon meeting the Company's share price performance criteria. The number of shares of common stock to be received at vesting for market-based RSUs granted in fiscal years 2016 and 2017 under the 2006 Plan will range from 0 percent to 150 percent of the target number of stock units based on the Company's total stockholder return (TSR) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three-year period. In fiscal years 2018 and 2019, the Company granted RSUs with both performance and market conditions, which vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's TSR relative to the performance of companies in the NASDAQ-100 Index over the same three years period. The Company presents shares granted and vested at 100 percent of the target of the number of stock units that may potentially vest.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individually written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. An aggregate of 1.8 million shares was reserved for issuance under the 2012 Plan. As of March 31, 2019, no shares were available for new awards under this plan.
The estimates of share-based compensation expense require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns, probability of achievement of the set performance condition, dividend yield, related tax effects and the selection of an appropriate fair value model.
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method is determined with the following assumptions and values:

	Stock Options			Employee Stock Purchase Plans
	Years Ended March 31,			Years Ended March 31,
	2019	2018	2017	2019	2018	2017
Dividend yield	1.72%	*	*	1.73%	1.67%	2.50%
Risk-free interest rate	2.45%	*	*	2.35%	1.37%	0.51%
Expected volatility	33%	*	*	31%	27%	35%
Expected life (years)	6.2	*	*	0.5	0.5	0.5
Weighted average grant date fair value per share	$11.55	*	*	$9.33	$8.69	$5.73
* Not applicable as no stock options were granted in the period.

RSUs with Market Conditions	Years Ended March 31,
	2019	2018	2017
Dividend yield	1.59%	1.75%	3.29%
Risk-free interest rate	2.51%	1.40%	0.86%
Expected volatility	30%	31%	34%
Expected life (years)	3.0	3.0	3.0

The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The unvested RSUs or unexercised options are not eligible for these dividends. The expected life is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan, or the performance period for RSUs with market conditions. The expected life for stock options is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the NASDAQ 100 index for market-based RSUs, over the expected life. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate

Logitech International S.A. | Fiscal 2019 Form 10-K | 90

assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected life of the Company's share-based awards.
For RSUs with performance conditions, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
A summary of the Company's stock option activities under all stock plans for fiscal years 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2016	5,334
Granted	—
Exercised	(1,784)			$14,627
Canceled or expired	(500)
Outstanding, March 31, 2017	3,050
Granted	—
Exercised	(994)			$8,347
Canceled or expired	(16)
Outstanding, March 31, 2018	2,040	$14
Granted	649	$39
Exercised	(82)	$21		$1,707
Canceled or expired	—
Outstanding, March 31, 2019	2,607	$20	4.8	$51,005
Vested and exercisable, March 31, 2019	1,958	$13	3.1	$50,593

As of March 31, 2019, the exercise price of outstanding options ranged from $2 to $39 per share option.
The tax benefit realized for the tax deduction from options exercised during fiscal years 2019, 2018 and 2017 was $0.2 million, $1.8 million and $4.2 million, respectively.

Logitech International S.A. | Fiscal 2019 Form 10-K | 91

A summary of the Company's time-based, market-based, and performance-based RSU activities for fiscal years 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2016	5,521
Granted—time-based	2,390	$16
Granted—market-based	160	$15
Granted - performance-based	604	$15
Vested	(2,126)			$48,644
Canceled or expired	(368)
Outstanding, March 31, 2017	6,181	$14
Granted—time-based	1,212	$33
Granted - performance-based	409	$33
Vested	(2,248)			$81,582
Canceled or expired	(333)
Outstanding, March 31, 2018	5,221	$20
Granted—time-based	1,290	$40
Granted—market and performance-based	381	$39
Vested	(2,148)	$17		$89,159
Canceled or expired	(323)	$26
Outstanding, March 31, 2019	4,421	$29	1.2	$173,970
The RSU outstanding as of March 31, 2019 above includes 1.1 million shares with market-based and performance-based vesting conditions.
The tax benefit realized for the tax deduction from RSUs that vested during fiscal years 2019, 2018 and 2017 was $16.2 million, $20.3 million and $13.1 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2019, 2018 and 2017, were $8.7 million, $7.6 million and $5.8 million, respectively.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 92

The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Service costs	$10,564	$9,715	$10,385
Interest costs	1,301	1,126	800
Expected return on plan assets	(2,167)	(1,792)	(1,724)
Amortization:
Net transition obligation	—	—	4
Net prior service credit recognized	(443)	(51)	(117)
Net actuarial loss recognized	450	242	1,032
Settlement	(97)	—	—
Total net periodic benefit cost	$9,608	$9,240	$10,380

The components of net periodic benefit cost other than the service costs component are included in the line “other income(expense), net” in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2019 and 2018 were as follows (in thousands):

	Years Ended March 31,
	2019	2018
Projected benefit obligations, beginning of the year	$128,915	$114,640
Service costs	10,564	9,715
Interest costs	1,301	1,126
Plan participant contributions	3,666	3,522
Actuarial gains (losses)	9,506	(1,580)
Benefits paid	(3,793)	(1,202)
Plan amendment related to statutory change	(705)	(2,519)
Settlement and curtailment	(335)	—
Administrative expense paid	(142)	(144)
Currency exchange rate changes and other	(5,315)	5,357
Projected benefit obligations, end of the year	$143,662	$128,915

The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2019 and 2018 was $118.7 million and $108.9 million, respectively.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2019 and 2018 (in thousands):

	Years Ended March 31,
	2019	2018
Fair value of plan assets, beginning of the year	$84,718	$71,376
Actual return on plan assets	3,350	1,824
Employer contributions	6,383	5,995
Plan participant contributions	3,666	3,522
Benefits paid	(3,793)	(1,202)
Settlement and curtailment	(335)	—
Administrative expenses paid	(142)	(144)
Currency exchange rate changes	(3,482)	3,347
Fair value of plan assets, end of the year	$90,365	$84,718

Logitech International S.A. | Fiscal 2019 Form 10-K | 93

The Company's investment objectives are to ensure that the assets of its defined benefit plans are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. The Company believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. The Company's investment strategy with respect to its largest defined benefit plan, which is available only to Swiss employees, is to invest per the following allocation: 33% in equities, 34% in bonds, 28% in real estate, 2% in cash and cash equivalents and the remaining in other investments. The Company also can invest in real estate funds, commodity funds, and hedge funds depending upon economic conditions.
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019			2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$10,737	$—	$10,737	$18,331	$24	$18,355
Equity securities	27,559	—	27,559	26,204	—	26,204
Debt securities	26,823	—	26,823	25,150	—	25,150
Swiss real estate funds	21,659	—	21,659	12,096	—	12,096
Hedge funds	—	912	912	—	—	—
Other	2,377	298	2,675	2,623	290	2,913
Total fair value of plan assets	$89,155	$1,210	$90,365	$84,404	$314	$84,718

The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2019	2018
Fair value of plan assets	$90,365	$84,718
Less: projected benefit obligations	143,662	128,915
Underfunded status	$(53,297)	$(44,197)

Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2019	2018
Current liabilities	$1,849	$1,763
Non-current liabilities	51,448	42,434
Total liabilities	$53,297	$44,197

Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2019	2018	2017
Net prior service credits	$3,965	$3,843	$1,274
Net actuarial loss	(17,630)	(9,821)	(11,407)
Accumulated other comprehensive loss	(13,665)	(5,978)	(10,133)
Deferred tax	(267)	(420)	(347)
Accumulated other comprehensive loss, net of tax	$(13,932)	$(6,398)	$(10,480)

Logitech International S.A. | Fiscal 2019 Form 10-K | 94

The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2019, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2020 (in thousands):

Year Ending March 31, 2020
Amortization of net prior service credits	$(432)
Amortization of net actuarial loss	645
$213

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the defined benefit plans for fiscal years 2019 and 2018 were as follows:

Years Ended March 31,
	2019	2018
Benefit Obligations:
Discount rate	0.55% - 7.25%	0.85%-7.50%
Estimated rate of compensation increase	2.50% - 10.00%	2.25%-10.00%
Periodic Costs:
Discount rate	0.75% - 7.50%	0.75%-7.00%
Estimated rate of compensation increase	2.50% - 10.00%	2.50%-10.00%
Expected average rate of return on plan assets	0.75% - 2.75%	1.00%-2.50%

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
The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2020	$7,956
2021	7,225
2022	7,553
2023	7,294
2024	7,607
2025-2029	39,367
$77,002

The Company expects to contribute $5.5 million to its defined benefit pension plans during fiscal year 2020.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $20.4 million and $17.7 million as of March 31, 2019 and 2018, respectively, based on quoted market prices. The Company also had $20.4 million and $17.7 million in deferred compensation liability as of March 31, 2019 and 2018, respectively. Earnings, gains and losses on trading investments are included in other

Logitech International S.A. | Fiscal 2019 Form 10-K | 95

income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.
Note 6—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2019	2018	2017
Investment income related to the deferred compensation plan	$664	$1,386	$1,343
Currency exchange gain (loss), net	(3,608)	(4,613)	169
Other	2,508	790	165
Other income (expense), net	$(436)	$(2,437)	$1,677

The components of net periodic benefit cost other than the service cost component for the year ended March 31, 2019 are included in the line “Other” above as a result of adopting ASU 2017-07 effective April 1, 2018. The impact to the comparative periods was immaterial and therefore the prior period statements of operations were not revised.
Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2019, 2018 and 2017 is summarized as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Swiss	$212,986	$177,935	$161,544
Non-Swiss	58,147	54,330	53,445
Income before taxes	$271,133	$232,265	$214,989

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Current:
Swiss	$1,364	$3,526	$1,934
Non-Swiss	24,334	13,142	9,774
Deferred:
Non-Swiss	(12,138)	7,055	(2,595)
Provision for income taxes	$13,560	$23,723	$9,113

Logitech International S.A. | Fiscal 2019 Form 10-K | 96

The difference between the provision for income taxes and the expected tax provision at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2019	2018	2017
Expected tax provision at statutory income tax rates	$23,046	$19,743	$18,274
Income taxes at different rates	(10,113)	(9,611)	(5,247)
Research and development tax credits	(5,432)	(4,124)	(2,309)
Executive compensation	3,344	1,835	654
Stock-based compensation	(7,288)	(9,376)	1,794
Deferred tax effects from Tax Act	—	22,325	—
Valuation allowance	1,891	533	1,024
Restructuring charges / (credits)	961	(10)	2
Tax reserves (releases), net	8,269	3,627	(5,570)
Other, net	(1,118)	(1,219)	491
Provision for income taxes	$13,560	$23,723	$9,113

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$16,323	$15,476
Tax credit carryforwards	52,263	45,421
Accruals	52,304	42,765
Depreciation and amortization	5,716	1,505
Share-based compensation	8,703	7,479
Gross deferred tax assets	135,309	112,646
Valuation allowance	(28,375)	(25,148)
Gross deferred tax assets after valuation allowance	106,934	87,498
Deferred tax liabilities:
Acquired intangible assets and other	(18,176)	(4,827)
Gross deferred tax liabilities	(18,176)	(4,827)
Deferred tax assets, net	$88,758	$82,671
The Tax Act enacted in the United States in fiscal year 2018 permanently reduced the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018. It also repealed corporate alternative minimum tax, limited various business deductions such as executive compensation under IRC 162(m) and modified the maximum deduction of net operating loss with no carryback but indefinite carryforward provision among other things. The Company recorded a provisional income tax charge of $21.7 million, net of valuation allowance against tax credits, in fiscal year 2018 to remeasure the deferred tax effects at 21%.

The Company completed its review, in the third quarter of fiscal year 2019, of previously recorded provisional income tax amounts related to net deferred tax assets impacted by the Tax Act and concluded that additional information, interpretation and guidance that became available during the twelve-month measurement period did not alter the Company’s application of tax law in remeasuring gross deferred tax assets and related valuation allowance. There were no adjustments deemed necessary in fiscal year 2019.
Management regularly assesses the ability to realize deferred tax assets recorded in the Company's entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. In the event that the Company changes its determination as to the amount of deferred tax assets

Logitech International S.A. | Fiscal 2019 Form 10-K | 97

that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
The Company had a valuation allowance of $28.4 million at March 31, 2019, compared to $25.1 million at March 31, 2018. The federal valuation allowance against tax credits was reduced from $2.3 million as of March 31, 2018 to $1.9 million as of March 31, 2019 due to a release of $0.4 million. The Company had a valuation allowance of $25.7 million as of March 31, 2019 against deferred tax assets in the state of California, an increase from $22.1 million as of March 31, 2018. The increase primarily relates to $2.3 million and $1.3 million from activities related to deferred tax assets and the acquisition of Blue Microphones, respectively. The remaining valuation allowance primarily represents $0.8 million for various tax credit carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2019, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $252.6 million and $58.1 million. Unused net operating loss carryforwards will expire at various dates in fiscal years 2020 to 2039. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2020.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely or the Company has concluded that no additional tax liability would arise on the distribution of such earnings. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2019, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $100.3 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $0.8 million.
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
As of March 31, 2019 and 2018, the total amount of unrecognized tax benefits due to uncertain tax positions was $76.5 million and $69.1 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2019 and 2018, the Company had $36.4 million and $35.0 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

Logitech International S.A. | Fiscal 2019 Form 10-K | 98

The aggregate changes in gross unrecognized tax benefits in fiscal years 2019, 2018 and 2017 were as follows (in thousands):

March 31, 2016	$69,879
Lapse of statute of limitations	(14,161)
Decreases in balances related to tax positions taken during prior years	(1,610)
Increases in balances related to tax positions taken during the year	9,559
March 31, 2017	$63,667
Lapse of statute of limitations	(7,505)
Decreases in balances related to tax positions taken during prior years	(704)
Increases in balances related to tax positions taken during the year	13,673
March 31, 2018	$69,131
Lapse of statute of limitations	(2,511)
Decreases in balances related to tax positions taken during prior years	(1,550)
Increases in balances related to tax positions taken during the year	11,479
March 31, 2019	$76,549

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $0.6 million, $0.6 million and $0.7 million in interest and penalties in income tax expense during fiscal years 2019, 2018 and 2017, respectively. As of March 31, 2019 and 2018, the Company had $2.5 million and $2.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2017. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2016. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $3.8 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Logitech International S.A. | Fiscal 2019 Form 10-K | 99

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Accounts receivable, net:
Accounts receivable	$573,348	$482,872
Allowance for doubtful accounts	(84)	(122)
Allowance for sales returns (1)	(6,486)	(25,515)
Allowance for cooperative marketing arrangements (1)	(35,080)	(30,389)
Allowance for customer incentive programs (1)	(60,036)	(70,592)
Allowance for pricing programs (1)	(88,353)	(141,369)
	$383,309	$214,885
Inventories:
Raw materials	$40,970	$33,603
Finished goods	252,525	226,303
	$293,495	$259,906
Other current assets:
Value-added tax receivables	$34,321	$29,477
Prepaid expenses and other assets (1)	34,795	26,885
	$69,116	$56,362
Property, plant and equipment, net:
Plant, buildings and improvements	$65,219	$60,747
Equipment and tooling	197,540	183,466
Computer equipment	24,132	22,752
Software	62,663	65,723
	349,554	332,688
Less: accumulated depreciation and amortization	(280,793)	(260,284)
	68,761	72,404
Construction-in-process	7,021	11,029
Land	2,770	2,871
	$78,552	$86,304
Other assets:
Deferred tax assets	$90,808	$84,651
Trading investments for deferred compensation plan	20,363	17,748
Investment in privately held companies	16,022	12,448
Other assets	5,260	5,908
	$132,453	$120,755

Logitech International S.A. | Fiscal 2019 Form 10-K | 100

The following table presents the components of certain balance sheet liability amounts as of March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Accrued and other current liabilities:
Accrued personnel expenses	$103,166	$82,330
Accrued sales return liability (1)	37,749	—
Accrued customer marketing, pricing and incentive programs (1)	143,888	71,962
Warranty accrual	21,524	16,279
Income taxes payable	6,207	4,354
Other current liabilities	121,363	106,807
	$433,897	$281,732
Other non-current liabilities:
Warranty accrual	$12,705	$11,294
Obligation for deferred compensation plan	20,363	17,748
Employee benefit plan obligation	51,448	42,434
Deferred tax liability	2,050	1,980
Other non-current liabilities	7,016	8,468
	$93,582	$81,924

(1) Certain allowances for sales return and certain other Customer Programs were included within accounts receivable, net balance as of March 31, 2018. Upon adoption of Topic 606, such balances are presented as accrued revenue reserve from returns and accrued customer marketing, pricing and incentive programs included in accrued and other current liabilities, and as return assets included in other current assets, respectively, on the consolidated balance sheet as of March 31, 2018. Refer to Note 2 to the consolidated financial statements for more information.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 101

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2019			March 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$496,434	$—	$—	$492,535	$—	$—
Trading investments for deferred compensation plan included in other assets:
Money market funds	$4,080	$—	$—	$2,881	$—	$—
Mutual funds	16,283	—	—	14,867	—	—
Total of trading investments for deferred compensation plan	$20,363	$—	$—	$17,748	$—	$—

Currency derivative assets included in other current assets	$—	$455	$—	$—	$—	$—

Liabilities:
Currency derivative liabilities included in accrued and other current liabilities	$—	$36	$—	$—	$34	$—

Investment Securities
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $20.4 million and $17.7 million as of March 31, 2019 and 2018, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for fiscal years 2019, 2018 and 2017 were not material and are included in other income (expense), net in the consolidated statements of operations.
Equity Method Investments
The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $6.6 million and $5.1 million as of March 31, 2019 and 2018, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of long-lived assets during fiscal years 2019, 2018 and 2017.
Financial Assets. The Company has certain investments in equity securities of privately held entities without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these investments included in other assets as of March 31, 2019 and March 31, 2018 was $9.5 million and $7.3 million, respectively. There was no impairment of these assets during fiscal years 2019 and 2018.
Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. See Note 2 to the consolidated financial statements for additional information about how the Company tests various asset classes for impairment.

Logitech International S.A. | Fiscal 2019 Form 10-K | 102

Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2019 and 2018.
The fair values of the Company’s derivative instruments were not material as of March 31, 2019 or March 31, 2018 (refer to Note 9 to the consolidated financial statements for more information). The following table presents the amounts of gains and losses on the Company's derivative instruments designated as hedging instruments for fiscal years 2019, 2018 and 2017 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2017	2019	2018	2017
Designated as hedging instruments:
Cash flow hedges	$1,781	$(8,499)	$2,928	$1,810	5,808	$(1,670)

Upon adoption of ASU 2017-12, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of March 31, 2019, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $41.4 million. As of March 31, 2018, there were no currency forward contracts outstanding related to forecasted inventory purchases. The Company estimates that $0.4 million of net gain related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2019 will be reclassified into earnings within the next twelve months.
Other Derivatives: The Company also enters into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These forward and swap contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2019 and 2018 were $50.4 million and $47.2 million, respectively. Open forward and swap contracts as of March 31, 2019 and 2018 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen and Canadian Dollars to be settled at future dates at pre-determined exchange rates.
The fair value of all currency forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Logitech International S.A. | Fiscal 2019 Form 10-K | 103

Note 11—Goodwill and Other Intangible Assets
The Company performed its annual impairment analysis of goodwill as of December 31, 2018 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2018. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2019 and 2018 (in thousands):

	Years Ended March 31,
	2019	2018
Beginning of the period	$275,451	$249,741
Acquisitions	68,269	25,800
Currency exchange rate impact	(36)	(90)
End of the period	$343,684	$275,451

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$36,370	$(13,659)	$22,711	$23,870	$(9,482)	$14,388
Developed technology	95,207	(62,341)	32,866	77,175	(50,755)	26,420
Customer contracts/relationships	84,610	(21,188)	63,422	59,510	(12,771)	46,739
	$216,187	$(97,188)	$118,999	$160,555	$(73,008)	$87,547

For fiscal years 2019, 2018 and 2017, amortization expense for intangible assets was, $24.2 million, $15.6 million and $9.4 million, respectively. The Company expects that annual amortization expense for fiscal years 2020, 2021, 2022, 2023 and 2024 will be $27.5 million, $23.2 million, $20.0 million, $15.9 million and $13.0 million, respectively, and $19.3 million thereafter.
Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $80.6 million as of March 31, 2019. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2019, the Company had outstanding bank guarantees of $34.3 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2019 or March 31, 2018.

Logitech International S.A. | Fiscal 2019 Form 10-K | 104

Note 13—Commitments and Contingencies
Operating Leases
The Company leases facilities under operating leases, certain of which require it to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at the Company's option and usually include escalation clauses linked to inflation. Future minimum annual rentals under non-cancelable operating leases at March 31, 2019 are as follows (in thousands):

Years Ending March 31,
2020	$11,849
2021	10,002
2022	7,882
2023	5,111
2024	1,130
Thereafter	3,646
$39,620

Rent expense for fiscal years 2019, 2018 and 2017 was $12.4 million, $11.2 million and $9.9 million, respectively.
In connection with its leased facilities, the Company recognized a liability for asset retirement obligations for 2019 and 2018 representing the present value of estimated remediation costs to be incurred at lease expiration. The liabilities for asset retirement obligations were not material as of March 31, 2019 and 2018.
Product Warranties
Changes in the Company's warranty liability for fiscal years 2019 and 2018 were as follows (in thousands):

	Years Ended March 31,
	2019	2018
Beginning of the period	$27,573	$21,911
Assumed from business acquisition	351	1,230
Provision	36,927	25,103
Settlements	(29,874)	(21,766)
Currency translation	(748)	1,095
End of the period	$34,229	$27,573

Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2019, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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

Logitech International S.A. | Fiscal 2019 Form 10-K | 105

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
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 shares with a par value of CHF 0.25 each, all of which were issued and 7,243,733 of which were held in treasury shares as of March 31, 2019.
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
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 940.9 million or $945.2 million based on the exchange rate at March 31, 2019) and is subject to shareholder approval.
In May 2019, the Board of Directors recommended that the Company pay CHF 121.8 million ($122.4 million based on the exchange rate on March 31, 2019) in cash dividends for fiscal year 2019. In September 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per common share, totaling $114.0 million on the Company's outstanding common stock. In September 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling approximately $104.2 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2016, the Company declared and paid cash dividends of CHF 0.56 (USD equivalent of $0.57) per common share, totaling approximately $93.1 million in U.S. Dollars, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.6 million at March 31, 2019 (based on the exchange rate at March 31, 2019).
Share Repurchases
In March 2014, the Company's Board of Directors approved the 2014 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. This share buyback program expired in April 2017. In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares following the expiration date of 2014 buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of March 31, 2019, $187.4 million is still available for repurchase under the 2017 buyback program.

Logitech International S.A. | Fiscal 2019 Form 10-K | 106

A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Buyback Program	Shares (1)	Amounts	Shares	Amounts
March 2014	17,311	$250,000	9,113	$155,983
March 2017	17,311	$250,000	1,651	$62,567
(1) The approval of each of the share buyback programs by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plans(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2018	$(83,848)	$(6,398)	$(3,209)	$(93,455)
Other comprehensive income (loss)	(8,300)	(7,534)	3,591	(12,243)
March 31, 2019	$(92,148)	$(13,932)	$382	$(105,698)
_______________________________________

(1) Tax effect was not significant as of March 31, 2019 or 2018.
There was a $0.5 million reclassification of currency translation loss included in other income (expense), net for the year ended March 31, 2019 due to the liquidation of one of the Company's subsidiaries.
Note 15—Segment Information
The Company operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs, or change in fair value of contingent consideration from business acquisition.

Logitech International S.A. | Fiscal 2019 Form 10-K | 107

Sales by product categories were as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Pointing Devices	$536,890	$516,637	$501,562
Keyboards & Combos	536,619	498,472	480,312
PC Webcams	121,282	112,147	107,087
Tablet & Other Accessories	128,315	107,942	76,879
Video Collaboration	259,521	182,717	127,009
Mobile Speakers	230,378	314,817	301,021
Audio & Wearables	277,429	252,330	246,390
Gaming	648,130	491,995	314,362
Smart Home	49,344	89,373	65,510
Other (1)	414	433	1,295
Total Sales	$2,788,322	$2,566,863	$2,221,427

(1)	Other category includes products that the Company currently intends to phase out, or have already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region for fiscal years 2019, 2018 and 2017 (based on the customers' locations) were as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Americas	$1,190,216	$1,118,324	$963,674
EMEA	861,731	820,347	746,898
Asia Pacific	736,375	628,192	510,855
Total Sales	$2,788,322	$2,566,863	$2,221,427

Revenues from sales to customers in the United States represented 36%, 37%and 37% of sales in fiscal years 2019, 2018 and 2017, respectively. Revenues from sales to customers in Germany represented 18%, 16% and 17% of sales in fiscal years 2019, 2018 and 2017, respectively. Revenues from sales to customers in China represented 10% of sales in fiscal year 2019. No other single country represented more than 10% of sales during these periods. Revenues from sales to customers in Switzerland, the Company's home domicile, represented 3%, 2% and 2% of sales in fiscal years 2019, 2018 and 2017, respectively.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	March 31,
	2019	2018
Americas	$29,813	$35,404
EMEA	4,537	4,690
Asia Pacific	44,202	46,210
Total Property, plant and equipment, net	$78,552	$86,304

Property, plant and equipment, net in the United States and China were $29.8 million and $36.4 million, respectively, as of March 31, 2019, and $35.3 million and $37.9 million, respectively, as of March 31, 2018. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net at March 31, 2019 or 2018. Property, plant and equipment, net in Switzerland, the Company's home domicile, were $1.7 million and $1.9 million at March 31, 2019 and 2018, respectively.

Logitech International S.A. | Fiscal 2019 Form 10-K | 108

Note 16—Restructuring
During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.3 million was recognized during fiscal year 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the Consolidated Statements of Operations. The Company expects to have substantially completed this restructuring within the next three months.

The restructuring-related activities for the years ended March 31, 2018 and 2017 include activities from the restructuring plan implemented in fiscal year 2016.
The following table summarizes restructuring-related activities during fiscal year 2019, 2018 and 2017 (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2016	$5,907	$125	$6,032
Charges, net	23	—	23
Cash payments	(5,195)	(125)	(5,320)
Accrual balance at March 31, 2017	735	—	735
Credits, net	(116)	—	(116)
Cash payments	(619)	—	(619)
Accrual balance at March 31, 2018	—	—	—
Charges, net	11,302	—	11,302
Cash payments	(6,913)	—	(6,913)
Accrual balance at March 31, 2019	$4,389	$—	$4,389

The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.

Logitech International S.A. | Fiscal 2019 Form 10-K | 109

LOGITECH INTERNATIONAL S.A.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA
(unaudited)
The following table contains selected unaudited quarterly financial data for fiscal years 2019 and 2018 (in thousands, except per share amounts):

	Year ended March 31, 2019 (1)				Year ended March 31, 2018 (1)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$608,480	$691,146	$864,388	$624,308	$529,946	$632,470	$812,021	$592,426
Cost of goods sold	382,171	432,063	535,707	388,028	334,774	402,722	533,631	377,617
Amortization of intangible assets and purchase accounting effect on inventory	2,372	2,966	4,699	3,305	1,504	2,011	2,789	$2,574
Gross profit	223,937	256,117	323,982	232,975	193,668	227,737	275,601	212,235
Operating expenses:
Marketing and selling	114,584	121,801	132,250	119,628	102,378	107,386	116,153	109,572
Research and development	38,987	39,542	40,591	42,110	35,099	36,647	34,398	37,616
General and administrative	25,473	25,206	24,496	23,557	25,409	25,266	22,291	23,387
Amortization of intangible assets and acquisition-related costs	2,521	4,317	3,539	3,913	1,390	2,491	2,496	2,553
Change in fair value of contingent consideration for business acquisition	—	—	—	—	(1,978)	(2,930)	—	—
Restructuring charges (credits), net	9,921	119	(278)	1,540	(55)	(61)	—	—
Total operating expenses	191,486	190,985	200,598	190,748	162,243	168,799	175,338	173,128
Operating income	32,451	65,132	123,384	42,227	31,425	58,938	100,263	39,107
Interest income	2,369	1,858	1,482	2,666	1,175	1,048	874	1,872
Other income (expense), net	(1,571)	3,389	(2,747)	493	(1,029)	459	(324)	(1,543)
Income before income taxes	33,249	70,379	122,119	45,386	31,571	60,445	100,813	39,436
Provision for (benefit from) income taxes	(5,217)	6,203	9,309	3,265	(5,436)	4,087	20,040	5,032
Net Income	$38,466	$64,176	$112,810	$42,121	$37,007	$56,358	$80,773	$34,404

Net income per share:
Basic	$0.23	$0.39	$0.68	$0.25	$0.23	$0.34	$0.49	$0.21
Diluted	$0.23	$0.38	$0.67	$0.25	$0.22	$0.33	$0.48	$0.20

Shares used to compute net income per share:
Basic	165,317	165,630	165,707	165,776	163,407	164,120	164,248	164,374
Diluted	168,756	169,234	168,907	168,956	168,339	169,078	169,079	169,387
______________________________

(1) Financial results of all the periods in fiscal years 2019 and 2018 included the impact from businesses acquired during the year. Refer to Note 3 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2019 Form 10-K | 110

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2019, 2018 and 2017 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)(2)(3)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2019	$122	$840	$(878)	$84
2018	$607	$(404)	$(81)	$122
2017	$667	$47	$(107)	$607
Allowance for sales returns:
2019 (2)	$25,515	$94,381	$(113,410)	$6,486
2018	$18,800	$111,969	$(105,254)	$25,515
2017	$18,526	$78,242	$(77,968)	$18,800
Allowance for cooperative marketing arrangements:
2019 (2)	$30,389	$176,323	$(171,632)	$35,080
2018	$28,022	$160,664	$(158,297)	$30,389
2017	$28,157	$144,656	$(144,791)	$28,022
Allowance for customer incentive programs:
2019 (2)	$70,592	$237,580	$(248,136)	$60,036
2018	$60,857	$230,838	$(221,103)	$70,592
2017	$60,872	$196,363	$(196,378)	$60,857
Allowance for pricing programs:
2019 (2)	$141,369	$444,540	$(497,556)	$88,353
2018	$102,289	$445,048	$(405,968)	$141,369
2017	$81,553	$322,118	$(301,382)	$102,289
Tax valuation allowance:
2019	$25,148	$3,244	$(17)	$28,375
2018 (3)	$6,626	$18,496	$26	$25,148
2017	$5,338	$1,299	$(11)	$6,626

(1) The amounts for fiscal years 2019 and 2018 both include immaterial impacts from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

(2) The amounts charged to the Statement of Operations for allowances for various Customer Programs and sales returns in fiscal year 2019 include the impact of $105.8 million reduction as a result of the adoption of ASU 2014-09 effective April 1, 2018, of which $20.0 million was for allowance for sales returns, $3.2 million was for the allowance for cooperative marketing arrangements, $18.7 million for allowance for customer incentive programs and $63.8 million for allowance for pricing programs. Refer to Note 2 to the consolidated financial statements.

(3) The amount charged to the Statement of Operations for the tax valuation allowance in fiscal year 2018 primarily includes the impact of $18.0 million from the adoption of ASU 2016-09 effective April 1, 2017.

Logitech International S.A. | Fiscal 2019 Form 10-K | 111