Form 10-Q
period 2019-06-30
LOGITECH INTERNATIONAL SA
filed 2019-07-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

510 795-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Registered Shares	LOGN	SIX Swiss Exchange
Registered Shares	LOGI	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging Growth Company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

As of July 10, 2019, there were 166,464,628 shares of the Registrant’s share capital outstanding.

Exhibits

In this document, unless otherwise indicated, references to the “Company”, “Logitech”, "we," "our," and "us" are to Logitech International S.A. and its consolidated subsidiaries. Unless otherwise specified, all references to U.S. Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America. All references to CHF are to the Swiss Franc, the legal currency of Switzerland.

Logitech, the Logitech logo, and the Logitech products referred to herein are either the trademarks or the registered trademarks of Logitech. All other trademarks are the property of their respective owners.

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2020 ended on June 28, 2019. The same quarter in the prior fiscal year ended on June 29, 2018. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales	$644,225	$608,480
Cost of goods sold	401,978	382,171
Amortization of intangible assets and purchase accounting effect on inventory	3,271	2,372
Gross profit	238,976	223,937

Operating expenses:
Marketing and selling	123,033	114,584
Research and development	42,243	38,987
General and administrative	22,159	25,473
Amortization of intangible assets and acquisition-related costs	3,596	2,521
Restructuring charges, net	478	9,921
Total operating expenses	191,509	191,486

Operating income	47,467	32,451
Interest income	2,553	2,369
Other income (expense), net	1,861	(1,571)
Income before income taxes	51,881	33,249
Provision for (benefit from) income taxes	6,536	(5,217)
Net income	$45,345	$38,466

Net income per share:
Basic	$0.27	$0.23
Diluted	$0.27	$0.23

Weighted average shares used to compute net income per share:
Basic	166,302	165,317
Diluted	168,797	168,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Net income	$45,345	$38,466
Other comprehensive income (loss):
Currency translation loss, net of taxes	(278)	(4,963)
Defined benefit plans:
Net loss and prior service costs, net of taxes	(311)	(94)
Amortization included in other income (expense), net	53	(70)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(943)	187
Reclassification of hedging loss (gain) included in cost of goods sold	(226)	2,851
Total other comprehensive income (loss)	(1,705)	(2,089)
Total comprehensive income	$43,640	$36,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$596,956	$604,516
Accounts receivable, net	418,816	383,309
Inventories	297,007	293,495
Other current assets	68,927	69,116
Total current assets	1,381,706	1,350,436
Non-current assets:
Property, plant and equipment, net	76,713	78,552
Goodwill	343,702	343,684
Other intangible assets, net	112,132	118,999
Other assets	173,448	132,453
Total assets	$2,087,701	$2,024,124
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$338,748	$283,922
Accrued and other current liabilities	394,675	433,897
Total current liabilities	733,423	717,819
Non-current liabilities:
Income taxes payable	36,133	36,384
Other non-current liabilities	120,111	93,582
Total liabilities	889,667	847,785
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30 and March 31, 2019
Additional shares that may be issued out of conditional capitals — 50,000 at June 30 and March 31, 2019
Additional shares that may be issued out of authorized capital — 34,621 at June 30 and March 31, 2019
Additional paid-in capital	35,048	56,655
Shares in treasury, at cost — 6,642 at June 30, 2019 and 7,244 at March 31, 2019	(170,140)	(169,802)
Retained earnings	1,410,381	1,365,036
Accumulated other comprehensive loss	(107,403)	(105,698)
Total shareholders’ equity	1,198,034	1,176,339
Total liabilities and shareholders’ equity	$2,087,701	$2,024,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$45,345	$38,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,802	10,699
Amortization of intangible assets	6,867	4,893
Loss (gain) on investments	(211)	13
Share-based compensation expense	12,218	13,259
Deferred income taxes	(3,381)	(9,659)
Other	(4)	124
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(34,264)	(68,557)
Inventories	(2,681)	(18,200)
Other assets	(5,387)	(4,225)
Accounts payable	55,592	51,188
Accrued and other liabilities	(48,380)	(5,719)
Net cash provided by operating activities	36,516	12,282
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,340)	(8,744)
Investment in privately held companies	(170)	(225)
Acquisitions, net of cash acquired	—	(243)
Purchases of trading investments	(1,155)	(2,500)
Proceeds from sales of trading investments	1,196	2,867
Net cash used in investing activities	(9,469)	(8,845)
Cash flows from financing activities:
Purchases of registered shares	(15,127)	(9,982)
Proceeds from exercises of stock options and purchase rights	393	1,104
Tax withholdings related to net share settlements of restricted stock units	(19,370)	(25,081)
Net cash used in financing activities	(34,104)	(33,959)
Effect of exchange rate changes on cash and cash equivalents	(503)	(7,309)
Net decrease in cash and cash equivalents	(7,560)	(37,831)
Cash and cash equivalents, beginning of the period	604,516	641,947
Cash and cash equivalents, end of the period	$596,956	$604,116
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$3,580	$4,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	38,466	(2,089)	36,377
Purchases of registered shares	—	—	—	255	(9,982)	—	—	(9,982)
Sales of shares upon exercise of stock options and purchase rights	—	—	439	(49)	665	—	—	1,104
Issuance of shares upon vesting of restricted stock units	—	—	(41,747)	(1,200)	16,666	—	—	(25,081)
Share-based compensation	—	—	13,167	—	—	—	—	13,167
June 30, 2018	173,106	$30,148	$19,093	7,533	$(158,337)	$1,259,900	$(95,544)	$1,055,260

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	45,345	(1,705)	43,640
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	8	(25)	385	—	—	393
Issuance of shares upon vesting of restricted stock units	—	—	(33,774)	(966)	14,404	—	—	(19,370)
Share-based compensation	—	—	12,159	—	—	—	—	12,159
June 30, 2019	173,106	$30,148	$35,048	6,642	$(170,140)	$1,410,381	$(107,403)	$1,198,034

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 17, 2019.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the three months ended June 30, 2019 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, valuation of operating right-of-use assets, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets.

Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from these estimates.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" (ASU 2016-02 or Topic 842), which requires a lessee to recognize right-of-use (ROU) assets and lease liabilities arising from operating and financing leases with terms longer than 12 months on the consolidated balance sheets and to disclose key information about leasing arrangements.

The Company adopted the new standard effective April 1, 2019 and recorded an ROU asset and lease liability related to its operating leases. The Company used the modified retrospective approach with the effective date as the date of initial application. Accordingly, the Company applied the new lease standard prospectively to leases existing or commencing on or after April 1, 2019. Prior period balances and disclosures have not been restated. The Company elected the package of transitional practical expedients, which among other provisions, allows the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. In addition, for operating leases, the Company elected to account for lease and non-lease components as a single lease component. The Company also made an accounting policy election to not recognize lease liabilities and ROU assets on its condensed consolidated balance sheet for leases that, at the lease commencement date, have a lease term of 12 months or less.

Adoption of the standard resulted in the recognition of $31.3 million of ROU assets and $37.4 million of lease liabilities related to the Company's leases on its condensed consolidated balance sheet on April 1, 2019. The difference of $6.1 million represented deferred rent for leases that existed as of the date of adoption, which decreased the opening balance of ROU assets. In addition, the prepaid rent balance as of the date of adoption increased the opening balance of ROU assets. The deferred rent and prepaid rent balances were derecognized as of the date of adoption and no adjustment was made to retained earnings. The adoption of the standard did not have an impact on our condensed consolidated statement of operations, comprehensive income, changes in shareholders' equity or cash flows.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU 2018-15), which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard effective April 1, 2019 using a prospective adoption method. The adoption of ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. ASU 2018-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Retrospective adoption is required, except for certain disclosures which will be required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The Company does not expect the adoption of ASU 2018-13 will have a material impact on its consolidated financial statements and plans to adopt the standard effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. ASU 2018-14 is effective for annual periods in fiscal years ending after December 15, 2020. Retrospective adoption is required and early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements and plans to early adopt the standard effective April 1, 2020.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2019 and June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Net income	$45,345	$38,466

Shares used in net income per share computation:
Weighted average shares outstanding - basic	166,302	165,317
Effect of potentially dilutive equivalent shares	2,495	3,439
Weighted average shares outstanding - diluted	168,797	168,756

Net income per share:
Basic	$0.27	$0.23
Diluted	$0.27	$0.23

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase rights (ESPP) totaling 2.0 million and 1.5 million for the three months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. Performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period was the end of the contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2019, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of goods sold	$1,158	$1,130
Marketing and selling	6,849	5,786
Research and development	2,154	1,549
General and administrative	2,057	4,794
Total share-based compensation expense	12,218	13,259
Income tax benefit	(6,800)	(9,529)
Total share-based compensation expense, net of income tax benefit	$5,418	$3,730

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of June 30, 2019 and 2018, the balance of capitalized share-based compensation included in inventory was $0.9 million and $0.6 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.4 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2019 was $6.5 million based on an effective income tax rate of 12.6% of pre-tax income, compared to an income tax benefit of $5.2 million based on an effective income tax rate of (15.7)% of pre-tax income for the three months ended June 30, 2018.

On May 19, 2019, the Swiss electorate approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards. The tax reform is expected to take effect on January 1, 2020. As of June 30, 2019, TRAF has not been enacted as the federal and cantonal legislative procedures are in process.

The change in the effective income tax rate for the three months ended June 30, 2019, compared to the same period ended June 30, 2018, was primarily due to the mix of income and losses in the various tax jurisdictions which the Company operates and the transitional income tax impact in Switzerland. The Company has benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. The transitional income tax impact represents income tax provision at the current full statutory income tax rate of 13.62%, without taking account of the federal and cantonal tax reform yet to be enacted. In the three months ended June 30, 2019, there was a discrete tax provision of $2.3 million to record net deferred tax liability in Switzerland. Furthermore, there were discrete tax benefits of $5.8 million and $1.2 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2019, compared with $8.3 million and $0.9 million, respectively, in the three-month period ended June 30, 2018.

As of June 30, 2019 and March 31, 2019, the total amount of unrecognized tax benefits due to uncertain tax positions was $77.3 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

As of June 30, 2019 and March 31, 2019, the Company had $36.1 million and $36.4 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax provision. As of June 30, 2019 and March 31, 2019, the Company had $2.6 million and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2020, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $3.7 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2019 (in thousands):

	June 30, 2019	March 31, 2019
Accounts receivable, net:
Accounts receivable	$602,656	$573,348
Allowance for doubtful accounts	(1,029)	(84)
Allowance for sales returns	(5,505)	(6,486)
Allowance for cooperative marketing arrangements	(34,480)	(35,080)
Allowance for customer incentive programs	(58,021)	(60,036)
Allowance for pricing programs	(84,805)	(88,353)
	$418,816	$383,309
Inventories:
Raw materials	$41,380	$40,970
Finished goods	255,627	252,525
	$297,007	$293,495
Other current assets:
Value-added tax receivables	$34,989	$34,321
Prepaid expenses and other assets	33,938	34,795
	$68,927	$69,116
Property, plant and equipment, net:
Property, plant and equipment at cost	$362,099	$359,345
Accumulated depreciation and amortization	(285,386)	(280,793)
	$76,713	$78,552
Other assets:
Deferred tax assets	$96,183	$90,808
Right-of-use assets (1)	31,994	—
Trading investments for deferred compensation plan	23,420	20,363
Investments in privately held companies	16,371	16,022
Other assets	5,480	5,260
	$173,448	$132,453

(1) Increase of balances was due to the adoption of Topic 842. Refer to Note 1 to the condensed consolidated financial statements for more information.

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2019 (in thousands):

	June 30, 2019	March 31, 2019
Accrued and other current liabilities:
Accrued personnel expenses	$67,869	$103,166
Accrued sales return liability	33,735	37,749
Accrued customer marketing, pricing and incentive programs	139,625	143,888
Lease liability (1)	12,358	—
Warranty accrual	22,461	21,524
Income taxes payable	7,445	6,207
Other current liabilities	111,182	121,363
	$394,675	$433,897
Other non-current liabilities:
Warranty accrual	$13,353	$12,705
Obligation for deferred compensation plan	23,420	20,363
Employee benefit plan obligation	51,978	51,448
Lease liability (1)	25,816	—
Deferred tax liability	4,351	2,050
Other non-current liabilities	1,193	7,016
	$120,111	$93,582

(1) Increase of balances was due to the adoption of Topic 842. Refer to Note 1 to the condensed consolidated financial statements for more information.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2019			March 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$497,035	$—	$—	$496,434	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$5,315	$—	$—	$4,080	$—	$—
Mutual funds	18,105	—	—	16,283	—	—
Total of trading investments for deferred compensation plan	$23,420	$—	$—	$20,363	$—	$—

Currency exchange derivative assets included in other current assets	$—	$176	$—	$—	$455	$—

Liabilities:
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$1,177	$—	$—	$36	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $23.4 million and $20.4 million, as of June 30, 2019 and March 31, 2019, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three months ended June 30, 2019 and 2018 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $7.0 million and $6.6 million as of June 30, 2019 and March 31, 2019, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of June 30, 2019 and March 31, 2019 was $9.5 million. There was no impairment of these assets during the three months ended June 30, 2019 or 2018.

Non-Financial Assets. The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three months ended June 30, 2019 or 2018.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019.

The fair value of the Company’s derivative instruments was not material as of June 30, 2019 or March 31, 2019. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2019	2018
Cash flow hedges	$(943)	$187	$(226)	$2,851

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $68.2 million as of June 30, 2019 and $41.4 million as of March 31, 2019. The Company had $0.8 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2019 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2019 and March 31, 2019 were $53.2 million and $50.4 million, respectively. Open forward and swap contracts outstanding as of June 30, 2019 and March 31, 2019 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2019 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the three months ended June 30, 2019 (in thousands):

As of March 31, 2019	$343,684
Currency translation	18
As of June 30, 2019	$343,702

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,370	$(14,889)	$21,481	$36,370	$(13,659)	$22,711
Developed technology	95,207	(65,612)	29,595	95,207	(62,341)	32,866
Customer contracts/relationships	84,610	(23,554)	61,056	84,610	(21,188)	63,422
Total	$216,187	$(104,055)	$112,132	$216,187	$(97,188)	$118,999

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $79.3 million as of June 30, 2019. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2019, the Company had outstanding bank guarantees of $15.7 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2019 or March 31, 2019.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Beginning of the period	$34,229	$27,573
Provision	8,535	7,364
Settlements	(6,977)	(6,552)
Currency translation	27	468
End of the period	$35,814	$28,853

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2019, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of June 30, 2019, $172.4 million is still available for repurchase under the 2017 buyback program.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2019	$(92,148)	$(13,932)	$382	$(105,698)
Other comprehensive income (loss)	(278)	(258)	(1,169)	(1,705)
June 30, 2019	$(92,426)	$(14,190)	$(787)	$(107,403)

(1)        Tax effect was not significant as of June 30 or March 31, 2019.

Note 12 — Segment Information

The Company has determined that it operates in a single operating segment that encompasses the design, manufacturing and marketing of peripherals for PCs, tablets and other digital platforms. Operating performance measures are provided directly to the Company's CEO, who is considered to be the Company’s Chief Operating Decision Maker. The CEO periodically reviews information such as sales and adjusted operating income (loss) to make business decisions. These operating performance measures do not include restructuring charges (credits), net, share-based compensation expense, amortization of intangible assets, charges from the purchase accounting effect on inventory, acquisition-related costs or change in fair value of contingent consideration from business acquisition.

Sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Pointing Devices	$121,983	$127,790
Keyboards & Combos	128,679	128,222
PC Webcams	28,128	29,674
Tablet & Other Accessories	38,339	32,436
Video Collaboration	73,424	58,792
Mobile Speakers	50,416	34,327
Audio & Wearables	58,624	52,154
Gaming	134,515	136,026
Smart Home	9,864	9,011
Other (1)	253	48
Total sales	$644,225	$608,480

(1) Other category includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Americas	$293,445	$276,928
EMEA	179,106	160,632
Asia Pacific	171,674	170,920
Total sales	$644,225	$608,480

Sales are attributed to countries on the basis of the customers’ locations.

The United States, Germany, and China each represented more than 10% of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% of the Company's total consolidated sales for the three months ended June 30, 2019 and represented 2% of the Company's total consolidated sales for the three months ended June 30, 2018.

Two customers of the Company each represented more than 10% of the total consolidated gross sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	June 30, 2019	March 31, 2019
Americas	$27,746	$29,813
EMEA	4,803	4,537
Asia Pacific	44,164	44,202
Total property, plant and equipment, net	$76,713	$78,552

Property, plant and equipment, net in the United States and China were $27.7 million and $36.5 million, respectively, as of June 30, 2019, and $29.8 million and $36.4 million, respectively, as of March 31, 2019. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of

June 30, 2019 or March 31, 2019. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $2.0 million and $1.7 million as of June 30, 2019 and March 31, 2019, respectively.

Note 13 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.8 million has been recognized cumulatively as of June 30, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges, net in the condensed consolidated statements of operations, and the accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2019, the Company has substantially completed this restructuring plan.

The following table summarizes restructuring related activities during the three months ended June 30, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	$2,911

Note 14 — Leases

The Company is a lessee in several noncancellable operating leases, primarily real estate facilities for office space and for transportation and office equipment. The Company accounts for leases in accordance with Topic 842 (see Note 1) and determines if an arrangement is a lease or contains a lease at contract inception. ROU assets are included in other assets, short-term lease liabilities are included in accrued and other current liabilities, and long-term lease liabilities are included in other non-current liabilities on the Company's unaudited condensed consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at lease commencement date. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the lease is not readily determinable for the Company's operating leases, the Company generally uses an incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes any lease payments made and excludes lease incentives.

The Company's lease arrangements comprise of operating leases with various expiration dates through December 31, 2030. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

For the three months ended June 30, 2019, the total operating lease costs were $3.3 million, which included short-term lease costs and sublease income. Total variable lease costs were immaterial during the three months ended June 30, 2019. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's unaudited condensed consolidated statement of operations.

As of June 30, 2019, the weighted-average remaining lease term was 4 years, and the weighted-average discount rate was 2.9%.

For the three months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $3.1 million and right-of-use assets obtained in exchange for new operating lease liabilities was $3.4 million.

Future lease payments included in the measurement of lease liabilities as of June 30, 2019 for the following five fiscal years and thereafter are as follows (in thousands):

Operating Lease
Remaining 2020	$10,294
2021	11,003
2022	9,065
2023	5,486
2024	1,236
Thereafter	3,655
Total lease payments	40,739
Less interest	(2,565)
Present value of lease liabilities	$38,174

Future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840 under our non-cancelable operating leases as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Lease
2020	$11,849
2021	10,002
2022	7,882
2023	5,111
2024	1,130
Thereafter	3,646
Total lease payments	$39,620

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

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Ultimate Ears, Jaybird and Blue Microphones. Our Company's website is www.logitech.com.

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
Summary of Financial Results

Our total sales for the three months ended June 30, 2019 increased 6%, compared to the three months ended June 30, 2018, supported by stronger sales in the Americas and EMEA. Blue Microphones contributed 2 points to the sales growth during the period.

Our sales for the three months ended June 30, 2019 increased 6% and 12% in the Americas and EMEA, respectively, compared to the same period of the prior fiscal year. Our sales for the three months ended June 30, 2019 in Asia Pacific were flat compared to the same period of the prior fiscal year.

Our gross margin for the three months ended June 30, 2019 increased 30 basis points to 37.1% from 36.8% for the three months ended June 30, 2018. Our gross margin benefited from product cost savings, tariff mitigation efforts and product mix, partially offset by an increase in China tariffs and unfavorable currency exchange.

Operating expenses for the three months ended June 30, 2019 remained flat compared to the same period of the prior fiscal year. Operating expenses were 29.7% of sales for the three months ended June 30, 2019, compared to 31.5% of sales in the same period of the prior fiscal year.

Net income for the three months ended June 30, 2019 was $45.3 million, compared to $38.5 million for the three months ended June 30, 2018.

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
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  Although new PC shipments continue to be weak, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple new consumer use cases, which we are addressing with our innovative product portfolio. The increasing popularity of streaming and broadcasting provides additional growth opportunities for our Webcam products. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for the iPad and iPad mini. In fiscal year 2019, we saw a recovery of the iPad tablet market, and our Tablet & Other Accessories category has benefited from the recovery along with our innovative products.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth. With ASTRO Gaming, we are also strengthening our portfolio in adjacent categories, such as the console controller market.

Video Collaboration:  The near and long-term structural growth opportunities in the video collaboration market are significant and, as a result, that market is continuing to attract more competition. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium and large-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products, targeted product marketing and sales channel development.
Music: The music market grew during fiscal year 2019, driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in fiscal year 2019. In fiscal year 2019, the headphone industry continued to flourish with strong revenue growth. The largest growth was seen in wireless headphones where the market tripled year-over-year and where there was a substantial increase to average selling prices. Continued growth in the headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. With Blue Microphones, we are strengthening our portfolio in adjacent categories, such as the microphones market.
Smart Home: Our remote business declined substantially in fiscal year 2019 as the attachment to the voice assistants of Harmony Hub-based remote controls was not a sustainable trend. In general, the space is under pressure as the way people consume content is changing. We will continue to explore other innovative experiences for the Smart Home category.
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to our distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance.
Swiss Federal Tax Reform
On May 19, 2019, the Swiss electorate approved TRAF, a major reform to better align the Swiss tax system with international tax standards. The tax reform is expected to take effect on January 1, 2020. As of June 30, 2019, TRAF has not been enacted as the federal and cantonal legislative procedures are in process. We have benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. We continue to monitor the enactment process and our transitional measures to comply with federal and cantonal tax reform provisions. We anticipate an increase in our cash tax payments in Switzerland beginning in fiscal year 2020.

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect the fair value of goodwill, intangible assets acquired from business acquisitions, valuation of operating right-of-use assets, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets.

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

Other than the recent accounting pronouncement adoptions and Summary of Significant Accounting Policies discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three months ended June 30, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Adoption of New Accounting Pronouncements

Refer to Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for recent accounting pronouncements adopted and to be adopted.

Impact of Constant Currency

We refer to our sales growth rates excluding the impact of currency exchange rate fluctuations as "constant dollar" sales growth rates. Percentage of constant dollar sales growth is calculated by translating prior period sales in each local currency at the current period’s average exchange rate for that currency and comparing that to current period sales.

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange rate results on our sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.

References to Sales

References to “sales” mean net sales, except as otherwise specified, and the sales growth discussion and sales growth rate percentages are based on U.S. Dollars, except as otherwise specified.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2019, approximately 47% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three months ended June 30, 2019 increased 6% compared to the same period of the prior fiscal year, driven by sales increases in the Americas and EMEA regions. Blue Microphones contributed 2 percentage points of the sales growth rate during the period. Strong growth in Mobile Speakers, Video Collaboration, Audio & Wearables and Tablet and other Accessories was partially offset by a decline in sales for Pointing Devices, PC Webcams and Gaming. If currency exchange rates had been constant in the three months ended June 30, 2019 and 2018, our constant dollar sales growth rates would have been 9%.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2019, compared with the three months ended June 30, 2018:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	6%	7%
EMEA	12%	17%
Asia Pacific	—%	5%

Americas:

The increase in sales in our Americas region was primarily driven by growth in Mobile Speakers, Audio & Wearables, Video Collaboration and Tablets and Other Accessories, partially offset by a decline in sales for Pointing Devices and PC Webcams.

EMEA:

The increase in sales in our EMEA region was primarily driven by growth in Mobile Speakers, Video Collaboration and Tablets and Other Accessories, partially offset by a decline in sales for Pointing Devices.

Asia Pacific:

The sales in our Asia Pacific region were flat. Growth in Video Collaboration was offset by a decline in sales for Mobile Speakers.

Sales by Product Categories

Sales by product categories for the three months ended June 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Pointing Devices	$121,983	$127,790	(5)%
Keyboards & Combos	128,679	128,222	—
PC Webcams	28,128	29,674	(5)
Tablet & Other Accessories	38,339	32,436	18
Video Collaboration	73,424	58,792	25
Mobile Speakers	50,416	34,327	47
Audio & Wearables	58,624	52,154	12
Gaming	134,515	136,026	(1)
Smart Home	9,864	9,011	9
Other (1)	253	48	427
Total sales	$644,225	$608,480	6%

(1) Other category includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presenters.

Sales of Pointing Devices decreased 5% in the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The decrease was across all regions and products types, including corded mice, cordless mice and presentation tools.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos remained flat in the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase in sales for keyboards was offset by a decline in sales for keyboard/mice combos.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales decreased 5% in the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The decrease was primarily driven by a decline in the sales of our HD Pro Webcam C920.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products increased 18% in the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our Slim Folio keyboard cases for the iPad 5th/6th Generation introduced in the second quarter of fiscal year 2019 and Slim Folio keyboard cases for the 12.9" and 11" iPad Pro introduced in the first quarter of fiscal year 2020, partially offset by a decline in the sales of our Slim Combo keyboard cases for the iPad Pro.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets and console gaming controllers.

Gaming sales decreased 1% for the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The decrease was primarily driven by declines in the sales of our gaming headsets and console gaming headsets, partially offset by increases in the sales of PC gaming mice and console gaming controllers.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combines affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 25% in the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our Rally Ultra-HD PTZ Conference Camera introduced in the third quarter of fiscal year 2019 and an increase in the sales of our MeetUp video conference camera.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers increased 47% for the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase was primarily due to the sales of our Ultimate Ears MEGABOOM 3 and BOOM 3 mobile speakers introduced in the second quarter of fiscal year 2019, the sales of our WONDERBOOM 2 introduced in the first quarter of fiscal year 2020 and an increase in the sales of Ultimate Ears MEGABOOM, partially offset by declines in the sales for other existing Ultimate Ears speakers.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales increased 12% for the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our Blue Microphones products as a result of our business combination in the second quarter of fiscal year 2019, partially offset by a decline in the sales of our corded headsets, PC speakers and Jaybird products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales increased 9% during the three months ended June 30, 2019, compared to the same period of the prior fiscal year. The increase was primarily due to an increase in the sales of our home video products, partially offset by declines in sales of our Harmony remote products.

Gross Profit

Gross profit for the three months ended June 30, 2019 and 2018 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$644,225	$608,480	6%
Gross profit	$238,976	$223,937	7
Gross margin	37.1%	36.8%

Gross profit consists of sales less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2019		2018
Marketing and selling	$123,033		$114,584
% of sales	19.1%		18.8%
Research and development	42,243		38,987
% of sales	6.6%		6.4%
General and administrative	22,159		25,473
% of sales	3.4%		4.2%
Amortization of intangible assets and acquisition-related costs	3,596		2,521
% of sales	0.6%		0.4%
Restructuring charges, net	478		9,921
% of sales	—%	(1)	1.6%
Total operating expenses	$191,509		$191,486
% of sales	29.7%		31.5%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2019, marketing and selling expenses increased $8.4 million compared to the same period of the prior fiscal year. The increases were primarily driven by higher advertising and marketing expenses and higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones acquisition.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2019, research and development expenses increased $3.3 million compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones acquisition.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three months ended June 30, 2019, general and administrative expenses decreased $3.3 million, compared to the same period of the prior fiscal year. The decrease for the three-month period was primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

The increase in amortization of intangible assets during the three months ended June 30, 2019, compared with the same period of the prior fiscal year, was primarily driven by the intangible assets acquired through the Blue Microphones acquisition in the second quarter of fiscal year 2019.

Restructuring Charges, Net

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support our long-term growth opportunities. In July, 2018, our Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.8 million has been recognized cumulatively as of June 30, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges, net in the condensed consolidated statements of operations. As of June 30, 2019, the Company has substantially completed this restructuring plan.

The following table summarizes restructuring related activities during the three months ended June 30, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	$2,911

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Investment income related to a deferred compensation plan	$589	$214
Currency exchange gain (loss), net	817	(1,874)
Gain (loss) on investments	211	(13)
Other	244	102
Total	$1,861	$(1,571)

Investment income represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain (loss), net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three months ended June 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Provision for (benefit from) income taxes	$6,536	$(5,217)
Effective income tax rate	12.6%	(15.7)%

The change in the effective income tax rate for the three months ended June 30, 2019, compared to the same period of the prior fiscal year, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the transitional income tax impact in Switzerland. We have benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. The transitional income tax impact represents income tax provision at the current full statutory income tax rate of 13.62%, without taking account of the federal and cantonal tax reform yet to be enacted. In the three months ended June 30, 2019, there was a discrete tax provision of $2.3 million to record net deferred tax liability in Switzerland. Furthermore, there were discrete tax benefits of $5.8 million and $1.2 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2019, compared with $8.3 million and $0.9 million, respectively, in the three-month period ended June 30, 2018.

As of June 30, 2019 and March 31, 2019, the total amounts of unrecognized tax benefits due to uncertain tax positions were $77.3 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $597.0 million, compared to $604.5 million as of March 31, 2019. As of June 30, 2019, 76% of the cash and cash equivalents were held in Switzerland and 12% held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the three months ended June 30, 2019, was primarily due to payment of annual bonus during the period, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and shares repurchased under our share buyback program, partially offset by proceeds from exercises of stock options and purchase rights and net cash provided by operating activities.

As of June 30, 2019, our working capital was $648.3 million, compared to $632.6 million as of March 31, 2019. The increase was primarily driven by higher accounts receivable, net, higher inventories and lower accrued and other current liabilities, partially offset by lower cash and cash equivalents and higher accounts payable. Our working capital increased by $49.6 million compared to $596.7 million as of June 30, 2018, which was primarily driven by higher accounts receivable, net, higher inventories and lower accounts payable, partially offset by lower cash and cash equivalents and higher accrued and other current liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $79.3 million as of June 30, 2019. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2019, we had outstanding bank guarantees of $15.7 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$36,516	$12,282
Net cash used in investing activities	(9,469)	(8,845)
Net cash used in financing activities	(34,104)	(33,959)
Effect of exchange rate changes on cash and cash equivalents	(503)	(7,309)
Net decrease in cash and cash equivalents	$(7,560)	$(37,831)

The following table presents selected financial information and statistics as of and for the three months ended June 30, 2019 and 2018 (Dollars in thousands):

	As of June 30,
	2019	2018
Accounts receivable, net	$418,816	$385,546
Accounts payable	$338,748	$343,680
Inventories	$297,007	$272,662

	Three Months Ended June 30,
	2019	2018
Days sales in accounts receivable (“DSO”) (Days) (1)	59	57
Days accounts payable outstanding (“DPO”) (Days) (2)	75	80
Inventory turnover (“ITO”) (x)(3)	5.5	5.6

(1) DSO is determined using ending accounts receivable, net as of the most recent quarter end and sales for the most recent quarter.
(2) DPO is determined using ending accounts payable as of the most recent quarter end and cost of goods sold for the most recent quarter.
(3) ITO is determined using ending inventories and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

DSO for the three months ended June 30, 2019 increased by 2 days to 59 days, compared to 57 days for the same period of the prior fiscal year, primarily due to timing of sales, customer payments and claims.

DPO for the three months ended June 30, 2019 decreased by 5 days, compared to the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended June 30, 2019 was approximately unchanged, compared to the same period of the prior fiscal year.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the three months ended June 30, 2019, we generated $36.5 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales, customer payments and claims. The increase in other assets was primarily due to an increase in right-of-use assets as a result of the adoption of ASC Topic 842. The increase in accounts payable was primarily driven by the timing of purchases and related payments. The decrease in accrued and other liabilities was primarily due to payment of annual bonus during the period, partially offset by an increase in lease liabilities as a result of the adoption of ASC Topic 842.

Net cash used in investing activities was $9.5 million, primarily due to $9.3 million of purchases of property, plant and equipment.

Net cash used in financing activities was $34.1 million, primarily due to $15.1 million used for repurchases of our registered shares, and $19.4 million tax withholdings related to net share settlements of restricted stock units, partially offset by $0.4 million in proceeds received from exercises of stock options and purchase rights.

During the three months ended June 30, 2019, there was a $0.5 million loss from currency exchange rate effect on cash and cash equivalents, compared to a loss of $7.3 million during the same period of the prior fiscal year. The loss from currency translation exchange effect during the three months ended June 30, 2018 was primarily due to the weakening of the Euro, Brazilian Real and Japanese Yen against the U.S. Dollar by 5%, 14% and 4%, respectively, during the period.

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

In May 2019, the Board of Directors recommended that the Company pay CHF121.8 million ($122.4 million based on the exchange rate on March 31, 2019) in cash dividends out of retained earnings available at the end of fiscal year 2019. In fiscal year 2019, we paid a cash dividend of CHF 110.7 million (U.S. Dollar amount of  $114.0 million) out of retained earnings available at the end of fiscal year 2018. In fiscal year 2018, we paid a cash dividend of CHF100.0 million (U.S. Dollar amount of $104.2 million) out of retained earnings available at the end of fiscal year 2017. The dividend to be paid in fiscal year 2020 and any future dividends will be subject to the approval of our shareholders.

In March 2017, our Board of Directors approved our 2017 share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares over a three-year period. The new program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of June 30, 2019, $172.4 million is still available for repurchase under the 2017 share buyback program.

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

Purchase Commitments

As of June 30, 2019, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2019, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended June 30, 2019, approximately 47% of our sales were in non-U.S. denominated currencies, with 22% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $8.9 million and $7.8 million as of June 30, 2019 and March 31, 2019, respectively. The adverse effect as of June 30, 2019 and March 31, 2019 is after consideration of the offsetting effect of approximately $4.1 million and $4.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of June 30, 2019 and March 31, 2019, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $6.8 million and $4.1 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with the adoption of the lease accounting standard (Topic 842), there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining or flat for several years, and such trends may continue in the future. This has put pressure on consumer demand for PC peripherals in many of our markets and may cause sales growth of our PC peripherals to slow and, in some cases, decline. We expect this trend may continue.

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

Each of these growth categories and many of the growth opportunities that we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, commoditization, and sensitivity to general economic conditions and cyclical downturns. The growth opportunities and strength and number of competitors that we face in all of our product categories mean that we are at risk of new competitors coming to market with more innovative products that are more attractive to customers than ours or priced more competitively. If we do not develop innovative and reliable peripherals and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to our many competitors and to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

Audio & Wearables. For PC speakers, our competitors include Bose, Cyber Acoustics, Phillips and Creative Labs, Apple and Samsung. For PC headset, we face numerous competitors, including Plantronics and GN Netcom, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony, LBL and Sennheiser, and others. Our competitors for Blue Microphones products include Rode, Audio-Technica, Samson, Shure, Razer and Apogee, among others.

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

Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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

Our strategy over the past several years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We restructured our business in fiscal years 2014 through 2016, and we may continue to divest or discontinue non-strategic product categories. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organization structure and reallocate resources to support long-term growth opportunities. We have substantially completed this restructuring during the three months ended June 30, 2019.

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

While our overall distribution relationships are diffuse, over a quarter of our gross sales are concentrated with two customers - Amazon Inc. and Ingram Micro - and their affiliated entities.  If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon and Ingram Micro, any adverse change in either of those relationships could have an adverse impact on our results of operations and financial condition.

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

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. Certain product categories, such as Video Collaboration, may also require that we further build and scale our own enterprise sales force. Several of our competitors already have large enterprise sale forces and experience and success with that sales model. If we are unable to build successful distribution channels, build and scale our own enterprise sales force, or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended June 30, 2019, approximately 47% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

Based on our current business model and as we expand into new markets and product categories and acquire companies, businesses and assets, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

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

As a result of changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation, of Switzerland or any other country in which we operate, the loss of a major tax dispute or a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, or other factors, our effective income tax rates may increase, which could adversely affect our net income and cash flows.

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through March 31, 2019. On May 19, 2019, the voters in Switzerland approved TRAF, a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that are expected to take effect on January 1, 2020. As of June 30, 2019, TRAF has not been enacted as the federal and cantonal legislative procedures are still in process. Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax ruling from the canton of Vaud, which we now expect, will result in a higher effective income tax rate on our worldwide earnings and such change will adversely affect our net income. While we will have a higher effective tax rate, we cannot be certain of the final outcome of the Swiss federal or cantonal tax reforms or their impact on our effective income tax rate and business, either in the short term or in the long term.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the March 2017 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2019 to April 26, 2019	—	—	—	$187,433
Month 2
April 27, 2019 to May 24, 2019	309	39.43	—	175,411
Month 3
May 24, 2019 to June 28, 2019	80	37.73	—	172,409
Total	389	39.08	—	$172,409
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

LOGITECH INTERNATIONAL S.A.

July 25, 2019	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

July 25, 2019	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer