Form 10-Q
period 2019-09-30
LOGITECH INTERNATIONAL S.A.
filed 2019-10-25
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 9, 2019, there were 166,974,994 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2020 ended on September 27, 2019. The same quarter in the prior fiscal year ended on September 28, 2018. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
The term “sales” means net sales, except as otherwise specified.
Our Internet website and the information contained, incorporated or referenced therein do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$719,691	$691,146	$1,363,916	$1,299,626
Cost of goods sold	444,344	432,063	846,322	814,234
Amortization of intangible assets and purchase accounting effect on inventory	3,271	2,966	6,542	5,338
Gross profit	272,076	256,117	511,052	480,054

Operating expenses:
Marketing and selling	134,155	121,801	257,188	236,385
Research and development	41,964	39,542	84,207	78,529
General and administrative	24,048	25,206	46,207	50,679
Amortization of intangible assets and acquisition-related costs	4,218	4,317	7,814	6,838
Restructuring charges (credits), net	(364)	119	114	10,040
Total operating expenses	204,021	190,985	395,530	382,471

Operating income	68,055	65,132	115,522	97,583
Interest income	2,390	1,858	4,943	4,227
Other income (expense), net	(110)	3,389	1,751	1,818
Income before income taxes	70,335	70,379	122,216	103,628
Provision for (benefit from) income taxes	(2,598)	6,203	3,938	986
Net income	$72,933	$64,176	$118,278	$102,642

Net income per share:
Basic	$0.44	$0.39	$0.71	$0.62
Diluted	$0.43	$0.38	$0.70	$0.61

Weighted average shares used to compute net income per share:
Basic	166,662	165,630	166,484	165,474
Diluted	169,027	169,234	168,914	168,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$72,933	$64,176	$118,278	$102,642
Other comprehensive income (loss):
Currency translation loss, net of taxes	(4,097)	(2,863)	(4,375)	(7,826)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	268	192	(43)	98
Amortization included in other income (expense), net	54	(69)	107	(139)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	2,380	298	1,437	485
Reclassification of hedging loss (gain) included in cost of goods sold	(132)	218	(358)	3,069
Total other comprehensive loss	(1,527)	(2,224)	(3,232)	(4,313)
Total comprehensive income	$71,406	$61,952	$115,046	$98,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$574,464	$604,516
Accounts receivable, net	465,969	383,309
Inventories	338,314	293,495
Other current assets	79,630	69,116
Total current assets	1,458,377	1,350,436
Non-current assets:
Property, plant and equipment, net	75,568	78,552
Goodwill	343,686	343,684
Other intangible assets, net	105,264	118,999
Other assets	173,425	132,453
Total assets	$2,156,320	$2,024,124
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$411,043	$283,922
Accrued and other current liabilities	424,963	433,897
Total current liabilities	836,006	717,819
Non-current liabilities:
Income taxes payable	36,374	36,384
Other non-current liabilities	116,403	93,582
Total liabilities	988,783	847,785
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30 and March 31, 2019
Additional shares that may be issued out of conditional capital — 50,000 at September 30 and March 31, 2019
Additional shares that may be issued out of authorized capital — 34,621 at September 30 and March 31, 2019
Additional paid-in capital	50,913	56,655
Shares in treasury, at cost — 6,203 at September 30, 2019 and 7,244 at March 31, 2019	(163,728)	(169,802)
Retained earnings	1,359,134	1,365,036
Accumulated other comprehensive loss	(108,930)	(105,698)
Total shareholders’ equity	1,167,537	1,176,339
Total liabilities and shareholders’ equity	$2,156,320	$2,024,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$118,278	$102,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,386	21,895
Amortization of intangible assets	13,735	10,341
Loss (gain) on investments	63	(382)
Share-based compensation expense	26,470	25,308
Deferred income taxes	(8,978)	(9,815)
Other	(2)	75
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(85,955)	(133,475)
Inventories	(47,773)	(84,401)
Other assets	(14,083)	(11,056)
Accounts payable	129,101	138,186
Accrued and other liabilities	(9,223)	37,902
Net cash provided by operating activities	143,019	97,220
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,092)	(18,368)
Investment in privately held companies	(170)	(506)
Acquisitions, net of cash acquired	(366)	(133,908)
Purchases of short-term investments	—	(1,505)
Purchases of trading investments	(2,525)	(3,722)
Proceeds from sales of trading investments	2,571	4,194
Net cash used in investing activities	(18,582)	(153,815)
Cash flows from financing activities:
Payment of cash dividends	(124,180)	(113,971)
Purchases of registered shares	(15,127)	(19,901)
Proceeds from exercises of stock options and purchase rights	9,331	10,007
Tax withholdings related to net share settlements of restricted stock units	(20,908)	(27,380)
Net cash used in financing activities	(150,884)	(151,245)
Effect of exchange rate changes on cash and cash equivalents	(3,605)	(9,157)
Net decrease in cash and cash equivalents	(30,052)	(216,997)
Cash and cash equivalents, beginning of the period	604,516	641,947
Cash and cash equivalents, end of the period	$574,464	$424,950
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,412	$4,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months ended September 30, 2018
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2018	173,106	$30,148	$19,093	7,533	$(158,337)	$1,259,900	$(95,544)	$1,055,260
Total comprehensive income	—	—	—	—	—	64,176	(2,224)	61,952
Purchases of registered shares	—	—	—	219	(9,919)	—	—	(9,919)
Sales of shares upon exercise of stock options and purchase rights	—	—	5,512	(262)	3,391	—	—	8,903
Issuance of shares upon vesting of restricted stock units	—	—	(3,683)	(106)	1,384	—	—	(2,299)
Share-based compensation	—	—	12,238	—	—	—	—	12,238
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
September 30, 2018	173,106	$30,148	$33,160	7,384	$(163,481)	$1,210,105	$(97,768)	$1,012,164

Six Months ended September 30, 2018
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	102,642	(4,313)	98,329
Purchases of registered shares	—	—	—	474	(19,901)	—	—	(19,901)
Sales of shares upon exercise of stock options and purchase rights	—	—	5,951	(311)	4,056	—	—	10,007
Issuance of shares upon vesting of restricted stock units	—	—	(45,430)	(1,306)	18,050	—	—	(27,380)
Share-based compensation	—	—	25,405	—	—	—	—	25,405
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
September 30, 2018	173,106	$30,148	$33,160	7,384	$(163,481)	$1,210,105	$(97,768)	$1,012,164

Three Months ended September 30, 2019
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2019	173,106	$30,148	$35,048	6,642	$(170,140)	$1,410,381	$(107,403)	$1,198,034
Total comprehensive income	—	—	—	—	—	72,933	(1,527)	71,406
Sales of shares upon exercise of stock options and purchase rights	—	—	4,150	(366)	5,357	—	—	9,507
Issuance of shares upon vesting of restricted stock units	—	—	(2,593)	(73)	1,055	—	—	(1,538)
Share-based compensation	—	—	14,308	—	—	—	—	14,308
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537

Six Months ended September 30, 2019
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	118,278	(3,232)	115,046
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	4,158	(391)	5,742	—	—	9,900
Issuance of shares upon vesting of restricted stock units	—	—	(36,367)	(1,039)	15,459	—	—	(20,908)
Share-based compensation	—	—	26,467	—	—	—	—	26,467
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the six months ended September 30, 2019 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Recent Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements and plans to adopt the standard effective April 1, 2020.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2019 and September 30, 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$72,933	$64,176	$118,278	$102,642

Shares used in net income per share computation:
Weighted average shares outstanding - basic	166,662	165,630	166,484	165,474
Effect of potentially dilutive equivalent shares	2,365	3,604	2,430	3,522
Weighted average shares outstanding - diluted	169,027	169,234	168,914	168,996

Net income per share:
Basic	$0.44	$0.39	$0.71	$0.62
Diluted	$0.43	$0.38	$0.70	$0.61

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase rights (ESPP) totaling 1.9 million and 0.8 million for the three months ended September 30, 2019 and 2018, respectively, and 2.0 million and 1.2 million for the six months ended September 30, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. Performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period was the end of the contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2019, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$1,184	$791	$2,342	$1,921
Marketing and selling	6,951	4,864	13,800	10,650
Research and development	2,248	1,935	4,402	3,484
General and administrative	3,869	4,459	5,926	9,253
Total share-based compensation expense	14,252	12,049	26,470	25,308
Income tax benefit	(2,723)	(2,650)	(9,523)	(12,179)
Total share-based compensation expense, net of income tax benefit	$11,529	$9,399	$16,947	$13,129

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of September 30, 2019 and 2018, the balance of capitalized share-based compensation included in inventory was $0.9 million and $0.8 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.4 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $4.5 million for the six months ended September 30, 2019 and 2018, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax benefit for the three months ended September 30, 2019 was $2.6 million based on an effective income tax rate of (3.7)% of pre-tax income, compared to an income tax provision of $6.2 million based on an effective income tax rate of 8.8% of pre-tax income for the three months ended September 30, 2018. The income tax provision for the six months ended September 30, 2019 was $3.9 million based on an effective income tax rate of 3.2% of pre-tax income, compared to an income tax provision of $1.0 million based on an effective income tax rate of 1.0% of pre-tax income for the six months ended September 30, 2018.

On May 19, 2019, the Swiss electorate approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards. The legislation was subsequently published in the federal register on August 6, 2019 to take effect on January 1, 2020. As of September 30, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are in process.

The change in the effective income tax rate for the three months ended September 30, 2019, compared to the same period ended September 30, 2018, was primarily due to the transitional income tax impact in Switzerland. The Company has benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. During the second quarter, the canton of Vaud concluded the longstanding cantonal tax ruling will only continue to apply through December 31, 2019. The transitional income tax impact, which represents income tax provision at the current full statutory income tax rate of 13.63% without taking account of the tax reform yet to be enacted, resulted in a tax benefit of $5.9 million in the three-month period ended September 30, 2019. In addition, there was a discrete tax benefit of $4.0 million from adjusting deferred tax assets and liabilities in Switzerland in the three months ended September 30, 2019.

The change in the effective income tax rate for the six months ended September 30, 2019, compared to the same period ended September 30, 2018 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates and the transitional income tax impact in Switzerland discussed above. In the six months ended September 30, 2019, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland. Furthermore, there were discrete tax benefits of $6.7 million and $1.8 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2019, compared with $9.0 million and $1.4 million, respectively, in the six-month period ended September 30, 2018.

As of September 30, 2019 and March 31, 2019, the total amount of unrecognized tax benefits due to uncertain tax positions was $78.9 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

As of September 30, 2019 and March 31, 2019, the Company had $36.4 million in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax provision. As of September 30, 2019 and March 31, 2019, the Company had $2.8 million and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2019 (in thousands):

	September 30, 2019	March 31, 2019
Accounts receivable, net:
Accounts receivable	$656,854	$573,348
Allowance for doubtful accounts	(1,391)	(84)
Allowance for sales returns	(6,525)	(6,486)
Allowance for cooperative marketing arrangements	(37,109)	(35,080)
Allowance for customer incentive programs	(60,619)	(60,036)
Allowance for pricing programs	(85,241)	(88,353)
	$465,969	$383,309
Inventories:
Raw materials	$33,154	$40,970
Finished goods	305,160	252,525
	$338,314	$293,495
Other current assets:
Value-added tax receivables	$36,146	$34,321
Prepaid expenses and other assets	43,484	34,795
	$79,630	$69,116
Property, plant and equipment, net:
Property, plant and equipment at cost	$366,540	$359,345
Accumulated depreciation and amortization	(290,972)	(280,793)
	$75,568	$78,552
Other assets:
Deferred tax assets	$98,019	$90,808
Right-of-use assets (1)	30,149	—
Trading investments for deferred compensation plan	22,862	20,363
Investments in privately held companies	16,674	16,022
Other assets	5,721	5,260
	$173,425	$132,453

(1) Increase of balances was due to the adoption of Topic 842. Refer to Note 1 to the condensed consolidated financial statements for more information.

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2019 (in thousands):

	September 30, 2019	March 31, 2019
Accrued and other current liabilities:
Accrued personnel expenses	$74,219	$103,166
Accrued sales return liability	36,402	37,749
Accrued customer marketing, pricing and incentive programs	152,163	143,888
Lease liability (1)	11,887	—
Warranty accrual	23,531	21,524
Income taxes payable	5,602	6,207
Other current liabilities	121,159	121,363
	$424,963	$433,897
Other non-current liabilities:
Warranty accrual	$13,691	$12,705
Obligation for deferred compensation plan	22,862	20,363
Employee benefit plan obligation	51,065	51,448
Lease liability (1)	24,050	—
Deferred tax liability	2,050	2,050
Other non-current liabilities	2,685	7,016
	$116,403	$93,582

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2019			March 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$304,783	$—	$—	$496,434	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	$4,563	$—	$—	$4,080	$—	$—
Mutual funds	18,299	—	—	16,283	—	—
Total of trading investments for deferred compensation plan	$22,862	$—	$—	$20,363	$—	$—

Currency exchange derivative assets included in other current assets	$—	$1,233	$—	$—	$455	$—

Liabilities:
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$43	$—	$—	$36	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $22.9 million and $20.4 million as of September 30, 2019 and March 31, 2019, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and six months ended September 30, 2019 and 2018 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $7.2 million and $6.6 million as of September 30, 2019 and March 31, 2019, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of September 30, 2019 and March 31, 2019 was $9.5 million. There was no impairment of these assets during the three and six months ended September 30, 2019 or 2018.

Non-Financial Assets. The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three and six months ended September 30, 2019 or 2018.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019.

The fair value of the Company’s derivative instruments was not material as of September 30, 2019 or March 31, 2019. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2019	2018
Cash flow hedges	$2,380	$298	$(132)	$218

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2019	2018
Cash flow hedges	$1,437	$485	$(358)	$3,069

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $89.1 million as of September 30, 2019 and $41.4 million as of March 31, 2019. The Company had $1.5 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2019 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2019 and March 31, 2019 were $61.7 million and $50.4 million, respectively. Open forward and swap contracts outstanding as of September 30, 2019 and March 31, 2019 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2019 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2019 (in thousands):

As of March 31, 2019	$343,684
Currency translation	2
As of September 30, 2019	$343,686

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,370	$(16,120)	$20,250	$36,370	$(13,659)	$22,711
Developed technology	95,207	(68,883)	26,324	95,207	(62,341)	32,866
Customer contracts/relationships	84,610	(25,920)	58,690	84,610	(21,188)	63,422
Total	$216,187	$(110,923)	$105,264	$216,187	$(97,188)	$118,999

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $77.5 million as of September 30, 2019. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2019, the Company had outstanding bank guarantees of $20.6 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2019 or March 31, 2019.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and six months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Beginning of the period	$35,814	$28,853	$34,229	$27,573
Assumed from business acquisition	—	351	—	351
Provision	8,509	11,020	17,044	19,320
Settlements	(6,727)	(8,330)	(13,704)	(14,882)
Currency translation	(374)	(140)	(347)	(608)
End of the period	$37,222	$31,754	$37,222	$31,754

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2019, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Pending Acquisition

On September 26, 2019, the Company entered into an agreement to acquire all equity interests of General Workings, Inc. ("Streamlabs") for a total consideration of $89 million in cash, subject to a working capital adjustment, plus an additional earn-out of up to $29 million in stock based on the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition"). Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition will supplement the Company's portfolio opportunities.

The transaction is subject to various closing conditions and is expected to close in late October 2019.

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2019, $172.4 million is still available for repurchase under the 2017 buyback program.

Dividends

During the three and six months ended September 30, 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per share, totaling $124.2 million on the Company's outstanding shares. During the three and six months ended September 30, 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per share, totaling $114.0 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2019	$(92,148)	$(13,932)	$382	$(105,698)
Other comprehensive income (loss)	(4,375)	64	1,079	(3,232)
September 30, 2019	$(96,523)	$(13,868)	$1,461	$(108,930)

(1)        Tax effect was not significant as of September 30 or March 31, 2019.

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Pointing Devices	$132,770	$128,337	$254,753	$256,127
Keyboards & Combos	139,049	131,872	267,728	260,094
PC Webcams	28,748	28,221	56,876	57,895
Tablet & Other Accessories	33,847	36,710	72,186	69,146
Video Collaboration	89,553	57,176	162,977	115,968
Mobile Speakers	57,232	77,100	107,648	111,427
Audio & Wearables	68,018	61,560	126,642	113,714
Gaming	161,014	160,792	295,529	296,818
Smart Home	9,434	9,241	19,298	18,252
Other (1)	26	137	279	185
Total sales	$719,691	$691,146	$1,363,916	$1,299,626

(1) Other category includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Americas	$296,837	$283,714	$590,282	$560,642
EMEA	231,981	218,300	411,087	378,932
Asia Pacific	190,873	189,132	362,547	360,052
Total sales	$719,691	$691,146	$1,363,916	$1,299,626

Sales are attributed to countries on the basis of the customers’ locations.

The United States, Germany, and China each represented more than 10% of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 4% and 3% of the Company's total consolidated sales for the three and six months ended September 30, 2019, respectively, and represented 4% and 3% of the Company's total consolidated sales for the three and six months ended September 30, 2018, respectively.

Two customers of the Company each represented more than 10% of the total consolidated gross sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	September 30, 2019	March 31, 2019
Americas	$27,213	$29,813
EMEA	4,545	4,537
Asia Pacific	43,810	44,202
Total property, plant and equipment, net	$75,568	$78,552

Property, plant and equipment, net in the United States and China were $27.1 million and $36.0 million, respectively, as of September 30, 2019, and $29.8 million and $36.4 million, respectively, as of March 31, 2019. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of September 30, 2019 or March 31, 2019. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $1.8 million and $1.7 million as of September 30, 2019 and March 31, 2019, respectively.

Note 13 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of September 30, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations, and the accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets. During the first quarter of fiscal year 2020, the Company had substantially completed this restructuring plan.

The following table summarizes restructuring-related activities during the three and six months ended September 30, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	2,911
Credits	(364)
Cash payments	(1,140)
Accrual balance at September 30, 2019	$1,407

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

The Company's lease arrangements comprise of operating leases with various expiration dates through June 30, 2031. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

For the three and six months ended September 30, 2019, the total operating lease costs were $3.6 million and $6.9 million, respectively, which included short-term lease costs and sublease income. Total variable lease costs were immaterial during the three and six months ended September 30, 2019. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's unaudited condensed consolidated statement of operations.

As of September 30, 2019, the weighted-average remaining lease term was 4 years, and the weighted-average discount rate was 2.8%.

For the three and six months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $3.3 million and $6.4 million, respectively, and right-of-use assets obtained in exchange for new operating lease liabilities was $1.5 million and $4.9 million, respectively.

Future lease payments included in the measurement of lease liabilities as of September 30, 2019 for the following five fiscal years and thereafter are as follows (in thousands):

Operating Lease
Remaining 2020	$6,900
2021	11,204
2022	9,185
2023	5,600
2024	1,358
Thereafter	4,102
Total lease payments	38,349
Less interest	(2,412)
Present value of lease liabilities	$35,937

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

Our products participate in five large markets that all have growth opportunities: Creativity & Productivity, Gaming, Video Collaboration, Music, and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
On September 26, 2019, we entered into an agreement to acquire all equity interests of General Workings, Inc. ("Streamlabs") for a total consideration of $89 million in cash, subject to a working capital adjustment, plus an additional earn-out of up to $29 million in stock based on the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition"). Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition will supplement our portfolio opportunities. The transaction is subject to various closing conditions and is expected to close in late October 2019.
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
Summary of Financial Results

Our total sales for the three and six months ended September 30, 2019 increased 4% and 5%, respectively, compared to the three and six months ended September 30, 2018, supported by stronger sales in the Americas and EMEA.

Our sales for the three months ended September 30, 2019 increased 5%, 6%, and 1% in the Americas, EMEA, and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our sales for the six months ended September 30, 2019 increased 5%, 8%, and 1% in the Americas, EMEA, and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Our gross margin for the three months ended September 30, 2019 increased 70 basis points to 37.8% from 37.1% for the three months ended September 30, 2018. Our gross margin for the six months ended September 30, 2019 increased 60 basis points to 37.5% from 36.9% for the six months ended September 30, 2018. Our gross margin for both periods benefited from cost savings, tariff mitigation efforts and product mix, partially offset by unfavorable currency exchange and an increase in U.S.-China tariffs. We expect a negative impact in the third quarter of fiscal year 2020 from these tariffs, net of our ongoing mitigation efforts.

Operating expenses for the three months ended September 30, 2019 increased to $204.0 million compared to $191.0 million in the same period of the prior fiscal year. Operating expenses were 28.3% of sales for the three months ended September 30, 2019, compared to 27.6% of sales in the same period of the prior fiscal year.

Operating expenses for the six months ended September 30, 2019 increased to $395.5 million compared to $382.5 million in the same period of the prior fiscal year. Operating expenses were 29.0% of sales for the six months ended September 30, 2019, compared to 29.4% of sales in the same period of the prior fiscal year.

Net income for the three and six months ended September 30, 2019 was $72.9 million and $118.3 million, respectively, compared to $64.2 million and $102.6 million for the three and six months ended September 30, 2018, respectively.

Trends in Our Business

Our strategy focuses on five large multi-category markets, including Creativity & Productivity, Gaming, Video Collaboration, Music, and Smart Home. We see opportunities to deliver growth in all these markets.

We believe our future growth will be determined by our ability to rapidly create innovative products across multiple digital platforms, including gaming, digital music devices, video and computing. The following discussion represents key trends specific to our market opportunities.

Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  Although new PC shipments continue to be weak, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple new consumer use cases, which we are addressing with our innovative product portfolio. The increasing popularity of streaming and broadcasting provides additional growth opportunities for our Webcam products. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for the iPad and iPad mini. In fiscal year 2019, we saw a recovery of the iPad tablet market, and our Tablet & Other Accessories category benefited from the recovery along with our innovative products.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding. We believe Logitech is well positioned to benefit from the gaming market growth. With ASTRO Gaming, we also strengthened our portfolio in adjacent categories, such as the console controller market.
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
Music: The music market grew during fiscal year 2019, driven by growing consumption of music through mobile devices such as smartphones and tablets. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in fiscal year 2019. In fiscal year 2019, the headphone industry continued to flourish with strong revenue growth. The largest growth was seen in wireless headphones where the market tripled year-over-year and where there was a substantial increase to average selling prices. Continued growth in the headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. With Blue Microphones, we strengthened our portfolio in adjacent categories, such as the microphones market.
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
Swiss Federal Tax Reform
On May 19, 2019, the Swiss electorate approved TRAF, a major reform to better align the Swiss tax system with international tax standards. The legislation was subsequently published in the federal register on August 6, 2019 to take effect on January 1, 2020. As of September 30, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are in process. We have benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. During the second quarter ended September 30, 2019, the canton of Vaud concluded the longstanding cantonal tax ruling will only continue to apply through December 31, 2019. We continue to monitor the enactment process and our transitional measures to comply with federal and cantonal tax reform provisions. We anticipate an increase in our cash tax payments in Switzerland beginning in fiscal year 2020.

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect the reported amounts of goodwill, intangible assets acquired from business acquisitions, operating right-of-use assets, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets.

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

Other than the recent accounting pronouncement adoptions and Summary of Significant Accounting Policies discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the six months ended September 30, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended September 30, 2019, approximately 51% of our sales were denominated in currencies other than the U.S. Dollar.

Results of Operations
Net Sales
Our sales in the three and six months ended September 30, 2019 increased 4% and 5%, respectively, compared to the same period of the prior fiscal year, driven by sales increases in the Americas and EMEA regions. Strong growth in Video Collaboration, Keyboards & Combos and Audio & Wearables was partially offset by a decline in sales for Mobile Speakers for both periods presented. If currency exchange rates had been constant in the three and six months ended September 30, 2019 and 2018, our constant dollar sales growth rates would have been 6% and 7%, respectively.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2019, compared with the three and six months ended September 30, 2018:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Americas	5%	5%	5%	6%
EMEA	6%	8%	10%	13%
Asia Pacific	1%	1%	3%	4%

Americas:

The increase in sales in our Americas region for the three-month ended period presented above was primarily driven by growth in Video Collaboration, Audio & Wearables, and Tablet and Other Accessories, partially offset by a decline in sales in Mobile Speakers and Gaming. The increase in sales in our Americas region for the six-month period presented above was primarily driven by the same categories, partially offset by a decline in sales for Gaming and Pointing Devices.

EMEA:

The increase in sales in our EMEA region for the three-month ended period presented above was primarily driven by growth in Video Collaboration and Pointing Devices, partially offset by a decline in sales in Tablet and Other Accessories and Mobile Speakers. The increase in sales in our EMEA region for the six-month period presented above was primarily driven by growth in Video Collaboration, Mobile Speakers, Pointing Devices and Smart Home.

Asia Pacific:

The increase in sales in our Asia Pacific region for both the three and six -month ended periods presented above was primarily driven by growth in Video Collaboration, Gaming and Keyboards & Combos, partially offset by a decline in sales in Mobile Speakers and Audio & Wearables.
Sales by Product Categories

Sales by product categories for the three and six months ended September 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Pointing Devices	$132,770	$128,337	3%	$254,753	$256,127	(1)%
Keyboards & Combos	139,049	131,872	5	267,728	260,094	3
PC Webcams	28,748	28,221	2	56,876	57,895	(2)
Tablet & Other Accessories	33,847	36,710	(8)	72,186	69,146	4
Video Collaboration	89,553	57,176	57	162,977	115,968	41
Mobile Speakers	57,232	77,100	(26)	107,648	111,427	(3)
Audio & Wearables	68,018	61,560	10	126,642	113,714	11
Gaming	161,014	160,792	—	295,529	296,818	—
Smart Home	9,434	9,241	2	19,298	18,252	6
Other (1)	26	137	(81)	279	185	51
Total sales	$719,691	$691,146	4%	$1,363,916	$1,299,626	5%

(1) Other category includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice, including trackballs, touchpads and presenters.

Sales of Pointing Devices increased 3% and decreased 1% in the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increase in sales for the three-month period was primarily driven by growth in cordless mice, partially offset by a decline in corded mice. The decline in sales for the six-month period was primarily driven by a decrease in corded mice and presentation tools, partially offset by growth in cordless mice.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 5% and 3% in the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increases were across all regions for both periods and driven by increases in sales of cordless and corded keyboards and cordless keyboard/mice combos.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales increased 2% and decreased 2% in the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increase in sales for the three-month period was primarily driven by an increase in the sales of our Webcam C260, 1080P Pro Stream Webcam, BRIO 4K Stream Edition and C270i IPTV CAM, partially offset by a decline in sales of our HD Pro Webcam C920 and Webcam C170. The decrease in sales for the six-month period was primarily driven by a decline in sales of our HD PRO Webcam C920 and Webcam C170, partially offset by an increase in sales of our Webcam C260, 1080P Pro Stream Webcam, BRIO 4K Stream Edition and C270i IPTV CAM.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 8% and increased 4% in the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month period was primarily driven by a decline in sales of our Slim Combos for the iPad Pro and Slim Folio for the iPad, partially offset by sales increases of Rugged Combo 2 and sales of Slim Folio for iPad Pro introduced in the first quarter of fiscal year 2020. The increase in sales for the six-month period was primarily driven by an increase in sales of our Rugged Combo 2 and Slim Folio for iPad and Slim Folio keyboard cases for the iPad Pro, partially offset by a decline in sales of our Slim Combo keyboard cases for the iPad Pro and Slim Folio for the iPad.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets and console gaming controllers.

Gaming sales remained flat for the three and six months ended September 30, 2019, compared to the same periods of the prior fiscal year. Increases in the sales of gaming mice, PC gaming keyboard and console gaming controllers were offset by declines in the sales of our gaming headsets and console gaming headsets for both periods presented above.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combines affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 57% and 41% in the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by the sales of our Rally Ultra-HD PTZ Conference Camera introduced in the third quarter of fiscal year 2019, an increase in the sales of our MeetUp video conference camera, and our Tap Touch Controller introduced in the first quarter of fiscal year 2020.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 26% and 3% for the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to the decline in sales of our BOOM 3, MEGABOOM 3, WONDERBOOM, and BOOM 2 mobile speakers, partially offset by sales of our WONDERBOOM 2 introduced in the first quarter of fiscal year 2020. The decrease for the six-month period is primarily due to a decline in sales of our WONDERBOOM, BOOM 2, and MEGABLAST mobile speakers, partially offset by sales of WONDERBOOM 2 and an increase in sales of our BOOM 3 and MEGABOOM mobile speakers.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales increased 10% and 11% for the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increase for the three-month period was primarily driven by the sales of our Blue Microphones products as a result of our business combination in the second quarter of fiscal year 2019. The increase for the six-months period was primarily driven by the sales of our Blue Microphones products, partially offset by a decline in the sales of our PC speakers and Jaybird products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales increased 2% and 6% during the three and six months ended September 30, 2019, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily due to an increase in the sales of our home security products, partially offset by a decline in sales of our Harmony remote products.

Gross Profit

Gross profit for the three and six months ended September 30, 2019 and 2018 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$719,691	$691,146	4%	$1,363,916	$1,299,626	5%
Gross profit	$272,076	$256,117	6	$511,052	$480,054	6
Gross margin	37.8%	37.1%		37.5%	36.9%

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

Operating Expenses

Operating expenses for the three and six months ended September 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2019		2018	2019		2018
Marketing and selling	$134,155		$121,801	$257,188		$236,385
% of sales	18.6%		17.6%	18.9%		18.2%
Research and development	41,964		39,542	84,207		78,529
% of sales	5.8%		5.7%	6.2%		6.0%
General and administrative	24,048		25,206	46,207		50,679
% of sales	3.3%		3.6%	3.4%		3.9%
Amortization of intangible assets and acquisition-related costs	4,218		4,317	7,814		6,838
% of sales	0.6%		0.6%	0.6%		0.5%
Restructuring charges (credits), net	(364)		119	114		10,040
% of sales	—%	(1)	—%	—%	(1)	0.8%
Total operating expenses	$204,021		$190,985	$395,530		$382,471
% of sales	28.3%		27.6%	29.0%		29.4%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2019, marketing and selling expenses increased $12.4 million and $20.8 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher advertising and marketing expenses and higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones acquisition.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2019, research and development expenses increased $2.4 million and $5.7 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones acquisition.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three and six months ended September 30, 2019, general and administrative expenses decreased $1.2 million and $4.5 million, respectively, compared to the same periods of the prior fiscal year. The decrease was primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended September 30, 2019, amortization of intangible assets and acquisition-related costs remained relatively flat compared to the same period of the prior fiscal year. During the six months ended September 30, 2019, amortization of intangible assets and acquisition-related costs increased $1.0 million compared to the same period of the prior fiscal year, primarily driven by the intangible assets acquired through the Blue Microphones acquisition in the second quarter of fiscal year 2019, partially offset by a decrease in acquisition-related costs.

Restructuring Charges, Net

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support our long-term growth opportunities. In July, 2018, our Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of September 30, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations. As of June 30, 2019, the Company has substantially completed this restructuring plan.

The following table summarizes restructuring-related activities during the three and six months ended September 30, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	$2,911
Charges	(364)
Cash payments	(1,140)
Accrual balance at September 30, 2019	$1,407

Other Income (Expense), Net

Other income (expense), net for the three and six months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Investment income related to a deferred compensation plan	$202	$596	$791	$810
Currency exchange gain (loss), net	(319)	1,788	499	(86)
Gain (loss) on investments	(274)	395	(63)	382
Other	281	610	524	712
Total	$(110)	$3,389	$1,751	$1,818

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

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Provision for (benefit from) income taxes	$(2,598)	$6,203	$3,938	$986
Effective income tax rate	(3.7)%	8.8%	3.2%	1.0%

The change in the effective income tax rate for the three months ended September 30, 2019, compared to the same period ended September 30, 2018, was primarily due to the transitional income tax impact in Switzerland. We have benefited from a longstanding tax ruling from the canton of Vaud through March 31, 2019. During the second quarter, the canton of Vaud concluded the longstanding cantonal tax ruling will only continue to apply through December 31, 2019. The transitional income tax impact, which represents income tax provision at the current full statutory income tax rate of 13.63% without taking account of the tax reform yet to be enacted, resulted in a tax benefit of $5.9 million in the three-month period ended September 30, 2019. In addition, there was a discrete tax benefit of $4.0 million from adjusting deferred tax assets and liabilities in Switzerland in the three months ended September 30, 2019.

The change in the effective income tax rate for the six months ended September 30, 2019, compared to the same period ended September 30, 2018 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the transitional income tax impact in Switzerland discussed above. In the six months ended September 30, 2019, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland. Furthermore, there were discrete tax benefits of $6.7 million and $1.8 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2019, compared with $9.0 million and $1.4 million, respectively, in the six-month period ended September 30, 2018.

As of September 30, 2019 and March 31, 2019, the total amounts of unrecognized tax benefits due to uncertain tax positions were $78.9 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $574.5 million, compared to $604.5 million as of March 31, 2019. As of September 30, 2019, 48% of the cash and cash equivalents were held in Switzerland and 12% held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the six months ended September 30, 2019, was primarily due to payment of cash dividends, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and shares repurchased under our share buyback program, partially offset by proceeds from exercises of stock options and purchase rights and net cash provided by operating activities.

As of September 30, 2019, our working capital was $622.4 million, compared to $632.6 million as of March 31, 2019. The decrease was primarily driven by lower cash and cash equivalents and higher accounts payable, partially offset by higher accounts receivable, net, higher inventories, higher other current assets and lower accrued and other current liabilities. Our working capital increased by $183.8 million compared to $438.6 million as of September 30, 2018, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, lower accounts payable, and lower accrued and other current liabilities, partially offset by lower inventories.

We had several uncommitted, unsecured bank lines of credit aggregating $77.5 million as of September 30, 2019. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2019, we had outstanding bank guarantees of $20.6 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$143,019	$97,220
Net cash used in investing activities	(18,582)	(153,815)
Net cash used in financing activities	(150,884)	(151,245)
Effect of exchange rate changes on cash and cash equivalents	(3,605)	(9,157)
Net decrease in cash and cash equivalents	$(30,052)	$(216,997)

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2019 and 2018 (Dollars in thousands):

	As of September 30,
	2019	2018
Accounts receivable, net	$465,969	$459,689
Accounts payable	$411,043	$440,564
Inventories	$338,314	$358,774

	Three Months Ended September 30,
	2019	2018
Days sales in accounts receivable (“DSO”) (Days) (1)	58	60
Days accounts payable outstanding (“DPO”) (Days) (2)	83	91
Inventory turnover (“ITO”) (x)(3)	5.3	4.9

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

DSO for the three months ended September 30, 2019 decreased by 2 days to 58 days, compared to 60 days for the same period of the prior fiscal year, primarily due to timing of customer payments and claims.

DPO for the three months ended September 30, 2019 decreased by 8 days, compared to the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended September 30, 2019 increased to 5.3 compared to 4.9 in the same period of the prior fiscal year, primarily due to higher sales growth (hence higher cost of goods sold) than inventory increase.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the six months ended September 30, 2019, we generated $143.0 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of customer payments and claims. The increase in inventories was primarily driven by the expectation of increased sales for the holidays in the third quarter. The increase in accounts payable was primarily driven by the timing of purchases and related payments.

Net cash used in investing activities was $18.6 million, primarily due to $18.1 million of purchases of property, plant and equipment.

Net cash used in financing activities was $150.9 million, primarily due to $124.2 million payment of cash dividend, $15.1 million used for repurchases of our registered shares, and $20.9 million tax withholdings related to net share settlements of restricted stock units, partially offset by $9.3 million in proceeds received from exercises of stock options and purchase rights.

During the six months ended September 30, 2019, there was a $3.6 million loss from effect of currency exchange rate changes on cash and cash equivalents, compared to a loss of $9.2 million during the same period of the prior fiscal year. The loss from effect of currency exchange rate changes during the six months ended September 30, 2019 was primarily due to the weakening of the Euro, Chinese Renminbi and Brazilian Real against the U.S.Dollar by 3%, 5%, 7% respectively. The loss from effect of currency exchange rate changes during the six months ended September 30, 2018 was primarily due to the weakening of the Euro, Chinese Renminbi, Brazilian Real, and Japanese Yen against the U.S. Dollar by 6%, 9%, 18% and 6%, respectively, during the period.

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

On September 26, 2019, we entered into an agreement to acquire all equity interests of Streamlabs for a total consideration of $89 million in cash, subject to a working capital adjustment, plus an additional earn-out of up to $29 million in stock based on the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The transaction is subject to various closing conditions and is expected to close in late October 2019.

In fiscal year 2020, we paid a cash dividend of CHF 121.8 million (U.S. Dollar amount of $124.2 million) out of retained earnings available at the end of fiscal year 2019. In fiscal year 2019, we paid a cash dividend of CHF 110.7 million (U.S. Dollar amount of $114.0 million) out of retained earnings available at the end of fiscal year 2018. Any future dividends will be subject to the approval of our shareholders.

In March 2017, our Board of Directors approved our 2017 share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares over a three-year period. The program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2019, $172.4 million is still available for repurchase under the 2017 share buyback program.

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

Operating Leases Obligation

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2031.

Purchase Commitments

As of September 30, 2019, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2019, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended September 30, 2019, approximately 51% of our sales were in non-U.S. denominated currencies, with 25% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $10.6 million and $7.8 million as of September 30, 2019 and March 31, 2019, respectively. The adverse effect as of September 30, 2019 and March 31, 2019 is after consideration of the offsetting effect of approximately $5.1 million and $4.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened against the Euro by 10% as of September 30, 2019 and March 31, 2019, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $8.9 million and $4.1 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our strategy over the past several years has been based in part on simplifying the organization, reducing operating costs through global workforce reductions and a reduction in the complexity of our product portfolio, with the goal of better aligning costs with our current business. We restructured our business in fiscal years 2014 through 2016, and we may continue to divest or discontinue non-strategic product categories. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organization structure and reallocate resources to support long-term growth opportunities. We substantially completed this restructuring during the three months ended June 30, 2019.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2018 with the SEC on May 31, 2019.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended September 30, 2019, approximately 51% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through March 31, 2019. On May 19, 2019, the voters in Switzerland approved TRAF, a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that are expected to take effect on January 1, 2020. Federal legislation was published in the Swiss federal register on August 6, 2019. However, as of September 30, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are still in process. During our second fiscal quarter ended September 30, 2019, the canton of Vaud concluded that our longstanding cantonal tax ruling will only continue to apply through December 31, 2019. Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax ruling from the canton of Vaud, which we now expect to take effect as of January 1, 2020, will result in a higher effective income tax rate on our worldwide earnings and such change will adversely affect our net income. While we will have a higher effective tax rate, we cannot be certain of the final outcome of the Swiss federal or cantonal tax reforms or their impact on our effective income tax rate and business, either in the short term or in the long term.

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
We did not repurchase any of our registered shares during the three months ended September 30, 2019. As of September 30, 2019, $172.4 million is still available for repurchase under the 2017 share buyback program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

2.1	*	Agreement and Plan of Merger, dated as of September 26, 2019, by and among Logitech International S.A., Clip Acquisition Sub, Inc., General Workings Inc., and Fortis Advisors LLC.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

* Certain information in this exhibit has been omitted pursuant to Item 601(b)(10) of Regulations S-K, and the exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit to the agreement upon request.

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

LOGITECH INTERNATIONAL S.A.

October 24, 2019	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

October 24, 2019	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer