Form 10-Q
period 2019-12-31
LOGITECH INTERNATIONAL S.A.
filed 2020-01-23
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 8, 2020, there were 167,305,147 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2020 ended on December 27, 2019. The same quarter in the prior fiscal year ended on December 28, 2018. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
The term “sales” means net sales, except as otherwise specified.
Our Internet website and the information contained, incorporated or referenced therein do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$902,687	$864,388	$2,266,603	$2,164,014
Cost of goods sold	564,283	535,707	1,410,605	1,349,941
Amortization of intangible assets and purchase accounting effect on inventory	3,951	4,699	10,493	10,037
Gross profit	334,453	323,982	845,505	804,036

Operating expenses:
Marketing and selling	134,950	132,250	392,138	368,635
Research and development	43,292	40,591	127,499	119,120
General and administrative	22,344	24,496	68,551	75,175
Amortization of intangible assets and acquisition-related costs	5,084	3,539	12,898	10,377
Restructuring charges (credits), net	(45)	(278)	69	9,762
Total operating expenses	205,625	200,598	601,155	583,069

Operating income	128,828	123,384	244,350	220,967
Interest income	2,063	1,482	7,006	5,709
Other income (expense), net	1,101	(2,747)	2,852	(929)
Income before income taxes	131,992	122,119	254,208	225,747
Provision for income taxes	14,467	9,309	18,405	10,295
Net income	$117,525	$112,810	$235,803	$215,452

Net income per share:
Basic	$0.70	$0.68	$1.41	$1.30
Diluted	$0.69	$0.67	$1.39	$1.28

Weighted average shares used to compute net income per share:
Basic	167,063	165,707	166,678	165,552
Diluted	169,685	168,907	169,173	168,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$117,525	$112,810	$235,803	$215,452
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	1,736	111	(2,639)	(7,715)
Reclassification of currency translation gain included in other income (expense), net	—	(537)	—	(537)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(231)	10	(274)	108
Amortization included in other income (expense), net	53	(69)	160	(208)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(1,381)	575	56	1,060
Reclassification of hedging (gain) loss included in cost of goods sold	(739)	(615)	(1,097)	2,454
Total other comprehensive loss	(562)	(525)	(3,794)	(4,838)
Total comprehensive income	$116,963	$112,285	$232,009	$210,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$656,046	$604,516
Accounts receivable, net	531,309	383,309
Inventories	307,494	293,495
Other current assets	78,539	69,116
Total current assets	1,573,388	1,350,436
Non-current assets:
Property, plant and equipment, net	76,079	78,552
Goodwill	400,842	343,684
Other intangible assets, net	135,841	118,999
Other assets	160,241	132,453
Total assets	$2,346,391	$2,024,124
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$439,035	$283,922
Accrued and other current liabilities	453,933	433,897
Total current liabilities	892,968	717,819
Non-current liabilities:
Income taxes payable	38,163	36,384
Other non-current liabilities	117,467	93,582
Total liabilities	1,048,598	847,785
Commitments and contingencies (Note 11)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31 and March 31, 2019
Additional shares that may be issued out of conditional capital — 50,000 at December 31 and March 31, 2019
Additional shares that may be issued out of authorized capital — 34,621 at December 31 and March 31, 2019
Additional paid-in capital	59,668	56,655
Shares in treasury, at cost — 5,901 at December 31, 2019 and 7,244 at March 31, 2019	(159,190)	(169,802)
Retained earnings	1,476,659	1,365,036
Accumulated other comprehensive loss	(109,492)	(105,698)
Total shareholders’ equity	1,297,793	1,176,339
Total liabilities and shareholders’ equity	$2,346,391	$2,024,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$235,803	$215,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,154	32,655
Amortization of intangible assets	21,958	17,236
Loss (gain) on investments	772	(589)
Share-based compensation expense	40,301	37,163
Deferred income taxes	480	(9,722)
Other	(1,012)	(378)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(147,292)	(158,944)
Inventories	(15,170)	(69,163)
Other assets	2,866	(11,098)
Accounts payable	155,190	133,657
Accrued and other liabilities	(1,896)	87,174
Net cash provided by operating activities	324,154	273,443
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,667)	(28,304)
Investment in privately held companies	(310)	(2,542)
Acquisitions, net of cash acquired	(91,569)	(133,908)
Proceeds from the sale of property, plant and equipment	1,037	—
Purchases of short-term investments	—	(1,505)
Purchases of trading investments	(3,071)	(4,335)
Proceeds from sales of trading investments	3,139	4,838
Net cash used in investing activities	(119,441)	(165,756)
Cash flows from financing activities:
Payment of cash dividends	(124,180)	(113,971)
Purchases of registered shares	(15,127)	(22,454)
Proceeds from exercises of stock options and purchase rights	11,540	10,135
Tax withholdings related to net share settlements of restricted stock units	(23,096)	(29,111)
Net cash used in financing activities	(150,863)	(155,401)
Effect of exchange rate changes on cash and cash equivalents	(2,320)	(9,745)
Net increase (decrease) in cash and cash equivalents	51,530	(57,459)
Cash and cash equivalents, beginning of the period	604,516	641,947
Cash and cash equivalents, end of the period	$656,046	$584,488
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$4,871	$3,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended December 31, 2018
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2018	173,106	$30,148	$33,160	7,384	$(163,481)	$1,210,105	$(97,768)	$1,012,164
Total comprehensive income	—	—	—	—	—	112,810	(525)	112,285
Purchases of registered shares	—	—	—	58	(2,553)	—	—	(2,553)
Sales of shares upon exercise of stock options and purchase rights	—	—	57	(6)	71	—	—	128
Issuance of shares upon vesting of restricted stock units	—	—	(2,762)	(81)	1,031	—	—	(1,731)
Share-based compensation	—	—	11,795	—	—	—	—	11,795
December 31, 2018	173,106	$30,148	$42,250	7,355	$(164,932)	$1,322,915	$(98,293)	$1,132,088

Nine Months Ended December 31, 2018
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	215,452	(4,838)	210,614
Purchases of registered shares	—	—	—	532	(22,454)	—	—	(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	6,008	(317)	4,127	—	—	10,135
Issuance of shares upon vesting of restricted stock units	—	—	(48,192)	(1,387)	19,081	—	—	(29,111)
Share-based compensation	—	—	37,200	—	—	—	—	37,200
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
December 31, 2018	173,106	$30,148	$42,250	7,355	$(164,932)	$1,322,915	$(98,293)	$1,132,088

Three Months Ended December 31, 2019
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537
Total comprehensive income	—	—	—	—	—	117,525	(562)	116,963
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,551)	(213)	3,191	—	—	1,640
Issuance of shares upon vesting of restricted stock units	—	—	(3,535)	(89)	1,347	—	—	(2,188)
Share-based compensation	—	—	13,841	—	—	—	—	13,841
December 31, 2019	173,106	$30,148	$59,668	5,901	$(159,190)	$1,476,659	$(109,492)	$1,297,793

Nine Months Ended December 31, 2019
			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	235,803	(3,794)	232,009
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	2,607	(604)	8,933	—	—	11,540
Issuance of shares upon vesting of restricted stock units	—	—	(39,902)	(1,128)	16,806	—	—	(23,096)
Share-based compensation	—	—	40,308	—	—	—	—	40,308
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
December 31, 2019	173,106	$30,148	$59,668	5,901	$(159,190)	$1,476,659	$(109,492)	$1,297,793

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

Business Acquisition

On October 31, 2019, the Company acquired General Workings, Inc. See "Note 2 - Business Acquisition" for more information.

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no changes in the Company’s significant accounting policies during the nine months ended December 31, 2019 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements.

Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of operating right-of-use assets, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from these estimates.

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

Adoption of the standard resulted in the recognition of $31.3 million of ROU assets and $37.4 million of lease liabilities related to the Company's leases on its condensed consolidated balance sheet on April 1, 2019. The difference of $6.1 million represented deferred rent for leases that existed as of the date of adoption, which decreased the opening balance of ROU assets. In addition, the prepaid rent balance as of the date of adoption increased the opening balance of ROU assets. The deferred rent and prepaid rent balances were derecognized as of the date of adoption and no adjustment was made to retained earnings. The adoption of the standard did not have an impact on the Company's condensed consolidated statement of operations, comprehensive income, changes in shareholders' equity or cash flows.

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

Recent Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs, replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements and plans to adopt the standard effective April 1, 2020.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of ASU 2019-12 on its consolidated financial statements and plans to adopt the standard effective April 1, 2021.

Note 2 — Business Acquisitions

On October 31, 2019 (the "Acquisition Date"), the Company acquired all equity interests of General Workings, Inc. ("Streamlabs") for a total consideration of $105.7 million (as described in the table below), which included a working capital adjustment, plus additional contingent consideration of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition").

Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition will be complementary to the Company's existing gaming portfolio.

Streamlabs met the definition of a business, and therefore the acquisition is accounted for using the acquisition method.

The fair value of consideration transferred for the Streamlabs Acquisition consists of the following (in thousands):

Purchase price (cash)	$105,645
Fair value of contingent consideration (earn-out)	37
Fair value of total consideration transferred	$105,682

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$17,014
Intangible assets	37,000
Other identifiable liabilities assumed, net	(3,635)
Net identifiable assets acquired	50,379
Contingent consideration (earn-out)	(37)
Goodwill	55,340
Net assets acquired	$105,682

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Streamlabs, and is not deductible for tax purposes.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (Dollars in thousands):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed technology	$21,800	6.0
Customer relationships	6,000	2.0
Trade name	9,200	8.0
Total identifiable intangible assets acquired	$37,000	5.9

Intangible assets acquired as a result of the Streamlabs Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $0.6 million during the three months ended December 31, 2019 is included in amortization of intangible assets and purchase accounting effect of inventory in the condensed consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $0.7 million during the three months ended December 31, 2019 is included in amortization of intangible assets and acquisition-related costs in the condensed consolidated statements of operations.

Developed technology relates to the software platform which existing Streamlabs services is provided on. The economic useful life was determined based on the technology cycle related to developed technology of the software platform, as well as the cash flows anticipated over the forecasted periods.

Customer relationships represent the fair value of future projected revenue that will be derived from sales to existing customers of Streamlabs. The economic useful life was determined based on historical customer turnover rates and industry benchmarks.

Trade name relates to the “Streamlabs” trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

The fair value of developed technology was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contributed to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the developed technology, which were discounted at a rate of 25%.

The fair value of trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. Trade name was valued using royalty rate of 5% and was discounted at a rate of 25%.

The fair value of customer relationships was estimated primarily using the with and without scenario, a discounted cash flow method (Level 3). Under this method, the Company calculated the present value of the after-tax cash flows expected to be generated by the business with and without the customer relationships using a discount rate of 20%. The without scenario incorporates lost revenue and lost profits over the period necessary to retain the asset.

The Company believes the preliminary fair values of acquired intangible assets recorded above represents their fair values and approximates the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information becomes available, such as finalization of the estimated fair value of the tangible assets acquired and liabilities assumed, and working capital adjustments that may affect the total consideration transferred, the Company may revise its preliminary estimates of fair values during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the Company finalizes the fair values of the tangible and intangible assets acquired and liabilities assumed.

The Company incurred acquisition-related costs for the Streamlabs Acquisition of approximately $0.8 million and $1.4 million during the three and nine months ended December 31, 2019, respectively. The acquisition-related costs are included in amortization of intangible assets and acquisition-related costs in the condensed consolidated statements of operations.

The Company included Streamlabs' estimated fair value of assets acquired and liabilities assumed in its condensed consolidated financial statements beginning on the Acquisition Date. The results of operations for Streamlabs subsequent to the Acquisition Date have been included in, but are not material to, the Company's condensed consolidated statements of operations for the three and nine months ended December 31, 2019. Pro forma results of operations for the Streamlabs Acquisition have not been presented because they are not material to the condensed consolidated statements of operations for the three and nine months ended December 31, 2019. Streamlabs contributed $4.1 million to the net sales for the three and nine months ended December 31, 2019, representing less than one percent of the Company's net sales for each of the respective periods.

On October 31, 2019, the Company also made an immaterial technology acquisition for a total cash consideration of $3.6 million, which was accounted for using the acquisition method. The Company retained 10% of the total consideration for the purpose of ensuring seller's representations and warranties.

Note 3 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$117,525	$112,810	$235,803	$215,452

Shares used in net income per share computation:
Weighted average shares outstanding - basic	167,063	165,707	166,678	165,552
Effect of potentially dilutive equivalent shares	2,622	3,200	2,495	3,414
Weighted average shares outstanding - diluted	169,685	168,907	169,173	168,966

Net income per share:
Basic	$0.70	$0.68	$1.41	$1.30
Diluted	$0.69	$0.67	$1.39	$1.28

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and employee share purchase plan (ESPP) rights totaling 1.8 million and 1.3 million for the three months ended December 31, 2019 and 2018, respectively, and 1.8 million and 1.2 million for the nine months ended December 31, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. The majority of performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period was the end of the contingency period.

Note 4 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2019, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of goods sold	$1,210	$953	$3,552	$2,874
Marketing and selling	6,216	4,600	20,016	15,250
Research and development	2,242	1,811	6,644	5,295
General and administrative	4,163	4,491	10,089	13,744
Total share-based compensation expense	13,831	11,855	40,301	37,163
Income tax benefit	(3,135)	(2,397)	(12,658)	(14,576)
Total share-based compensation expense, net of income tax benefit	$10,696	$9,458	$27,643	$22,587

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of December 31, 2019 and 2018, the balance of capitalized share-based compensation included in inventory was $0.9 million and $0.8 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.3 million and $2.2 million for the three months ended December 31, 2019 and 2018, respectively, and $7.1 million and $6.7 million for the nine months ended December 31, 2019 and 2018, respectively, were primarily related to service costs.

Note 5 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2019 was $14.5 million based on an effective income tax rate of 11.0% of pre-tax income, compared to an income tax provision of $9.3 million based on an effective income tax rate of 7.6% of pre-tax income for the three months ended December 31, 2018. The income tax provision for the nine months ended December 31, 2019 was $18.4 million based on an effective income tax rate of 7.2% of pre-tax income, compared to an income tax provision of $10.3 million based on an effective income tax rate of 4.6% of pre-tax income for the nine months ended December 31, 2018.

On May 19, 2019, the Swiss electorate approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards. The legislation was subsequently published in the federal register on August 6, 2019 to take effect on January 1, 2020. As of December 31, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are in process. The Company anticipates TRAF to take effect as of January 1, 2020 when enactment occurs in the canton of Vaud.

The change in the effective income tax rate for the three and nine months ended December 31, 2019, compared to the same periods ended December 31, 2018, was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates and the transitional income tax impact in Switzerland. The Company has benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. The transitional income tax impact represents income tax provision at the current full statutory income tax rate of 13.67% without taking account of other elements of the tax reform yet to be enacted. Furthermore, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland in the nine months ended December 31, 2019. There were discrete tax benefits of $6.0 million and $2.7 million from the recognition of net excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2019, compared with $9.5 million and $2.3 million, respectively, in the nine-month period ended December 31, 2018.

As of December 31, 2019 and March 31, 2019, the total amount of unrecognized tax benefits due to uncertain tax positions was $85.0 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

As of December 31, 2019 and March 31, 2019, the Company had $38.2 million and $36.4 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax provision. As of December 31, 2019 and March 31, 2019, the Company had $2.7 million and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2020, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.1 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 6 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2019 (in thousands):

	December 31, 2019	March 31, 2019
Accounts receivable, net:
Accounts receivable	$797,562	$573,348
Allowance for doubtful accounts	(2,395)	(84)
Allowance for sales returns	(8,308)	(6,486)
Allowance for cooperative marketing arrangements	(53,400)	(35,080)
Allowance for customer incentive programs	(91,906)	(60,036)
Allowance for pricing programs	(110,244)	(88,353)
	$531,309	$383,309
Inventories:
Raw materials	$31,103	$40,970
Finished goods	276,391	252,525
	$307,494	$293,495
Other current assets:
Value-added tax receivables	$36,581	$34,321
Prepaid expenses and other assets	41,958	34,795
	$78,539	$69,116
Property, plant and equipment, net:
Property, plant and equipment at cost	$356,261	$359,345
Accumulated depreciation and amortization	(280,182)	(280,793)
	$76,079	$78,552
Other assets:
Deferred tax assets	$86,058	$90,808
Right-of-use assets (1)	27,670	—
Trading investments for deferred compensation plan	23,796	20,363
Investments in privately held companies	16,502	16,022
Other assets	6,215	5,260
	$160,241	$132,453

(1) Increase of balances was due to the adoption of Topic 842. Refer to Note 1 to the condensed consolidated financial statements for more information.

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2019 (in thousands):

	December 31, 2019	March 31, 2019
Accrued and other current liabilities:
Accrued personnel expenses	$83,902	$103,166
Accrued sales return liability	33,242	37,749
Accrued customer marketing, pricing and incentive programs	165,863	143,888
Operating lease liability (1)	11,304	—
Warranty accrual	25,743	21,524
Income taxes payable	4,307	6,207
Other current liabilities	129,572	121,363
	$453,933	$433,897
Other non-current liabilities:
Warranty accrual	$14,434	$12,705
Obligation for deferred compensation plan	23,796	20,363
Employee benefit plan obligation	52,471	51,448
Operating lease liability (1)	21,744	—
Deferred tax liability	2,050	2,050
Other non-current liabilities	2,972	7,016
	$117,467	$93,582

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2019			March 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$528,446	$—	$—	$496,434	$—	$—

Trading investments for deferred compensation plan included in other assets:
Money market funds	4,460	—	—	4,080	—	—
Mutual funds	19,336	—	—	16,283	—	—
Total of trading investments for deferred compensation plan	$23,796	$—	$—	$20,363	$—	$—

Currency exchange derivative assets included in other current assets	$—	$118	$—	$—	$455	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities (Note 2)	$—	$—	$37	$—	$—	$—
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$695	$—	$—	$36	$—

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $23.8 million and $20.4 million as of December 31, 2019 and March 31, 2019, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and nine months ended December 31, 2019 and 2018 were not material and are included in other income (expense), net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisition

The contingent consideration for business acquisition arising from the Streamlabs Acquisition (see "Note 2 - Business Acquisition" to the condensed consolidated financial statements for more information) represents the future potential earn-out payments of $29.0 million payable in stock only upon the achievement of net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value of the earn-out as of the Acquisition Date was $0.04 million which was determined by using a Black-Scholes-Merton option-pricing valuation model that includes significant assumptions and unobservable inputs such as the projected revenues of Streamlabs over the earn-out period and the probability of the earn-out threshold being met. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current fair value of the contingent consideration. The fair value of the contingent consideration is remeasured at each reporting period based on the inputs on the date of remeasurement. The fair value of the earn-out was $0.04 million as of December 31, 2019.

Equity Method Investments

The Company has certain non-marketable investments included in other assets in the Company's condensed consolidated balance sheets that are accounted for under the equity method of accounting, with a carrying value of $7.0 million and $6.6 million as of December 31, 2019 and March 31, 2019, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of December 31, 2019 and March 31, 2019 was $9.5 million. There was no impairment of these assets during the three and nine months ended December 31, 2019 or 2018.

Non-Financial Assets. The Company’s non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of these assets during the three and nine months ended December 31, 2019 or 2018.

Note 8 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019.

The fair value of the Company’s derivative instruments was not material as of December 31, 2019 or March 31, 2019. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2019	2018
Cash flow hedges	$(1,381)	$575	$(739)	$(615)

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2019	2018	2019	2018
Cash flow hedges	$56	$1,060	$(1,097)	$2,454

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when the hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $69.5 million as of December 31, 2019 and $41.4 million as of March 31, 2019. The Company had $0.7 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2019 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2019 and March 31, 2019 were $71.0 million and $50.4 million, respectively. Open forward and swap contracts outstanding as of December 31, 2019 and March 31, 2019 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s sole reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2019 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, growth in the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2019 (in thousands):

As of March 31, 2019	$343,684
Acquisitions (1)	57,140
Currency translation	18
As of December 31, 2019	$400,842

(1) Includes goodwill acquired from the Streamlabs Acquisition and the immaterial technology acquisition in October 2019. See Note 2 for more information.

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$45,570	$(17,543)	$28,027	$36,370	$(13,659)	$22,711
Developed technology	118,807	(72,834)	45,973	95,207	(62,341)	32,866
Customer contracts/relationships	90,610	(28,769)	61,841	84,610	(21,188)	63,422
Total	$254,987	$(119,146)	$135,841	$216,187	$(97,188)	$118,999

Note 10 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $78.4 million as of December 31, 2019. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2019, the Company had outstanding bank guarantees of $17.1 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2019 or March 31, 2019.

Note 11 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Beginning of the period	$37,222	$31,754	$34,229	$27,573
Assumed from business acquisition	—	—	—	351
Provision	9,608	11,305	26,652	30,625
Settlements	(6,840)	(7,523)	(20,544)	(22,405)
Currency translation	187	(61)	(160)	(669)
End of the period	$40,177	$35,475	$40,177	$35,475

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2019, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 12 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2019, $172.4 million is still available for repurchase under the 2017 buyback program.

Dividends

During the nine months ended December 31, 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per share, totaling $124.2 million on the Company's outstanding shares. During the nine months ended December 31, 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per share, totaling $114.0 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plan (1)	Deferred Hedging Losses (1)	Total
March 31, 2019	$(92,148)	$(13,932)	$382	$(105,698)
Other comprehensive income (loss)	(2,639)	(114)	(1,041)	(3,794)
December 31, 2019	$(94,787)	$(14,046)	$(659)	$(109,492)

(1)        Tax effect was not significant as of December 31 or March 31, 2019.

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Pointing Devices	$154,540	$149,123	$409,293	$405,250
Keyboards & Combos	156,333	144,169	424,061	404,263
PC Webcams	32,165	33,021	89,041	90,916
Tablet & Other Accessories	31,256	35,757	103,442	104,903
Video Collaboration	91,964	74,186	254,941	190,154
Mobile Speakers	92,969	96,263	200,617	207,690
Audio & Wearables	81,934	98,629	208,576	212,343
Gaming	245,736	213,663	541,265	510,481
Smart Home	15,790	19,577	35,088	37,829
Other (1)	—	—	279	185
Total sales	$902,687	$864,388	$2,266,603	$2,164,014

(1) Other category includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.

Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Americas	$380,493	$385,598	$970,775	$946,240
EMEA	308,907	269,082	719,994	648,014
Asia Pacific	213,287	209,708	575,834	569,760
Total sales	$902,687	$864,388	$2,266,603	$2,164,014

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented more than 10% of the total consolidated sales for each of the periods presented herein. China represented more than 10% of the total consolidated sales for the nine months ended December 31, 2019 and 2018. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 4% of the Company's total consolidated sales for the three and nine months ended December 31, 2019, respectively, and represented 3% of the Company's total consolidated sales for the three and nine months ended December 31, 2018, respectively.

Two customers of the Company each represented more than 10% of the total consolidated gross sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	December 31, 2019	March 31, 2019
Americas	$26,837	$29,813
EMEA	4,451	4,537
Asia Pacific	44,791	44,202
Total property, plant and equipment, net	$76,079	$78,552

Property, plant and equipment, net in the United States and China were $26.7 million and $37.0 million, respectively, as of December 31, 2019, and $29.8 million and $36.4 million, respectively, as of March 31, 2019. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of December 31, 2019 and March 31, 2019. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $1.6 million and $1.7 million as of December 31, 2019 and March 31, 2019, respectively.

Note 14 — Restructuring

During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of December 31, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations, and the accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets. During the first quarter of fiscal year 2020, the Company had substantially completed this restructuring plan.

The following table summarizes restructuring-related activities during the three and nine months ended December 31, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	2,911
Credits	(364)
Cash payments	(1,140)
Accrual balance at September 30, 2019	1,407
Credits	(45)
Cash payments	(308)
Accrual balance at December 31, 2019	$1,054

Note 15 — Leases

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

For the three and nine months ended December 31, 2019, the total operating lease costs were $3.4 million and $10.3 million, respectively, which included short-term lease costs and sublease income. Total variable lease costs were immaterial during the three and nine months ended December 31, 2019. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's unaudited condensed consolidated statement of operations.

As of December 31, 2019, the weighted-average remaining lease term was 3.9 years, and the weighted-average discount rate was 2.9%.

For the three and nine months ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $3.5 million and $9.9 million, respectively, and right-of-use assets obtained in exchange for new operating lease liabilities was $0.1 million and $5.0 million, respectively.

Future lease payments included in the measurement of lease liabilities as of December 31, 2019 for the following five fiscal years and thereafter are as follows (in thousands):

Operating Lease
Remaining 2020	$3,475
2021	11,470
2022	9,349
2023	5,688
2024	1,384
Thereafter	4,149
Total lease payments	35,515
Less interest	(2,467)
Present value of lease liabilities	$33,048

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our effective tax rate, future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Ultimate Ears, Jaybird, and Blue Microphones. Our Company's website is www.logitech.com.

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
On October 31, 2019 (the "Acquisition Date"), we acquired all equity interests of General Workings, Inc. ("Streamlabs") for a total consideration of $105.7 million, which included a working capital adjustment, plus an additional earn-out of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition"). Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition will supplement our portfolio opportunities.
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
Summary of Financial Results

Our sales for the three and nine months ended December 31, 2019 increased 4% and 5%, respectively, compared to the three and nine months ended December 31, 2018.

Our sales for the three months ended December 31, 2019 decreased 1% in the Americas and increased 15% and 2% in EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our sales for the nine months ended December 31, 2019 increased 3%, 11%, and 1% in the Americas, EMEA, and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Our gross margin for the three months ended December 31, 2019 decreased 40 basis points to 37.1% from 37.5% for the three months ended December 31, 2018. The decrease in gross margin was primarily driven by unfavorable currency exchange rates and an increase in U.S.-China tariffs, partially offset by the benefits from cost savings and favorable shifts in product mix.

Our gross margin for the nine months ended December 31, 2019 increased 10 basis points to 37.3% from 37.2% for the nine months ended December 31, 2018. Our gross margin benefited from cost savings and product mix, partially offset by unfavorable currency exchange rates and an increase in U.S.-China tariffs. We expect a negative impact in the fourth quarter of fiscal year 2020 from these tariffs, net of our ongoing mitigation efforts.

Operating expenses for the three months ended December 31, 2019 increased to $205.6 million, compared to $200.6 million in the same period of the prior fiscal year. Operating expenses were 22.8% of sales for the three months ended December 31, 2019, compared to 23.2% of sales in the same period of the prior fiscal year.

Operating expenses for the nine months ended December 31, 2019 increased to $601.2 million, compared to $583.1 million in the same period of the prior fiscal year. Operating expenses were 26.5% of sales for the nine months ended December 31, 2019, compared to 26.9% of sales in the same period of the prior fiscal year.

Net income for the three and nine months ended December 31, 2019 was $117.5 million and $235.8 million, respectively, compared to $112.8 million and $215.5 million for the three and nine months ended December 31, 2018, respectively.

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

Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  New PC shipments are modestly growing and, the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple new consumer use cases, which we are addressing with our innovative product portfolio. The increasing popularity of streaming and broadcasting provides additional growth opportunities for our Webcam products, as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for other iPad models. In fiscal year 2019, we saw a recovery of the iPad tablet market, and our Tablet & Other Accessories category benefited from the recovery along with our innovative products.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social. In the past year, the gaming headset market has declined due to challenging comparisons against the launch of Fortnite in fiscal year 2019. We believe Logitech is well positioned to benefit from the overall gaming market growth. With ASTRO Gaming, we also strengthened our portfolio in adjacent categories, such as the console controller market.
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
Music: The mobile speaker market has remained lackluster, although the consumption of music continues to grow. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in fiscal year 2019. In fiscal year 2019, the wireless headphone industry continued to flourish with strong revenue growth. The largest growth was in true wireless headphones where the market tripled year-over-year while traditional wireless headphones have started to decline. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. With Blue Microphones, we strengthened our portfolio in adjacent categories, such as the microphones market.
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
Swiss Federal Tax Reform
On May 19, 2019, the Swiss electorate approved TRAF, a major reform to better align the Swiss tax system with international tax standards. The legislation was subsequently published in the federal register on August 6, 2019 to take effect on January 1, 2020. As of December 31, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are in process. We have benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. We continue to monitor the enactment process and our transitional measures to comply with federal and cantonal tax reform provisions. We anticipate an increase in our cash tax payments in Switzerland with respect to fiscal year 2020 and future years.

Critical Accounting Estimates

 The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, estimates and assumptions that affect the reported amounts of goodwill, intangible assets acquired from business acquisitions, contingent consideration for business acquisition and periodical reassessment of its fair value, operating right-of-use assets, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets.

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

Other than the recent accounting pronouncement adoptions discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the nine months ended December 31, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Given our global sales presence and the reporting of our financial results in U.S. Dollars, our financial results could be affected by shifts in currency exchange rates. See “Results of Operations” for information on the effect of currency exchange rate on our sales. If the U.S. Dollar appreciates or depreciates in comparison to other currencies in future periods, this will affect our results of operations in future periods as well.

References to Sales

References to “sales” mean net sales, except as otherwise specified, and the sales growth discussion and sales growth rate percentages are based on U.S. Dollars, except as otherwise specified.

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended December 31, 2019, approximately 52% of our sales were denominated in currencies other than the U.S. Dollar.

Results of Operations
Net Sales
Our sales in the three and nine months ended December 31, 2019 increased 4% and 5%, respectively, compared to the same periods of the prior fiscal year, driven primarily by strong sales increase in the EMEA region. For the three-month period presented, strong growth in Video Collaboration, Gaming and Keyboards & Combos was partially offset by a decline in sales for Audio & Wearables, Tablet & Other Accessories, and Smart Home. For the nine-month period presented, strong growth in the same categories was partially offset by a decline in sales for Mobile Speakers, Audio & Wearables, and Smart Home. If currency exchange rates had been constant in the three and nine months ended December 31, 2019 and 2018, our constant dollar sales growth rates would have been 5% and 7%, respectively.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2019, compared with the three and nine months ended December 31, 2018:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Americas	(1)%	3%	(1)%	3%
EMEA	15%	11%	16%	14%
Asia Pacific	2%	1%	3%	4%

Americas:

The decrease in sales in our Americas region for the three-month ended period presented above was primarily driven by a decline in sales in Mobile Speakers and Audio & Wearables, partially offset by growth in Video Collaboration and Gaming. The increase in sales in our Americas region for the nine-month period presented above was primarily driven by growth in Video Collaboration and Tablet & Other Accessories, partially offset by a decline in Mobile Speakers and PC Webcams.

EMEA:

The increase in sales in our EMEA region for both the three- and nine-month ended periods presented above was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in Tablet & Other Accessories and Audio & Wearables.

Asia Pacific:

The increase in sales in our Asia Pacific region for the three-month ended period presented above was primarily driven by growth in Keyboards & Combos and Gaming, partially offset by a decline in Audio & Wearables, Pointing Devices and Tablet & Other Accessories. The increase in sales in our Asia Pacific region for the nine-month period presented above was primarily driven by growth in Video Collaboration, Gaming and Keyboards & Combos, partially offset by a decline in Mobile Speakers and Audio & Wearables.

Sales by Product Categories

Sales by product categories for the three and nine months ended December 31, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Pointing Devices	$154,540	$149,123	4%	$409,293	$405,250	1%
Keyboards & Combos	156,333	144,169	8	424,061	404,263	5
PC Webcams	32,165	33,021	(3)	89,041	90,916	(2)
Tablet & Other Accessories	31,256	35,757	(13)	103,442	104,903	(1)
Video Collaboration	91,964	74,186	24	254,941	190,154	34
Mobile Speakers	92,969	96,263	(3)	200,617	207,690	(3)
Audio & Wearables	81,934	98,629	(17)	208,576	212,343	(2)
Gaming	245,736	213,663	15	541,265	510,481	6
Smart Home	15,790	19,577	(19)	35,088	37,829	(7)
Other (1)	—	—	—	279	185	51
Total sales	$902,687	$864,388	4%	$2,266,603	$2,164,014	5%

(1) Other category includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice, including trackballs, touchpads and presenters.

Sales of Pointing Devices increased 4% and 1% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by growth in sales of our cordless mice, partially offset by a decline in sales of our corded mice.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 8% and 5% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The increases were across all regions for both periods and primarily driven by increases in sales of our cordless and corded keyboards and keyboard/mice combos, partially offset by a decline in sales of our living room keyboard products.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales decreased 3% and 2% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month period was primarily driven by a decline in sales of our Webcam C170, HD PRO Webcam C920, and HD Webcam C525, partially offset by an increase in the sales of our C270i IPTV CAM. The decrease in sales for the nine-month period was primarily driven by a decline in sales of our HD PRO Webcam C920, Webcam C170 and HD Webcam C525 partially offset by an increase in sales of our Webcam C260, C270i IPTV CAM and BRIO 4K Stream Edition.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 13% and 1% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month period was primarily driven by a decline in sales of our Slim Folio for the 2017/2018 iPad and CRAYON, partially offset by an increase in sales of our Slim Folio Pro for the 11" and 12.9" iPad Pro introduced in the first quarter of fiscal year 2020 and sales of our Rugged Folio and Slim Folio for a newer generation of iPads introduced in the third quarter of fiscal year 2020. The decrease in sales for the nine-month period was primarily driven by a decline in sales of our Slim Combo keyboard cases for iPad Pro and Slim Folio keyboard cases for 10.5" iPad, partially offset by growth in sales of our Slim Folio Pro for the 11" and 12.9" iPad Pro and Rugged Folio for the newer generation of iPads.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Gaming sales increased 15% and 6% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The increase in both periods was primarily driven by growth in sales of our gaming mice, gaming keyboards, gaming steering wheels, and console gaming controllers and sales from Streamlabs services as a result of our business combination (see Note 2 to the condensed consolidated financial statements). The growth was partially offset by a decline in sales of our gaming headsets and console gaming headsets.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combines affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 24% and 34% in the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The increases were across all regions for both periods. The increase for the three-month period was primarily driven by the sales of our Rally Ultra-HD PTZ Conference Camera introduced in the third quarter of fiscal year 2019 and our Tap Touch Controller introduced in the first quarter of fiscal year 2020, partially offset by a decrease in sales of Group Expansion Mic. The increase for the nine-month period was primarily driven by the sales of our Rally Ultra-HD PTZ Conference Camera introduced in the third quarter of fiscal year 2019, an increase in the sales of our MeetUp video conference camera, and sales of our Tap Touch Controller introduced in the first quarter of fiscal year 2020, partially offset by a decrease in sales of older generation products.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 3% for both the three and nine months ended December 31, 2019, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decline in sales of our WONDERBOOM, BOOM 2 and MEGABOOM mobile speakers, partially offset by sales of our WONDERBOOM 2 introduced in the first quarter of fiscal year 2020. The decrease for the nine-month period was primarily due to a decline in sales of our WONDERBOOM, BOOM 2, and MEGABLAST mobile speakers, partially offset by sales of WONDERBOOM 2 and an increase in sales of our BOOM 3 and MEGABOOM 3 mobile speakers.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales decreased 17% and 2% for the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily driven by the decrease in sales of our PC speakers, Blue Microphone products, and Jaybird traditional wireless products, partially offset by the increase in sales of Jaybird True Wireless products. The decrease for the nine-month period was primarily driven by a decline in the sales of our PC speakers and Jaybird traditional wireless products, partially offset primarily by the growth in sales of our Blue Microphones products, as a result of our business combination in the second quarter of fiscal year 2019, and Jaybird True wireless products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales decreased 19% and 7% during the three and nine months ended December 31, 2019, respectively, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month and nine-month periods was primarily driven by an overall decline in sales in our Harmony remote products, partially offset by an increase in sales of our home security products.

Gross Profit

Gross profit for the three and nine months ended December 31, 2019 and 2018 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2018	Change	2019	2018	Change
Net sales	$902,687	$864,388	4%	$2,266,603	$2,164,014	5%
Gross profit	$334,453	$323,982	3	$845,505	$804,036	5
Gross margin	37.1%	37.5%		37.3%	37.2%

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

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019		2018	2019		2018
Marketing and selling	$134,950		$132,250	$392,138		$368,635
% of sales	14.9%		15.3%	17.3%		17.0%
Research and development	43,292		40,591	127,499		119,120
% of sales	4.8%		4.7%	5.6%		5.5%
General and administrative	22,344		24,496	68,551		75,175
% of sales	2.5%		2.8%	3.0%		3.5%
Amortization of intangible assets and acquisition-related costs	5,084		3,539	12,898		10,377
% of sales	0.6%		0.4%	0.6%		0.5%
Restructuring charges (credits), net	(45)		(278)	69		9,762
% of sales	—%	(1)	—%	—%	(1)	0.5%
Total operating expenses	$205,625		$200,598	$601,155		$583,069
% of sales	22.8%		23.2%	26.5%		26.9%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2019, marketing and selling expenses increased $2.7 million and $23.5 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones and Streamlabs acquisitions, partially offset by reduced marketing expenses.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2019, research and development expenses increased $2.7 million and $8.4 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, partly resulting from the Blue Microphones and Streamlabs acquisitions, and higher investment in new product development.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three and nine months ended December 31, 2019, general and administrative expenses decreased $2.2 million and $6.6 million, respectively, compared to the same periods of the prior fiscal year. The decrease was primarily driven by lower personnel-related costs.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets and acquisition-related costs during the three and nine months ended December 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amortization of intangible assets	$4,272	$3,539	$11,465	$8,921
Acquisition-related costs	812	—	1,433	1,456
Total	$5,084	$3,539	$12,898	$10,377

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and nine months ended December 31, 2019, amortization of intangible assets and acquisition-related costs increased $1.5 million and $2.5 million, respectively, compared to the same period of the prior fiscal year, primarily driven by the intangible assets acquired through the Blue Microphones acquisition in the second quarter of fiscal year 2019 and the Streamlabs Acquisition in the third quarter of fiscal year 2020.

Restructuring Charges, Net

During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support our long-term growth opportunities. In July, 2018, our Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of December 31, 2019. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credit), net in the condensed consolidated statements of operations. As of June 30, 2019, the Company had substantially completed this restructuring plan.

The following table summarizes restructuring-related activities during the three and nine months ended December 31, 2019 (in thousands):

Termination Benefits
Accrual balance at March 31, 2019	$4,389
Charges	478
Cash payments	(1,956)
Accrual balance at June 30, 2019	2,911
Charges	(364)
Cash payments	(1,140)
Accrual balance at September 30, 2019	1,407
Credits, net	(45)
Cash payments	(308)
Accrual balance at December 31, 2019	$1,054

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended December 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Investment income (loss) related to a deferred compensation plan	$1,045	$(1,887)	$1,836	$(1,077)
Currency exchange gain (loss), net	203	(1,715)	702	(1,801)
Gain (loss) on investments	(709)	207	(772)	589
Other	562	648	1,086	1,360
Total	$1,101	$(2,747)	$2,852	$(929)

Investment income (loss) represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain (loss), net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.

Gain (loss) on investments represents the unrealized gain (loss) from the fair value change from the available-for-sale securities and equity-method investments during the periods presented.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and nine months ended December 31, 2019 and 2018 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Provision for income taxes	$14,467	$9,309	$18,405	$10,295
Effective income tax rate	11.0%	7.6%	7.2%	4.6%

The change in the effective income tax rate for the three and nine months ended December 31, 2019, compared to the same periods ended December 31, 2018, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the transitional income tax impact in Switzerland. We have benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. The transitional income tax impact represents income tax provision at the current full statutory income tax rate of 13.67% without taking account of other elements of the tax reform yet to be enacted. Furthermore, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland in the nine months ended December 31, 2019. There were discrete tax benefits of $6.0 million and $2.7 million from the recognition of net excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2019, compared with $9.5 million and $2.3 million, respectively, in the nine-month period ended December 31, 2018.

As of December 31, 2019 and March 31, 2019, the total amounts of unrecognized tax benefits due to uncertain tax positions were $85.0 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $656.0 million, compared to $604.5 million as of March 31, 2019. As of December 31, 2019, 69% of the cash and cash equivalents were held in Switzerland and 17% held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The increase in cash and cash equivalents for the nine months ended December 31, 2019, was primarily due to an increase in net cash provided by operating activities, partially offset by payment of cash dividends, cash paid for the Streamlabs Acquisition (see Note 2 to the condensed consolidated financial statements), purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units and shares repurchased under our share buyback program.

As of December 31, 2019, our working capital was $680.4 million, compared to $632.6 million as of March 31, 2019. The increase was primarily driven by higher cash and cash equivalents, higher accounts receivables, net, higher inventories, and higher other current assets; partially offset by higher accounts payable and higher accrued and other current liabilities. Our working capital increased by $110.9 million compared to $569.5 million as of December 31, 2018, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, and lower accrued and other current liabilities, partially offset by lower inventories and higher accounts payable.

We had several uncommitted, unsecured bank lines of credit aggregating $78.4 million as of December 31, 2019. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2019, we had outstanding bank guarantees of $17.1 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$324,154	$273,443
Net cash used in investing activities	(119,441)	(165,756)
Net cash used in financing activities	(150,863)	(155,401)
Effect of exchange rate changes on cash and cash equivalents	(2,320)	(9,745)
Net increase (decrease) in cash and cash equivalents	$51,530	$(57,459)

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2019 and 2018 (Dollars in thousands):

	As of December 31,
	2019	2018
Accounts receivable, net	$531,309	$484,204
Accounts payable	$439,035	$435,764
Inventories	$307,494	$342,031

	Three Months Ended December 31,
	2019	2018
Days sales in accounts receivable (“DSO”) (Days) (1)	53	50
Days accounts payable outstanding (“DPO”) (Days) (2)	70	73
Inventory turnover (“ITO”) (x)(3)	7.4	6.3

(1) DSO is determined using ending accounts receivable, net as of the most recent quarter end and sales for the most recent quarter.
(2) DPO is determined using ending accounts payable as of the most recent quarter end and cost of goods sold for the most recent quarter.
(3) ITO is determined using ending inventories as of the most recent quarter end and annualized cost of goods sold (based on the most recent quarterly cost of goods sold).

DSO for the three months ended December 31, 2019 increased by 3 days to 53 days, compared to 50 days for the same period of the prior fiscal year, primarily due to timing of customer payments.

DPO for the three months ended December 31, 2019 decreased by 3 days, compared to the same period of the prior fiscal year, primarily due to the timing of purchases and related payments and an increase in cost of goods sold due to higher sales growth.

ITO for the three months ended December 31, 2019 increased to 7.4 compared to 6.3 in the same period of the prior fiscal year, primarily due to higher sales growth, resulting to lower inventories at the period end.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material adverse impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the nine months ended December 31, 2019, we generated $324.2 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by sales growth and timing of customer payments. The increase in inventories was primarily driven by seasonality. The increase in accounts payable was primarily driven by the timing of purchases and related payments.

Net cash used in investing activities was $119.4 million, primarily due to the payment of $91.6 million for acquisitions, net of acquired cash, and $28.7 million of purchases of property, plant and equipment.

Net cash used in financing activities was $150.9 million, primarily due to $124.2 million payment of cash dividend, $15.1 million used for repurchases of our registered shares, and $23.1 million tax withholdings related to net share settlements of restricted stock units, partially offset by $11.5 million in proceeds received from exercises of stock options and ESPP rights.

During the nine months ended December 31, 2019, there was a $2.3 million loss from effect of currency exchange rate changes on cash and cash equivalents, compared to a loss of $9.7 million during the same period of the prior fiscal year. The loss from effect of currency exchange rate changes during the nine months ended

December 31, 2019 was primarily due to the weakening of the Euro, Chinese Renminbi and Brazilian Real against the U.S. Dollar by 1%, 4%, and 4% respectively. The loss from effect of currency exchange rate changes during the nine months ended December 31, 2018 was primarily due to the weakening of the Euro and Chinese Renminbi against the U.S. Dollar by 7% and 8%, respectively, during the period.

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

In March 2017, our Board of Directors approved our 2017 share buyback program, which authorizes us to purchase up to $250.0 million of our outstanding shares over a three-year period. The program was approved by the Swiss Takeover Board in May 2017. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2019, $172.4 million is still available for repurchase under the 2017 share buyback program.

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

Purchase Commitments

As of December 31, 2019, we had non-cancelable purchase commitments for inventory purchases made in the normal course of business to original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2019, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended December 31, 2019, approximately 52% of our sales were in non-U.S. denominated currencies, with 30% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $12.1 million and $7.8 million as of December 31, 2019 and March 31, 2019, respectively. The adverse effect as of December 31, 2019 and March 31, 2019 is after consideration of the offsetting effect of approximately $6.2 million and $4.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened against the Euro by 10% as of December 31, 2019 and March 31, 2019, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $6.9 million and $4.1 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Gaming

Competitors for our Gaming products include Razer, Corsair Component, SteelSeries, Turtle Beach and Kingston, among others.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, we acquired Saitek to expand into the gaming simulation and controller markets, we acquired Blue Microphones to expand into the microphones market, and we acquired Streamlabs to expand our software and service capabilities and tools for the streaming market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million non-cash goodwill impairment charge in fiscal year 2015 related to our Lifesize video conferencing business which is reported in discontinued operations. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018 and 2019, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended December 31, 2019, approximately 52% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. On May 19, 2019, the voters in Switzerland approved TRAF, a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that are expected to take effect on January 1, 2020. Federal legislation was published in the Swiss federal register on August 6, 2019. However, as of December 31, 2019, TRAF has not been enacted in all cantons, including the canton of Vaud, as the cantonal legislative procedures are still in process. We anticipate TRAF to take effect as of January 1, 2020 when enactment occurs in the canton of Vaud. Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax ruling from the canton of Vaud, which we expect to take effect as of January 1, 2020, will result in a higher effective income tax rate on our worldwide earnings and such change will adversely affect our net income. While we will have a higher effective tax rate, we cannot be certain of the final outcome of the Swiss federal or cantonal tax reforms or their impact on our effective income tax rate and business, either in the short term or in the long term.

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
We did not repurchase any of our registered shares during the three months ended December 31, 2019. As of December 31, 2019, $172.4 million is still available for repurchase under the 2017 share buyback program.

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

LOGITECH INTERNATIONAL S.A.

January 23, 2020	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

January 23, 2020	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer