Form 10-K
period 2020-03-31
LOGITECH INTERNATIONAL S.A.
filed 2020-05-27
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard s provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 27, 2019, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $6,703,496,937. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of May 18, 2020, there were 167,817,568 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2020.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 1

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

•
Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2021 and beyond;

•	The scope, nature or impact of acquisition, strategic alliance, and divestiture activities and restructuring of our organizational structure;

•	Our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;

•	Our expectations regarding our effective tax rate, future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions;

•	Our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits;

•	Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2021 and beyond;

•	Opportunities for growth, market opportunities and our ability to take advantage of them;

•	Potential tariffs, their effects and our ability to mitigate their effects;

•	Capital investments and research and development;

•	Our expectations regarding our share buyback and dividend programs;

•	The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs;

•	The effects of environmental and other laws and regulations in the United States and other countries in which we operate; and

•	The effects of the novel coronavirus ("COVID-19") pandemic and any associated economic downturn on our business and future operating and financial performance.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Ultimate Ears, Jaybird, and Blue Microphones. Our Company's website is www.logitech.com.
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
Acquisitions

On October 31, 2019, we acquired all equity interests of General Workings, Inc. (Streamlabs) for a total consideration of $105.7 million, which included a working capital adjustment, plus additional contingent consideration of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the Streamlabs Acquisition). Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition is complementary to our gaming portfolio.

On August 21, 2018, we acquired all equity interests in Blue Microphones Holding Corporation (Blue Microphones) for a total consideration of $134.8 million in cash, which included a working capital adjustment and repayment of debt on behalf of Blue Microphones (the Blue Microphones Acquisition). Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition supplements our product portfolio.
Industry Overview
Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumers, businesses and institutional applications, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. More recently, the democratization of content creation, the rising trend of electronic sports (esports), the growth of streamers and creators and the expansion of video everywhere have created multiple opportunities for Logitech to drive greater interaction and engagement between people and digital content.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 3

the refresh of operating systems and new use cases created by the growth of specific cloud-based services and applications drive new peripherals opportunities. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably.
Growing adoption of cloud-based experiences in gaming, video, music and smart home has expanded our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Steam and Twitch for gaming or Zoom and Microsoft Teams for video collaboration. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
In the gaming market, the rapid rise of esports and the growth of live streamers on platforms such as Twitch and broadcasters on platforms such as YouTube continue to drive growth. We leverage our deep research and development (R&D) capabilities in the area of PC peripherals to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various esports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with esports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance the experience of more casual gamers.
The adoption of video everywhere - in large and small conference rooms and at home -- is a continuing trend that has accelerated during the COVID-19 pandemic. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of a variety of platforms - video-enabled rooms, PCs, laptops and mobile devices such as tablets and smartphones - to any other platform. This trend to embrace cloud video conferencing by businesses and institutions and, in particular, the growing adoption of remote work, distance learning, and telemedicine, is driving our Video Collaboration category and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality face-to-face meeting that does not require travel away from the office. For some schools, distance learning has become a complementary or, in some cases, an alternative way to educate students. Further, with the increased availability of high Internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. The market opportunity to provide innovative, affordable, and easy-to-use video collaboration products to the millions of small- to medium-sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of that opportunity and to expand into large-sized meeting rooms.
Cloud-based music services have enjoyed tremendous growth, fueled by the adoption of smartphones, tablets, and other connected devices. Consumers are optimizing their audio experiences on their tablets and smartphones with wireless mobile speakers that pair easily with their mobile devices and with in-ear and other headphones. Our mobile speakers and in-ear headphone products target a large market that reflects the increasing popularity of mobile devices or various voice assistants for accessing digital music, although near-term growth has slowed in some markets. Additionally, within the music market, consumers are increasingly listening with wireless earphones while they undertake activities such as sports and fitness. The innovation in truly wireless headphones has led to double-digit industry growth in revenue and average selling price, which highlights a growth opportunity for Logitech.
The home is also an important place for technological development, particularly as an increasing number of objects become connected smart home devices such as home security cameras, light bulbs, security locks, thermostats and others. Logitech’s line of universal remotes and hubs control electronic and connected devices around the home, including these and other smart devices.

Logitech International S.A. | Fiscal 2020 Form 10-K | 4

Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing; and
•Operations.
Design
In the past few years, Logitech has strengthened its design capabilities by building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - 286 design awards during the past six fiscal years - and enthusiastic reviews in the media. This is an important indication that Logitech’s strategic aim to become a design company is working. During fiscal year 2020, we won 54 design awards spanning all of our product categories. As Logitech establishes itself as a design company, design thinking and culture are used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, engineering and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
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
Marketing
As Logitech expands into multiple categories with multiple brands, we are focusing on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. Most of the marketing and creative efforts that were once outsourced to outside marketing agencies are now executed through our internal teams from concept to execution, which improves speed and cost efficiency. We are increasing our leverage of digital media channels and programs to drive consumer brand engagement and purchase. We are also increasing our focus on marketing analytics platforms to improve our understanding of marketing investments and to maximize return on investment (ROI). And we are making investments to upgrade and expand all aspects of our marketing technology infrastructure, including the re-platforming of our websites to support the global expansion of our brands across countries, languages and devices and to provide the foundation for the acceleration of our digital marketing efforts and evolution to personalized consumer communication.

Logitech International S.A. | Fiscal 2020 Form 10-K | 5

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
Products Logitech designs, manufactures and markets products that allow people to connect through computing, gaming, video, music, and other digital platforms. The large majority of our revenue has historically been derived from sales of our products for use by consumers.

Creativity & Productivity
Pointing Devices: Logitech offers a variety of pointing devices. Some of our key products in this category include:

•
The Logitech MX Master 3 and MX Anywhere 2S wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation.

•	The Logitech MX Ergo, a wireless trackball that offers personalized comfort with a unique adjustable hinge, precision tracking and multi-device connectivity.

•	The Logitech MX Vertical, a wireless mouse which is angled 57 degree and offers ergonomic comfort, precision tracking and multi-device connectivity.

•	The Logitech Wireless Mouse M325, which offers micro-precise scrolling, 18-month battery life and comfortable design.

•	The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.

•	The Logitech Pebble Mouse, a wireless mobility mouse with dual connectivity (BT and unifying nano technology) that is compatible with any computer.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our products in this category include:

•	The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to access directly menus and shortcuts within leading creativity and productivity apps.

•	The Logitech Wireless Touch Keyboard K400 Plus, a compact keyboard with an integrated touchpad and 10-meter wireless range, designed for use in the living room.

•	The Logitech K380 wireless minimalist keyboard with multi-switch functionality to easily navigate from one screen to another (from PC to Phone to tablets) that is compatible with any computer.

•	The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with a tiny USB receiver.
PC Webcams: Our PC Webcams category comprises PC-based webcams targeted primarily at consumers. The Logitech HD Pro Webcam C920 and 1080P Pro Stream Webcam, which offer razor-sharp HD 1080p video recordings and stereo sound, were top revenue-generating webcams during fiscal year 2020.

Logitech International S.A. | Fiscal 2020 Form 10-K | 6

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

•
The Logitech Slim Folio Keyboard for the iPad Pro 12.9 and 11, bringing a bluetooth backlit keyboard with a folio design for optimal working and viewing angle, light front and back protection and an Apple Pencil holder. The Logitech Slim Folio Keyboard for the 7th generation iPad for a light protection folio with a bluetooth keyboard.

•
The Rugged Folio for the iPad 7th Generation, bringing a more protective rugged folio, with a wipeable fabric keyboard, a rugged and protective holder and an any-angle kickstand to allow multiple viewing angles. The Rugged Folio uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or bluetooth pairing.

•
The Combo Touch for the iPad 7th Generation and iPad Air, which is our newest design offering a Smart Connected backlit full-size keyboard, any-angle kickstand for flexible viewing angles and a trackpad for gestures, clicks and navigation.

•	The Logitech Keys-To-Go, an ultra-portable, stand-alone keyboard.
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our products in this category include:

•
The Logitech G915 LIGHTSPEED Wireless, RGB Mechanical Gaming Keyboard, which features high-performance low-profile mechanical switches that provide all the speed, accuracy, and performance of traditional switches, at half the height.

•
The Logitech G PRO Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, and features our LIGHTSPEEDTM professional grade wireless technology, our exclusive high-performance HERO gaming sensor, a flexible ambidextrous design, and support for our POWERPLAYTM wireless charging solution, for maximum performance and comfort over long gameplay sessions.

•
The Logitech G29 Driving Force Steering Wheel for PC and Sony PlayStation 4, which features a powerful dual-motor force feedback transmission, hand-stitched leather-wrapped rim, and stainless steel throttle, brake and clutch pedals for an ultra-realistic driving experience.

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

Video Collaboration

Logitech International S.A. | Fiscal 2020 Form 10-K | 7

The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition (HD) 1080p video with affordability to bring video conferencing to businesses of any size. Our key products in this category include:

•
The Logitech Rally, which offers best-in-class video conferencing with Ultra HD 4K video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms.

•	The Logitech MeetUp, which is Logitech’s premier ConferenceCam designed for huddle rooms, with a room-capturing 120° field of view (FOV), 4K optics and exceptional audio performance.

•	The Logitech Tap touch-screen controller connects to any computer via USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.

•
The Logitech BRIO, which has 4K video, RightLight 3 and high dynamic range (HDR) to improve challenging lighting, and Windows Hello facial recognition support for secure login using just a user's face.

Music
Mobile Speakers: Our Mobile Speakers category comprises portable wireless Bluetooth and Wi-Fi speakers. The top revenue-generating product line in the Mobile Speakers category during fiscal year 2020 was the Ultimate Ears WONDERBOOM, our smaller sized portable bluetooth wireless speaker. In fiscal year 2020 we refreshed the product with WONDERBOOM2, which added an outdoor functionality to the immersive sound experience. Both generations of the WONDERBOOM product line remained in the channel for the full year alongside Ultimate Ears BOOM3 and MEGABOOM3 which we launched in fiscal year 2019. In March 2020, we added a new powerful party speaker, HYPERBOOM, to the portfolio of bluetooth speakers. This speaker has the loudest audio performance of the portfolio, combined with a new easy-switch audio source functionality that enables fast pairing to four different devices.
Audio & Wearables: Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones and premium wireless audio wearables designed to enhance the audio experience and studio-quality microphones for professionals and consumers. We offer both the Jaybird wireless audio wearables for sports and active lifestyles and our custom in-ear headphones, made by Ultimate Ears. Jaybird is a digitally native brand that pioneered the wireless in-ear headphone category and continues to be a leading brand in headphones made for athletes. Designed for sport & IPX 7 rated, Jaybird’s Tarah Pro, Tarah, X4 and Run XT offer great sound with the durability that athletes demand. All Jaybird products are accompanied by software supported on both Android and iOS that offers a rich personalized listening experience.
Our Blue Microphones product line has a 25-year legacy of innovative design and premium performance across both professional and consumer markets. Blue Microphones offers a range of audio tools for recording or broadcasting applications, from YouTube and podcast production to music and gaming. Examples of products in the Blue Microphones lineup include:

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

•
Yeti X: The next generation of Yeti, featuring a new proprietary 4-capsule array, fully digital architecture that is compatible with Blue Sherpa control software and Logi-G G-Hub gaming software, and Blue VO!CE, a new software application that allows the user to control and manipulate the sound of their voice through the microphone.

Smart Home
Our Smart Home category includes our Harmony line of advanced home entertainment controllers, products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks, and home security cameras.
Research and Development
We recognize that continued investment in product research and development (including design) is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2020, 2019 and 2018 were $177.6 million, $161.2 million and $143.8 million, respectively.

Logitech International S.A. | Fiscal 2020 Form 10-K | 8

We expect to continue to devote significant resources to research, development and design, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.
Sales and Distribution
Principal Markets
Sales by geographic region for fiscal years 2020, 2019 and 2018 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
Americas	$1,286,527	$1,190,216	$1,118,324
EMEA	941,211	861,731	820,347
Asia Pacific	748,113	736,375	628,192
Total Sales	$2,975,851	$2,788,322	$2,566,863
Revenues from sales to customers in Switzerland, our home domicile, represented 4%, 3% and 2% of our sales in fiscal years 2020, 2019 and 2018, respectively. In fiscal years 2020, 2019 and 2018, revenues from sales to customers in the United States represented 36%, 36% and 37% of our sales, respectively. In fiscal years 2020, 2019 and 2018, revenues from sales to customers in Germany represented 15%, 18% and 16% of our sales, respectively. Revenues from sales to customers in China represented 10% of our sales for fiscal year 2019. No other country represented more than 10% of our sales for fiscal years 2020, 2019 or 2018.
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
Major distributors in North America include Ingram Micro Inc., Tech Data Corporation, D&H Distributing Company, and Synnex Corporation. In Europe, major Pan-European distributors include Ingram Micro, Tech Data, ALSO Group and DCC PLC. We also sell to many regional distributors such as ASBISC Enterprises PLC, Littlebit Technology Partners AG in Switzerland, Copaco Dc B.V. in the Netherlands and others. In Asia, major distributors include Wincheers International Trading Co., Ltd in China, Beijing Digital China Limited in China, Daiwabo in Japan, Synnex in Australia and the Pan-Asian distributor, i.e. Ingram Micro. Our distributor customers typically resell products to retailers, value-added resellers, systems integrators and other distributors with whom Logitech does not have a direct relationship.
Logitech's products can be purchased in most major retail chains, where we typically have access to significant shelf space. In the U.S., these chains include Best Buy, Walmart, Staples, Office Depot and Target. In Europe, chains include Metro Group (Media-Saturn Group), Elkjop, FNAC, and Dixons Stores Group PLC. Logitech also sells products to non-traditional retail channels such as telcos. In addition, Logitech products can be purchased online either directly from Logitech.com or through e-tailers, such as Amazon.com, JD.com and the websites of our major retail chains noted previously, and others. Logitech products are also carried by business-to-business direct market resellers such as CDW Corp, Insight Enterprise, Inc., Zones, LLC, PC Connection, Inc., and SHI International Corp.

Logitech International S.A. | Fiscal 2020 Form 10-K | 9

In fiscal years 2020, 2019 and 2018, Ingram Micro and its affiliated entities together accounted for 12%, 13% and 15% of our gross sales, respectively. In fiscal years 2020, 2019 and 2018, Amazon Inc. and its affiliated entities together accounted for 14%, 14% and 13% of our gross sales, respectively. No other customer individually accounted for more than 10% of our gross sales during fiscal years 2020, 2019 or 2018.
The material terms of our distribution agreements with Ingram Micro and its affiliated entities are summarized as follows:

•	The agreements are non-exclusive in the particular territory and contain no minimum purchase requirements.

•
Each agreement may be terminated for convenience at any time by either party. Most agreements provide for termination on 30 days written notice from either party, with several Ingram Micro agreements providing for termination on 60 to 90 days notice.

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
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with two outsourced operations that have support centers located in China, South Korea, India, the Philippines, Mexico, Bulgaria and Northern Ireland. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. For some of our brands, dedicated support websites, dedicated internal support teams and channels are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply Artificial Intelligence to optimize support searches. Logitech provides warranties on our branded products that range from one to five years. For our Video Collaboration category, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 10

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
New product launches, process engineering, commodities management, logistics, quality assurance, operations management and management of Logitech's contract manufacturers occur in China, Taiwan, Hong Kong, Malaysia, Vietnam and Thailand. Certain components are manufactured to Logitech's specifications by vendors in Asia, the United States, and Europe. We also use contract manufacturers to supplement internal capacity and to reduce volatility in production volumes. In addition, some products, including most keyboards, certain gaming devices and certain audio products are manufactured by contract manufacturers to Logitech's specifications.
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
Creativity and Productivity
Pointing Devices: Apple Inc., Microsoft Corporation and HP Inc. are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets, such as Elecom Co., Ltd., Buffalo Inc., Shenzhen Rapoo Technology Co., Ltd., and Xiaomi Inc.
Keyboards & Combos: Microsoft and Apple are the main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for corded and cordless keyboard and combos from less-established brands, including house brands and local competitors in Asian markets, such as Shenzhen Rapoo, and Xiaomi.

Logitech International S.A. | Fiscal 2020 Form 10-K | 11

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
Gaming
Competitors for our Gaming products include Razer, Corsair Components, Inc., SteelSeries, Turtle Beach Corporation and Kingston Technology Corporation, among others.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Poly, Inc., GN Netcom/Jabra, and AVer Information Inc., among others.
Music
Mobile Speakers: Our competitors for Bluetooth wireless speakers include Bose Corporation, Harman International Industries, Inc (owned by Samsung Electronics Co., Ltd., Harman owns JBL and has Harman Kardon as a division), and Beats Electronics LLC (owned by Apple), among others. Harman is our largest competitor. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home (owned by Alphabet, Inc.) and Apple HomePod, also compete with our products. Amazon is also a significant customer of our products.
Audio & Wearables: For PC speakers, our competitors include Bose, Cyber Acoustics, LLC, Philips Consumer Lifestyle (a division of Royal Philips), Creative Labs, Inc., Apple and Samsung, among others.
For PC headsets, our main competitors include Poly (formerly Plantronics Inc.) and GN Netcom, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony, JBL and Sennheiser, among others. The platform providers (e.g., Apple and Samsung) are able to craft tighter experiences for their consumers due to their ability to control both ends of the ecosystem (the headphone and the mobile device).
Our competitors for Blue Microphones products include Rode Microphones LLC, Audio Technica Corporation, Samson Technologies Corp., Shure Incorporated, Razer Inc. and Apogee Electronics Corp., among others.
Smart Home
Direct competitors in the remote control market include pro-installer-focused Universal Remote Control Inc., and new “DIY” entrants. Indirect competition exists in the form of low-end “replacement remotes” such as Sony Corporation, RCA Corporation, and General Electric Company (GE), pure app-based solutions such as Peel Technologies, as well as device and/or subscriber-specific solutions from TV makers such as Samsung and Vizio, Inc. and multiple-system operators (MSOs) such as Comcast Corporation and DirecTV (owned by AT&T, Inc.). Competition in the home control market also exists in the form of home automation platforms such as Smart Things (owned by Samsung), Amazon with its Echo product, Google Home and Nest (owned by Alphabet Inc.), Wink and many other startups in the space. Many of these products and brands are partners with Logitech as well as via integrations with Harmony remotes.
Intellectual Property and Proprietary Rights
Intellectual property rights that apply to Logitech's products and services include patents, trademarks, copyrights, and trade secrets.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to legal counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A, Risk Factors—"We

Logitech International S.A. | Fiscal 2020 Form 10-K | 12

may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
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
Europe.  In Europe, we are subject to the European Union's (EU's), Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment Directive 2011/65/EU (RoHS Directive). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium, chromium, phthalates and halogenated flame-retardants. All Logitech products are covered by the directive and have been modified, if necessary, to be compliant with the RoHS Directive, we issue a declaration of conformity and mark the product with the 'CE' mark.
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
United States and Canada.    In the U.S., we are subject to, among other laws, the Appliance Efficiency Regulations adopted under the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products and such standards apply to appliances sold or offered for sale throughout the U.S. We have redesigned or changed certain of our products to ensure compliance with these regulations. We are also subject to California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous. In addition, our Electronic and Electrical Equipment (EEE) containing composite wood covered under the Toxic Substances Control Act (TSCA), Title VI and offered for sale in the United States complies with the formaldehyde substance restrictions set out in TSCA Title VI.
Logitech is also subject to the requirement as set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. We have established systems which facilitate our compliance with the sourcing, traceability and reporting

Logitech International S.A. | Fiscal 2020 Form 10-K | 13

obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of the Responsible Business Alliance or RBA (formerly the EICC) and the Responsible Minerals Initiative, we participate in the industry-wide Conflict-Free Sourcing Initiative and its Conflict-Free Smelter Program by which these requirements are met.
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
We are subject to laws in various Canadian provinces and U.S. states that impose fees to cover the cost of end-of-life responsible disposal and recycling of packaging, product, and batteries. These laws require producers of electrical goods, packaging, and batteries to be financially responsible for costs of specified collection, recycling, treatment and disposal of covered products. Where applicable, we have provided for the estimated costs, which are not material, of managing and recycling historical and future waste equipment, packaging, and batteries.
India. In India, we are subject to Schedule – I of the India E-Waste Management Rules, 2016 on Electronic and Electrical Equipment (EEE) being offered for sale to comply with the substance restrictions defined in sub rule (1) of Chapter V, Section 16 of said rules. Our RoHS Management Program was established in 2002 to ensure compliance with EU RoHS initially and this program along with our hazardous substance management capabilities assures Logitech of compliance to these requirements for all applicable products worldwide.
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
The effects on Logitech's business of complying with other government regulations are limited to the cost of agency fees and testing, as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end-of-life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will modify our products or processes to address those changes.
In addition to monitoring and managing compliance with environmental regulations, we also monitor and align with international good practice standards for environmental, social and sustainability performance. We joined the RBA (formerly EICC) in 2007 to collaborate with industry peers to drive international good practice across the electronics sector. Since 2007, we have fully adopted the RBA Code of Conduct, and we publish an annual Sustainability Report in alignment with the good practice standards of the Global Reporting Initiative. For more information on our approach to sustainability management, RBA Code of Conduct compliance and international good practice, refer to our annual Sustainability Report, which is available from the sustainability page on www.logitech.com.
Seasonality
Our product sales are typically seasonal. Sales are generally highest during our third fiscal quarter (October to December) primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Cash flow is correspondingly lower as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September. Due to the timing of our new product introductions, which could occur at any point during the fiscal year, we believe that year-over-year comparisons are more indicative of variability in our results of operations than the current quarter to prior quarter comparisons.

Logitech International S.A. | Fiscal 2020 Form 10-K | 14

Materials
We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers go out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our shipments to our customers could be delayed, potentially resulting in lost revenue, market presence and market share. In addition, lead times for materials, components, and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.
Employees
As of March 31, 2020, we employed approximately 6,600 regular employees, of which approximately 3,000 employees are in our Suzhou manufacturing facilities, and from the remaining 3,600 regular employees, approximately 800 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers as of May 27, 2020: *

Name	Age	Nationality	Position
Bracken Darrell	57	U.S.	President and Chief Executive Officer
Nate Olmstead **	48	U.S.	Chief Financial Officer
Prakash Arunkundrum*	45	U.S.	Head of Global Operations
* On May 27, 2020, Logitech designated Mr. Arunkundrum as an Executive Officer and a member of its Group Management Team.
** Effective as of June 1, 2019, Logitech appointed Mr. Olmstead as interim Chief Financial Officer. On July 22, 2019, Logitech appointed Mr. Olmstead as full-time Chief Financial Officer.
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
Nate Olmstead joined Logitech in April 2019 as Vice President of Business Finance and was appointed interim Chief Financial Officer as of June 2019 and Chief Financial Officer as of July 2019. Prior to joining Logitech, Mr. Olmstead served in various financial management roles at Hewlett-Packard Company and Hewlett-Packard Enterprise, a multinational information technology company, most recently as the Vice President of Finance for Global Operations at Hewlett-Packard Enterprise from June 2017 to March 2019. He also served as Vice President of Finance, EG Global Supply Chain and Quality from February 2015 to June 2017, Vice President of Finance, HP Storage and HP Converged Systems from 2009 to February 2015, and Director, HP Investor Relations from 2006 to 2009. Mr. Olmstead holds a BA degree from Stanford University and an MBA from Harvard University.
Prakash Arunkundrum is Logitech’s Head of Global Operations, a position he has held since May 2018.  He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global

Logitech International S.A. | Fiscal 2020 Form 10-K | 15

management consulting firm, from July 2014 to August 2015.  He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute (CECRI) in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 16

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

•	Changes in supply, operations and demand and uncertainty due to the COVID-19 pandemic.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 17

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

Our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the COVID-19 pandemic, the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the

Logitech International S.A. | Fiscal 2020 Form 10-K | 18

impact of oil prices on Russia and other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

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

Music. We make and sell products for the consumption of digital music in targeted segments of that market. Competition in the mobile speaker and headphone categories is intense, and we expect it to increase. Moreover, the market for mobile speakers appears to be maturing with slower growth or even declining. If we are not able to grow our existing and acquired product lines and introduce differentiated products and marketing strategies to separate our products and brands from competitors' products and brands, our mobile speaker and audio headphone efforts will not be successful, and our business and results of operations could be adversely affected.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 19

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

Creativity & Productivity

Logitech International S.A. | Fiscal 2020 Form 10-K | 20

Pointing Devices. Apple, Microsoft and HP are our main competitors worldwide. We also experience competition and pricing pressure from less-established brands, including house brands and local competitors in Asian markets such as Elecom, Buffalo, Shenzhen Rapoo and Xiaomi.

Keyboards & Combo. Microsoft and Apple are our main competitors in our PC keyboard and combo product lines. We also experience competition and pricing pressure for keyboard and combos from less-established brands, including house brands and local competitors in Asian markets such as Shenzhen Rapoo and Xiaomi.

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

Gaming

Competitors for our Gaming products include Razer, Corsair Components, SteelSeries, Turtle Beach and Kingston, among others.

Video Collaboration

Our competitors for Video Collaboration products are numerous across various categories with many new entrants. Competitors include Cisco Systems, Poly, GN Netcom/Jabra (which recently acquired Altia systems), and AVer Information, among others.

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

Audio & Wearables. For PC speakers, our competitors include Bose, Cyber Acoustics, Phillips, Creative Labs, Apple and Samsung, among others. For PC headset, we face numerous competitors, including Plantronics and GN Netcom, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony, JBL and Sennheiser, among others. Our competitors for Blue Microphones products include Rode, Audio-Technica, Samson, Shure, Razer and Apogee, among others.

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

The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and the Company’s business, results of operations and financial condition could be adversely affected by the COVID-19 pandemic.

Logitech International S.A. | Fiscal 2020 Form 10-K | 21

COVID-19 has spread rapidly throughout the world, causing significant volatility and disruption in financial markets, curtailing global economic activity, raising the prospect of an extended global recession, and prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, indefinite business closures, and quarantines and shelter-at-home orders. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties, including the extent and rate of the spread, the possibility and timing of any vaccine, treatment or cure or stop to the spread, and the potential for additional peaks in infection rates.
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and adversely affected, and could in the future adversely affect, our business and operations, our customers and our partners. Starting with the initial outbreak of the virus in China and as it has spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, and in some cases increased sell-through, resulting in shortages of our products in our distribution channels. In order to renew manufacturing at our own facility, we have quarantined employees and re-engineered our manufacturing operations with diminished capacity. Sales of our products have also been impeded by closures of retail stores and disruptions in other channel partner points of sale.
At the same time, as a result of government orders and concern for the well-being of our employees and their families, we have required substantially all of our employees in non-manufacturing facilities to work remotely. This has led to inefficiencies and operational, cybersecurity and other risks and costs which could have an adverse impact to our results of operations. We cannot reasonably predict when our employees will be able to return to our offices or the further precautionary measures and costs we may need to incur to ensure the health of our employees and to mitigate the spread and impact of the virus. Additionally, our management team and employees had to focus on planning for and mitigating operational changes and risks of the COVID-19 pandemic, shifting some of their attention from focusing on and adversely affecting our normal business, strategic plans and other initiatives. We have also incurred additional costs related to business continuity.
During the three months ended March 31, 2020, the COVID-19 pandemic had mixed effects on our results of operations, and it may continue to have mixed or adverse effects. It also may have the effect of heightening many of the other risks described in under this heading “Risk Factors”. We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is currently uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments an vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners. Should the COVID-19 situation not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 22

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

Other events or circumstances, including those not in our control, such as the current COVID-19 pandemic, may result in rapid and significant increases or decreases of demand for our products that may result in excess inventory or product unavailability, increases in operational logistics and other costs, and damaged relationships with suppliers or customers.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior managers or other key employees for any reason, including voluntary or

Logitech International S.A. | Fiscal 2020 Form 10-K | 23

involuntary departure, death or permanent or temporary disability (the risk of which has been underscored during the COVID-19 pandemic), we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including declines in our stock prices in the past year, may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

Changes in trade policy, including tariffs and the tariffs focused on China in particular, and currency exchange rates also have adverse impacts on our gross margins. The COVID-19 pandemic is putting pressure on our gross margins as well as we face uncertain product demand and incur increased air freight and other costs to fulfill sell through demand, replenish channel inventory, and maintain shelf presence and market share.

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.

Logitech International S.A. | Fiscal 2020 Form 10-K | 24

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 25

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

The impact of economic conditions, labor issues, natural disasters, regional or global pandemics, evolving consumer preferences, and purchasing patterns on our distribution partners, or competition between our sales channels, could result in sales channel disruption. For example, if sales at large retail stores are displaced as a result of bankruptcy, competition from Internet sales channels or otherwise, our product sales could be adversely affected and our product mix could change, which could adversely affect our operating costs and gross margins. The closure of brick-and-mortar stores around the world during the COVID-19 pandemic has exacerbated an already declining Bluetooth speaker market. COVID-19 has also underscored the risk of disruption in our sales channel at distribution partners such as Amazon. Any loss of a major partner or distribution channel or other channel disruption could make us more dependent on alternate channels, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of our products to consumers, our reputation and brand equity, or our market share.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 26

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

We produce approximately half of our products at the facilities we own in China. The majority of our other production is performed by third-party contract manufacturers, including original design manufacturers, in China, Taiwan, Hong Kong, Malaysia, Vietnam, and Thailand.

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by regional or global pandemics, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, by increasing labor and other costs, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 27

supply of products to meet customer demand, we could lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected.

By locating our manufacturing in China and Southeast Asia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, natural disasters, regional or global pandemics, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our results of operations and financial condition.

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, natural disasters or regional or global pandemics, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 28

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

•
Varying laws, regulations and other legal protections, uncertain and varying enforcement of those laws and regulations, dependence on local authorities, and the importance of local networks and relationships

•
Varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) (PCAOB) to inspect PCAOB-registered accounting firms in emerging market countries such as China;

•
Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

•	Political and economic uncertainty around the world;

•	Import or export restrictions or licensing requirements that could affect some of our products, including those with encryption technology;

•
Trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations, including recent and ongoing United States - China tariffs and trade restrictions;

•Lack of infrastructure or services necessary or appropriate to support our products and services;

•Effects of the COVID-19 pandemic that may be more concentrated where we operate internationally;

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 29

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2020, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long term shifts in currency exchange rates.

Logitech International S.A. | Fiscal 2020 Form 10-K | 30

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) which are subject to interpretation or changes by the FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. On May 19, 2019, the voters in Switzerland approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that were enacted by the canton of Vaud on March 10, 2020 and took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. See "Note 7 - Income Taxes" for more information. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by

Logitech International S.A. | Fiscal 2020 Form 10-K | 31

Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 32

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

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. Moreover, due to the COVID-19 pandemic, there is an increased risk that we may experience security breach related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 33

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act and as recently as our audited financial statements for the fiscal year ended March 31, 2017, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. Certain of those material weaknesses resulted in late filings of and an amendment to our periodic reports and in restatements of our financial results. A material weakness indicates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, we could be subject to litigation which, whether meritorious or not, remediation efforts could be time consuming, costly and/or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

In May 2020, our Board of Directors authorized a three-year $250.0 million repurchase program of our registered shares. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 34

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Logitech International S.A. | Fiscal 2020 Form 10-K | 35

ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2020. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and corporate offices in Newark, California and Hsinchu, Taiwan, together make up approximately 286,000 square feet of leased space. Both our Lausanne, Switzerland and Newark, California locations serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 77 locations and 40 countries, with lease expiration dates from 2020 to 2031.
As of March 31, 2020, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 722,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory. We believe that our manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

Logitech International S.A. | Fiscal 2020 Form 10-K | 36

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of May 18, 2020, there were 173,106,620 shares issued (including 5,289,052 shares held as treasury stock) held by 17,146 holders of record, and the closing price of our shares was CHF 53.00 ($54.55 based on exchange rates on such date) per share on the SIX Swiss Exchange and $54.64 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In May 2020, the Board of Directors recommended that the Company increase the cash dividend for fiscal year 2020 by approximately 10% to CHF 134.0 million ($138.7 million based on the exchange rate on March 31, 2020). On September 4, 2019, Logitech's shareholders approved a cash dividend payment of CHF 121.8 million out of retained earnings to Logitech's shareholders who owed shares on September 19, 2019. Eligible shareholders were paid CHF 0.73 per share ($0.74 per share in U.S. Dollars), totaling $124.2 million in U.S. Dollars on September 20, 2019. On September 5, 2018, Logitech's shareholders approved a cash dividend payment of CHF 110.7 million out of retained earnings to Logitech shareholders who owned shares on September 18, 2018. Eligible shareholders were paid CHF 0.67 per share ($0.69 per share in U.S. Dollars), totaling $114.0 million in U.S. Dollars on September 21, 2018.
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
In fiscal year 2020, the following approved share buyback program was in place (in thousands):

Share Buyback Program	Approved Shares (1)	Approved Amounts
March 2017	17,311	$250,000
(1) The approval of our share buyback programs by the Swiss Takeover Board limits the number of shares that we may repurchase to no more than 10% of our authorized share capital and voting rights.

Logitech International S.A. | Fiscal 2020 Form 10-K | 37

The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share buyback programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased	CHF (LOGN)	USD (LOGI)
March 31, 2018	863	34.53	—	$219,893
March 31, 2019	808	39.58	—	$187,433
March 31, 2020	1,251	38.91	—	$137,386

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2020		CHF (LOGN)	USD (LOGI)
Month 1
December 28, 2019 to January 24, 2020	—	—	—	$172,409
Month 2
January 26, 2020 to February 21, 2020	228	43.03	—	162,432
Month 3
February 23, 2020 to March 31, 2020	634	37.32	—	137,386
	862	38.83	—	$137,386
The 2017 share buyback program expired in April 2020.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 38

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2015, and calculates the annual return through March 31, 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
________________________________________

*$100 invested on March 31, 2015, in stock or index, including reinvestment of dividends.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2015	2016	2017	2018	2019	2020
Logitech	$100	$126	$258	$303	$329	$366
Nasdaq Composite Index	$100	$101	$124	$149	$165	$166
S&P 500 Information and Technology Index	$100	$108	$135	$172	$199	$220

ITEM 6.    Selected Financial Data
This financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. These historical results are not necessarily indicative of the results to be expected in the future.

Logitech International S.A. | Fiscal 2020 Form 10-K | 39

	Years ended March 31,
	2020(1)	2019	2018	2017	2016

	(in thousands, except for per share amounts)
Consolidated statement of operations and cash flow data
Net sales	$2,975,851	$2,788,322	$2,566,863	$2,221,427	$2,018,100
Operating income	$276,495	$263,194	$229,733	$211,860	$129,058
Net income from continuing operations(1)	$449,723	$257,573	$208,542	$205,876	$128,362
Loss from discontinued operations (2)	$—	$—	$—	$—	$(9,045)
Net income	$449,723	$257,573	$208,542	$205,876	$119,317
Net income (loss) per share - basic:
Continuing operations	$2.70	$1.56	$1.27	$1.27	$0.79
Discontinued operations	$—	$—	$—	$—	$(0.06)
Net income per share - basic	$2.70	$1.56	$1.27	$1.27	$0.73
Net Income (loss) per share - diluted:
Continuing operations	$2.66	$1.52	$1.23	$1.24	$0.77
Discontinued operations	$—	$—	$—	$—	$(0.05)
Net income per share - diluted	$2.66	$1.52	$1.23	$1.24	$0.72

Cash dividend per share	$0.74	$0.69	$0.63	$0.57	$0.53

Net cash provided by operating activities	$425,000	$305,181	$346,261	$288,389	$185,195
Net cash used in investing activities (3)	$(130,234)	$(173,345)	$(128,704)	$(99,679)	$(59,975)

	March 31,
	2020	2019	2018	2017	2016(4)
Consolidated balance sheet data
Cash and cash equivalents	$715,566	$604,516	$641,947	$547,533	$519,195
Total assets	$2,363,474	$2,024,124	$1,743,157	$1,498,677	$1,324,147
Total shareholders' equity	$1,489,268	$1,176,339	$1,050,557	$856,111	$759,948
_______________________________________________________________________________

(1)
On March 10, 2020, TRAF was enacted in the canton of Vaud in Switzerland to take effect as of January 1, 2020. TRAF specifies mandatory and voluntary provisions that are implemented through the modification of the cantonal tax law. Major mandatory federal tax provisions include abolishment of preferential cantonal tax regimes, introduction of patent box regime and tax-free step-up of intangible assets, including goodwill created under a privileged tax regime. We have benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. We reached an agreement with the Vaud Tax Administration that would allow for a tax step-up of goodwill to be amortized over ten years beginning on January 1, 2020 as a transition measure. We recorded an income tax benefit of $151.7 million, net of unrecognized tax benefits to account for the book and tax basis difference of the step-up upon enactment.

(2)
On December 28, 2015, we divested our Lifesize video conferencing business and, as a result, we have reflected the Lifesize video conferencing business as discontinued operations in our consolidated statements of operations data above for all periods noted. Historical cash flows from discontinued operations were not material and are included in the cash flow data above.

(3)
The line item previously called "change in restricted cash" has been eliminated from the statements of cash flows and instead restricted cash has been included in the cash, cash equivalents and restricted cash line items to conform to the consolidated statements of cash flows for fiscal year 2019 and fiscal year 2020 due to the adoption of ASU 2016-18. The impact was not material.

Logitech International S.A. | Fiscal 2020 Form 10-K | 40

(4)	The above consolidated cash and cash equivalents exclude Lifesize video conferencing business.

Logitech International S.A. | Fiscal 2020 Form 10-K | 41

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
Overview of Our Company
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Ultimate Ears, Jaybird, and Blue Microphones. Our Company's website is www.logitech.com.

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
From time to time, we may seek to partner with or acquire when appropriate companies that have products, personnel, and technologies that complement our strategic direction. We continually review our product offerings and our strategic direction in light of our profitability targets, competitive conditions, changing consumer trends and the evolving nature of the interface between the consumer and the digital world.
On October 31, 2019, the Company acquired all equity interests in General Workings, Inc. (Streamlabs) for a total consideration of $105.7 million, which included a working capital adjustment, plus additional contingent consideration of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the Streamlabs Acquisition). Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition is complementary to the Company's gaming portfolio.

On August 21, 2018, we acquired all equity interests in Blue Microphones Holding Corporation (Blue Microphones) for a total consideration of $134.8 million in cash, which included a working capital adjustment and repayment of debt on behalf of Blue Microphones (the Blue Microphones Acquisition). Blue Microphones is a leading audio manufacturer that designs and produces microphones, headphones, recording tools, and accessories for audio professionals, musicians and consumers. The Blue Microphones Acquisition supplements our product portfolio.
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have issued orders that require the closure of non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has significantly curtailed global economic activity, caused significant volatility and disruption in global financial and commercial markets, and is likely to lead to recessionary conditions for an indeterminate amount of time. We are conducting our business with substantial modifications, such as employee work locations and virtualization among other changes. We are continuing to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders. It is not clear what the potential effects of COVID-19 or any such modifications or alterations may have on our business, results of operations, financial operations, financial condition and stock price.

Logitech International S.A. | Fiscal 2020 Form 10-K | 42

During February 2020, following the initial outbreak of COVID-19 in China, we experienced disruptions to our manufacturing, supply chain and logistics services, resulting in temporary inventory declines and an increase in logistics costs. We expect the increased logistics costs and adverse effects on our gross margins from COVID-19 to continue at least during the first half of fiscal year 2021. However, due to the ongoing shelter-at-home requirements or recommendations in many countries, there was high demand and consumption of our products. It is difficult to predict the progression, the duration and all of the effects of COVID-19, when business closure and shelter at home guidelines may be eased or lifted, and how consumer demand, inventory and logistical effects and costs may evolve over time, or the impact on our future sales and results of operations. Some of this impact will undoubtedly occur over multiple financial periods and may have a lag effect between periods, such as what we are able to manufacture in one period affecting sales, channel inventory or logistics costs in subsequent periods. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital resources" below and "Item IA: Risk Factors", including under the caption "The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and the Company's business, results of operations and financial condition could be adversely affected by the COVID-19 pandemic."
Summary of Financial Results
Our total sales for fiscal year 2020 increased 7% in comparison to fiscal year 2019. The growth was broad-based across our regions and across most of our product categories. The results of operations for Streamlabs have been included in our consolidated statements of operations from the acquisition date.
Sales for fiscal year 2020 increased 8%, 9% and 2% in the Americas, EMEA and Asia Pacific, respectively, in comparison to fiscal year 2019.
Gross margin increased by 50 basis points to 37.7% during fiscal year 2020, compared to fiscal year 2019. The increase in gross margin was primarily driven by favorable product mix and benefits from cost savings and operational efficiencies, partially offset by unfavorable currency exchange rates, an increase in U.S.-China tariffs and COVID-19 related costs primarily due to disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services.
Operating expenses for fiscal year 2020 were $845.9 million, or 28.4% of sales, compared to $773.8 million, or 27.8% of sales, for fiscal year 2019. The increase in operating expenses was primarily driven by $39.0 million higher personnel-related costs due to additional headcount from business acquisitions as well as from S&M and R&D departments to support business growth, $13.9 million higher third-party costs primarily in S&M and R&D to support our long-term growth opportunities, $3.3 million higher amortization of intangible assets from the business acquisitions, and a $23.2 million change in fair value of contingent consideration from the Streamlabs Acquisition, partially offset by a decrease of $11.2 million in restructuring charges as we substantially completed our restructuring plan in the first quarter of fiscal year 2020.
Income tax benefit for fiscal year 2020 was impacted by $153.2 million from the measurement of deferred tax assets and liabilities, net of assessment of uncertain tax positions in Switzerland as a result of the enactment of TRAF in the canton of Vaud in Switzerland during the fourth quarter of fiscal year 2020.
Net income for fiscal year 2020 was $449.7 million, compared to $257.6 million for fiscal year 2019.
Trends in Our Business
Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We see opportunities to deliver growth with products in all these markets. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  New PC shipments remain lackluster but the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products, as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a

Logitech International S.A. | Fiscal 2020 Form 10-K | 43

combo backlit keyboard case for the iPad Pro and keyboard folios for other iPad models. In fiscal year 2020, we achieved our third consecutive year of growth in our Tablet & Other Accessories category.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social. In fiscal year 2020, the gaming headset market has declined due to challenging comparisons against the launch of the game Fortnite in fiscal year 2019, which boosted gaming product market demand in fiscal year 2019. The new console refresh cycle during the holiday season of 2020 is expected to drive subsequent growth opportunities for our ASTRO family of headsets and controllers. We believe Logitech is well positioned to benefit from the overall gaming market growth. With ASTRO Gaming, we also strengthened our portfolio in adjacent categories, such as the console controller market. Our recent acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market have never been more relevant than in today’s environment, as commercial and consumer adoption of video has seen explosive growth in recent months. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from medium and large-sized meeting rooms to small-sized rooms such as huddle rooms. We will continue to invest in select business-specific products (both hardware and software), targeted product marketing and sales channel development.
Music: The mobile speaker market has remained weak, although the consumption of music continues to grow. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in the past two years. In fiscal year 2020, the wireless headphone industry continued to flourish with strong revenue growth. The largest growth was in true wireless headphones where the market tripled year-over-year while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. With Blue Microphones, we strengthened our portfolio in adjacent categories, such as the microphones market.
Smart Home: Our remote business declined substantially in fiscal year 2020, offset by growth in our Circle 2 family of security cameras. In general, the space is under pressure as the way people consume content is changing. We will continue to explore other innovative experiences for the Smart Home category.
Business Seasonality, Product Introductions and Business Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
Swiss Federal Tax Reform
As we described above, the canton of Vaud in Switzerland enacted TRAF on March 10, 2020 which took effect as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning in fiscal year 2020 as a result of our transition out of our longstanding tax ruling from the canton of Vaud.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, estimates, and assumptions that affect reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities.

Logitech International S.A. | Fiscal 2020 Form 10-K | 44

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
Accruals for Customer Programs and Product Returns
We record accruals for cooperative marketing, customer incentive, pricing programs (Customer Programs) and product returns. The estimated cost of these programs is usually recorded as a reduction of revenue. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period. Certain Customer Programs require management to estimate the percentage of those programs that will not be claimed or will not be earned by customers based on historical experience and on the specific terms and conditions of particular programs. The percentage of these customer programs that will not be claimed or earned is commonly referred to as "breakage". If we receive a separately identifiable benefit from a customer and can reasonably estimate the fair value of that benefit, the cost of the Customer Programs is recognized in operating expenses.
Cooperative Marketing Arrangements.    We enter into customer marketing programs with many of our customers, and with certain indirect partners, allowing customers to receive a credit equal to a set percentage of their purchases of our products, or a fixed dollar credit for various marketing programs. The objective of these arrangements is to encourage advertising and promotional events by our customers to increase sales of our products.
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
Product Returns.    We grant limited rights to return products. Return rights vary by customer and range from just the right to return the defective product to stock rotation rights limited to a percentage of sales approved by management. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by the customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. Upon recognition, we reduce sales and cost of goods sold for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow us to estimate expected future product returns.

Logitech International S.A. | Fiscal 2020 Form 10-K | 45

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
We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical sales, and demand forecasts that consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and we recognize the write-down in the cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and the lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded.
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
Our estimates of share-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, the probability of achievement of the set performance conditions, dividend yield, related tax effects, and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of options, RSUs or purchase offerings, as we consider historical share price volatility as most representative of future volatility. The dividend yield assumption is based on our history and expectations of future dividend payouts.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 46

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
In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. For the year ended March 31, 2020, we elected to perform a qualitative assessment and determined that impairment was not more likely than not and no further analysis was required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We currently have only one reporting unit.
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
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired and liabilities we have assumed include but are not limited to:

•	assumptions regarding royalty rate range and forecasted revenue growth rate;

•	assumptions regarding the estimated useful life of the acquired intangibles;

Logitech International S.A. | Fiscal 2020 Form 10-K | 47

•	discount rates;

•	projected risk-based net revenues forecast; and

•	asset volatility.
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
Results of Operations
Net Sales
During fiscal year 2020, sales increased 7% in comparison to fiscal year 2019. If currency exchange rates had been constant in 2020 and 2019, our constant currency sales growth rate would have been 9%. We grew across most of our product categories, with double-digit growth in our Video Collaboration product category and strong growth in Keyboards & Combos, PC Webcams, and Gaming. Sales declined for Mobile Speakers and Smart Home product categories.
During fiscal year 2019, sales increased 9% in comparison to fiscal year 2018. If currency exchange rates had been constant in 2019 and 2018, our constant currency sales growth rate would have been 10%. We grew across most of our product categories, with double digits growth in our Gaming, Video Collaboration and Tablet & Other Accessories product categories and strong growth in Keyboards and Combos. Sales declined for Mobile Speakers and Smart Home product categories. Blue Microphones contributed approximately 2 percentage points to the net sales growth. The adoption of Topic 606 increased our sales for fiscal year 2019 by $3.7 million.
Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Yuan, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. For each of the fiscal years 2020, 2019 and 2018, 50% of our sales were denominated in currencies other than the U.S. Dollar.

Logitech International S.A. | Fiscal 2020 Form 10-K | 48

Sales by Region
The following table presents the change in sales by region for fiscal year 2020 compared with fiscal year 2019, and fiscal year 2019 compared with fiscal year 2018:

	2020 vs. 2019		2019 vs. 2018
	Sales Growth Rate	Sales Growth Rate in Constant Currency	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	8%	8%	6%	7%
EMEA	9	13	5	7
Asia Pacific	2	4	17	19
Americas
The increase in sales in fiscal year 2020 of 8% compared with fiscal year 2019 was driven by growth in Video Collaboration, Keyboards and Combos, Tablet & Other Accessories, Audio PC & Wearables, Gaming, Pointing Devices, and PC Webcams, partially offset by sales declines in Mobile Speakers and Smart Home.
The increase in sales in fiscal year 2019 of 6% compared with fiscal year 2018 was driven by growth in Gaming, Video Collaboration, Audio PC & Wearables, Keyboards and Combos, Tablet & Other Accessories and PC Webcams, partially offset by sales declines in Mobile Speakers, Smart Home and Pointing Devices.
EMEA
The increase in sales in fiscal year 2020 of 9% compared with fiscal year 2019 was driven by several of our product categories, with strength in Video Collaboration, Gaming, Mobile Speakers, and PC Webcams, partially offset by sales declines in Smart Home and Audio PC & Wearables.
The increase in sales in fiscal year 2019 of 5% compared with fiscal year 2018 was driven by several of our product categories, with strength in Video Collaboration, Gaming, Pointing Devices and Tablet & Other Accessories, partially offset by sales declines in Mobile Speakers and Smart Home.
Asia Pacific
The increase in sales in fiscal year 2020 of 2% compared with fiscal year 2019 was primarily driven by sales increases in Video Collaboration, Gaming, Keyboards and Combos and PC Webcams, partially offset by sales declines in Mobile Speakers, Audio PC & Wearables and Tablet and Other Accessories.
The increase in sales in fiscal year 2019 of 17% compared with fiscal year 2018 was primarily driven by sales increases in Video Collaboration, Keyboard & Combos and Pointing Devices, offset by sales declines in Mobile Speakers.

Logitech International S.A. | Fiscal 2020 Form 10-K | 49

Sales by Product Categories
Sales by product categories for fiscal years 2020, 2019 and 2018 were as follows (Dollars in thousands):

	Years Ended March 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Pointing Devices	$544,519	$536,890	$516,637	1%	4%
Keyboards & Combos	571,720	536,619	498,472	7	8
PC Webcams	129,193	121,282	112,147	7	8
Tablet & Other Accessories	135,309	128,315	107,942	5	19
Video Collaboration	365,616	259,521	182,717	41	42
Mobile Speakers	221,791	230,378	314,817	(4)	(27)
Audio & Wearables	273,752	277,429	252,330	(1)	10
Gaming	690,174	648,130	491,995	6	32
Smart Home	43,404	49,344	89,373	(12)	(45)
Other (1)	373	414	433	(10)	(4)
Total Sales	$2,975,851	$2,788,322	$2,566,863	7	9

(1)	Other category includes products which we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.
Sales by Product Categories:
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs touchpads and presenters.
During fiscal year 2020, Pointing Devices sales increased 1%, compared to fiscal year 2019. The increase was primarily driven by the increases in sales of cordless mice, partially offset by a decline in sales of our corded mice and presentation tools.
During fiscal year 2019, Pointing Devices sales increased 4%, compared to fiscal year 2018. The increase was primarily driven by the increases in sales of cordless mice and presentation tools. The increase in cordless mice was led by strong contribution from MX family of premium cordless mice, including the Vertical Wireless Mouse introduced in the second quarter of fiscal year 2019 as well as continued performance for MX Master 2S Wireless Mouse and B220 Silent Mouse.
Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.
During fiscal year 2020, Keyboards & Combos sales increased 7%, compared to fiscal year 2019. The increase was primarily driven by an increase in sales of our cordless and corded keyboards and wireless keyboard/mice combos, partially offset by a decline in sales of our living room keyboard products.
During fiscal year 2019, Keyboards & Combos sales increased 8%, compared to fiscal year 2018. The increase was primarily driven by an increase in sales of wireless keyboard/mice combos, mainly from increased sales of our MK 540, MK270 and MK110 wireless combo, and an increase in sales of wireless PC keyboards.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.
During fiscal year 2020, PC Webcams sales increased 7%, compared to fiscal year 2019. The increase was primarily driven by an increase in sales of our Webcam C260, Logitech StreamCam launched in AMR and EMEA in the fourth quarter of fiscal year 2020, and C270i iPTV CAM, partially offset by a decline in sales of our Webcam C170.

Logitech International S.A. | Fiscal 2020 Form 10-K | 50

During fiscal year 2019, PC Webcams sales increased 8%, compared to fiscal year 2018. The increase was primarily driven by the increases in sales of our HD Pro Webcam C920 and 1080 Pro Stream Webcam.
Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.
During fiscal year 2020, Tablet & Other Accessories sales increased 5%, compared to fiscal year 2019. The increase was primarily driven by the introduction of our Slim Folio Pro for the 11" and 12.9" iPad Pro introduced in the first quarter of fiscal year 2020 and sales of our Rugged Combo and Slim Folio for a newer generation of iPads introduced in the third quarter of fiscal year 2020, partially offset by a decline in sales of our Slim Folio for the 2017/2018 iPad and Slim Combos Keyboard cases for 10.5" iPad.
During fiscal year 2019, Tablet & Other Accessories sales increased 19%, compared to fiscal year 2018. The increase was primarily driven by the introduction of our Slim Folio keyboard cases, education-based Rugged Combo 2, Slim Combo keyboard cases, Crayon (a digital pencil) and POWERED (a wireless charging dock for iPhone) during fiscal year 2019.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.
During fiscal year 2020, Gaming sales increased 6%, compared to fiscal year 2019. The increase was primarily driven by an increase in sales of our gaming mice, gaming keyboards, console gaming controllers, and gaming steering wheels, and sales from Streamlabs services as a result of our business combination (see Note 3 to the consolidated financial statements). The growth was partially offset by a decline in sales of our gaming headsets and console gaming headsets.
During fiscal year 2019, Gaming sales increased 32%, compared to fiscal year 2018. The increase was primarily driven by an increase in sales of our core PC gaming products, and ASTRO console gaming headsets, which benefited from the growing gaming market, growth in eSports, expansions in new channels and regions, and expansion in product portfolios. The increase for fiscal year 2019 was also driven by the fact that the acquisition of ASTRO closed on August 11, 2017, in the middle of our fiscal year 2018 second quarter, resulting in a partial comparative period impact. The growth was partially offset by a slight decline in our simulation products.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.
During fiscal year 2020, Video Collaboration sales increased 41%, compared to fiscal year 2019. The increase was primarily due to increases in sales of our Rally Ultra-HD PTZ Conference Camera, our Tap Touch Controller introduced in the first quarter of fiscal year 2020 and our MeetUp video conference camera, partially offset by a decrease in sales of older generation products.
During fiscal year 2019, Video Collaboration sales increased 42%, compared to fiscal year 2018. The increase was primarily due to an increase in sales for our MeetUp and PTZ Pro 2 video conference cameras, our BRIO Pro Webcam, our C925E Webcam, and the introductions of our Rally and Rally Ultra-HD PTZ Conference Camera in the third quarter of fiscal year 2019.
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.
During fiscal year 2020, Mobile Speakers sales decreased 4%, compared to fiscal year 2019. The decrease was primarily due to a decline in sales of our WONDERBOOM, BOOM 2, and MEGABLAST, partially offset by sales from the introduction of our WONDERBOOM 2 in the first quarter of fiscal year 2020 and an increase in sales of our BOOM 3.

Logitech International S.A. | Fiscal 2020 Form 10-K | 51

During fiscal year 2019, Mobile Speakers sales decreased 27%, compared to fiscal year 2018. The decrease was primarily driven by declines in sales of our existing Ultimate Ears speakers. The decrease was partially offset by sales from the introductions of our Ultimate Ears MEGABOOM 3 and BOOM 3 mobile speakers in the second quarter of fiscal year 2019.
Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.
During fiscal year 2020, Audio & Wearables sales decreased 1%, compared to fiscal year 2019. The decrease was primarily driven by declines in sales of our PC Speakers and Jaybird traditional wireless products, partially offset by the growth in sales of our Blue Microphones products, as a result of our business combination in the second quarter of fiscal year 2019, and Jaybird True wireless products.
During fiscal year 2019, Audio & Wearables sales increased 10%, compared to fiscal year 2018. The increase was primarily driven by an increase in sales of our corded headsets and sales from Blue Microphones products as a result of our business combination (see Note 3 to the consolidated financial statements), partially offset by a decrease in sales of our PC speakers and Jaybird wireless in-ear headphones.
Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.
During fiscal year 2020, Smart Home sales decreased 12%, compared to fiscal year 2019. The decrease was primarily driven by an overall decline in sales in our Harmony remote products, partially offset by an increase in sales of our home security products.
During fiscal year 2019, Smart Home sales decreased 45%, compared to fiscal year 2018. The decrease was primarily due to a decline in sales of our Harmony remotes and home security cameras.
Gross Profit
Gross profit for fiscal years 2020, 2019 and 2018 was as follows (Dollars in thousands):

	Years Ended March 31,
	2020	2019	2018
Net sales	$2,975,851	$2,788,322	$2,566,863
Gross profit	$1,122,381	$1,037,011	$909,241
Gross margin	37.7%	37.2%	35.4%
Gross profit consists of sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support costs, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets and purchase accounting effect on inventory.
Gross margin increased by 50 basis points to 37.7% during fiscal year 2020, compared to fiscal year 2019. The increase in gross margin was primarily driven by favorable product mix and benefits from cost savings and operational efficiencies, partially offset by unfavorable currency exchange rates, an increase in U.S.-China tariffs and COVID-19 related costs primarily due to disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 52

Operating Expenses
Operating expenses for fiscal years 2020, 2019 and 2018 were as follows (Dollars in thousands):

	Years Ended March 31,
	2020	2019	2018
Marketing and selling	$533,324	$488,263	$435,489
% of sales	17.9%	17.5%	17.0%
Research and development	177,593	161,230	143,760
% of sales	6.0%	5.8%	5.6%
General and administrative	94,015	98,732	96,353
% of sales	3.2%	3.5%	3.8%
Amortization of intangible assets and acquisition-related costs	17,563	14,290	8,930
% of sales	0.6%	0.5%	0.3%
Change in fair value of contingent consideration for business acquisition	23,247	—	(4,908)
% of sales	0.8%	—%	(0.2)%
Restructuring charges (credits), net	144	11,302	(116)
% of sales	—%	0.4%	—%
Total operating expenses	$845,886	$773,817	$679,508
% of sales	28.4%	27.8%	26.5%
The increase in total operating expenses during fiscal year 2020, compared to fiscal year 2019, was due to increases in marketing and selling expenses, research and development expenses, fair value of contingent consideration recorded, and amortization of intangible assets from the business acquisitions, offset by decreases in restructuring charges and general and administrative expenses.
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
During fiscal year 2020, marketing and selling expenses increased $45.1 million, compared to fiscal year 2019. The increase was primarily driven by an increase of $36.6 million in personnel-related costs due to increased headcount, partially resulting from the Blue Microphones and Streamlabs acquisitions and increased performance-based variable compensation and an increase of $7.2 million in third-party costs.
During fiscal year 2019, marketing and selling expenses increased $52.8 million, compared to fiscal year 2018. The increase was primarily driven by an increase of $25.4 million in third-party costs including advertising and marketing expenses to support our new products and an increase of $23.9 million in personnel-related costs due to increased headcount, partly due to the Blue Microphones Acquisition and increased performance-based variable compensation.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2020, research and development expenses increased $16.4 million, compared to fiscal year 2019. The increases were primarily driven by an increase of $11.1 million in personnel-related costs due to

Logitech International S.A. | Fiscal 2020 Form 10-K | 53

increased headcount, partially resulting from the Blue Microphones and Streamlabs acquisitions and an increase of $5.3 million in third-party costs.
During fiscal year 2019, research and development expenses increased $17.5 million, compared to fiscal year 2018. The increase was primarily due to an increase of $9.6 million in personnel-related costs for the development of new products and increased headcount, partially resulting from the Blue Microphones Acquisition, and an increase of $5.8 million in third-party costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
During fiscal year 2020, general and administrative expenses decreased $4.7 million, compared to fiscal year 2019. The decrease was primarily driven by a decrease of $8.8 million in personnel-related costs, partially offset by an increase of $2.4 million in infrastructure costs.
During fiscal year 2019, general and administrative expenses increased $2.4 million, compared to fiscal year 2018. The increase was primarily due to an increase of $2.8 million in personnel-related costs and an increase of $1.4 million in third-party costs including consulting costs, partially offset by a decrease of $1.9 million in infrastructure costs.
Amortization of Intangibles and Acquisition-Related Costs
Amortization of intangibles included in operating expense and acquisition-related costs during fiscal years 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Amortization of intangible assets	$16,073	$12,594	$7,518
Acquisition-related costs	1,490	1,696	1,412
Total	$17,563	$14,290	$8,930
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The increase in amortization of intangible assets and acquisition-related costs from fiscal year 2019 to 2020 was primarily driven by the intangible assets acquired through the Blue Microphones acquisition in the second quarter of fiscal year 2019 and the Streamlabs Acquisition in the third quarter of fiscal year 2020. The increase in amortization of intangible assets from fiscal year 2018 to 2019 was primarily due to the Blue Microphones Acquisition in fiscal year 2019 and the ASTRO Acquisition in fiscal year 2018.
Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration resulted from the growth in Streamlabs’ net sales since our acquisition and revised projected net sales in the remaining earn-out period.
The change in fair value of contingent consideration for business acquisition during fiscal year 2018 was primarily due to lower-than-expected sales of Jaybird products, and revised projected sales of Jaybird products during the remaining Jaybird Acquisition earn-out period, primarily driven by supply constraints, an evolving product portfolio and changes in the competitive target market.
In October 2017, Logitech and the sellers of Jaybird entered into an agreement fully, irrevocably and unconditionally releasing Logitech from the earn-out rights and payments in exchange for $5.0 million in cash.

Logitech International S.A. | Fiscal 2020 Form 10-K | 54

Restructuring Charges (Credits)

The following table summarizes restructuring-related activities during fiscal years 2020, 2019 and 2018 from continuing operations (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2017	$735	$—	$735
Credits, net	(116)	—	(116)
Cash payments	(619)	—	(619)
Accrual balance at March 31, 2018	—	—	—
Charges, net	11,302	—	11,302
Cash payments	(6,913)	—	(6,913)
Accrual balance at March 31, 2019	4,389	—	4,389
Charges, net	144	—	144
Cash payments	(3,852)	—	(3,852)
Accrual balance at March 31, 2020	$681	$—	$681
During the first quarter of fiscal year 2019, we implemented a restructuring plan to streamline and realign our overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which 11.4 million has been recognized cumulatively as of March 31, 2020. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the Consolidated Statements of Operations. As of June 30, 2019, the Company had substantially completed this restructuring plan.
The restructuring-related activities for the year ended March 31, 2018 include activities from our restructuring plan implemented in fiscal year 2016.
Interest Income
Interest income for fiscal years 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Interest Income	$9,619	$8,375	$4,969
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The increases in interest income for fiscal years 2020 and 2019 compared to the prior periods were both due to higher yield earned on those investments.

Logitech International S.A. | Fiscal 2020 Form 10-K | 55

Other Income (Expense), Net
Other income and expense for fiscal years 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Investment income (loss) related to the deferred compensation plan	$(831)	$664	$1,386
Currency exchange loss, net	(909)	(3,608)	(4,613)
Gain on investment, net	39,011	816	669
Other	941	1,692	121
Total	$38,212	$(436)	$(2,437)
Investment income (loss) related to the deferred compensation plan for fiscal years 2020, 2019 and 2018 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
Currency exchange loss, net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.
Gain on investments, net, represents the realized gain on sales of investment, and unrealized gain (loss) from the fair value change on the available-for-sale securities and equity-method investments during the periods presented. On March 2, 2020, we sold our $5.5 million investment in a privately held company for a total proceeds of $45.3 million consisting of (i) $3.0 million in cash, of which $0.8 million is held in escrow, (ii) a 6% subordinated note with a principal amount of $8.4 million due in 5 years together with the interest, at a fair value of $7.4 million, and (iii) 33.9 million Series A preferred units and 33.9 million Series B common units in Marlin-SL Topco, LP ("Marlin"), representing an ownership interest of approximately 11.8%, with a face value of $33.9 million and fair value of $35.0 million, respectively. As a result, we recognized a gain of $39.8 million in the fourth quarter of fiscal year 2020.
The components of net periodic benefit cost other than the service cost component for the years ended March 31, 2020 and 2019 are included in the line “Other” above as a result of adopting ASU 2017-07 effective April 1, 2018. The impact to the comparative period was immaterial and therefore the prior period statements of operations were not revised.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes and the effective income tax rate for fiscal years 2020, 2019 and 2018 were as follows (Dollars in thousands):

	Years Ended March 31,
	2020	2019	2018
Provision for (benefit from) income taxes	$(125,397)	$13,560	$23,723
Effective income tax rate	(38.7)%	5.0%	10.2%
The change in the effective income tax rate between fiscal years 2020 and 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the income tax accounting impact from the enactment of TRAF in the canton of Vaud in Switzerland on March 10, 2020 to take effect as of January 1, 2020. We have benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. We reached an agreement with the Vaud Tax Administration that would allow for a tax step-up of goodwill to be amortized over ten years beginning on January 1, 2020 as a transition measure. We recorded an income tax benefit of $151.7 million, net of unrecognized tax benefits to account for the book and tax basis difference of the step-up upon enactment. The deferred income tax benefit from other temporary differences resulting from the Swiss tax reform, net of three-month amortization of the tax step-up amounted to $1.5 million. The aggregate deferred income tax impact in fiscal year 2020 as a result of the enactment of TRAF was $153.2 million.

Logitech International S.A. | Fiscal 2020 Form 10-K | 56

In addition, we recognized excess tax benefits from share-based payments, net of shortfalls of $6.4 million and $10.1 million in the United States and recognized income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations in the amount of $4.0 million and $2.9 million in fiscal years 2020 and 2019, respectively.
The change in the effective income tax rate between fiscal years 2019 and 2018 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and provisional income tax accounting impact from the enactment of H.R.1, also known as the "Tax Cuts and Jobs Act" (the Tax Act) in the United States on December 22, 2017. The Tax Act reduced the corporate income tax rate in the United States from 35% to 21%. We recorded a provisional income tax charge of $21.7 million, net of valuation allowance against tax credits, in fiscal year 2018 to remeasure the deferred tax effects at 21%. Furthermore, we recognized $10.1 million and $13.4 million of excess tax benefits from share-based payments, net of shortfalls, in fiscal years 2019 and 2018, respectively. In the same periods, there were tax benefits of $2.9 million and $8.3 million, respectively, from the reversal of uncertain tax positions from the expiration of statutes of limitations.
As of March 31, 2020 and 2019, the total amounts of unrecognized tax benefits due to uncertain tax positions were $140.8 million and $76.5 million, respectively, all of which would affect the effective income tax rates if recognized.
As of March 31, 2020 and 2019, we had $40.8 million and $36.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. We recognized $2.0 million, $0.6 million and $0.6 million in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2020, 2019 and 2018, respectively. As of March 31, 2020 and 2019, we had $4.5 million and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2017. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2017. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $715.6 million, compared with $604.5 million as of March 31, 2019. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 75% is held in Switzerland and 11% is held in China (including Hong Kong). We do not expect to incur any material adverse tax impact, except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
As of March 31, 2020, our working capital was $700.3 million, compared with working capital of $632.6 million as of March 31, 2019. The increase in working capital over fiscal year 2019 was primarily due to higher balances of cash and cash equivalents, higher accounts receivable, net, and lower balance of accounts payable, partially offset by lower inventories and higher accrued and other liabilities.
We had several uncommitted, unsecured bank lines of credit aggregating to $81.4 million as of March 31, 2020. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2020, we had outstanding bank guarantees of $20.7 million under these lines of credit.

Logitech International S.A. | Fiscal 2020 Form 10-K | 57

The following table presents selected financial information and statistics as of March 31, 2020, 2019 and 2018 (Dollars in thousands):

	March 31,
	2020	2019	2018
Accounts receivable, net	$394,743	$383,309	$214,885
Accounts payable	$259,120	$283,922	$293,988
Inventories	$229,249	$293,495	$259,906
Days sales in accounts receivable (DSO)(Days)(1)	50	55	33
Days accounts payable outstanding (DPO) (Days)(2)	54	65	70
Inventory turnover (ITO)(x)(3)	7.5	5.3	5.9
______________________________

(1)	DSO is determined using ending accounts receivable, net as of the most recent quarter-end and sales for the most recent quarter.

(2)	DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.

(3)	ITO is determined using ending inventories and the annualized cost of goods sold (based on cost of goods sold for the most recent quarter).
DSO as of March 31, 2020 decreased by 5 days to 50 days, as compared to 55 days as of March 31, 2019, primarily due to timing of customer payments and sales linearity. DSO as of March 31, 2019 increased by 22 days to 55 days, as compared to 33 days as of March 31, 2018. The adoption of Topic 606 negatively impacted our DSO for the year ended March 31, 2019 by 18 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as accrued and other current liabilities. The adoption of Topic 606 did not have an impact over the total cash flows from operating, investing or financing activities. Timing of sales also increased DSO by four days as of March 31, 2019 relative to the corresponding prior year period.
DPO as of March 31, 2020 decreased 11 days, compared to March 31, 2019, primarily due to less inventory replenishment during the fourth quarter of fiscal year 2020 due to COVID-19 impact and an increase in cost of goods sold due to higher sales growth. DPO as of March 31, 2019 decreased five days, compared to March 31, 2018, primarily due to the timing of purchases.
ITO as of March 31, 2020 was higher compared to March 31, 2019, primarily due to higher sales growth and lower replenishment in the fourth quarter of fiscal year 2020 due to COVID-19 impact. ITO as of March 31, 2019 was lower compared to March 31, 2018, due to higher inventory related to new product introductions and inventory from the Blue Microphones Acquisition.
If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2020, we generated $425.0 million in cash from operating activities. Our main sources of operating cash flows were from net income, after deducting the gain on sale of investment in a privately held company, adding back non-cash expenses of depreciation, amortization, share-based compensation expense, change in fair value of contingent considerations, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The decrease in accounts payable was primarily driven by the timing of purchases and inventory supply constraint in the fourth quarter of fiscal year 2020. The decrease in inventories was primarily driven by sales growth and less inventory purchases during the fourth quarter of fiscal year 2020. The increase in accrued and other liabilities was primarily due to higher accrued personnel expenses.
Net cash used in investing activities was $130.2 million, primarily due to $91.6 million of the purchase price (net of cash acquired) for business acquisitions and $39.5 million of purchases of property, plant, and equipment.
Net cash used in financing activities was $176.7 million, primarily due to $124.2 million of cash dividends paid during the year, $50.4 million of repurchases of our registered shares and $24.3 million of tax withholdings related

Logitech International S.A. | Fiscal 2020 Form 10-K | 58

to net share settlements of restricted stock units, partially offset by $22.2 million in proceeds received from the sale of shares upon exercise of stock options and purchase rights.
Our expenditures for property, plant and equipment during fiscal year 2020 were primarily for tooling and equipment, and computer hardware and software. Our expenditures for property, plant and equipment during fiscal years 2019 and 2018 were primarily for tooling and equipment, computer hardware and software and leasehold improvements. Our expenditures for property, plant and equipment increased during fiscal year 2020, compared to fiscal year 2019, primarily due to higher computer and software and leasehold improvements. Our expenditures for property, plant and equipment decreased during fiscal year 2019, compared to fiscal year 2018, primarily due to a lower amount of tooling purchases.
Our payments for acquisitions, net of cash acquired, during fiscal year 2020 were primarily for the Streamlabs Acquisition. Our payments for acquisitions, net of cash acquired, during fiscal year 2019 were primarily for the Blue Microphones Acquisition (refer to "Note 3 - Business Acquisitions" to the consolidated financial statements). Our payments for acquisitions, net of cash acquired, during fiscal year 2018, were primarily for the ASTRO Acquisition.
The purchases and sales of trading investments during fiscal years 2020, 2019 and 2018 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
During fiscal year 2020, there was a $7.1 million loss from effect of currency exchange rate changes on cash and cash equivalents, compared to a loss of $10.1 million from effect of currency exchange rate changes during fiscal year 2019, and a $4.7 million gain of currency translation exchange rate effect during fiscal year 2018. The loss from effect of currency rate changes during fiscal year 2020 were primarily due to the weakening of the Euro, Brazilian real and Australian dollar versus the U.S. Dollar by 3%, 25%, and 14%, respectively. The loss from the effect of currency exchange rate changes during fiscal year 2019 were primarily due to the weakening of Euro and Chinese Renminbi versus the U.S. Dollar by 9% and 7%, respectively.
Cash Outlook
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from operations and, to a much lesser extent, capital markets and borrowings. Our future working capital requirements and capital expenditures may increase to support investments in product innovations and growth opportunities or to acquire or invest in complementary businesses, products, services, and technologies. The future impact of COVID-19 cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, results of operations, financial conditions and liquidity.
In May 2020, the Board of Directors recommended that we pay cash dividends for fiscal year 2020 of CHF 134.0 million ($138.7 million based on the exchange rate on March 31, 2020). In fiscal year 2020, we paid a cash dividend of CHF 121.8 million (U.S. Dollar amount of $124.2 million) out of fiscal year 2019 retained earnings. In fiscal year 2019, we paid a cash dividend of CHF 110.7 million (U.S. Dollar amount of $114.0 million) out of fiscal year 2018 retained earnings. In fiscal year 2018, we paid a cash dividend of CHF 100.0 million (U.S. Dollar amount of $104.2 million) out of fiscal year 2017 retained earnings.
In May 2020, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share buyback program. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
In March 2017, our Board of Directors approved the 2017 share buyback program, which authorized us to invest up to $250.0 million to purchase our own shares. As of March 31, 2020, the remaining amount that may be repurchased under the program is $137.4 million. This program expired at the end of April 2020, and there was no share buyback subsequent to March 31, 2020.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $425.0 million, $305.2 million and $346.3 million during fiscal years 2020, 2019, and 2018, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated.

Logitech International S.A. | Fiscal 2020 Form 10-K | 59

However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2020 (in thousands):

		Payments Due by Period
	March 31, 2020	<1 year	1-3 years	3-5 years	>5 years
Inventory purchase commitments	$296,539	$296,539	$—	$—	$—
Capital purchase commitments	15,064	15,064	—	—	—
Expected contribution to employee benefit plans	5,760	5,760	*	*	*
Operating leases obligations	32,367	11,701	15,298	2,507	2,861
Total	$349,730	$329,064	$15,298	$2,507	$2,861
* Expected contribution to employee benefit plans: Commitments under the retirement plans relate to expected contributions to be made to our defined benefit plans for the next year only. We fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our defined benefit pension plans and non-retirement post-employment benefit plans beyond one year are excluded from the contractual obligations table because they are dependent on numerous factors that may result in a wide range of outcomes and thus are impractical to estimate. For more information on our defined benefit pension plans and non-retirement post-employment benefit plans, see Note 5 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Purchase Commitments
As of March 31, 2020, we have non-cancelable purchase commitments of $296.5 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2021. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2020, the liability for these purchase commitments was $9.6 million and is recorded in accrued and other current liabilities and is not included in the preceding table. We have firm purchase commitments of $15.1 million for capital expenditures, primarily related to commitments for tooling, computer hardware and leasehold improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.
Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2031. See "Note 17 - Leases" to the consolidated financial statements included in this report for more information on leases.
Income Taxes Payable
As of March 31, 2020, we had $40.8 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.
Indemnifications

Logitech International S.A. | Fiscal 2020 Form 10-K | 60

We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2020, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the year ended March 31, 2020, approximately 50% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales than the favorable impact on our operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $11.8 million and $7.8 million as of March 31, 2020 and 2019, respectively. The adverse effect as of March 31, 2020 and 2019 is after consideration of the offsetting effect of approximately $5.2 million and $4.2 million, respectively, from open foreign exchange contracts in place as of March 31, 2020 and 2019.

Logitech International S.A. | Fiscal 2020 Form 10-K | 61

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
If the U.S. dollar had weakened by 10% as of March 31, 2020, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $4.8 million and $4.1 million lower as of March 31, 2020 and 2019, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
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

The Company acquired Streamlabs on October 31, 2019. Management excluded from its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2020 the acquired entity’s internal control over financial reporting associated with 4% of total assets and less than 1% of total sales included in the consolidated financial statements as of and for the year ended March 31, 2020.

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.

Logitech International S.A. | Fiscal 2020 Form 10-K | 62

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
On May 27, 2020, Logitech's Board of Directors designated Prakash Arunkundrum, the Company’s Head of Global Operations, as a member of the Company’s Group Management Team and as an executive officer of the Company. See Item 1 for background and other information about Mr. Arunkundrum provided in the section titled "Executive Officers of the Registrant."

In connection with Mr. Arunkundrum becoming a member of Logitech’s Group Management Team, the Company entered into an Employment Agreement with Mr. Arunkundrum as of May 27, 2020, providing for a nine-month notice period (other than in the case of termination for cause by the Company), during which Mr. Arunkundrum could continue his employment with the Company and would continue to receive his standard salary and bonus compensation, equity vesting and other benefits during that continued employment period.  The foregoing summary of the Employment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Employment Agreement with Mr. Arunkundrum, which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2020.

Mr. Arunkundrum will also continue to be entitled to participate in the compensation and benefit programs generally available to Logitech’s executive officers in the United States.

Logitech International S.A. | Fiscal 2020 Form 10-K | 63

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after our fiscal year end of March 31, 2020 (the Proxy Statement).
        The Company's code of ethics policy entitled, "Logitech Code of Conduct" covers members of the Company's board of directors, the principal executive officer, principal financial and accounting officer and other executive officers as well as all other employees.
        Any amendments or waivers of the code of ethics for members of the Company's board of directors or executive officers will be disclosed in the investor relations section of the Company's website within four business days following the date of the amendment or waiver. During fiscal year 2020, the Company updated and revised its code of ethics. The new code was posted to the investor relations section of the Company's website.
        Logitech's code of ethics is available on the Company's website at www.logitech.com, and for no charge, a copy of the Company's code of ethics can be requested via the following address or phone number:
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Logitech International S.A. | Fiscal 2020 Form 10-K | 64

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2020, 2019 and 2018
Consolidated Balance Sheets—March 31, 2020 and 2019
Consolidated Statements of Cash Flows—Years Ended March 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Supplementary Data:
Unaudited Quarterly Financial Data
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits

Logitech International S.A. | Fiscal 2020 Form 10-K | 65

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of November 10, 2009, as amended by the First Amendment to Agreement and Plan of Merger, entered into as of November 16, 2009, both by and among Logitech Inc., Agora Acquisition Corporation, Lifesize Communications, Inc., Shareholder Representative Services LLC, as stockholder representative, and U.S. Bank National Association, as escrow agent.	8-K	0-29174	12/14/2009	2.1
2.2	***	Securities Purchase Agreement, dated as of April 12, 2016, by and among Logitech Europe S.A., JayBird, LLC, the unitholders of JayBird, LLC, and Judd Armstrong (as the sellers' representative)	10-K	0-29174	5/23/2016	2.2
2.3	***	Asset Purchase Agreement, dated as of July 10, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.	10-Q	0-29174	11/1/2017	2.1
2.4	***	Amendment No. 1 to Asset Purchase Agreement, dated as of August 11, 2017, by and between AG Acquisition Corporation and Logitech Europe S.A.	10-Q	0-29174	11/1/2017	2.2
2.5	***	Stock Purchase Agreement , dated as of July 30, 2018, by and among Blue Microphones Holding Corporation, Riverside Micro-Cap Fund II, L.P. the other stockholders and optionholders of Blue Microphones Holding Corporation, Logitech Europe S.A. and Logitech Inc.	10-Q	0-29174	10/25/2018	2.1
2.6	***	Agreement and Plan of Merger, dated as of September 26, 2019, by and among Logitech International S.A., Clip Acquisition Sub, Inc., General Workings Inc., and Fortis Advisors LLC	10-Q	0-29174	10/24/2019	2.1
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-K	0-29174	5/17/2019	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-K	0-29174	5/17/2019	3.2
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.4	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.5	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.6	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1

Logitech International S.A. | Fiscal 2020 Form 10-K | 66

10.7	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.8	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.9	**	Employment agreement dated January 28, 2008 between Logitech Inc. and Guerrino De Luca	10-K	0-29174	5/30/2008	10.1
10.10	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.11	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.12	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.13	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.14	**	Representative form of performance restricted stock unit agreement (non-executive employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.3
10.15	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan for grants starting in April 2013	10-K	0-29174	5/30/2013	10.39
10.16	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
10.17	**	Employment Agreement between Logitech Inc. and Vincent Pilette, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.2
10.18		Series B Preferred Stock Purchase Agreement, dated as of December 28, 2015, by and between Logitech International S.A., Lifesize, Inc., and Investors associated with Redpoint Ventures, Sutter Hill Ventures and Meritech Capital Partners.	10-Q	0-29174	1/22/2016	10.5
10.19	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.31
10.20	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/23/2016	10.32
10.21	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.22	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34

Logitech International S.A. | Fiscal 2020 Form 10-K | 67

10.23	**	Representative form of restricted stock unit agreement (non-employee directors) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.35
10.24	**	Letter Agreement, dated as of July 22, 2017, between Logitech Europe S.A. and Marcel Stolk	10-Q	0-29174	11/1/2017	10.10
10.25	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.26	**	Employment Agreement between Logitech Inc. and Nathan Olmstead, dated as of July 22, 2019	8-K	0-29174	7/23/2019	10.1
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 68

*** Confidential treatment has been requested for certain provisions omitted from this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

Logitech International S.A. | Fiscal 2020 Form 10-K | 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer
/s/ NATE OLMSTEAD
Nate Olmstead Chief Financial Officer
May 27, 2020

Logitech International S.A. | Fiscal 2020 Form 10-K | 70

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bracken Darrell and Nate Olmstead, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WENDY BECKER Wendy Becker	Chairperson of the Board	May 27, 2020
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 27, 2020
/s/ NATE OLMSTEAD Nate Olmstead	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2020
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 27, 2020
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 27, 2020
/s/ GUERRINO DE LUCA Guerrino De Luca	Director	May 27, 2020
/s/ GUY GECHT Guy Gecht	Director	May 27, 2020
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 27, 2020
/s/ NEIL HUNT Neil Hunt	Director	May 27, 2020
/s/ MARJORIE LAO Marjorie Lao	Director	May 27, 2020
/s/ NEELA MONTGOMERY Neela Montgomery	Director	May 27, 2020
/s/ MICHAEL POLK Michael Polk	Director	May 27, 2020
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Logitech International S.A. | Fiscal 2020 Form 10-K | 71

Logitech International S.A. | Fiscal 2020 Form 10-K | 72

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired General Workings, Inc. (Streamlabs) on October 31, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, Streamlabs internal control over financial reporting associated with 4% of total assets and less than 1% of total sales included in the consolidated financial statements of the Company as of and for the year ended March 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Streamlabs.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of the FASB’s Accounting Standards Codification (ASC) Topic 842, Leases, its method of accounting for revenue as of April 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers and its method of accounting for excess tax benefits from share-based payments as of April 1, 2017 due to the adoption of ASC Topic 718, Improvements to Employee Share-Based Payment Accounting.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 73

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the assumptions underlying the breakage rates for certain Customer Programs
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded allowances totaling $194,703 thousand as of March 31, 2020 for various cooperative marketing arrangements (marketing development funds and cooperative advertising arrangements), customer incentive and pricing programs, together known as Customer Programs. The Company estimates the percentage of Customer Programs which will not be claimed or will not be earned by customers, which is commonly referred to as "breakage". The length of time between when the Company recognizes revenue and when customers make claims under these Customer Programs can be as long as one year. This requires the Company to use judgment to estimate breakage rates.
We identified the assessment of the assumptions underlying the breakage rates for certain Customer Programs as a critical audit matter. The determination of the period in which the claims are expected to be submitted by the customers, historical customer claim experience and historical trend of claims submitted after the expected period are considered the significant assumptions around the breakage rates estimate. The testing of such assumptions required a high degree of auditor judgment due to the inherent uncertainties related to the relevance of historical collection experience to the determination of the breakage rates estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including controls over the significant assumptions identified above. We assessed the underlying information related to the expected periods that a customer claim will be submitted and the historical claim experience rate for customer incentive and pricing programs and marketing development funds, by analyzing the trend in the customers’ historical claims and accruals information. In addition, we evaluated the Company’s ability to estimate the breakage rates by comparing the estimated breakage from fiscal 2019 against actual subsequent breakage.

Logitech International S.A. | Fiscal 2020 Form 10-K | 74

Assessment of the accruals for sales returns and certain Customer Programs
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accruals of $30,267 thousand for sales returns and $130,220 thousand for Customer Programs as of March 31, 2020. The Company records these accruals as a reduction of revenue at the time of sale. The Company estimated these accruals based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues and other relevant customer and product information, such as stage of product life cycle which are expected to experience unusually high discounting or returns.
We identified the assessment of the accruals for sales returns and certain Customer Programs as a critical audit matter. Historical experience being predictive of future returns and Customer Programs’ earned amounts is the key assumption used to estimate the accrual for sales returns and Customer Programs. Due to the inherent uncertainties related to the relevance of the predictive historical experience to the determination of the estimate, the testing required a high degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s accrual process, including controls over the assumption discussed above. We assessed the historical experience used in estimating the accrual for sales returns and certain Customer Programs using a combination of Company internal historical information of sales, returns and Customer Programs’ earned amounts, third-party contracts, and relevant and reliable third-party channel inventory and sell-through data. We confirmed selected customer contracts to assess the terms and conditions related to sales returns and certain Customer Programs. We analyzed channel data trends by product and by region comparing fiscal 2020 quarterly ratios to prior fiscal years. In addition, we evaluated the Company’s ability to estimate the accruals for sales returns and certain Customer Programs by comparing recorded accruals from fiscal 2019 to actual subsequent returns and Customer Programs’ earned amounts.
Assessment of unrecognized tax benefit resulted from the tax reform in Switzerland
As discussed in Note 7 to the consolidated financial statements, the Company recorded gross unrecognized tax benefits of $71.1 million, excluding associated interest and penalties, for uncertain tax positions taken during fiscal year ended March 31, 2020. The gross unrecognized tax benefits include an uncertain tax position in Switzerland as a result of the enactment of the Federal Act on Tax Reform and AHV Financing ("TRAF") on March 10, 2020 in the canton of Vaud.
We identified the assessment of the unrecognized tax benefit associated with a tax position taken upon the enactment of TRAF as a critical audit matter. Complex auditor judgment was required to evaluate the Company’s interpretation and application of TRAF and estimate of the ultimate resolution of the tax position.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's unrecognized tax benefit determination process, which relates to the interpretation of TRAF and its application in the assessment of the uncertain tax position process. Since the application of TRAF measures is complex and subject to interpretation, we involved Swiss tax professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company's interpretation of TRAF and its potential impact on the unrecognized tax benefit;

•	Assessing the Company's determination of its tax positions having more than a 50% likelihood to be sustained upon examination, and

•	Performing an independent assessment of the Company's uncertain tax position taken upon the enactment of TRAF and comparing the results to the Company's evaluation.

Logitech International S.A. | Fiscal 2020 Form 10-K | 75

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
San Francisco, California
May 27, 2020

Logitech International S.A. | Fiscal 2020 Form 10-K | 76

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2020	2019	2018
Net sales	$2,975,851	$2,788,322	$2,566,863
Cost of goods sold	1,838,685	1,737,969	1,648,744
Amortization of intangible assets and purchase accounting effect on inventory	14,785	13,342	8,878
Gross profit	1,122,381	1,037,011	909,241
Operating expenses:
Marketing and selling	533,324	488,263	435,489
Research and development	177,593	161,230	143,760
General and administrative	94,015	98,732	96,353
Amortization of intangible assets and acquisition-related costs	17,563	14,290	8,930
Change in fair value of contingent consideration for business acquisition	23,247	—	(4,908)
Restructuring charges (credits), net	144	11,302	(116)
Total operating expenses	845,886	773,817	679,508
Operating income	276,495	263,194	229,733
Interest income	9,619	8,375	4,969
Other income (expense), net	38,212	(436)	(2,437)
Income before income taxes	324,326	271,133	232,265
Provision for (benefit from) income taxes	(125,397)	13,560	23,723
Net income	$449,723	$257,573	$208,542

Net income per share:
Basic	$2.70	$1.56	$1.27
Diluted	$2.66	$1.52	$1.23

Weighted average shares used to compute net income per share:
Basic	166,837	165,609	164,038
Diluted	169,381	168,965	168,971
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 77

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Net income	$449,723	$257,573	$208,542
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	(8,270)	(7,790)	5,860
Reclassification of currency translation loss included in other income (expense), net	—	(510)	—
Defined benefit plans:
Net gain (loss) and prior service credits (costs), net of taxes	(6,846)	(7,353)	3,955
Reclassification of amortization included in other income (expense), net	762	(181)	127
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	205	1,781	(8,499)
Reclassification of hedging loss (gain) included in cost of goods sold	(813)	1,810	5,808
Total other comprehensive income (loss)	(14,962)	(12,243)	7,251
Total comprehensive income	$434,761	$245,330	$215,793
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 78

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$715,566	$604,516
Accounts receivable, net	394,743	383,309
Inventories	229,249	293,495
Other current assets	74,920	69,116
Total current assets	1,414,478	1,350,436
Non-current assets:
Property, plant and equipment, net	76,119	78,552
Goodwill	400,917	343,684
Other intangible assets, net	126,941	118,999
Other assets	345,019	132,453
Total assets	$2,363,474	$2,024,124
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$259,120	$283,922
Accrued and other current liabilities	455,024	433,897
Total current liabilities	714,144	717,819
Non-current liabilities:
Income taxes payable	40,788	36,384
Other non-current liabilities	119,274	93,582
Total liabilities	874,206	847,785
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares—173,106 at March 31, 2020 and 2019
Additional shares that may be issued out of conditional capitals — 50,000 at March 31, 2020 and March 31, 2019
Additional shares that may be issued out of authorized capital — 34,621 at March 31, 2020 and March 31, 2019
Additional paid-in capital	75,097	56,655
Shares in treasury, at cost— 6,210 and 7,244 shares at March 31, 2020 and 2019, respectively	(185,896)	(169,802)
Retained earnings	1,690,579	1,365,036
Accumulated other comprehensive loss	(120,660)	(105,698)
Total shareholders' equity	1,489,268	1,176,339
Total liabilities and shareholders' equity	$2,363,474	$2,024,124
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 79

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$449,723	$257,573	$208,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,893	43,471	41,295
Amortization of intangible assets	30,858	24,180	15,607
Share-based compensation expense	54,870	50,265	44,138
Loss (gain) on investments	756	(816)	(669)
Deferred income taxes	(159,853)	(12,257)	7,141
Change in fair value of contingent consideration for business acquisition	23,247	—	(4,908)
Other	(936)	(230)	(11)
Gain on sale of investment in a privately held company	(39,767)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,768)	(58,798)	(26,363)
Inventories	60,388	(21,551)	16,047
Other assets	18,319	(8,800)	(16,908)
Accounts payable	(24,250)	(19,134)	17,695
Accrued and other liabilities	(15,480)	51,278	44,655
Net cash provided by operating activities	425,000	305,181	346,261
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,484)	(35,930)	(39,748)
Investment in privately held companies	(345)	(2,717)	(1,240)
Acquisitions, net of cash acquired	(91,569)	(133,814)	(88,323)
Proceeds from return of investments	—	124	237
Purchases of short-term investments	—	(1,505)	(6,789)
Sales of short-term investments	—	—	6,789
Proceeds from sale of property, plant and equipment	1,037	—	—
Purchases of trading investments	(11,964)	(5,203)	(6,053)
Proceeds from sales of trading investments	12,091	5,700	6,423
Net cash used in investing activities	(130,234)	(173,345)	(128,704)
Cash flows from financing activities:
Payment of cash dividends	(124,180)	(113,971)	(104,248)
Purchases of registered shares	(50,437)	(32,449)	(30,722)
Payment of contingent consideration for business acquisition	—	—	(5,000)
Proceeds from exercises of stock options and purchase rights	22,241	18,057	41,910
Tax withholdings related to net share settlements of restricted stock units	(24,280)	(30,770)	(29,813)
Net cash used in financing activities	(176,656)	(159,133)	(127,873)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,060)	(10,134)	4,730
Net increase (decrease) in cash, cash equivalents and restricted cash	111,050	(37,431)	94,414
Cash, cash equivalents and restricted cash at beginning of the period	604,516	641,947	547,533
Cash, cash equivalents and restricted cash at end of the period	$715,566	$604,516	$641,947

Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$5,021	$3,983	$3,869
Equity and debt investment in a privately held company	42,350	—	—
Supplemental cash flow information:
Income taxes paid, net	$20,851	$15,312	$15,051
The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 80

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2017	173,106	$30,148	$26,596	10,727	$(174,037)	$1,074,110	$(100,706)	$856,111
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	3,297	—	—	53,912	—	57,209
Total comprehensive income	—	—	—	—	—	208,542	7,251	215,793
Purchases of registered shares	—	—	—	863	(30,722)	—	—	(30,722)
Sale of shares upon exercise of stock options and purchase rights	—	—	21,315	(1,527)	20,595	—	—	41,910
Issuance of shares upon vesting of restricted stock units	—	—	(48,291)	(1,536)	18,478	—	—	(29,813)
Share-based compensation	—	—	44,317	—	—	—	—	44,317
Cash dividends ($0.63 per share)	—	—	—	—	—	(104,248)	—	(104,248)
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	257,573	(12,243)	245,330
Purchases of registered shares	—	—	—	808	(32,449)	—	—	(32,449)
Sale of shares upon exercise of stock options and purchase rights	—	—	10,526	(575)	7,531	—	—	18,057
Issuance of shares upon vesting of restricted stock units	—	—	(51,572)	(1,516)	20,802	—	—	(30,770)
Share-based compensation	—	—	50,467	—	—	—	—	50,467
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	449,723	(14,962)	434,761
Purchases of registered shares	—	—	—	1,251	(50,437)	—	—	(50,437)
Sale of shares upon exercise of stock options and purchase rights	—	—	5,582	(1,101)	16,659	—	—	22,241
Issuance of shares upon vesting of restricted stock units	—	—	(41,964)	(1,184)	17,684	—	—	(24,280)
Share-based compensation	—	—	54,824	—	—	—	—	54,824
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 81

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries (Logitech or the Company), designs, manufactures and markets products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud.
The Company sells its products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors.
Logitech was founded in Switzerland in 1981 and Logitech International S.A. has been the parent holding company of Logitech since 1988. Logitech International S.A. is a Swiss holding company with its registered office in Apples, Switzerland and headquarters in Lausanne, Switzerland, which conducts its business through subsidiaries in the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific. Shares of Logitech International S.A. are listed on both the SIX Swiss Exchange under the trading symbol LOGN and the Nasdaq Global Select Market under the trading symbol LOGI.
Business Acquisitions
In October 2019, the Company acquired General Workings, Inc. During fiscal year 2019, the Company acquired Blue Microphones Holding Corporation. See "Note 3 - Business Acquisitions" for more information.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill, intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of right-of-use assets, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, accrued sales return liability, allowance for doubtful accounts, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Risks and Uncertainties

Logitech International S.A. | Fiscal 2020 Form 10-K | 82

COVID-19 and the measures taken by many countries in response have contributed to a general slowdown in the global economy and adversely affected, and could in the future adversely affect, the Company's business and operations. The Company has experienced disruptions and higher costs in manufacturing, supply chain, logistical operations and outsourced services, and shortages of the Company's products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments and vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of March 31, 2020 and March 31, 2019 was not material.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 83

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

Product return rights vary by customer. Estimates of expected future product returns qualify as variable consideration and are recorded as a reduction of the transaction price of the contract at the time of sale based on an analyses of historical return trends by customer and by product, inventories owned by and located at customers, current customer demand, current operating conditions, and other relevant customer and product information. The Company assesses the estimated asset for recovery value for impairment and adjusts the value of the asset for any impairment. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, competitive pressures, operational policies and procedures, and other factors. Return rates can fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.

Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2020, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customer (Topic 606)" (ASU 2014-09). The Company adopted this standard effective April 1, 2018 using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. ASU 2014-09 outlines a new, single,

Logitech International S.A. | Fiscal 2020 Form 10-K | 84

comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance, including industry-specific guidance. Under the new guidance, recognition of revenue occurs when a customer obtains controls of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

As a result of the adoption of the new standard, the Company recorded: a) a reduction to retained earnings as of April 1, 2018, and b) reclassifications of certain allowances for sales returns and certain other Customer Programs from accounts receivable, net to accrued and other current liabilities and other current assets.

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
As of March 31, 2020 and 2019, the Company did not have any material contract liabilities balances or changes.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in marketing and selling expenses in the consolidated statements of operations. As of March 31, 2020 and March 31, 2019, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2020, 2019 and 2018 were $298.6 million, $278.2 million and $233.7 million, respectively, out of which $64.5 million, $58.8 million, and $36.7 million, respectively, were included as operating expense in the consolidated statements of operations.
Cash Equivalents

Logitech International S.A. | Fiscal 2020 Form 10-K | 85

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
The Company sells to large distributors and retailers and, as a result, maintains individually significant receivable balances with such customers.
The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2020	2019	2018
Customer A	12%	13%	15%
Customer B	14%	14%	13%
The Company had the following customers that individually comprised 10% or more of accounts receivable:

	March 31,
	2020	2019
Customer A	12%	14%
Customer B	12%	15%

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
As of March 31, 2020 and 2019, the Company also recorded a liability of $9.6 million and $14.1 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.

Logitech International S.A. | Fiscal 2020 Form 10-K | 86

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
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use software over useful lives from three to ten years, tooling over useful lives from six months to one year, and leasehold improvements over the lesser the term of the lease or ten years.
When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in operating expenses.
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer relationships and contracts. Intangible assets with finite lives, which include acquired technology, trademarks, customer relationships and contracts, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from two to ten years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.
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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. For the year ended March 31, 2020, the Company elected to perform a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 87

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 88

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
Product Warranty Accrual
All of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to five years. The warranty period varies by product and by region. The Company’s warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 89

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

The Company adopted the new standard effective April 1, 2019 and recorded a right-of-use (ROU) asset and lease liability related to its operating leases. The Company used the modified retrospective approach with the effective date as the date of initial application. Accordingly, the Company applied the new lease standard prospectively to leases existing or commencing on or after April 1, 2019. Prior period balances and disclosures have not been restated. The Company elected the package of transitional practical expedients, which among other provisions, allows the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date. In addition, for operating leases, the Company elected to account for lease and non-lease components as a single lease component. The Company also made an accounting policy election to not recognize lease liabilities and ROU assets on its consolidated balance sheet for leases that, at the lease commencement date, have a lease term of 12 months or less.

Adoption of the standard resulted in the recognition of $31.3 million of ROU assets and $37.4 million of lease liabilities related to the Company's leases on its consolidated balance sheet on April 1, 2019. The difference of $6.1 million represented deferred and prepaid rent for leases that existed and reclassified to ROU assets as of the date of adoption. The adoption of the standard did not have an impact on the Company's consolidated statement of operations, comprehensive income, changes in shareholders' equity or cash flows.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU 2018-15), which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this standard effective April 1, 2019 using a prospective adoption method. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 90

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

Note 3—Business Acquisitions

Fiscal Year 2020 Acquisition

Streamlabs Acquisition

On October 31, 2019 (the "Streamlabs Acquisition Date"), the Company acquired all equity interests of General Workings, Inc. ("Streamlabs") for a total consideration of $105.7 million (as described in the table below), which included a working capital adjustment, plus additional contingent consideration of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition").

Streamlabs is a leading provider of software and tools for professional streamers. The Streamlabs Acquisition is complementary to the Company's gaming portfolio.

Streamlabs met the definition of a business, and therefore the acquisition is accounted for using the acquisition method.

The fair value of consideration transferred for the Streamlabs Acquisition consists of the following (in thousands):

Consideration
Purchase price (cash)	$105,645
Fair value of contingent consideration (earn-out)	$37
Fair value of total consideration transferred	$105,682

Logitech International S.A. | Fiscal 2020 Form 10-K | 91

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Streamlabs Acquisition Date, and the value of goodwill resulting from the measurement period adjustments in the three months ending March 31, 2020 (in thousands):

Estimated Fair Value
Cash and cash equivalents	$17,014
Intangible assets	$37,000
Other identifiable liabilities assumed, net	$(3,701)
Net identifiable assets acquired	50,313
Contingent consideration (earn-out)	$(37)
Goodwill	$55,406
Net assets acquired	$105,682

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Streamlabs, and is not deductible for tax purposes.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Streamlabs Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$21,800	6.0
Customer relationships	6,000	2.0
Trade name	9,200	8.0
Total identifiable intangible assets acquired	$37,000	5.9

Intangible assets acquired as a result of the Streamlabs Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $1.5 million during the year ended March 31, 2020 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $1.7 million during the year ended March 31, 2020 is included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Developed technology relates to the software platform which existing Streamlabs services are provided on. The economic useful life was determined based on the technology cycle related to developed technology of the software platform, as well as the cash flows anticipated over the forecasted periods.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 92

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

The Company believes the fair values of acquired intangible assets recorded above represents their fair values and approximates the amounts a market participant would pay for these intangible assets as of the Streamlabs Acquisition Date.

The Company included Streamlabs' estimated fair value of assets acquired and liabilities assumed in its consolidated financial statements beginning on the Streamlabs Acquisition Date. The results of operations for Streamlabs subsequent to the Streamlabs Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations for the year ended March 31, 2020. Streamlabs contributed $13.1 million to the net sales for the year ended March 31, 2020, representing less than 1% of the Company's net sales for the year.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 93

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

The fair value of the inventory acquired is estimated at its net realizable value, which uses the estimated selling prices, less the cost of disposal and a reasonable profit allowance for the selling efforts. The difference between the fair value of the inventories and the amount recorded by Blue Microphones immediately before the acquisition is $1.8 million, which has been recognized in "amortization of intangibles assets and purchase accounting effect on inventory" in the consolidated statements of operations upon the sale of the acquired inventory.

The following table summarizes the estimated fair values and estimated useful lives of the components of intangible assets acquired as of the Blue Microphones Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$17,967	5.0
Customer relationships	25,100	10.0
Trademark and trade name	12,500	7.0
Total intangible assets acquired	$55,567	7.7

Intangible assets acquired as a result of the Blue Microphones Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the intangible assets. Amortization of developed technology of $3.6 million, and $2.1 million during the years ended March 31, 2020 and 2019, respectively, is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of customer relationships, trademark and trade names of $4.3 million and $2.5 million during the years ended March 31, 2020 and 2019, respectively, is included in "amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 94

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

The Company believes the fair value of the intangible assets recorded above approximates the amounts a market participant would pay for these intangible assets as of the Blue Microphones Acquisition Date.

The Company included Blue Microphones' estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet beginning on the Blue Microphones Acquisition Date. The results of operations for Blue Microphones subsequent to the Blue Microphones Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations.

Acquisition-related costs and pro forma results of operations

The Company incurred acquisition-related costs of approximately $1.5 million, $1.7 million and $1.4 million, in aggregate, for the year ended March 31, 2020, 2019 and 2018, respectively. The acquisition-related costs are included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Pro forma results of operations for acquisitions completed in fiscal year 2020 and 2019 have not been presented because the effects of these acquisitions are not material to the consolidated statements of operations individually or in aggregate for each year.

Logitech International S.A. | Fiscal 2020 Form 10-K | 95

Note 4—Net Income per Share
The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2020	2019	2018
Net Income	$449,723	$257,573	$208,542

Shares used in net income per share computation:
Weighted average shares outstanding - basic	166,837	165,609	164,038
Effect of potentially dilutive equivalent shares	2,544	3,356	4,933
Weighted average shares outstanding - diluted	169,381	168,965	168,971

Net income per share:
Basic	$2.70	$1.56	$1.27
Diluted	$2.66	$1.52	$1.23

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase rights (ESPP) totaling 1.7 million, 1.8 million and 1.1 million, respectively, during fiscal years 2020, 2019 and 2018 were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. The majority of performance-based awards were excluded because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the contingency period.
Note 5—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2020, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan (2006 Plan) as amended and restated and the 2012 Stock Inducement Equity Plan (2012 Plan). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2020, 2019 and 2018 (in thousands):

	Years Ended March 31,
	2020	2019	2018
Cost of goods sold	$4,852	$3,812	$3,733
Marketing and selling	26,835	20,630	17,765
Research and development	9,273	7,368	6,381
General and administrative	13,910	18,455	16,259
Total share-based compensation expense	54,870	50,265	44,138
Income tax benefit	(14,109)	(17,091)	(15,998)
Total share-based compensation expense, net of income tax benefit	$40,761	$33,174	$28,140

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period upon the adoption of ASU 2016-09 on April 1, 2017. The income tax benefit for the year ended March 31, 2018 was reduced by the income tax provision resulting from the

Logitech International S.A. | Fiscal 2020 Form 10-K | 96

remeasurement of applicable deferred tax assets and liabilities due to the enactment of the Tax Act in the United States on December 22, 2017. See "Note 7 - Income Taxes" for more information.
As of March 31, 2020, 2019 and 2018, the balance of capitalized stock-based compensation included in inventory was $0.9 million, $0.9 million, and $0.7 million, respectively.
The following table summarizes total unamortized share-based compensation expense and the remaining period over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):

	March 31, 2020
	Unamortized Expense	Remaining Months
ESPP	$1,442	4
Stock Options	4,369	24
Time-based RSUs	71,545	26
Market-based and performance-based RSUs	13,180	21
Total unamortized share-based compensation expense	$90,536

Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares was reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2020, a total of 4.9 million shares was available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. An aggregate of 30.6 million shares was reserved for issuance under the 2006 Plan. As of March 31, 2020, a total of 8.6 million shares were available for new awards under this plan.
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
In fiscal years 2020, 2019 and 2018, the Company granted RSUs with both performance and market conditions, which vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's TSR relative to the performance of companies in the NASDAQ-100 Index over the same three years period. The Company presents shares granted and vested at 100 percent of the target of the number of stock units that may potentially vest.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individually written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. An aggregate of 1.8 million shares was reserved for issuance under the 2012 Plan. As of March 31, 2020, no shares were available for new awards under this plan.
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
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method is determined with the following assumptions and values:

Logitech International S.A. | Fiscal 2020 Form 10-K | 97

	Stock Options			Employee Stock Purchase Plans
	Years Ended March 31,			Years Ended March 31,
	2020	2019	2018	2020	2019	2018
Dividend yield	*	1.72%	*	1.74%	1.73%	1.67%
Risk-free interest rate	*	2.45%	*	1.81%	2.35%	1.37%
Expected volatility	*	33%	*	24%	31%	27%
Expected life (years)	*	6.2	*	0.5	0.5	0.5
Weighted average grant date fair value per share	*	$11.55	*	$9.35	$9.33	$8.69
* Not applicable as no stock options were granted in the period.

RSUs with Market Conditions	Years Ended March 31,
	2020	2019	2018
Dividend yield	1.76%	1.59%	1.75%
Risk-free interest rate	2.11%	2.51%	1.40%
Expected volatility	30%	30%	31%
Expected life (years)	3.0	3.0	3.0

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 98

A summary of the Company's stock option activities under all stock plans for fiscal years 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2017	3,050
Granted	—
Exercised	(994)			$8,347
Canceled or expired	(16)
Outstanding, March 31, 2018	2,040
Granted	649
Exercised	(82)			$1,707
Canceled or expired	—
Outstanding, March 31, 2019	2,607	$20
Granted	—
Exercised	(573)	$9		$19,339
Canceled or expired	(65)	$39
Outstanding, March 31, 2020	1,969	$22	4.2	$40,549
Vested and exercisable, March 31, 2020	1,530	$18	2.8	$38,733

As of March 31, 2020, the exercise price of outstanding options ranged from $2 to $40 per share option.
The tax benefit realized for the tax deduction from options exercised during fiscal years 2020, 2019 and 2018 was $0.05 million, $0.2 million and $1.8 million, respectively.

Logitech International S.A. | Fiscal 2020 Form 10-K | 99

A summary of the Company's time-based, market-based and performance-based RSU activities for fiscal years 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2017	6,181	$14
Granted—time-based	1,212	$33
Granted—market and performance-based	409	$33
Vested	(2,248)			$81,582
Canceled or expired	(333)
Outstanding, March 31, 2018	5,221	$20
Granted—time-based	1,290	$40
Granted—market and performance-based	381	$39
Vested	(2,148)			$89,159
Canceled or expired	(323)
Outstanding, March 31, 2019	4,421	$29
Granted—time-based	1,431	$38
Granted—market and performance-based	365	$40
Vested	(1,705)	$22		$76,389
Canceled or expired	(561)	$32
Outstanding, March 31, 2020	3,951	$36	1.3	$167,298
The RSUs outstanding as of March 31, 2020 above include 1.0 million shares with both market-based and performance-based vesting conditions.
The tax benefit realized for the tax deduction from RSUs that vested during fiscal years 2020, 2019 and 2018 was $12.1 million, $16.2 million and $20.3 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2020, 2019 and 2018, were $8.6 million, $8.7 million and $7.6 million, respectively.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 100

The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Service costs	$11,008	$10,564	$9,715
Interest costs	1,055	1,301	1,126
Expected return on plan assets	(2,616)	(2,167)	(1,792)
Amortization:
Net prior service credit recognized	(435)	(443)	(51)
Net actuarial loss recognized	1,386	450	242
Settlement	(97)	(97)	—
Total net periodic benefit cost	$10,301	$9,608	$9,240

The components of net periodic benefit cost other than the service costs component are included in the line “other income (expense), net” in the consolidated statements of operations.
The changes in projected benefit obligations for fiscal years 2020 and 2019 were as follows (in thousands):

	Years Ended March 31,
	2020	2019
Projected benefit obligations, beginning of the year	$143,662	$128,915
Service costs	11,008	10,564
Interest costs	1,055	1,301
Plan participant contributions	3,733	3,666
Actuarial gains	2,246	9,506
Benefits paid	(3,507)	(3,793)
Plan amendment related to statutory change	—	(705)
Settlement	(941)	(335)
Administrative expense paid	(141)	(142)
Currency exchange rate changes and other	3,799	(5,315)
Projected benefit obligations, end of the year	$160,914	$143,662

The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2020 and 2019 was $135.0 million and $118.7 million, respectively.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2020 and 2019 (in thousands):

	Years Ended March 31,
	2020	2019
Fair value of plan assets, beginning of the year	$90,365	$84,718
Actual return on plan assets	(830)	3,350
Employer contributions	6,531	6,383
Plan participant contributions	3,733	3,666
Benefits paid	(3,507)	(3,793)
Settlement	(941)	(335)
Administrative expenses paid	(141)	(142)
Currency exchange rate changes	2,800	(3,482)
Fair value of plan assets, end of the year	$98,010	$90,365

Logitech International S.A. | Fiscal 2020 Form 10-K | 101

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
The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2020 and 2019 (in thousands):

	March 31,
	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$14,213	$—	$14,213	$10,737	$—	$10,737
Equity securities	28,329	—	28,329	27,559	—	27,559
Debt securities	26,605	—	26,605	26,823	—	26,823
Swiss real estate funds	16,476	8,168	24,644	21,659	—	21,659
Hedge funds	—	1,882	1,882	—	912	912
Other	2,084	253	2,337	2,377	298	2,675
Total fair value of plan assets	$87,707	$10,303	$98,010	$89,155	$1,210	$90,365

The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2020	2019
Fair value of plan assets	$98,010	$90,365
Less: projected benefit obligations	160,914	143,662
Underfunded status	$(62,904)	$(53,297)

Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2020	2019
Current liabilities	$2,126	$1,849
Non-current liabilities	60,778	51,448
Total liabilities	$62,904	$53,297

Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2020	2019	2018
Net prior service credits	$3,647	$3,965	$3,843
Net actuarial loss	(22,722)	(17,630)	(9,821)
Accumulated other comprehensive loss	(19,075)	(13,665)	(5,978)
Deferred tax	(941)	(267)	(420)
Accumulated other comprehensive loss, net of tax	$(20,016)	$(13,932)	$(6,398)

Logitech International S.A. | Fiscal 2020 Form 10-K | 102

The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2020, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2021 (in thousands):

Year Ended March 31, 2020
Amortization of net prior service credits	$(447)
Amortization of net actuarial loss	1,124
Total	$677

The actuarial assumptions for the defined benefit plans for fiscal years 2020 and 2019 were as follows:

Years Ended March 31,
	2020	2019
Benefit Obligations:
Discount rate	0.50% - 6.75%	0.55%-7.25%
Estimated rate of compensation increase	2.25% - 10.00%	2.50%-10.00%
Periodic Costs:
Discount rate	0.55% - 7.25%	0.75%-7.50%
Estimated rate of compensation increase	2.50% - 10.00%	2.50%-10.00%
Expected average rate of return on plan assets	0.89% - 3.00%	0.75% - 2.75%

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
The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2021	$8,128
2022	8,501
2023	8,192
2024	8,541
2025	8,877
2026-2030	43,063
Total expected benefit payments by the plan	$85,302

The Company expects to contribute $5.8 million to its defined benefit pension plans during fiscal year 2020.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $20.1 million and $20.4 million as of March 31, 2020 and 2019, respectively, based on quoted market prices. The Company also had $20.1 million and $20.4 million in deferred compensation liability as of March 31, 2020 and 2019, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.

Logitech International S.A. | Fiscal 2020 Form 10-K | 103

Note 6—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2020	2019	2018
Investment income (loss) related to the deferred compensation plan	$(831)	$664	$1,386
Currency exchange loss, net	(909)	(3,608)	(4,613)
Gain on investment, net	39,011	816	669
Other	941	1,692	121
Other income (expense), net	$38,212	$(436)	$(2,437)

Gain on investments, net, represents realized gain (loss) on sales of investments, unrealized gain (loss) from the change in fair value of available-for-sale securities and gain (loss) on equity-method investments during the periods presented.
On March 2, 2020, the Company sold its $5.5 million investment in a privately held company for proceeds with a total fair value of $45.3 million consisting of cash, a subordinated note and an equity interest in another privately held company. As a result, the Company recognized a gain of $39.8 million related to the sale of this investment. Refer to “Note 9 - Fair Value Measurement” for details.
The components of net periodic benefit cost other than the service cost component, which is included in "operating expenses" in the consolidated statements of operations, for the years ended March 31, 2020 and 2019 are included in the line “Other” above as a result of adopting ASU 2017-07 effective April 1, 2018. The impact to the comparative periods was immaterial and therefore the prior period statements of operations were not revised.

Logitech International S.A. | Fiscal 2020 Form 10-K | 104

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2020, 2019 and 2018 is summarized as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Swiss	$238,303	$212,986	$177,935
Non-Swiss	86,023	58,147	54,330
Income before taxes	$324,326	$271,133	$232,265

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Current:
Swiss	$5,474	$1,364	$3,526
Non-Swiss	29,078	24,334	13,142
Deferred:
Swiss	(153,210)	—	—
Non-Swiss	(6,739)	(12,138)	7,055
Provision for (benefit from) income taxes	$(125,397)	$13,560	$23,723

The difference between the provision for (benefit from) income taxes and the expected tax provision (tax benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2020	2019	2018
Expected tax provision at statutory income tax rates	$27,568	$23,046	$19,743
Income taxes at different rates	(5,592)	(10,113)	(9,611)
Research and development tax credits	(4,692)	(5,432)	(4,124)
Executive compensation	1,582	3,344	1,835
Stock-based compensation	(2,735)	(7,288)	(9,376)
Deferred tax effects from Tax Act	—	—	22,325
Deferred tax effects from TRAF	(206,792)	—	—
Valuation allowance	(538)	1,891	533
Restructuring charges / (credits)	12	961	(10)
Unrecognized tax benefits	64,683	8,269	3,627
Other, net	1,107	(1,118)	(1,219)
Provision for (benefit from) income taxes	$(125,397)	$13,560	$23,723

Logitech International S.A. | Fiscal 2020 Form 10-K | 105

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17,065	$16,323
Tax credit carryforwards	56,910	52,263
Accruals	57,923	52,304
Depreciation and amortization	4,831	5,716
Tax step-up of goodwill from TRAF	151,220	—
Share-based compensation	10,947	8,703
Gross deferred tax assets	298,896	135,309
Valuation allowance	(29,171)	(28,375)
Gross deferred tax assets after valuation allowance	269,725	106,934
Deferred tax liabilities:
Acquired intangible assets and other	(31,128)	(18,176)
Gross deferred tax liabilities	(31,128)	(18,176)
Deferred tax assets, net	$238,597	$88,758

On May 19, 2019, the Swiss electorate approved TRAF, a major reform to better align the Swiss tax system with international tax standards. The legislation was subsequently published in the Federal Register on August 6, 2019 to take effect as of January 1, 2020. TRAF specifies mandatory and voluntary provisions that are implemented through the modification of the cantonal tax law. Major mandatory federal tax provisions include abolishment of preferential cantonal tax regimes, introduction of patent box regime and tax-free step-up of intangible assets, including goodwill created under a privileged tax regime. The canton of Vaud completed the legislative process to enact TRAF on March 10, 2020 to take effect as of January 1, 2020.
The Company benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. The Company reached an agreement with the Vaud Tax Administration that would allow for a tax step-up of goodwill under TRAF to be amortized over ten years beginning on January 1, 2020 as a transition measure. The Company elected an accounting policy to treat the increase in tax goodwill as a separate unit of account apart from existing goodwill arising from prior business combinations. As a result, the Company recorded an income tax benefit of $151.7 million, net of unrecognized tax benefits to account for the book and tax basis difference of the step-up upon enactment. The deferred income tax benefit from other temporary differences resulting from the Swiss tax reform, net of three-month amortization of the tax step-up amounted to $1.5 million. The aggregate deferred income tax impact in fiscal year 2020 as a result of the enactment of TRAF was $153.2 million.
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
The Company had a valuation allowance against deferred tax assets of $29.2 million at March 31, 2020, compared to $28.4 million at March 31, 2019. The federal valuation allowance against tax credits was reduced from $1.9 million as of March 31, 2019 to $0.9 million as of March 31, 2020 due to a release of $1.0 million from the expiration tax credits. The Company had a valuation allowance of $27.7 million as of March 31, 2020 against deferred tax assets in the state of California, an increase from $25.7 million as of March 31, 2019. The increase primarily relates to $1.3 million from the acquisition of Streamlabs and $0.7 million from activities related to deferred tax assets, respectively. The remaining valuation allowance primarily represents $0.6 million for various tax attribute carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2020, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $295.8 million and $63.3 million, respectively. Unused net operating loss carryforwards will expire at

Logitech International S.A. | Fiscal 2020 Form 10-K | 106

various dates in fiscal years 2021 to 2039. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2021.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2020, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $112.8 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $1.0 million.
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
As of March 31, 2020 and 2019, the total amount of unrecognized tax benefits due to uncertain tax positions was $140.8 million and $76.5 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2020 and 2019, the Company had $40.8 million and $36.4 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2020, 2019 and 2018 were as follows (in thousands). Fiscal year 2020 includes gross unrecognized tax benefits recorded as a result of the enactment of TRAF in Switzerland:

March 31, 2017	$63,667
Lapse of statute of limitations	(7,505)
Decreases in balances related to tax positions taken during prior years	(704)
Increases in balances related to tax positions taken during the year	13,673
March 31, 2018	$69,131
Lapse of statute of limitations	(2,511)
Decreases in balances related to tax positions taken during prior years	(1,550)
Increases in balances related to tax positions taken during the year	11,479
March 31, 2019	$76,549
Lapse of statute of limitations	(3,501)
Decreases in balances related to tax positions taken during prior years	(679)
Increases in balances related to tax positions taken during the year	71,128
March 31, 2020	$143,497

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $2.0 million, $0.6 million, and $0.6 million in interest and penalties in income tax expense during fiscal years 2020, 2019 and 2018, respectively. As of March 31, 2020 and 2019, the Company had $4.5 million, and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2017. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2017. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.

Logitech International S.A. | Fiscal 2020 Form 10-K | 107

Although the Company has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. Dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.6 million primarily from the lapse of the statutes of limitations in various jurisdictions during the next 12 months.

Logitech International S.A. | Fiscal 2020 Form 10-K | 108

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Accounts receivable, net:
Accounts receivable	$597,939	$573,348
Allowance for doubtful accounts	(1,894)	(84)
Allowance for sales returns	(6,599)	(6,486)
Allowance for cooperative marketing arrangements	(38,794)	(35,080)
Allowance for customer incentive programs	(55,741)	(60,036)
Allowance for pricing programs	(100,168)	(88,353)
	$394,743	$383,309
Inventories:
Raw materials	$56,052	$40,970
Finished goods	173,197	252,525
	$229,249	$293,495
Other current assets:
Value-added tax receivables	$33,616	$34,321
Prepaid expenses and other assets	41,304	34,795
	$74,920	$69,116
Property, plant and equipment, net:
Plant, buildings and improvements	$65,261	$65,219
Equipment and tooling	185,760	197,540
Computer equipment	26,148	24,132
Software	56,091	62,663
	333,260	349,554
Less: accumulated depreciation and amortization	(270,387)	(280,793)
	62,873	68,761
Construction-in-process	10,441	7,021
Land	2,805	2,770
	$76,119	$78,552
Other assets:
Deferred tax assets	$240,528	$90,808
Right-of-use assets¹	25,557	—
Trading investments for deferred compensation plan	20,085	20,363
Investment in privately held companies	45,949	16,022
Other assets	12,900	5,260
	$345,019	$132,453

(1) Increase of balances was due to the adoption of Topic 842. Refer to Note 2 to the consolidated financial statements for more information.

Logitech International S.A. | Fiscal 2020 Form 10-K | 109

The following table presents the components of certain balance sheet liability amounts as of March 31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Accrued and other current liabilities:
Accrued personnel expenses	$104,423	$103,166
Accrued sales return liability	30,267	37,749
Accrued customer marketing, pricing and incentive programs	130,220	143,888
Operating lease liability¹	10,945	—
Warranty accrual	25,905	21,524
Contingent consideration	23,284	—
Other current liabilities	129,980	127,570
	$455,024	$433,897
Other non-current liabilities:
Warranty accrual	$14,134	$12,705
Obligation for deferred compensation plan	20,085	20,363
Employee benefit plan obligation	61,303	51,448
Deferred tax liability	1,931	2,050
Operating lease liability¹	19,536	—
Other non-current liabilities	2,285	7,016
	$119,274	$93,582

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 110

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2020			March 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$564,952	$—	$—	$496,434	$—	$—
Trading investments for deferred compensation plan included in other assets:
Cash	$846	$—	$—	$—	$—	$—
Money market funds	$7,147	$—	$—	$4,080	$—	$—
Mutual funds	12,092	—	—	16,283	—	—
Total of trading investments for deferred compensation plan	$20,085	$—	$—	$20,363	$—	$—

Currency derivative assets included in other current assets	$—	$129	$—	$—	$455	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities (Note3)	$—	$—	$23,284	$—	$—	$—
Currency derivative liabilities included in accrued and other current liabilities	$—	$719	$—	$—	$36	$—

The following table summarizes the change in the fair value of the Company's contingent consideration balance during fiscal year 2020 (in thousands):

Year Ended March 31,
2020
Acquisition-related contingent consideration, beginning of the year	$—
Fair value of contingent consideration upon acquisition	37
Change in fair value of contingent consideration	23,247
Acquisition-related contingent consideration, end of the year	$23,284

Trading Investments
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $20.1 million and $20.4 million as of March 31, 2020 and 2019, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for fiscal years 2020, 2019 and 2018 were not material and are included in other income (expense), net in the consolidated statements of operations.
Contingent Consideration for Business Acquisition

The contingent consideration for business acquisition arising from the Streamlabs Acquisition (see "Note 3 - Business Acquisition" to the consolidated financial statements for more information) represents the future potential earn-out payments of $29.0 million payable in stock only upon the achievement of certain net sales for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value of the earn-out as of the Streamlabs Acquisition Date was $0.04 million which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met and times the value of the earn-out payment, and discounted at the risk-free rate. The valuation includes significant assumptions and unobservable inputs such as the projected sales of Streamlabs over the earn-out period, risk-free rate, and the net sales volatility. The fair value of the contingent consideration is remeasured at each reporting period based on the inputs on the date of re-measurement, with the change in fair value recognized as "change in fair value of contingent consideration for

Logitech International S.A. | Fiscal 2020 Form 10-K | 111

business acquisition" in the operating expense section in the consolidated statements of operations. Projected sales are based on the Company's internal projections, including analysis of the target market and historical trend of active subscribers to the Streamlabs platform. The fair value of the contingent consideration was increased to $23.3 million as of March 31, 2020. The change in fair value of contingent consideration resulted from the growth in Streamlabs’ net sales since its acquisition and revised projected net sales in the remaining earn-out period.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Equity Method Investments
The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $42.1 million and $6.6 million as of March 31, 2020 and 2019, respectively.
On March 2, 2020, the Company sold its $5.5 million investment in a privately held company for total proceeds of $45.3 million consisting of (i) $3.0 million in cash, of which $0.8 million is held in escrow, which is included in other current assets on the Company's consolidated balance sheet, (ii) a 6% subordinated note with a principal amount of $8.4 million due in 5 years together with the interest, at a fair value of $7.4 million, and (iii) 33.9 million Series A preferred units and 33.9 million Series B common units in Marlin-SL Topco, LP ("Marlin"), representing an ownership interest of approximately 11.8% in Marlin, with a face value of $33.9 million and a fair value of $35.0 million, respectively. As a result, the Company recorded a gain of $39.8 million in the fourth quarter of fiscal year 2020.
The fair value of the investment in the subordinated note and the Company's investment in preferred units of Marlin were determined using the discounted cash flow method ("DCF"), an income approach (Level 3) with an assumed yield of 10.3% and 12.5%, respectively. The fair value of the Company's investment in common units of Marlin was the residual between the calculated value of equity using market approach, and the fair value of the preferred units with a Discount for Lack of Marketability ("DLOM") of 19%.
The Company has evaluated whether Marlin qualifies as a variable interest entity ("VIE") pursuant to the accounting guidance of ASC 810, Consolidations. On the basis that the total equity investment in Marlin may not be sufficient to absorb its expected losses, the Company concluded that Marlin is currently a VIE. However, considering the Company's minority interest and limited involvement with the Marlin business, the Company concluded it is not required to consolidate Marlin. Rather, the Company accounts for this investment under the equity method as it represents an ownership interest in a limited partnership that is more than minor. The promissory note is accounted for as a loan receivable and is included in "Other assets" in the consolidated balance sheet.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of long-lived assets during fiscal years 2020, 2019 and 2018.
Financial Assets. The Company has certain investments in equity securities of privately held entities without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these investments included in other assets as of March 31, 2020 and March 31, 2019 was $3.9 million and $9.5 million, respectively. There was no impairment of these assets during fiscal years 2020 and 2019.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 112

occur. See Note 2 to the consolidated financial statements for additional information about how the Company tests various asset classes for impairment.
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2020 and 2019.
The fair values of the Company’s derivative instruments were not material as of March 31, 2020 or March 31, 2019 (refer to Note 9 to the consolidated financial statements for more information). The following table presents the amounts of gains and losses on the Company's derivative instruments designated as hedging instruments for fiscal years 2020, 2019 and 2018 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2018	2020	2019	2018
Designated as hedging instruments:
Cash flow hedges	$205	$1,781	$(8,499)	$(813)	1,810	$5,808

Upon adoption of ASU 2017-12, the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of March 31, 2020, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $48.0 million. As of March 31, 2019, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $41.4 million. The Company estimates that $0.2 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2020 will be reclassified into earnings within the next twelve months.

Logitech International S.A. | Fiscal 2020 Form 10-K | 113

Other Derivatives: The Company also enters into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These forward and swap contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2020 and 2019 were $64.7 million and 50.4 million, respectively. Open forward and swap contracts as of March 31, 2020 and 2019 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen and Canadian Dollars to be settled at future dates at pre-determined exchange rates.
The fair value of all currency forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Note 11—Goodwill and Other Intangible Assets
The Company performed its annual impairment analysis of goodwill as of December 31, 2019 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2019. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2020 and 2019 (in thousands):

	Years Ended March 31,
	2020	2019
Beginning of the period	$343,684	$275,451
Acquisitions (1)	57,206	68,269
Currency exchange rate impact	27	(36)
End of the period	$400,917	$343,684

(1) Includes goodwill acquired from the Streamlabs Acquisition and the immaterial technology acquisition in October 2019. See Note 3 for more information.
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$45,570	$(19,061)	$26,509	$36,370	$(13,659)	$22,711
Developed technology	118,807	(77,126)	41,681	95,207	(62,341)	32,866
Customer contracts/relationships	90,610	(31,859)	58,751	84,610	(21,188)	63,422
	$254,987	$(128,046)	$126,941	$216,187	$(97,188)	$118,999

For fiscal years 2020, 2019 and 2018, amortization expense for intangible assets was, $30.9 million, $24.2 million and $15.6 million, respectively. The Company expects that annual amortization expense for fiscal years 2021, 2022, 2023, 2024 and 2025 will be $31.4 million, $27.0 million, $21.3 million, $18.1 million and $13.8 million, respectively, and $15.4 million thereafter.

Logitech International S.A. | Fiscal 2020 Form 10-K | 114

Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $81.4 million as of March 31, 2020. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2020, the Company had outstanding bank guarantees of $20.7 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2020 or March 31, 2019.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liability for fiscal years 2020 and 2019 were as follows (in thousands):

	Years Ended March 31,
	2020	2019
Beginning of the period	$34,229	$27,573
Assumed from business acquisition	—	351
Provision	34,186	36,927
Settlements	(28,022)	(29,874)
Currency translation	(354)	(748)
End of the period	$40,039	$34,229

Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2020, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 issued shares with a par value of CHF 0.25 each, of which 6,209,647 were held in treasury shares as of March 31, 2020.
The Company's has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital for financing purposes, representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future

Logitech International S.A. | Fiscal 2020 Form 10-K | 115

convertible bond issuance. This conditional capital was created in order to provide financing flexibility for future expansion, investments or acquisitions. During the 2018 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 34,621,324 shares of the Company until September 5, 2020.
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 1,096.3 million, or $1,134.9 million based on the exchange rate at March 31, 2020) and is subject to shareholder approval.
In May 2020, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2020 of CHF 134.0 million ($138.7 million based on the exchange rate on March 31, 2020). In September 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per common share, totaling $124.2 million on the Company's outstanding common stock. In September 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per common share, totaling approximately $114.0 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2017, the Company declared and paid cash dividends of CHF 0.61 (USD equivalent of $0.63) per common share, totaling approximately $104.2 million in U.S. Dollars, on the Company's outstanding common stock.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $9.9 million at March 31, 2020 (based on the exchange rate at March 31, 2020).
Share Repurchases
In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of March 31, 2020, $137.4 million is still available for repurchase under the 2017 buyback program. This share buyback program expired in April 2020.
A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Buyback Program	Shares (1)	Amounts	Shares	Amounts
March 2017	17,311	$250,000	2,902	$112,614
(1) The approval of each of the share buyback programs by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.

Logitech International S.A. | Fiscal 2020 Form 10-K | 116

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment (1)	Defined Benefit Plans(1)	Deferred Hedging Gains (Losses)	Total
March 31, 2019	$(92,148)	$(13,932)	$382	$(105,698)
Other comprehensive income (loss)	(8,270)	(6,084)	(608)	(14,962)
March 31, 2020	$(100,418)	$(20,016)	$(226)	$(120,660)
_______________________________________

(1) Tax effect was not significant as of March 31, 2020 or 2019.
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

Logitech International S.A. | Fiscal 2020 Form 10-K | 117

Sales by product categories were as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Pointing Devices	$544,519	$536,890	$516,637
Keyboards & Combos	571,720	536,619	498,472
PC Webcams	129,193	121,282	112,147
Tablet & Other Accessories	135,309	128,315	107,942
Video Collaboration	365,616	259,521	182,717
Mobile Speakers	221,791	230,378	314,817
Audio & Wearables	273,752	277,429	252,330
Gaming	690,174	648,130	491,995
Smart Home	43,404	49,344	89,373
Other (1)	373	414	433
Total Sales	$2,975,851	$2,788,322	$2,566,863

(1)	Other category includes products that the Company currently intends to phase out, or have already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region for fiscal years 2020, 2019 and 2018 (based on the customers' locations) were as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Americas	$1,286,527	$1,190,216	$1,118,324
EMEA	941,211	861,731	820,347
Asia Pacific	748,113	736,375	628,192
Total Sales	$2,975,851	$2,788,322	$2,566,863

Revenues from sales to customers in the United States represented 36%, 36% and 37% of sales in fiscal years 2020, 2019 and 2018, respectively. Revenues from sales to customers in Germany represented 15%, 18% and 16% of sales in fiscal years 2020, 2019 and 2018, respectively. Revenues from sales to customers in China represented 10% of sales in fiscal year 2019. No other single country represented more than 10% of sales during these periods. Revenues from sales to customers in Switzerland, the Company's home domicile, represented 4%, 3% and 2% of sales in fiscal years 2020, 2019 and 2018, respectively.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	March 31,
	2020	2019
Americas	$26,636	$29,813
EMEA	5,052	4,537
Asia Pacific	44,431	44,202
Total property, plant and equipment	$76,119	$78,552

Property, plant and equipment, net in the United States and China were $26.5 million and $36.6 million, respectively, as of March 31, 2020, and $29.8 million and $36.4 million, respectively, as of March 31, 2019. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net as of March 31, 2020 or 2019. Property, plant and equipment, net in Switzerland, the Company's home domicile, were $2.3 million and $1.7 million as of March 31, 2020 and 2019, respectively.

Logitech International S.A. | Fiscal 2020 Form 10-K | 118

Note 16—Restructuring
During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of March 31, 2020. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the Consolidated Statements of Operations. During the first quarter of fiscal year 2020, the Company had substantially completed this restructuring plan.

The restructuring-related activities for the year ended March 31, 2018 include activities from the restructuring plan implemented in fiscal year 2016.
The following table summarizes restructuring-related activities during fiscal year 2020, 2019 and 2018 (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2017	$735	$—	$735
Credits, net	(116)	—	(116)
Cash payments	(619)	—	(619)
Accrual balance at March 31, 2018	—	—	—
Charges, net	11,302	—	11,302
Cash payments	(6,913)	—	(6,913)
Accrual balance at March 31, 2019	4,389	—	4,389
Charges, net	144	—	144
Cash payments	(3,852)	—	(3,852)
Accrual balance at March 31, 2020	$681	$—	$681
The accrual balances are included in accrued and other current liabilities on the Company’s consolidated balance sheets.
Note 17 — Leases

The Company is a lessee in several noncancellable operating leases, primarily real estate facilities for office space and for transportation and office equipment. The Company accounts for leases in accordance with Topic 842 (see Note 2 Summary of Significant Accounting Policies) and determines if an arrangement is a lease or contains a lease at contract inception. ROU assets are included in other assets, short-term lease liabilities are included in accrued and other current liabilities, and long-term lease liabilities are included in other non-current liabilities on the Company's consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 119

The Company's lease arrangements comprise of operating leases with various expiration dates through 48029. The lease term for all of the Company’s leases includes the noncancellable period of the lease. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of the duration of the lease arrangement.

The Company's leases do not contain any material residual value guarantees.

For the year ended March 31, 2020, the total operating lease costs were $14.1 million, which included short-term lease costs and sublease income. Total variable lease costs were immaterial during the year ended March 31, 2020. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statement of operations.

As of March 31, 2020, the weighted-average remaining lease term was 3.8 years, and the weighted-average discount rate was 3.0%.

For the year ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $13.6 million, and right-of-use assets obtained in exchange for new operating lease liabilities was $6.1 million.

Future lease payments included in the measurement of lease liabilities as of March 31, 2020 for the following five fiscal years and thereafter are as follows (in thousands):

Operating Lease
Years Ending March 31,
2021	$11,701
2022	9,484
2023	5,814
2024	1,330
2025	1,177
Thereafter	2,861
Total lease payments	32,367
Less interest	(1,886)
Present value of lease liabilities	$30,481

Future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840 under our non-cancelable operating leases as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Lease
2020	$11,849
2021	10,002
2022	7,882
2023	5,111
2024	1,130
Thereafter	3,646
Total lease payments	$39,620

Note 18—Subsequent Event
In May 2020, the Company's Board of Directors approved the 2020 share buyback program, which authorizes the Company to use up to $250.0 million to purchase its own shares following the expiration date of 2017 buyback program. The Company's share buyback program is expected to remain in effect for a period of three years. Shares

Logitech International S.A. | Fiscal 2020 Form 10-K | 120

may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

Logitech International S.A. | Fiscal 2020 Form 10-K | 121

LOGITECH INTERNATIONAL S.A.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA
(unaudited)
The following table contains selected unaudited quarterly financial data for fiscal years 2020 and 2019 (in thousands, except per share amounts):

	Year ended March 31, 2020 (1)				Year ended March 31, 2019 (1)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$644,225	$719,691	$902,687	$709,248	$608,480	$691,146	$864,388	$624,308
Cost of goods sold	401,978	444,344	564,283	428,080	382,171	432,063	535,707	388,028
Amortization of intangible assets and purchase accounting effect on inventory	3,271	3,271	3,951	4,292	2,372	2,966	4,699	3,305
Gross profit	238,976	272,076	334,453	276,876	223,937	256,117	323,982	232,975
Operating expenses:
Marketing and selling	123,033	134,155	134,950	141,186	114,584	121,801	132,250	119,628
Research and development	42,243	41,964	43,292	50,094	38,987	39,542	40,591	42,110
General and administrative	22,159	24,048	22,344	25,465	25,473	25,206	24,496	23,557
Amortization of intangible assets and acquisition-related costs	3,596	4,218	5,084	4,666	2,521	4,317	3,539	3,913
Change in fair value of contingent consideration for business acquisition	—	—	—	23,247	—	—	—	—
Restructuring charges (credits), net	478	(364)	(45)	74	9,921	119	(278)	1,540
Total operating expenses	191,509	204,021	205,625	244,732	191,486	190,985	200,598	190,748
Operating income	47,467	68,055	128,828	32,144	32,451	65,132	123,384	42,227
Interest income	2,553	2,390	2,063	2,614	2,369	1,858	1,482	2,666
Other income (expense), net	1,861	(110)	1,101	35,360	(1,571)	3,389	(2,747)	493
Income before income taxes	51,881	70,335	131,992	70,118	33,249	70,379	122,119	45,386
Provision for (benefit from) income taxes	6,536	(2,598)	14,467	(143,802)	(5,217)	6,203	9,309	3,265
Net Income	$45,345	$72,933	$117,525	$213,920	$38,466	$64,176	$112,810	$42,121

Net income per share:
Basic	$0.27	$0.44	$0.70	$1.28	$0.23	$0.39	$0.68	$0.25
Diluted	$0.27	$0.43	$0.69	$1.26	$0.23	$0.38	$0.67	$0.25

Shares used to compute net income per share:
Basic	166,302	166,662	167,063	167,290	165,317	165,630	165,707	165,776
Diluted	168,797	169,027	169,685	169,981	168,756	169,234	168,907	168,956
______________________________

(1) Financial results of all the periods in fiscal years 2020 and 2019 included the impact from businesses acquired during the year. Refer to Note 3 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2020 Form 10-K | 122

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2020, 2019 and 2018 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)(2)(3)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2020	$84	$1,607	$203	$1,894
2019	$122	$840	$(878)	$84
2018	$607	$(404)	$(81)	$122
Allowance for sales returns:
2020	$6,486	$107,980	$(107,868)	$6,599
2019 (2)	$25,515	$94,381	$(113,410)	$6,486
2018	$18,800	$111,969	$(105,254)	$25,515
Allowance for cooperative marketing arrangements:
2020	$35,080	$194,730	$(191,015)	$38,794
2019 (2)	$30,389	$176,323	$(171,632)	$35,080
2018	$28,022	$160,664	$(158,297)	$30,389
Allowance for customer incentive programs:
2020	$60,036	$248,966	$(253,260)	$55,741
2019 (2)	$70,592	$237,580	$(248,136)	$60,036
2018	$60,857	$230,838	$(221,103)	$70,592
Allowance for pricing programs:
2020	$88,353	$570,409	$(558,594)	$100,168
2019 (2)	$141,369	$444,540	$(497,556)	$88,353
2018	$102,289	$445,048	$(405,968)	$141,369
Tax valuation allowance:
2020	$28,375	$796	$—	$29,171
2019	$25,148	$3,244	$(17)	$28,375
2018 (3)	$6,626	$18,496	$26	$25,148

(1) The amounts for fiscal years 2020, 2019 and 2018 include immaterial impacts from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

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

Logitech International S.A. | Fiscal 2020 Form 10-K | 123