Form 10-Q
period 2020-06-30
LOGITECH INTERNATIONAL S.A.
filed 2020-07-23
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 8, 2020, there were 168,584,982 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2021 ended on June 26, 2020. The same quarter in the prior fiscal year ended on June 28, 2019. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2020	2019
Net sales	$791,894	$644,225
Cost of goods sold	482,638	401,978
Amortization of intangible assets and purchase accounting effect on inventory	3,523	3,271
Gross profit	305,733	238,976

Operating expenses:
Marketing and selling	133,238	123,033
Research and development	49,725	42,243
General and administrative	29,071	22,159
Amortization of intangible assets and acquisition-related costs	4,609	3,596
Change in fair value of contingent consideration for business acquisition	5,716	—
Restructuring charges (credits), net	(53)	478
Total operating expenses	222,306	191,509

Operating income	83,427	47,467
Interest income	620	2,553
Other income, net	2,029	1,861
Income before income taxes	86,076	51,881
Provision for income taxes	14,003	6,536
Net income	$72,073	$45,345

Net income per share:
Basic	$0.43	$0.27
Diluted	$0.42	$0.27

Weighted average shares used to compute net income per share:
Basic	167,612	166,302
Diluted	170,127	168,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$72,073	$45,345
Other comprehensive income (loss):
Currency translation loss, net of taxes	1,239	(278)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	978	(311)
Amortization included in other income, net	169	53
Hedging gain (loss):
Deferred hedging loss, net of taxes	(2,367)	(943)
Reclassification of hedging loss included in cost of goods sold	(330)	(226)
Total other comprehensive income (loss)	(311)	(1,705)
Total comprehensive income	$71,762	$43,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$809,395	$715,566
Accounts receivable, net	500,306	394,743
Inventories	271,180	229,249
Other current assets	82,470	74,920
Total current assets	1,663,351	1,414,478
Non-current assets:
Property, plant and equipment, net	79,481	76,119
Goodwill	400,934	400,917
Other intangible assets, net	118,809	126,941
Other assets	351,131	345,019
Total assets	$2,613,706	$2,363,474
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$429,693	$259,120
Accrued and other current liabilities	444,826	455,024
Total current liabilities	874,519	714,144
Non-current liabilities:
Income taxes payable	44,261	40,788
Other non-current liabilities	127,445	119,274
Total liabilities	1,046,225	874,206
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30 and March 31, 2020
Additional shares that may be issued out of conditional capitals — 50,000 at June 30 and March 31, 2020
Additional shares that may be issued out of authorized capitals — 34,621 at June 30 and March 31, 2020
Additional paid-in capital	54,668	75,097
Shares in treasury, at cost — 4,689 at June 30, 2020 and 6,210 at March 31, 2020	(158,463)	(185,896)
Retained earnings	1,762,099	1,690,579
Accumulated other comprehensive loss	(120,971)	(120,660)
Total shareholders’ equity	1,567,481	1,489,268
Total liabilities and shareholders’ equity	$2,613,706	$2,363,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$72,073	$45,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,747	10,802
Amortization of intangible assets	8,132	6,867
Gain on investments	(174)	(211)
Share-based compensation expense	20,115	12,218
Deferred income taxes	3,589	(3,381)
Change in fair value of contingent consideration for business acquisition	5,716	—
Other	9	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(102,092)	(34,264)
Inventories	(40,385)	(2,681)
Other assets	(15,770)	(5,387)
Accounts payable	168,346	55,592
Accrued and other liabilities	(12,459)	(48,380)
Net cash provided by operating activities	118,847	36,516
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,308)	(9,340)
Investment in privately held companies	(30)	(170)
Purchases of trading investments	(2,424)	(1,155)
Proceeds from sales of trading investments	2,362	1,196
Net cash used in investing activities	(12,400)	(9,469)
Cash flows from financing activities:
Purchases of registered shares	—	(15,127)
Proceeds from exercises of stock options and purchase rights	9,992	393
Tax withholdings related to net share settlements of restricted stock units	(23,121)	(19,370)
Net cash used in financing activities	(13,129)	(34,104)
Effect of exchange rate changes on cash and cash equivalents	511	(503)
Net increase (decrease) in cash and cash equivalents	93,829	(7,560)
Cash and cash equivalents, beginning of the period	715,566	604,516
Cash and cash equivalents, end of the period	$809,395	$596,956
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$7,590	$3,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	45,345	(1,705)	43,640
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	8	(25)	385	—	—	393
Issuance of shares upon vesting of restricted stock units	—	—	(33,774)	(966)	14,404	—	—	(19,370)
Share-based compensation	—	—	12,159	—	—	—	—	12,159
June 30, 2019	173,106	$30,148	$35,048	6,642	$(170,140)	$1,410,381	$(107,403)	$1,198,034

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	72,073	(311)	71,762
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(553)	—	(553)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,890)	(643)	11,882	—	—	9,992
Issuance of shares upon vesting of restricted stock units	—	—	(38,672)	(878)	15,551	—	—	(23,121)
Share-based compensation	—	—	20,133	—	—	—	—	20,133
June 30, 2020	173,106	$30,148	$54,668	4,689	$(158,463)	$1,762,099	$(120,971)	$1,567,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A, together with its consolidated subsidiaries, (Logitech or the Company) designs, manufactures and markets products that have an everyday place in people's lives, connecting them to the digital experiences they care about. More than 35 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud.
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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and therefore do not include all the information required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 27, 2020.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2020 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve fair value of goodwill and intangible assets acquired from business acquisitions, valuation of right-of-use assets, valuation of investment in privately held companies classified under Level 3 of the fair value hierarchy, pensions obligations, warranty liabilities, accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, accrued sales return liability, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from these estimates.

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus (COVID-19) and the measures taken by many countries in response have contributed to a general slowdown in the global economy and adversely affected, and could in the future continue to adversely affect, the Company's business and operations. Capital markets and economies worldwide have also been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the three months ended June 30, 2020, as well as in the fourth quarter of fiscal year 2020, the COVID-19 pandemic had mixed effects on the Company’s results of operations, and it may continue to have mixed or adverse effects. While there was high demand and consumption of certain of our products that led to increased sales and operating income during the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, at the same time the Company experienced disruptions to supply chain and logistics services, inventory constraints and increased logistics costs. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments and vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs, replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard effective April 1, 2020, using a modified retrospective approach. Upon adoption, the Company updated its credit loss models to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including accounts receivable. The cumulative effect adjustment from adoption was not material to the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. The Company adopted this standard effective April 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14), which requires that the Company remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period. The Company adopted this standard effective April 1, 2020 using a retrospective approach and the updated disclosures will be included in the Company's Form 10-K for the fiscal year ending March 31, 2021. The adoption of ASU 2018-14 did not have an impact on the Company's condensed consolidated financial statements.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2020 and June 30, 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2020	2019
Net income	$72,073	$45,345

Shares used in net income per share computation:
Weighted average shares outstanding - basic	167,612	166,302
Effect of potentially dilutive equivalent shares	2,515	2,495
Weighted average shares outstanding - diluted	170,127	168,797

Net income per share:
Basic	$0.43	$0.27
Diluted	$0.42	$0.27

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase rights (ESPP) totaling 1.4 million and 2.0 million for the three months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. The majority of performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2020, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of goods sold	$1,400	$1,158
Marketing and selling	8,792	6,849
Research and development	3,103	2,154
General and administrative	6,820	2,057
Total share-based compensation expense	20,115	12,218
Income tax benefit	(8,111)	(6,800)
Total share-based compensation expense, net of income tax benefit	$12,004	$5,418

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of June 30, 2020 and 2019, the balance of capitalized share-based compensation included in inventory was $0.9 million and $0.9 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.7 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The canton of Vaud enacted the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards on March 10, 2020 to take effect as of January 1, 2020. The longstanding tax ruling from the canton of Vaud was applicable through December 31, 2019.

The income tax provision for the three months ended June 30, 2020 was $14.0 million based on an effective income tax rate of 16.3% of pre-tax income, compared to an income tax provision of $6.5 million based on an effective income tax rate of 12.6% of pre-tax income for the three months ended June 30, 2019.

The change in the effective income tax rate for the three months ended June 30, 2020, compared to the same period ended June 30, 2019, was primarily due to the mix of income and losses in the various tax jurisdictions which the Company operates. The Swiss income tax provision in each period represents the income tax provision at the full statutory income tax rate of 13.63%. In the three months ended June 30, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision was quantified at the full statutory income tax rate of 13.63% because at the time the canton of Vaud permitted the application of the longstanding tax ruling only through March 31, 2019. There were discrete tax benefits of $5.0 million and $1.0 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2020, compared with $5.8 million and $1.2 million, respectively, in the three-month period ended June 30, 2019.

As of June 30, 2020 and March 31, 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $144.2 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

As of June 30, 2020 and March 31, 2020, the Company had $44.3 million and $40.8 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of June 30, 2020 and March 31, 2020, the Company had $4.7 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2021, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.7 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2020 (in thousands):

	June 30, 2020	March 31, 2020
Accounts receivable, net:
Accounts receivable	$699,544	$597,939
Allowance for doubtful accounts	(1,490)	(1,894)
Allowance for sales returns	(7,346)	(6,599)
Allowance for cooperative marketing arrangements	(39,224)	(38,794)
Allowance for customer incentive programs	(51,054)	(55,741)
Allowance for pricing programs	(100,124)	(100,168)
	$500,306	$394,743
Inventories:
Raw materials	$46,916	$56,052
Finished goods	224,264	173,197
	$271,180	$229,249
Other current assets:
Value-added tax receivables	$35,417	$33,616
Prepaid expenses and other assets	47,053	41,304
	$82,470	$74,920
Property, plant and equipment, net:
Property, plant and equipment at cost	$360,946	$346,506
Accumulated depreciation and amortization	(281,465)	(270,387)
	$79,481	$76,119
Other assets:
Deferred tax assets	$237,213	$240,528
Right-of-use assets	31,564	25,557
Trading investments for deferred compensation plan	22,911	20,085
Investments in privately held companies	46,136	45,949
Other assets	13,307	12,900
	$351,131	$345,019

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2020 (in thousands):

	June 30, 2020	March 31, 2020
Accrued and other current liabilities:
Accrued personnel expenses	$91,435	$104,423
Accrued sales return liability	28,233	30,267
Accrued customer marketing, pricing and incentive programs	118,240	130,220
Operating lease liability	12,312	10,945
Warranty accrual	25,471	25,905
Contingent consideration	29,000	23,284
Other current liabilities	140,135	129,980
	$444,826	$455,024
Other non-current liabilities:
Warranty accrual	$13,979	$14,134
Obligation for deferred compensation plan	22,911	20,085
Employee benefit plan obligations	62,455	61,303
Operating lease liability	23,718	19,536
Deferred tax liability	1,931	1,931
Other non-current liabilities	2,451	2,285
	$127,445	$119,274

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2020			March 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$268,405	$—	$—	$564,952	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$706	$—	$—	$846	$—	$—
Money market funds	8,539	—	—	7,147	—	—
Mutual funds	13,666	—	—	12,092	—	—
Total of trading investments for deferred compensation plan	$22,911	$—	$—	$20,085	$—	$—

Currency exchange derivative assets included in other current assets	$—	$—	$—	$—	$129	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$—	$—	$—	$23,284
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$2,807	$—	$—	$719	$—

The following table summarizes the change in the fair value of the Company's contingent consideration balance during the three months ended June 30, 2020 (in thousands):

Three Months Ended June 30,
Beginning of the period	$23,284
Change in fair value of contingent consideration	5,716
End of the period (1)	$29,000

(1) As of June 30, 2020, the earn-out period is complete. The earn-out payment of $29.0 million is based on the actual net sales of Streamlabs services and no longer subject to fair value measurement and was accordingly transferred out of Level 3. The expected earn-out payment is included in the accrued and other current liabilities of the unaudited condensed consolidated balance sheet.

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $22.9 million and $20.1 million, as of June 30, 2020 and March 31, 2020, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three months ended June 30, 2020 and 2019 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisition

On October 31, 2019 (the "Streamlabs Acquisition Date"), the Company acquired all of the equity interests of General Workings, Inc. ("Streamlabs"). The contingent consideration for business acquisition arising from the Streamlabs Acquisition represents the future potential earn-out payments of $29.0 million payable in stock only upon the achievement of certain net sales for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value of the earn-out as of the Streamlabs Acquisition Date was $0.04 million, and increased to $23.3 million as of March 31, 2020, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met and times the value of the earn-out payment, and discounted at the risk-free rate. The valuation included significant assumptions and unobservable inputs such as the projected sales of Streamlabs over the earn-out period, the risk-free rate, and the net sales volatility. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. The stock payout is expected to be $29.0 million. The fair value of the contingent consideration no longer needs to be remeasured at each reporting period, as the earn-out period has been completed.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $42.3 million and $42.1 million as of June 30, 2020 and March 31, 2020, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets as of June 30, 2020 and March 31, 2020 was $3.9 million. There was no impairment of these assets during the three months ended June 30, 2020 or 2019.

Non-Financial Assets. Goodwill, intangible assets, property, plant and equipment, and notes receivable, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. There was no impairment of these assets during the three months ended June 30, 2020 or 2019.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020.

The fair value of the Company’s derivative instruments was not material as of June 30, 2020 or March 31, 2020. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2020	2019
Cash flow hedges	$(2,367)	$(943)	$(330)	$(226)

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $93.1 million as of June 30, 2020 and $48.0 million as of March 31, 2020. The Company had $2.9 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2020 which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2020 and March 31, 2020 were $73.3 million and $64.7 million, respectively. Open forward and swap contracts outstanding as of June 30, 2020 and March 31, 2020 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2020 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the three months ended June 30, 2020 (in thousands):

As of March 31, 2020	$400,917
Currency translation	17
As of June 30, 2020	$400,934

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$45,570	$(20,578)	$24,992	$45,570	$(19,061)	$26,509
Developed technology	118,807	(80,645)	38,162	118,807	(77,126)	41,681
Customer contracts/relationships	90,610	(34,955)	55,655	90,610	(31,859)	58,751
Total	$254,987	$(136,178)	$118,809	$254,987	$(128,046)	$126,941

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $81.9 million as of June 30, 2020. There are no financial covenants under these lines of credit with which the Company must comply. As of June 30, 2020, the Company had outstanding bank guarantees of $28.5 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2020 or March 31, 2020.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Beginning of the period	$40,039	$34,229
Provision	5,389	8,535
Settlements	(6,161)	(6,977)
Currency translation	183	27
End of the period	$39,450	$35,814

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2020, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million shares of its own shares. This share buyback program expired in April 2020. The Company did not repurchase any of its registered shares during the three months ended June 30, 2020.

In May 2020, the Company's Board of Directors approved the 2020 share buyback program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of its own shares. The new program will, upon implementation, replace the Company’s prior 2017 share buyback program. The Company's share buyback program is expected to remain in effect for a period of three years from its implementation. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Losses	Total
March 31, 2020	$(100,418)	$(20,016)	$(226)	$(120,660)
Other comprehensive income (loss)	1,239	1,147	(2,697)	(311)
June 30, 2020	$(99,179)	$(18,869)	$(2,923)	$(120,971)

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Pointing Devices	$120,469	$121,983
Keyboards & Combos	145,360	128,679
PC Webcams	60,851	28,128
Tablet & Other Accessories	46,048	38,339
Gaming	181,903	134,515
Video Collaboration	130,074	73,424
Mobile Speakers	29,009	50,416
Audio & Wearables	71,365	58,624
Smart Home	6,810	9,864
Other (1)	5	253
Total sales	$791,894	$644,225

(1) Other category includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Americas	$356,184	$293,445
EMEA	210,771	179,106
Asia Pacific	224,939	171,674
Total sales	$791,894	$644,225

Sales are attributed to countries on the basis of the customers’ locations.

The United States, Germany, and China each represented more than 10% of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 2% of the Company's total consolidated sales for the three months ended June 30, 2020 and represented 3% of the Company's total consolidated sales for the three months ended June 30, 2019.

Two customers of the Company each represented more than 10% of the total consolidated sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	June 30, 2020	March 31, 2020
Americas	$24,325	$26,636
EMEA	5,345	5,052
Asia Pacific	49,811	44,431
Total property, plant and equipment, net	$79,481	$76,119

Property, plant and equipment, net in the United States and China were $24.1 million and $41.5 million, respectively, as of June 30, 2020, and $26.5 million and $36.6 million, respectively, as of March 31, 2020. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of June 30, 2020 or March 31, 2020. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $2.7 million and $2.3 million as of June 30, 2020 and March 31, 2020, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products, our new product introductions and by geographic region, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding the impact of COVID-19 on our business and results of operations, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, audio, pointing devices, wearables, remotes and other accessories and computer devices and the interoperability of our products with such third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our expected reduction in size of our product portfolio and dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, resolution of our North American distribution center issues, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have issued orders that require the closure of non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has significantly curtailed global economic activity, caused significant volatility and disruption in global financial and commercial markets, and is likely to lead to recessionary pressures for an indeterminate amount of time. We are conducting our business with substantial modifications, such as employee work locations and remote work among other changes. We are continuing to actively monitor the situation and may take further actions that could alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders. It is not clear what the potential effects of COVID-19 or any such modifications or alterations may have on our business, results of operations, financial operations, financial condition and stock price.
During February 2020, following the initial outbreak of COVID-19 in China, we experienced disruptions to our manufacturing, supply chain and logistics services, resulting in temporary inventory declines and an increase in logistics costs. We continued to see disruptions to our supply chain and logistics services, inventory constraints and increased logistics costs during the remainder of the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021 as we attempted to address the effects of COVID-19, including health-related issues, changing regulations, and increased demand for and depleted inventories of some of our products. At the same time, due to the ongoing shelter-at-home requirements or recommendations in many countries, there was high demand and consumption of certain of our products that led to increased sales and operating income. While it is not yet clear how long the positive demand dynamics will continue, we expect the increased logistics costs and other adverse effects on our gross margins from COVID-19 to continue through the remainder of fiscal year 2021. It is difficult to predict the progression, the duration and all of the effects of COVID-19, when business closure and shelter-at-home guidelines may be eased or lifted, and how consumer demand, inventory and logistical effects and costs may evolve over time, or the impact on our future sales and results of operations. Some of this impact will undoubtedly occur over multiple financial periods and may have a lag effect between periods, such as what we are able to manufacture in one period affecting sales, channel inventory or logistics costs in subsequent periods. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital resources" below and "Item IA: Risk Factors", including under the caption "The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and the Company's business, results of operations and financial condition could be adversely affected by the COVID-19 pandemic."
Summary of Financial Results

Our total sales for the three months ended June 30, 2020 increased 23%, compared to the three months ended June 30, 2019, due to stronger sales across all regions and several of our product categories from increased remote work and distance learning set-ups, related to various shelter-at-home mandates. The results of operations for Streamlabs have been included in our consolidated statement of operations from the acquisition date. Streamlabs contributed 2 points to the sales growth during the period.

Our sales for the three months ended June 30, 2020 increased 21%, 18% and 31% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Our gross margin for the three months ended June 30, 2020 increased by 150 basis points to 38.6% from 37.1% for the three months ended June 30, 2019. The increase in gross margin was driven by lower customer incentive programs, favorable product mix and benefits from cost savings and operational efficiencies, partially offset by COVD-19 related costs primarily due to higher logistics operations costs and unfavorable currency exchange rates.

Operating expenses for the three months ended June 30, 2020 were $222.3 million, or 28.1% of sales, compared to $191.5 million, or 29.7% of sales in the same period of the prior fiscal year.

Net income for the three months ended June 30, 2020 was $72.1 million, compared to $45.3 million for the three months ended June 30, 2019.

Trends in Our Business

Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We see opportunities to deliver growth with products in all these markets. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  New PC shipments remain lackluster but the installed base of PC users remains large. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work, distance learning, and telemedicine, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products, as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for other iPad models. Hybrid and distance learning environments have also created demand and growth opportunities for our education tablet keyboards and accessories.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social particularly as other recreational activities have been curtained or restricted during stay-at-home mandates. The new console refresh cycle during the holiday season of 2020 could drive subsequent growth opportunities over the coming years for our ASTRO family of headsets and controllers. We believe Logitech is well positioned to benefit from the overall gaming market growth. With ASTRO Gaming, we also strengthened our portfolio in adjacent categories, such as the console controller market. Our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market have never been more relevant than in today’s environment, as commercial and consumer adoption of video has seen explosive growth in recent months. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We are also experiencing significant demand for our enterprise-grade VC webcams and headsets. We will continue to invest in select business-specific products (both hardware and software), targeted product marketing and sales channel development.

Music: The mobile speaker market has remained soft, and has further weakened as physical retail stores have been recently closed and retail footprint has decreased significantly due to the COVID-19 pandemic. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in the past two years. In fiscal year 2020, the wireless headphone industry continued to flourish with strong revenue growth but has slowed in recent months due to physical retail store closures. The largest growth was in true wireless headphones while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. Blue Microphones has experienced strong demand as musicians, performers and streamers increasingly look to entertain and engage with their fans on various online platforms like YouTube, Twitch, and Facebook.
Smart Home: Our remote Harmony business declined substantially in fiscal year 2020, offset by growth in our Circle 2 family of security cameras. In general, the space is under pressure as the way people consume content is changing and as retail stores have been closed. We will continue to explore other innovative experiences for the Smart Home category.
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower in the first half of the fiscal year as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
Swiss Federal Tax Reform
As we described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the canton of Vaud in Switzerland enacted TRAF on March 10, 2020, effective as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning in fiscal year 2020 as a result of our transition out of our longstanding tax ruling from the canton of Vaud.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives, cooperative marketing, and pricing programs (Customer Programs) and related breakage when appropriate, accrued sales return liability, inventory valuation and uncertain tax positions have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2020 compared with the critical accounting policies and estimates disclosed in Management's Discussions and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2020, approximately 48% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three months ended June 30, 2020 increased 23% compared to the same period of the prior fiscal year, driven by sales increases in all regions and several of our product categories from increased remote work and distance learning set-ups, as well as from various stay-at-home mandates. Strong growth sales for in Video Collaboration, Gaming, PC Webcams, Keyboards & Combos, Audio PC & Wearables, and Tablet and other Accessories and Keyboards & Combos was partially offset by a decline in sales for Mobile Speakers, Smart Home, and Pointing Devices. If currency exchange rates had been constant in the three months ended June 30, 2020 and 2019, our constant dollar sales growth rate would have been 25%.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2020, compared with the three months ended June 30, 2019:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	21%	23%
EMEA	18%	21%
Asia Pacific	31%	33%

Americas:

The increase in sales in our Americas region was primarily driven by growth in sales for Video Collaboration, Gaming, PC Webcams, and Audio PC & Wearables, partially offset by a decline in sales for Mobile Speakers.

EMEA:

The increase in sales in our EMEA region was primarily driven by growth in sales for PC Webcams, Video Collaboration, and Gaming, partially offset by a decline in sales for Mobile Speakers and Smart Home.

Asia Pacific:

The increase in sales in our Asia Pacific region was primarily driven by growth in sales for PC Webcams, Video Collaboration, Gaming, and Keyboards & Combos, partially offset by a decline in sales for Mobile Speakers.

Sales by Product Categories

Sales by product categories for the three months ended June 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Pointing Devices	$120,469	$121,983	(1)%
Keyboards & Combos	145,360	128,679	13
PC Webcams	60,851	28,128	116
Tablet & Other Accessories	46,048	38,339	20
Gaming	181,903	134,515	35
Video Collaboration	130,074	73,424	77
Mobile Speakers	29,009	50,416	(42)
Audio & Wearables	71,365	58,624	22
Smart Home	6,810	9,864	(31)
Other (1)	5	253	(98)
Total sales	$791,894	$644,225	23%

(1) Other category includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presenters.

Sales of Pointing Devices decreased 1% in the three months ended June 30, 2020, compared to the same period of the prior fiscal year, primarily driven by declines in EMEA and Asia Pacific regions. The decrease was primarily driven by the decrease in sales of presentation tools and corded mice, partially offset by an increase in sales of our cordless mice.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 13% in the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was driven by an increase in sales for our cordless keyboards and wireless keyboards/mice combos, partially offset by a decline in sales of our living room keyboard and corded keyboard/mice combos.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales increased 116% in the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was across all regions and all product types, primarily driven by an increase in sales of our HD Pro Webcam C920, Webcam C60, HD Webcam C615, and Logitech StreamCam partly due to remote work and distance learning.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products increased 20% in the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our Rugged Folio keyboard cases for a newer generation of iPads and Slim Folio keyboard for iPad 7th generation, both introduced in the third quarter of fiscal year 2020.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Gaming sales increased 35% for the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was primarily driven by increases in the sales of all our product types, including Streamlabs services as a result of our business combination in the third quarter of fiscal year 2020, except for console gaming controllers. The decrease in console gaming controllers was primarily driven by decline in the sales of C40 controllers and controller accessories.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 77% in the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our BRIO 4K Pro Webcam, MeetUp video conferencing camera, Rally Ultra-HD conference camera system, and Pro Webcam Ultra Wide Angle HD Webcam partly due to remote work setups, partially offset by a decline in sales of our BCC950 video conferencing system and older generation products.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 42% for the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in sales of our BOOM 3, WONDERBOOM, BOOM 2, and WONDERBOOM 2 mobile speakers, partially offset by an increase in sales from the introduction of our HYPERBOOM speaker in the fourth quarter of fiscal year 2020 and an increase in sales of our MEGABOOM 3 speakers.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales increased 22% for the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of both our corded and cordless headsets and Blue Microphones products, partially offset by a decline in the sales of our Jaybird traditional wireless products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales decreased 31% during the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The decrease was primarily driven by an overall decline in sales in our Harmony remote products and our home security products.

Gross Profit

Gross profit for the three months ended June 30, 2020 and 2019 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$791,894	$644,225	23%
Gross profit	$305,733	$238,976	28
Gross margin	38.6%	37.1%

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

Gross margin increased by 150 basis points for the three months ended June 30, 2020, compared to the same period of the prior fiscal year. The increase in gross margin was primarily driven by lower customer incentive programs, favorable product mix and benefits from cost savings and operational efficiencies, partially offset by COVD-19 related costs primarily due to higher logistics operations costs and unfavorable currency exchange rates.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2020		2019
Marketing and selling	$133,238		$123,033
% of sales	16.8%		19.1%
Research and development	49,725		42,243
% of sales	6.3%		6.6%
General and administrative	29,071		22,159
% of sales	3.7%		3.4%
Amortization of intangible assets and acquisition-related costs	4,609		3,596
% of sales	0.6%		0.6%
Change in fair value of contingent consideration for business acquisition	5,716		—
% of sales	0.7%		—%
Restructuring charges (credits), net	(53)		478
% of sales	—%	(1)	—%
Total operating expenses	$222,306		$191,509
% of sales	28.1%		29.7%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2020, marketing and selling expenses increased $10.2 million compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount, partially resulting from the Streamlabs acquisition and increased performance-based variable compensation, partially offset by lower marketing related expenses.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three months ended June 30, 2020, research and development expenses increased $7.5 million compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount, partially resulting from the Streamlabs acquisition and increased performance-based variable compensation.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three months ended June 30, 2020, general and administrative expenses increased $6.9 million, compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to increased headcount and increased share-based compensation.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

The increase in amortization of intangible assets during the three months ended June 30, 2020, compared with the same period of the prior fiscal year, was primarily driven by the intangible assets acquired through the Streamlabs acquisition in the third quarter of fiscal year 2020.

Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration was $5.7 million for the three months ended June 30, 2020, primarily due to growth in Streamlabs' net sales and the achievement of the net sales targets during the six-month earn-out period.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Investment income related to a deferred compensation plan	$1,556	$589
Currency exchange gain, net	57	817
Gain on investments	174	211
Other	242	244
Total	$2,029	$1,861

Investment income represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain, net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three months ended June 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Provision for income taxes	$14,003	$6,536
Effective income tax rate	16.3%	12.6%

The change in the effective income tax rate for the three months ended June 30, 2020, compared to the same period ended June 30, 2019, was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. The Swiss income tax provision in each period represents the income tax provision at the full statutory income tax rate of 13.63%. In the three months ended June 30, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision was quantified at the full statutory income tax rate of 13.63% because at the time the canton of Vaud permitted the application of the longstanding tax ruling only through March 31, 2019. There were discrete tax benefits of $5.0 million and $1.0 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2020, compared with $5.8 million and $1.2 million, respectively, in the three-month period ended June 30, 2019.

As of June 30, 2020 and March 31, 2020, the total amounts of unrecognized tax benefits due to uncertain tax positions were $144.2 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $809.4 million, compared to $715.6 million as of March 31, 2020. As of June 30, 2020, 57% of the cash and cash equivalents were held in Switzerland, 21% held in Germany, and 14% held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The increase in cash and cash equivalents for the three months ended June 30, 2020, was primarily due to an increase in net cash provided by operating activities and proceeds from exercises of stock options and purchase rights, partially offset by payment of annual bonus during the period, purchases of property, plant and equipment, and tax withholdings related to settlements of restricted stock units.

As of June 30, 2020, our working capital was $788.8 million, compared to $700.3 million as of March 31, 2020. The increase was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and lower accrued and other current liabilities, partially offset by higher accounts payable. Our working capital increased by $140.5 million compared to $648.3 million as of June 30, 2019, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, and higher other current assets, partially offset by lower inventories and higher accounts payable and accrued and other current liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $81.9 million as of June 30, 2020. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2020, we had outstanding bank guarantees of $28.5 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$118,847	$36,516
Net cash used in investing activities	(12,400)	(9,469)
Net cash used in financing activities	(13,129)	(34,104)
Effect of exchange rate changes on cash and cash equivalents	511	(503)
Net increase (decrease) in cash and cash equivalents	$93,829	$(7,560)

The following table presents selected financial information and statistics as of and for the three months ended June 30, 2020 and 2019 (Dollars in thousands):

	As of June 30,
	2020	2019
Accounts receivable, net	$500,306	$418,816
Accounts payable	$429,693	$338,748
Inventories	$271,180	$297,007

	Three Months Ended June 30,
	2020	2019
Days sales in accounts receivable (“DSO”) (Days) (1)	57	59
Days accounts payable outstanding (“DPO”) (Days) (2)	80	75
Inventory turnover (“ITO”) (x)(3)	7.2	5.5

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

DSO for the three months ended June 30, 2020 decreased by 2 days to 57 days, compared to 59 days for the same period of the prior fiscal year, primarily due to timing of sales, customer payments and sales linearity.

DPO for the three months ended June 30, 2020 increased by 5 days, compared to 75 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended June 30, 2020 increased by 1.7, compared to 5.5 for the same period of the prior fiscal year, primarily due to higher sales growth as a result of higher demand due to the COVID-19 impact.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the three months ended June 30, 2020, we generated $118.8 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, change in fair value of contingent considerations, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases during the first quarter of fiscal year 2021. The increase in accounts payable was primarily driven by the timing of purchases and related payments. The decrease in accrued and other liabilities was primarily due to payment of annual bonus during the period.

Net cash used in investing activities was $12.4 million, primarily due to $12.3 million of purchases of property, plant and equipment.

Net cash used in financing activities was $13.1 million, primarily due to $23.1 million tax withholdings related to net share settlements of restricted stock units, partially offset by $10.0 million in proceeds received from exercises of stock options and purchase rights.

During the three months ended June 30, 2020, there was a $0.5 million gain from currency exchange rate effect on cash and cash equivalents, compared to a loss of $0.5 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the three months ended June 30, 2020 was primarily due to the strengthening of the Australian Dollar, Japanese Yen, and Taiwanese Dollar against the U.S. Dollar by 13%, 1%, and 2%, respectively, during the period.

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
Our 2017 share buyback program, which authorized us to invest up to $250.0 million to purchase our own shares, expired at the end of April 2020. There was no share buyback during the three months ended June 30, 2020.

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

Purchase Commitments

As of June 30, 2020, we had non-cancelable purchase commitments of $401.0 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, as well as due to strong sales growth in the first quarter of fiscal year 2021 and the reduced level of our customers’ inventories, the majority of which are expected to be fulfilled within the next 12 months. The increase of inventory purchase commitment from March 31, 2020 is to replenish the inventory due to business growth as well as a mitigation of supply constraint in the fourth quarter of fiscal year 2020. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2020, the liability for these purchase commitments was $10.0 million and is recorded in accrued and other current liabilities. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2020, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended June 30, 2020, approximately 48% of our sales were in non-U.S. denominated currencies, with 20% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $11.3 million and $11.8 million as of June 30, 2020 and March 31, 2020, respectively. The adverse effect as of June 30, 2020 and March 31, 2020 is after consideration of the offsetting effect of approximately $6.6 million and $5.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of June 30, 2020 and March 31, 2020, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $9.3 million and $4.8 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the three months ended June 30, 2020 as well as in the last quarter of our fiscal year 2020, the COVID-19 pandemic had mixed effects on our results of operations, and it may continue to have mixed or adverse effects. It also may have the effect of heightening many of the other risks described in under this heading “Risk Factors”. We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is currently uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments an vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

We use our forecasts of product demand to make decisions regarding investments of our resources and production levels of our products. Although we receive forecasts from our customers, many are not obligated to purchase the forecasted demand. Also, actual sales volumes for individual products in our retail distribution channel can be volatile due to changes in consumer preferences and other reasons. In addition, our products have short product life cycles, so a failure to accurately predict high demand for a product can result in lost sales that we may not recover in subsequent periods, or higher product costs if we meet demand by paying higher costs for materials, production and delivery. We could also frustrate our customers and lose shelf space and market share. Our failure to predict low demand for a product can result in excess inventory, lower cash flows and lower margins if we are required to reduce product prices in order to reduce inventories.

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

Other events or circumstances, including those not in our control, such as the current COVID-19 pandemic, may result in rapid and significant increases or decreases of demand for our products that may result in excess inventory or product unavailability, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior managers or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability (the risk of which has been underscored during the COVID-19 pandemic), we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including declines in our stock prices in the past year, may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, we acquired Saitek to expand into the gaming simulation and controller markets, we acquired Blue Microphones to expand into the microphones market, and we acquired Streamlabs to expand our software and service capabilities and tools for the streaming market. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation. Several of our past acquisitions have not been successful and have led to impairment charges, including a $122.7 million non-cash goodwill impairment charge in fiscal year 2015 related to our Lifesize video conferencing business. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, and the implementation of these requirements may decrease the number of suppliers capable of supplying our needs for certain metals.  In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could, if we are unable to satisfy their requirements or pass through any increased costs associated with meeting their requirements place us at a competitive disadvantage, adversely affect our business and operating results, or both. We filed our report for the calendar year 2019 with the SEC on May 29, 2020.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended June 30, 2020, approximately 48% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-

denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. On May 19, 2019, the voters in Switzerland approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that were enacted by the canton of Vaud on March 10, 2020 and took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. See "Note 7 - Income Taxes" in fiscal year 2020 Form 10-K for more information. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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
In fiscal year 2021, the following approved share buyback program was in place (in thousands):

Share Buyback Program	Shares Approved	Approved Amounts
March 2017	17,311	$250,000
We did not repurchase any of our registered shares during the three months ended June 30, 2020. The 2017 share buyback program expired in April 2020.
In May 2020, the Company's Board of Directors approved the 2020 share buyback program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million of its own shares. The new program will, upon implementation, replace the Company's prior 2017 share buyback program. The Company's share buyback program is expected to remain in effect for a period of three years from its implementation. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

10.1	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020.

10.2	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

July 23, 2020	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

July 23, 2020	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer