Form 10-Q
period 2020-09-30
LOGITECH INTERNATIONAL S.A.
filed 2020-10-22
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 7, 2020, there were 169,149,642 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2021 ended on September 25, 2020. The same quarter in the prior fiscal year ended on September 27, 2019. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
The term “sales” means net sales, except as otherwise specified.
Our Internet website and the information contained, incorporated or referenced therein do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,257,158	$719,691	$2,049,052	$1,363,916
Cost of goods sold	684,599	444,344	1,167,237	846,322
Amortization of intangible assets and purchase accounting effect on inventory	2,836	3,271	6,359	6,542
Gross profit	569,723	272,076	875,456	511,052

Operating expenses:
Marketing and selling	158,797	134,155	292,035	257,188
Research and development	53,379	41,964	103,104	84,207
General and administrative	31,664	24,048	60,735	46,207
Amortization of intangible assets and acquisition-related costs	4,331	4,218	8,940	7,814
Change in fair value of contingent consideration for business acquisition	—	—	5,716	—
Restructuring charges (credits), net	(1)	(364)	(54)	114
Total operating expenses	248,170	204,021	470,476	395,530

Operating income	321,553	68,055	404,980	115,522
Interest income	513	2,390	1,133	4,943
Other income (expense), net	1,149	(110)	3,178	1,751
Income before income taxes	323,215	70,335	409,291	122,216
Provision for (benefit from) income taxes	56,301	(2,598)	70,304	3,938
Net income	$266,914	$72,933	$338,987	$118,278

Net income per share:
Basic	$1.58	$0.44	$2.02	$0.71
Diluted	$1.56	$0.43	$1.99	$0.70

Weighted average shares used to compute net income per share:
Basic	168,645	166,662	168,140	166,484
Diluted	171,382	169,027	170,766	168,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$266,914	$72,933	$338,987	$118,278
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	3,205	(4,097)	4,444	(4,375)
Reclassification of currency translation gain included in other income (expense), net	(1,738)	—	(1,738)	—
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(434)	268	544	(43)
Amortization included in other income (expense), net	176	54	345	107
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(1,059)	2,380	(3,426)	1,437
Reclassification of hedging loss included in cost of goods sold	1,969	(132)	1,639	(358)
Total other comprehensive income (loss)	2,119	(1,527)	1,808	(3,232)
Total comprehensive income	$269,033	$71,406	$340,795	$115,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$917,221	$715,566
Accounts receivable, net	750,749	394,743
Inventories	394,708	229,249
Other current assets	94,753	74,920
Total current assets	2,157,431	1,414,478
Non-current assets:
Property, plant and equipment, net	86,386	76,119
Goodwill	400,953	400,917
Other intangible assets, net	111,702	126,941
Other assets	339,397	345,019
Total assets	$3,095,869	$2,363,474
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$662,873	$259,120
Accrued and other current liabilities	541,977	455,024
Total current liabilities	1,204,850	714,144
Non-current liabilities:
Income taxes payable	54,507	40,788
Other non-current liabilities	130,549	119,274
Total liabilities	1,389,906	874,206
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30 and March 31, 2020
Additional shares that may be issued out of conditional capitals — 50,000 at September 30 and March 31, 2020
Additional shares that may be issued out of authorized capital — 17,311 at September 30 and 34,621 at March 31, 2020
Additional paid-in capital	78,617	75,097
Shares in treasury, at cost — 4,357 at September 30, 2020 and 6,210 at March 31, 2020	(166,258)	(185,896)
Retained earnings	1,882,308	1,690,579
Accumulated other comprehensive loss	(118,852)	(120,660)
Total shareholders’ equity	1,705,963	1,489,268
Total liabilities and shareholders’ equity	$3,095,869	$2,363,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$338,987	$118,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,601	21,386
Amortization of intangible assets	15,239	13,735
Loss on investments	2,519	63
Share-based compensation expense	44,900	26,470
Deferred income taxes	20,152	(8,978)
Change in fair value of contingent consideration for business acquisition	5,716	—
Other	(1,877)	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(346,838)	(85,955)
Inventories	(161,120)	(47,773)
Other assets	(31,567)	(14,083)
Accounts payable	399,176	129,101
Accrued and other liabilities	90,631	(9,223)
Net cash provided by operating activities	398,519	143,019
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,774)	(18,092)
Investment in privately held companies	(3,405)	(170)
Acquisitions, net of cash acquired	—	(366)
Purchases of trading investments	(8,199)	(2,525)
Proceeds from sales of trading investments	8,839	2,571
Net cash used in investing activities	(30,539)	(18,582)
Cash flows from financing activities:
Payment of cash dividends	(146,705)	(124,180)
Purchases of registered shares	(22,454)	(15,127)
Proceeds from exercises of stock options and purchase rights	26,066	9,331
Tax withholdings related to net share settlements of restricted stock units	(25,744)	(20,908)
Net cash used in financing activities	(168,837)	(150,884)
Effect of exchange rate changes on cash and cash equivalents	2,512	(3,605)
Net increase (decrease) in cash and cash equivalents	201,655	(30,052)
Cash and cash equivalents, beginning of the period	715,566	604,516
Cash and cash equivalents, end of the period	$917,221	$574,464
Supplementary Cash Flow Disclosures:
Non-cash investing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$9,594	$4,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months ended September 30, 2019

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2019	173,106	$30,148	$35,048	6,642	$(170,140)	$1,410,381	$(107,403)	$1,198,034
Total comprehensive income	—	—	—	—	—	72,933	(1,527)	71,406
Sales of shares upon exercise of stock options and purchase rights	—	—	4,150	(366)	5,357	—	—	9,507
Issuance of shares upon vesting of restricted stock units	—	—	(2,593)	(73)	1,055	—	—	(1,538)
Share-based compensation	—	—	14,308	—	—	—	—	14,308
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537

Six Months ended September 30, 2019

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	118,278	(3,232)	115,046
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	4,158	(391)	5,742	—	—	9,900
Issuance of shares upon vesting of restricted stock units	—	—	(36,367)	(1,039)	15,459	—	—	(20,908)
Share-based compensation	—	—	26,467	—	—	—	—	26,467
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537

Three Months ended September 30, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2020	173,106	$30,148	$54,668	4,689	$(158,463)	$1,762,099	$(120,971)	$1,567,481
Total comprehensive income	—	—	—	—	—	266,914	2,119	269,033
Purchases of registered shares	—	—	—	312	(22,454)	—	—	(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	3,255	(568)	12,819	—	—	16,074
Issuance of shares upon vesting of restricted stock units	—	—	(4,463)	(76)	1,840	—	—	(2,623)
Share-based compensation	—	—	25,157	—	—	—	—	25,157
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963

Six Months ended September 30, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	338,987	1,808	340,795
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(553)	—	(553)
Purchases of registered shares	—	—	—	312	(22,454)	—	—	(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,365	(1,211)	24,701	—	—	26,066
Issuance of shares upon vesting of restricted stock units	—	—	(43,135)	(954)	17,391	—	—	(25,744)
Share-based compensation	—	—	45,290	—	—	—	—	45,290
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted and Summary of Significant Accounting Policies, there have been no material changes in the Company’s significant accounting policies during the six months ended September 30, 2020 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus (COVID-19). The measures taken by many countries in response have contributed to a general slowdown in the global economy and adversely affected, and could in the future continue to adversely affect, the Company's business and operations. Capital markets and economies worldwide have also been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the three and six months ended September 30, 2020, as well as in the fourth quarter of fiscal year 2020, the COVID-19 pandemic had mixed effects on the Company’s results of operations, and it may continue to have mixed or adverse effects. While there was high demand and consumption of certain of our products that led to increased sales and operating income during the fourth quarter of fiscal year 2020 and the three and six months ended September 30, 2020, at the same time the Company experienced disruptions to supply chain and logistics services, inventory constraints and increased logistics costs. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments and vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. The Company adopted this standard effective April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.

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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2020 and September 30, 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$266,914	$72,933	$338,987	$118,278

Shares used in net income per share computation:
Weighted average shares outstanding - basic	168,645	166,662	168,140	166,484
Effect of potentially dilutive equivalent shares	2,737	2,365	2,626	2,430
Weighted average shares outstanding - diluted	171,382	169,027	170,766	168,914

Net income per share:
Basic	$1.58	$0.44	$2.02	$0.71
Diluted	$1.56	$0.43	$1.99	$0.70

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plan ("ESPP") rights totaling 0.4 million and 1.9 million for the three months ended September 30, 2020 and 2019, respectively, and 0.4 million and 2.0 million for the six months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. The majority of performance-based awards were not included because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2020, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$1,772	$1,184	$3,172	$2,342
Marketing and selling	10,377	6,951	19,169	13,800
Research and development	3,763	2,248	6,866	4,402
General and administrative	8,873	3,869	15,693	5,926
Total share-based compensation expense	24,785	14,252	44,900	26,470
Income tax benefit	(3,958)	(2,723)	(12,069)	(9,523)
Total share-based compensation expense, net of income tax benefit	$20,827	$11,529	$32,831	$16,947

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of September 30, 2020 and 2019, the balance of capitalized share-based compensation included in inventory was $1.3 million and $0.9 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.7 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $5.4 million and $4.8 million for the six months ended September 30, 2020 and 2019, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The canton of Vaud enacted the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards, on March 10, 2020 to take effect as of January 1, 2020. The longstanding tax ruling from the canton of Vaud was applicable through December 31, 2019.

The income tax provision for the three months ended September 30, 2020 was $56.3 million based on an effective income tax rate of 17.4% of pre-tax income, compared to an income tax benefit of $2.6 million based on an effective income tax rate of (3.7)% of pre-tax income for the three months ended September 30, 2019. The income tax provision for the six months ended September 30, 2020 was $70.3 million based on an effective income tax rate of 17.2% of pre-tax income, compared to an income tax provision of $3.9 million based on an effective income tax rate of 3.2% of pre-tax income for the six months ended September 30, 2019.

The change in the effective income tax rate for the three months ended September 30, 2020, compared to the same period ended September 30, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The Swiss income tax provision in the three months ended September 30, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. In the same period ended September 30, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision reflects the application of the longstanding tax ruling through December 31, 2019 including a retroactive adjustment made to the preceding three-month period ended June 30, 2019 when the transition income tax provision was quantified at the full statutory income tax rate of 13.63% because at the time the canton of Vaud permitted the application of the longstanding tax ruling only through March 31, 2019. The retroactive adjustment resulted in a tax benefit of $5.9 million in the three months ended September 30, 2019. In addition, there was a discrete tax benefit of $4.0 million from adjusting deferred tax assets and liabilities in Switzerland in the three months ended September 30, 2019.

The change in the effective income tax rate for the six months ended September 30, 2020, compared to the same period ended September 30, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The Swiss income tax provision in the six months ended September 30, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. The income tax provision in the six months ended September 30, 2019 reflects the application of the longstanding tax ruling through December 31, 2019 as stated above. In the six months ended September 30, 2019, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland. Furthermore, there were discrete tax benefits of $5.8 million and $1.5 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2020, compared with $6.7 million and $1.8 million, respectively, in the six-month period ended September 30, 2019.

As of September 30, 2020 and March 31, 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $152.5 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

As of September 30, 2020 and March 31, 2020, the Company had $54.5 million and $40.8 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of September 30, 2020 and March 31, 2020, the Company had $4.8 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

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

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2020 (in thousands):

	September 30, 2020	March 31, 2020
Accounts receivable, net:
Accounts receivable	$973,523	$597,939
Allowance for doubtful accounts	(1,358)	(1,894)
Allowance for sales returns	(10,487)	(6,599)
Allowance for cooperative marketing arrangements	(40,396)	(38,794)
Allowance for customer incentive programs	(63,051)	(55,741)
Allowance for pricing programs	(107,482)	(100,168)
	$750,749	$394,743
Inventories:
Raw materials	$60,606	$56,052
Finished goods	334,102	173,197
	$394,708	$229,249
Other current assets:
Value-added tax receivables	$41,862	$33,616
Prepaid expenses and other assets	52,891	41,304
	$94,753	$74,920
Property, plant and equipment, net:
Property, plant and equipment at cost	$378,392	$346,506
Accumulated depreciation and amortization	(292,006)	(270,387)
	$86,386	$76,119
Other assets:
Deferred tax assets	$222,763	$240,528
Right-of-use assets	31,386	25,557
Trading investments for deferred compensation plan	24,559	20,085
Investments in privately held companies	46,942	45,949
Other assets	13,747	12,900
	$339,397	$345,019

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2020 (in thousands):

	September 30, 2020	March 31, 2020
Accrued and other current liabilities:
Accrued personnel expenses	$105,159	$104,423
Accrued sales return liability	28,990	30,267
Accrued customer marketing, pricing and incentive programs	143,597	130,220
Operating lease liability	12,868	10,945
Accrued freight and duty	27,954	13,284
Warranty accrual	27,303	25,905
Income taxes payable	40,884	8,823
Contingent consideration	29,000	23,284
Other current liabilities	126,222	107,873
	$541,977	$455,024
Other non-current liabilities:
Warranty accrual	$14,479	$14,134
Obligation for deferred compensation plan	24,559	20,085
Employee benefit plan obligations	63,837	61,303
Operating lease liability	23,017	19,536
Deferred tax liability	1,931	1,931
Other non-current liabilities	2,726	2,285
	$130,549	$119,274

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2020			March 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$301,090	$—	$—	$564,952	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$233	$—	$—	$846	$—	$—
Common stock	1,388	—	—	—	—	—
Money market funds	8,650	—	—	7,147	—	—
Mutual funds	14,288	—	—	12,092	—	—
Total of trading investments for deferred compensation plan	$24,559	$—	$—	$20,085	$—	$—

Currency exchange derivative assets included in other current assets	$—	$1,836	$—	$—	$129	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$—	$—	$—	$23,284
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$130	$—	$—	$719	$—

The following table summarizes the change in the fair value of the Company's contingent consideration balance during the six months ended September 30, 2020 (in thousands):

Six Months Ended September 30, 2020
Beginning of the period	$23,284
Change in fair value of contingent consideration	5,716
End of the period (1)	$29,000

(1) As of June 30, 2020, the earn-out period was completed. The earn-out payment of $29.0 million is based on the actual net sales of Streamlabs services and no longer subject to fair value measurement and was accordingly transferred out of Level 3. The expected earn-out payment is included in the accrued and other current liabilities of the unaudited condensed consolidated balance sheet.

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $24.6 million and $20.1 million, as of September 30, 2020 and March 31, 2020, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and six months ended September 30, 2020 and 2019 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

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

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $42.3 million and $42.1 million as of September 30, 2020 and March 31, 2020, respectively. There was no impairment of these assets during the three and six months ended September 30, 2020 or 2019.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of September 30, 2020 and March 31, 2020. There was no impairment of these assets during the three and six months ended September 30, 2020 or 2019.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. There was no impairment of these assets during the three and six months ended September 30, 2020 or 2019.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020.

The fair value of the Company’s derivative instruments was not material as of September 30, 2020 or March 31, 2020. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2020	2019
Cash flow hedges	$(1,059)	$2,380	$1,969	$(132)

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2020	2019
Cash flow hedges	$(3,426)	$1,437	$1,639	$(358)

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $155.5 million as of September 30, 2020 and $48.0 million as of March 31, 2020. The Company had $2.0 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2020, which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2020 and March 31, 2020 were $86.5 million and $64.7 million, respectively. Open forward and swap contracts outstanding as of September 30, 2020 and March 31, 2020 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the six months ended September 30, 2020 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2020 (in thousands):

As of March 31, 2020	$400,917
Currency translation	36
As of September 30, 2020	$400,953

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$45,570	$(22,097)	$23,473	$45,570	$(19,061)	$26,509
Developed technology	118,807	(83,481)	35,326	118,807	(77,126)	41,681
Customer contracts/relationships	90,610	(37,707)	52,903	90,610	(31,859)	58,751
Total	$254,987	$(143,285)	$111,702	$254,987	$(128,046)	$126,941

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $84.2 million as of September 30, 2020. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2020, the Company had outstanding bank guarantees of $22.9 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2020 or March 31, 2020.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and six months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Beginning of the period	$39,450	$35,814	$40,039	$34,229
Provision	9,494	8,509	14,883	17,044
Settlements	(7,541)	(6,727)	(13,702)	(13,704)
Currency translation	379	(374)	562	(347)
End of the period	$41,782	$37,222	$41,782	$37,222

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2020, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share buyback program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million shares of Logitech shares. This share buyback program expired in April 2020. The Company did not repurchase any of its registered shares during April 2020.

In May 2020, the Company's Board of Directors approved the 2020 share buyback program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2020, $227.6 million is still available for repurchase under the 2020 buyback program.

Dividends

During the three and six months ended September 30, 2020, the Company declared and paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per share, totaling $146.7 million on the Company's outstanding shares. During the three and six months ended September 30, 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per share, totaling $124.2 million on the Company's outstanding shares.

Any future dividends will be subject to approval of the Company's shareholders.

Additional Authorized and Conditional Shares

The Company has reserved conditional capital of 25,000,000 shares for potential issuance on the exercise of rights granted under the Company's employee equity incentive plans and additional conditional capital for financing purposes, representing the issuance of up to 25,000,000 shares to cover any conversion rights under a future convertible bond issuance. At the 2018 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 34,621,324 shares of the Company until September 5, 2020, which authority expired on that date. At the 2020 Annual General Meeting, the shareholders of the Company authorized the Board of Directors to issue up to an additional 17,310,662 shares of the Company until September 9, 2022.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Losses	Total
March 31, 2020	$(100,418)	$(20,016)	$(226)	$(120,660)
Other comprehensive income (loss)	2,706	889	(1,787)	1,808
September 30, 2020	$(97,712)	$(19,127)	$(2,013)	$(118,852)

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Pointing Devices	$169,121	$132,770	$289,590	$254,753
Keyboards & Combos	201,617	139,049	346,977	267,728
PC Webcams	102,469	28,748	163,320	56,876
Tablet & Other Accessories	83,086	33,847	129,134	72,186
Gaming	297,711	161,014	479,614	295,529
Video Collaboration	236,704	89,553	366,778	162,977
Mobile Speakers	43,581	57,232	72,590	107,648
Audio & Wearables	114,275	68,018	185,640	126,642
Smart Home	8,573	9,434	15,383	19,298
Other (1)	21	26	26	279
Total sales	$1,257,158	$719,691	$2,049,052	$1,363,916

(1) Other category includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Americas	$542,319	$296,837	$898,503	$590,282
EMEA	389,578	231,981	600,349	411,087
Asia Pacific	325,261	190,873	550,200	362,547
Total sales	$1,257,158	$719,691	$2,049,052	$1,363,916

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% and 2% of the Company's total consolidated sales for the three and six months ended September 30, 2020, respectively, and represented 4% and 3% of the Company's total consolidated sales for the three and six months ended September 30, 2019, respectively.

Two customers of the Company each represented 10% or more of the total consolidated sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	September 30, 2020	March 31, 2020
Americas	$23,080	$26,636
EMEA	6,257	5,052
Asia Pacific	57,049	44,431
Total property, plant and equipment, net	$86,386	$76,119

Property, plant and equipment, net in the United States and China were $22.9 million and $48.9 million, respectively, as of September 30, 2020, and $26.5 million and $36.6 million, respectively, as of March 31, 2020. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of September 30, 2020 or March 31, 2020. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $3.7 million and $2.3 million as of September 30, 2020 and March 31, 2020, respectively.

Note 13 — Subsequent Event

During October 2020, Logitech issued or reserved 397,763 shares out of treasury shares to former security holders of Streamlabs related to the achievement of certain net sales milestones during the earn-out period of contingent consideration in connection with the business acquisition. The issuances of such shares were deemed to be exempt from registration under the Securities Act, in reliance on Regulation D of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our new product introductions, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding the impact of COVID-19 on our business and results of operations, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, video collaboration, audio, pointing devices, wearables, remotes, microphones, streaming and other accessories and computer devices and related software and services, the interoperability of our products with third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. More than 35 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences when consuming, sharing and creating digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Ultimate Ears, Jaybird, and Blue Microphones. Our Company's website is www.logitech.com.

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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have issued orders that require the closure of non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has significantly curtailed global economic activity, caused significant volatility and disruption in global financial and commercial markets, and is likely to lead to recessionary pressures for an indeterminate amount of time. We are conducting our business with substantial modifications, such as employee remote work and travel limitations among other changes. We are continuing to actively monitor the situation and may take further actions that could alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders. It is not clear what the potential effects of COVID-19 or any such modifications or alterations may have on our business, results of operations, financial operations, financial condition and stock price.
During February 2020, following the initial outbreak of COVID-19 in China, we experienced disruptions to our manufacturing, supply chain and logistics services, resulting in temporary inventory declines and an increase in logistics costs. We continued to see disruptions to our supply chain and logistics services, inventory constraints and increased logistics costs during the remainder of the fourth quarter of fiscal year 2020 and the first and second quarters of fiscal year 2021 as we attempted to address the effects of COVID-19, including health-related issues, changing regulations, and increased demand for and depleted inventories of some of our products. At the same time, due to the ongoing shelter-at-home requirements or recommendations in many countries, there has been acceleration of the work-from-home, study-from-home, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that have led to increased sales and operating income. While it is not yet clear how long the positive demand dynamics will continue, we expect the increased logistics costs and other adverse effects on our gross margins from COVID-19 to continue through the remainder of fiscal year 2021. It is difficult to predict the progression, the duration and all of the effects of COVID-19, when business closure and shelter-at-home guidelines may be eased or lifted, and how consumer demand, inventory and logistical effects and costs may evolve over time, or the impact on our future sales and results of operations. Some of this impact will undoubtedly occur over multiple financial periods and may have a lag effect between periods, such as what we are able to manufacture in one period affecting sales, channel inventory or logistics costs in subsequent periods. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital resources" below and "Item IA: Risk Factors", including under the caption "The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and the Company's business, results of operations and financial condition could be adversely affected by the COVID-19 pandemic."
Summary of Financial Results

Our total sales for the three and six months ended September 30, 2020 increased 75% and 50%, respectively, compared to the three and six months ended September 30, 2019, due to stronger sales across all regions and several of our product categories from increased remote work and distance learning trends, related to various shelter-at-home mandates, as well as gaming from home, as a result of COVID-19. The results of operations for Streamlabs have been included in our consolidated statement of operations from the acquisition date.

Our sales for the three months ended September 30, 2020 increased 83%, 68%, and 70% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our sales for the six months ended September 30, 2020 increased 52%, 46%, and 52% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Our gross margin for the three months ended September 30, 2020 increased by 750 basis points to 45.3% from 37.8% for the three months ended September 30, 2019. Our gross margin for the six months ended September 30, 2020 increased by 520 basis points to 42.7% from 37.5% for the six months ended September 30, 2019. Our gross margin for both periods benefited from higher sales volume, continued restrained promotional spending, and favorable product mix, which more than offset the higher logistics operations costs and unfavorable currency exchange rates.

Operating expenses for the three months ended September 30, 2020 were $248.2 million, or 19.7% of sales, compared to $204.0 million, or 28.3% of sales in the same period of the prior fiscal year.

Operating expenses for the six months ended September 30, 2020 were $470.5 million, or 23.0% of sales, compared to $395.5 million, or 29.0% of sales in the same period of the prior fiscal year.

Net income for the three and six months ended September 30, 2020 was $266.9 million and $339.0 million, respectively, compared to $72.9 million and $118.3 million for the three and six months ended September 30, 2019, respectively.

Trends in Our Business

Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We see opportunities to deliver growth with products in all these markets. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  New PC shipments have been strong recently due to work-from-home and study-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work, distance learning, and telemedicine, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for other iPad models. Hybrid and distance learning environments have also created demand and growth opportunities for our education tablet keyboards and accessories.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social particularly as other recreational activities have been curtailed or restricted during shelter-at-home mandates. The new console refresh cycle during the holiday season of 2020 could drive subsequent growth opportunities over the coming years for our ASTRO family of headsets and controllers. We believe Logitech is well positioned to benefit from the overall gaming market growth. With ASTRO Gaming, we also strengthened our portfolio in adjacent categories, such as the console controller market. Our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market (VC) have never been more relevant than in today’s environment, as commercial and consumer adoption of video has seen explosive growth in recent months. Video meetings are on the rise, and companies increasingly want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We are also experiencing significant demand for our enterprise-grade VC webcams and headsets. We will continue to invest in select business-specific products (both hardware and software), targeted product marketing and sales channel development.

Music: The mobile speaker market has remained soft, and has further weakened as physical retail stores have been recently closed and the retail footprint has decreased significantly due to the COVID-19 pandemic. The integration of personal voice assistants has become increasingly competitive in the speaker categories, but the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in the past two years. In fiscal year 2020, the wireless headphone industry continued to flourish with strong revenue growth but has slowed in recent months due to physical retail store closures. The largest growth was in true wireless headphones while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. Blue Microphones has experienced strong demand as musicians, performers and streamers increasingly look to entertain and engage with their fans on various online platforms like YouTube, Twitch, and Facebook.
Smart Home: Our remote Harmony business declined substantially in fiscal year 2020, offset by growth in our Circle 2 family of security cameras. This trend continued during the first half of fiscal year 2021. In general, our Harmony and Circle 2 products are under pressure as the way people consume content is changing and as retail stores have been closed. The smart home market opportunity is broad and we will continue to explore other innovative experiences to drive growth in the Smart Home category.
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. It is not clear to what extent the COVID-19 pandemic will affect this pattern. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower in the first half of the fiscal year as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended September 30, 2020 compared with the critical accounting policies and estimates disclosed in Management's Discussions and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended September 30, 2020, approximately 50% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three and six months ended September 30, 2020 increased 75% and 50%, respectively, compared to the same period of the prior fiscal year, driven by sales increases in all regions and several of our product categories from increased remote work and distance learning trends, as a result of various shelter-at-home mandates. Strong sales growth in Video Collaboration, Gaming, PC Webcams, Keyboards & Combos, Audio PC & Wearables, Tablet and Other Accessories, and Pointing Devices was partially offset by a decline in sales for Mobile Speakers and Smart Home. If currency exchange rates had been constant in the three and six months ended September 30, 2020 and 2019, our constant dollar sales growth rate would have been 73% and 51%, respectively.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2020, compared with the three and six months ended September 30, 2019:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Americas	83%	52%	85%	54%
EMEA	68%	46%	63%	45%
Asia Pacific	70%	52%	69%	53%

Americas:

The increase in sales in our Americas region for both the three and six month periods was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales for Mobile Speakers and Smart Home.

EMEA:

The increase in sales in our EMEA region for both the three and six month periods was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales for Mobile Speakers and Smart Home.

Asia Pacific:

The increase in sales in our Asia Pacific region for both the three and six month periods was driven by all product categories.

Sales by Product Categories

Sales by product categories for the three and six months ended September 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Pointing Devices	$169,121	$132,770	27%	$289,590	$254,753	14%
Keyboards & Combos	201,617	139,049	45	346,977	267,728	30
PC Webcams	102,469	28,748	256	163,320	56,876	187
Tablet & Other Accessories	83,086	33,847	145	129,134	72,186	79
Gaming	297,711	161,014	85	479,614	295,529	62
Video Collaboration	236,704	89,553	164	366,778	162,977	125
Mobile Speakers	43,581	57,232	(24)	72,590	107,648	(33)
Audio & Wearables	114,275	68,018	68	185,640	126,642	47
Smart Home	8,573	9,434	(9)	15,383	19,298	(20)
Other (1)	21	26	(19)	26	279	(91)
Total sales	$1,257,158	$719,691	75%	$2,049,052	$1,363,916	50%

(1) Other category includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presenters.

Sales of Pointing Devices increased 27% and 14% in the three and six months ended September 30, 2020, respectively, compared to the same period of the prior fiscal year. The increases in both periods were primarily driven by the increase in sales for cordless and trackball mice, partially offset by a decline in sales of our presentation tools, as most conferences, events, and other large-scale presentations remained prohibited.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 45% and 30% in the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were driven by an increase in sales for our cordless keyboards and wireless keyboards/mice combos. The increase for the six month period was partially offset by a decline in sales for our living room keyboards and corded keyboards/mice combos.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales increased 256% and 187% in the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were across all product sub-categories, primarily driven by an increase in sales of our HD Pro Webcam C920, 1080 PRO Stream Webcam, Webcam C60, and Logitech Streamcam, partly due to more remote work adoption and distance learning.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products increased 145% and 79% in the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in the sales of our Rugged Folio keyboard cases for a newer generation of iPads and Slim Folio keyboard for iPad 7th generation, both introduced in the third quarter of fiscal year 2020, and our Powered Wireless Charging 3-in-1 Dock, introduced in the fourth quarter of fiscal year 2020, partly due to schools embracing various technology devices to better educate students in distance learning environments.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Gaming sales increased 85% and 62% for the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by increases in the sales of nearly all our product sub-categories, including Streamlabs services as a result of our business acquisition in the third quarter of fiscal year 2020.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 164% and 125% in the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by the sales of our MeetUp video conferencing camera, Rally Ultra-HD conference camera system, and BRIO 4K Pro Webcam, from continued deployment of video in the office as some countries started reopening work locations and employees started returning to work.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 24% and 33% for the three and six months ended September 30, 2020, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily driven by a decrease in the sales of our UE MEGABOOM, BOOM 3, MEGABOOM 3 and UE WONDERBOOM mobile speakers. The decreases were partially offset by sales from the introduction of our HYPERBOOM speaker in the fourth quarter of fiscal year 2020.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales increased 68% and 47% for the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by increases in the sales of both our corded and cordless headsets and Blue Microphones products, partially offset by a decline in the sales of our Jaybird products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales decreased 9% and 20% during the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to the decline in sales of our home video products, partially offset by an increase in sales of our Harmony remotes. The decrease for the six month period was primarily driven by an overall decline in sales of our Harmony remotes and our home video products.

Gross Profit

Gross profit for the three and six months ended September 30, 2020 and 2019 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$1,257,158	$719,691	75%	$2,049,052	$1,363,916	50%
Gross profit	$569,723	$272,076	109	$875,456	$511,052	71
Gross margin	45.3%	37.8%		42.7%	37.5%

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

Gross margin increased by 750 and 520 basis points for the three and six months ended September 30, 2020, respectively, compared to the same periods of the prior fiscal year. Gross margin benefited from higher sales volume, continued restrained promotional spending, and favorable product mix, which more than offset the higher logistics operations costs and unfavorable currency exchange rates.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2020		2019	2020		2019
Marketing and selling	$158,797		$134,155	$292,035		$257,188
% of sales	12.6%		18.6%	14.3%		18.9%
Research and development	53,379		41,964	103,104		84,207
% of sales	4.2%		5.8%	5.0%		6.2%
General and administrative	31,664		24,048	60,735		46,207
% of sales	2.5%		3.3%	3.0%		3.4%
Amortization of intangible assets and acquisition-related costs	4,331		4,218	8,940		7,814
% of sales	0.3%		0.6%	0.4%		0.6%
Change in fair value of contingent consideration for business acquisition	—		—	5,716		—
% of sales	—%		—%	0.3%		—%
Restructuring charges (credits), net	(1)		(364)	(54)		114
% of sales	—%	(1)	—%	—%	(1)	—%
Total operating expenses	$248,170		$204,021	$470,476		$395,530
% of sales	19.7%		28.3%	23.0%		29.0%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2020, marketing and selling expenses increased $24.6 million and $34.8 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, partly from the Streamlabs acquisition and increased performance-based variable compensation, partially offset by lower marketing-related expenses.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and six months ended September 30, 2020, research and development expenses increased $11.4 million and $18.9 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three and six months ended September 30, 2020, general and administrative expenses increased $7.6 million and $14.5 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs and increased share-based compensation.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended, September 30, 2020, amortization of intangible assets and acquisition-related costs increased $0.1 million and $1.1 million, respectively, compared to the same period of the prior fiscal year. The increase for the six months ended September 30, 2020 was primarily driven by amortization of the intangible assets acquired through the Streamlabs acquisition in the third quarter of fiscal year 2020.

Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration was $5.7 million for the six months ended September 30, 2020, primarily due to growth in Streamlabs' net sales and the achievement of the net sales targets during the six-month earn-out period.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended September 30, 2020 and 2019 was as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Investment income related to a deferred compensation plan	$1,779	$202	$3,335	$791
Currency exchange gain (loss), net	1,669	(319)	1,726	499
Loss on investments	(2,693)	(274)	(2,519)	(63)
Other	394	281	636	524
Total	$1,149	$(110)	$3,178	$1,751

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

Loss on investments represents the unrealized loss from the fair value change on the available-for-sale securities and equity-method investments during the periods presented.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes and effective tax rates for the three and six months ended September 30, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Provision for (benefit from) income taxes	$56,301	$(2,598)	$70,304	$3,938
Effective income tax rate	17.4%	(3.7)%	17.2%	3.2%

The change in the effective income tax rate for the three months ended September 30, 2020, compared to the same period ended September 30, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. The Swiss income tax provision in the three months ended September 30, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. In the same period ended September 30, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision reflects the application of the longstanding tax ruling through December 31, 2019, including a retroactive adjustment made to the preceding three-month period ended June 30, 2019 when the transition income tax provision was quantified at the full statutory income tax rate of 13.63% because at the time the canton of Vaud permitted the application of the longstanding tax ruling only through March 31, 2019. The retroactive adjustment resulted in a tax benefit of $5.9 million in the three months ended September 30, 2019. In addition, there was a discrete tax benefit of $4.0 million from adjusting deferred tax assets and liabilities in Switzerland in the three months ended September 30, 2019.

The change in the effective income tax rate for the six months ended September 30, 2020, compared to the same period ended September 30, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. The Swiss income tax provision in the six months ended September 30, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. The income tax provision in the six months ended September 30, 2019 reflects the application of the longstanding tax ruling through December 31, 2019 as stated above. In the six months ended September 30, 2019, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland. Furthermore, there were discrete tax benefits of $5.8 million and $1.5 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2020, compared with $6.7 million and $1.8 million, respectively, in the six-month period ended September 30, 2019.

As of September 30, 2020 and March 31, 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $152.5 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $917.2 million, compared to $715.6 million as of March 31, 2020. As of September 30, 2020, 51% of the cash and cash equivalents were held in Switzerland, 21% were held in Germany, and 15% were held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has already been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The increase in cash and cash equivalents for the six months ended September 30, 2020, was primarily due to an increase in net cash provided by operating activities and proceeds from exercises of stock options and purchase rights, partially offset by payment of cash dividends, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units, and shares repurchased under our share buyback program.

As of September 30, 2020, our working capital was $952.6 million, compared to $700.3 million as of March 31, 2020. The increase was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and higher other current assets, partially offset by higher accounts payable and accrued and other current liabilities. Our working capital increased by $330.2 million compared to $622.4 million as of September 30, 2019, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and higher other current assets, partially offset by higher accounts payable and accrued and other current liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $84.2 million as of September 30, 2020. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2020, we had outstanding bank guarantees of $22.9 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$398,519	$143,019
Net cash used in investing activities	(30,539)	(18,582)
Net cash used in financing activities	(168,837)	(150,884)
Effect of exchange rate changes on cash and cash equivalents	2,512	(3,605)
Net increase (decrease) in cash and cash equivalents	$201,655	$(30,052)

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2020 and 2019 (Dollars in thousands):

	As of September 30,
	2020	2019
Accounts receivable, net	$750,749	$465,969
Accounts payable	$662,873	$411,043
Inventories	$394,708	$338,314

	Three Months Ended September 30,
	2020	2019
Days sales in accounts receivable (“DSO”) (Days) (1)	54	58
Days accounts payable outstanding (“DPO”) (Days) (2)	87	83
Inventory turnover (“ITO”) (x)(3)	7.0	5.3

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

DSO for the three months ended September 30, 2020 decreased by 4 days to 54 days, compared to 58 days for the same period of the prior fiscal year, primarily due to timing of sales, customer payments and sales linearity.

DPO for the three months ended September 30, 2020 increased by 4 days, compared to 83 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended September 30, 2020 increased by 1.7, compared to 5.3 for the same period of the prior fiscal year, primarily due to higher sales growth as a result of higher demand for certain of our products due to the COVID-19 impact.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the six months ended September 30, 2020, we generated $398.5 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, from change in fair value of contingent considerations, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases, in anticipation of continued high demand for certain of our products, during the six months ended September 30, 2020. The increase in accounts payable was primarily driven by the timing of purchases and related payments.

Net cash used in investing activities was $30.5 million, primarily due to $27.8 million of purchases of property, plant and equipment.

Net cash used in financing activities was $168.8 million, primarily due to the $146.7 million payment of a cash dividend, $22.5 million used for repurchases of our registered shares, and $25.7 million for tax withholdings related to net share settlements of restricted stock units, partially offset by $26.1 million in proceeds received from exercises of stock options and purchase rights.

During the six months ended September 30, 2020, there was a $2.5 million gain from currency exchange rate effect on cash and cash equivalents, compared to a loss of $3.6 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the six months ended September 30, 2020 was primarily due to the strengthening of the Australian Dollar, Chinese Renminbi, and Japanese Yen against the U.S. Dollar by 15%, 4%, and 3%, respectively, during the period. The loss from effect of currency exchange rate changes during the six months ended September 30, 2019 was primarily due to the weakening of the Euro, Chinese Renminbi and Brazilian Real against the U.S.Dollar by 3%, 5%, and 7%, respectively.

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
In fiscal year 2021, we paid an annual cash dividend of CHF 134.0 million (U.S. Dollar amount of $146.7 million) out of fiscal year 2020 retained earnings. In fiscal year 2020, we paid an annual cash dividend of CHF 121.8 million (U.S. Dollar amount of $124.2 million) out of fiscal year 2019 retained earnings. Any future dividends will be subject to the approval of our shareholders.
In May 2020, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share buyback program. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of September 30, 2020, $227.6 million is still available for repurchase under the 2020 share buyback program.
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

Purchase Commitments

As of September 30, 2020, we had non-cancelable purchase commitments of $628.6 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, as well as due to strong sales growth in the six months ended September 30, 2020 and the reduced level of our customers’ inventories, the majority of which are expected to be fulfilled within the next 12 months. The increase of inventory purchase commitment from March 31, 2020 is to replenish the inventory due to business growth as well as a mitigation of supply constraint in the fourth quarter of fiscal year 2020. Non-cancelable purchase commitments for capital expenditures primarily relate to commitments for tooling for new and existing products, computer hardware, leasehold and improvements. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2020, the liability for these purchase commitments was $8.4 million and is recorded in accrued and other current liabilities. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.

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

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2020, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended September 30, 2020, approximately 50% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $23.6 million and $11.8 million as of September 30, 2020 and March 31, 2020, respectively. The adverse effect as of September 30, 2020 and March 31, 2020 is after consideration of the offsetting effect of approximately $8.6 million and $5.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of September 30, 2020 and March 31, 2020, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $15.5 million and $4.8 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
The COVID-19 pandemic has led to evolving changes in our supply, operations, logistics and related expenses and use patterns and demand for certain of our products that may not recur or be sustainable in future periods, as well as uncertainty in global macroeconomic conditions.

•
We engage in acquisitions and divestitures, and such activity varies from period to period. Such variance may affect our growth, our previous outlook and expectations, and comparisons of our operating results and financial statements between periods.

•
We are continuously attempting to simplify our organization, to reduce operating costs through expense reduction and at times through global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we expand from PC accessories to growth opportunities in accessories and other products and services for creativity and productivity, gaming, video collaboration, mobile devices, music, digital home and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and the success or failure of such efforts may cause our operating results to fluctuate and to be difficult to predict.

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

As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of new and existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products and services or the integration of new technology into new or existing products and services could adversely affect our business, results of operations, operating cash flows and financial condition.

Our future growth will depend on our diversified product growth opportunities, and if we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results could be adversely affected.

We have historically targeted peripherals for the PC platform. Consumer demand for PCs, especially in our traditional, mature markets such as North America, Western and Nordic Europe, Japan and Australia, has been declining or flat for several years and, despite work-from-home and distance learning trends that have caused PC shipments to increase recently, such downward trends may continue in the future. This has put pressure on consumer demand for PC peripherals in many of our markets and may cause sales growth of our PC peripherals to slow and, in some cases, decline. We expect this trend may continue.

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

As a result, we are attempting to diversify our product category portfolio and focusing more of our attention, which may include personnel, financial resources and management attention, on product innovations and growth opportunities, including products and services for gaming, for video collaboration, for the consumption of digital music, for the digital home, and on other potential growth opportunities in addition to our PC peripherals product categories. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons including those described below.

Creativity & Productivity. Our pointing devices, keyboards, webcams and other PC peripherals have continued to see some growth as a result of work-from-home and distance learning trends, consumers refreshing their existing PCs, product innovation and new consumer trends, such as social content creation. If these trends and other growth drivers do not continue, or result in erratic periods of growth, our results of operations could be more susceptible to the trends in PCs and our business and our results could be adversely affected.

Gaming. We are building a diverse business that features a variety of gaming peripherals and services. The rapidly evolving and changing market and increasing competition increase the risk that we do not allocate our resources in line with the market and our business and our results of operations could be adversely affected.

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

The peripherals industry is intensely competitive. Most of our product categories are characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our product markets. Many of our competitors have broad product portfolios across several of our product categories and are able to use the strength of their brands to move into adjacent categories. Our competitors have the ability to bring new products to market quickly and at competitive prices. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from promotional activities to a pull strategy, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

In recent years, we have expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony, Samsung and others, have greater financial, technical, sales, marketing and other resources than we have.

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

PC Webcams. Our primary competitors for PC webcams are Microsoft and other manufacturers taking smaller market share such as Razer, AVer, and Elecom.

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

Music

Mobile Speakers.  Our competitors for Bluetooth wireless speakers include Bose, JBL/Harman (owned by Samsung) and Beats (owned by Apple) among others. JBL/Harman is our largest competitor. Apple's ownership of Beats may impact our access to shelf space in Apple retail stores. Personal voice assistants and other devices that offer music, such as Sonos, Amazon's Echo, Google Home and Apple HomePod also compete with our products. Amazon is also a significant customer of our products.

Audio & Wearables. For PC speakers, our competitors include Bose, Cyber Acoustics, Phillips, Creative Labs, Apple and Samsung, among others. For PC headset, we face numerous competitors, including Plantronics and GN Netcom/Jabra, among others. In-ear headphones competitors include Beats, Bose, Apple, Sony, JBL and Sennheiser, among others. Our competitors for Blue Microphones products include Rode, Audio-Technica, Samson, Shure, Razer and Apogee, among others.

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

The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and it could adversely affect the Company’s business, results of operations and financial condition.

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
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and adversely affected, and could in the future adversely affect, our business and operations, our customers and our partners. Starting with the initial outbreak of the virus in China and as it has spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, and in some cases increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. In order to renew manufacturing at our own facility, we have quarantined employees and re-engineered our manufacturing operations with diminished capacity. Sales of our products have also been impeded by closures of retail stores and disruptions in other channel partner points of sale.
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
Since the onset of the COVID-19 pandemic, it has had mixed effects on our results of operations, and it may continue to have mixed or adverse effects. Its effects on the use patterns and demand for certain of our products may not be sustainable or may lead to increased competition in certain of our product markets. COVID-19 also may have the effect of heightening many of the other risks described under this heading “Risk Factors”. We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is currently uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the development and availability of effective treatments an vaccines, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

Our access to third-party platforms may require paying a royalty, which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory, lower margins, lost investment in time and expense, or lost opportunity cost.

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

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior managers or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability (the risk of which has been underscored during the COVID-19 pandemic), we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

Changes in trade policy, including tariffs and the tariffs focused on China in particular, and currency exchange rates also have adverse impacts on our gross margins. The COVID-19 pandemic is putting pressure on our gross margins as well as causing us to face uncertain product demand and incur increased air freight and other costs to fulfill sell through demand, replenish channel inventory, and maintain shelf presence and market share.

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

We use sell-through data, which represents sales of our products by our direct retailer and e-tailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. The customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. In addition, we rely on channel inventory data from our sales channel partners. If we do not receive this information on a timely and accurate basis, if this information is not accurate, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.

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

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

•Higher credit risks;

•Variations in VAT (value-added tax) or VAT reimbursement;

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended September 30, 2020, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. On May 19, 2019, the voters in Switzerland approved the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform in response to certain guidance and demands from both the European Union and the Organization for Economic Co-operation and Development. TRAF mandates reforms in the cantonal tax law that were enacted by the canton of Vaud on March 10, 2020 and took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. See "Note 7 - Income Taxes" in our fiscal year 2020 Form 10-K for more information. The canton’s tax authority is primarily delegated by the

Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged, that the patent rights granted will not provide competitive advantages to us, or that any of our pending or future patent applications will not be granted, maintained or enforced. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property. Also, others may independently develop similar technology, duplicate our products, or design around our patents or other intellectual property rights. Unauthorized parties have copied and may in the future attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Any of these events could adversely affect our business, financial condition and operating results.

Product quality issues could adversely affect our reputation, business and operating results.

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

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems have been subject to or threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. Moreover, due to the COVID-19 pandemic, there is an increased risk that we may experience security breach related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our products and services, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. For example, the European Union adopted the General Data Protection Regulation (GDPR), which is applicable to us and to all companies processing data of European Union residents, became effective in May 2018 and imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR has been made more difficult by the recent invalidity of the U.S.-European Union Privacy Shield. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, allocation of additional resources, liabilities or negative publicity that could adversely affect our business.

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.

In connection with Section 404 of the Sarbanes-Oxley Act and as recently as our audited financial statements for the fiscal year ended March 31, 2017, we have identified in the past and may, from time-to-time in the future, identify issues with our internal controls and deficiencies in our internal control over financial reporting. Certain of those material weaknesses resulted in late filings of and an amendment to our periodic reports and in restatements of our financial results. A material weakness indicates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, we could be subject to litigation, whether meritorious or not, remediation efforts could be time consuming, costly and/or divert significant operational resources, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2021, the following approved share buyback program was in place (in thousands):

Share Buyback Program	Shares Approved	Approved Amounts
May 2020	17,311	$250,000
The following table presents certain information related to purchases made by Logitech of its equity securities under the May 2020 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended September 30, 2020		CHF (LOGN)	USD (LOGI)
Month 1
June 27, 2020 to July 24, 2020	—	$—	$—	$250,000
Month 2
July 25, 2020 to August 21, 2020				227,635
Nasdaq	166		72.83
SIX	146	64.43
Month 3
August 22, 2020 to September 25, 2020	—	—	—	227,635
	312	$—	$—	$227,635
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1		Articles of Incorporation of Logitech International S.A., as amended

10.2	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020, incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 23, 2020.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

October 22, 2020	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

October 22, 2020	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer