Form 10-Q
period 2020-12-31
LOGITECH INTERNATIONAL S.A.
filed 2021-01-21
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 6, 2021, there were 168,921,326 shares of the Registrant’s share capital outstanding.

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

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2021 ended on December 25, 2020. The same quarter in the prior fiscal year ended on December 27, 2019. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
The term “sales” means net sales, except as otherwise specified.
Our Internet website and the information contained, incorporated or referenced therein do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$1,667,302	$902,687	$3,716,354	$2,266,603
Cost of goods sold	914,851	564,283	2,082,088	1,410,605
Amortization of intangible assets	3,441	3,951	9,800	10,493
Gross profit	749,010	334,453	1,624,466	845,505

Operating expenses:
Marketing and selling	204,485	134,950	496,520	392,138
Research and development	53,910	43,292	157,014	127,499
General and administrative	37,606	22,344	98,341	68,551
Amortization of intangible assets and acquisition-related costs	4,946	5,084	13,886	12,898
Change in fair value of contingent consideration for business acquisition	—	—	5,716	—
Restructuring charges (credits), net	—	(45)	(54)	69
Total operating expenses	300,947	205,625	771,423	601,155

Operating income	448,063	128,828	853,043	244,350
Interest income	311	2,063	1,444	7,006
Other income, net	6,483	1,101	9,661	2,852
Income before income taxes	454,857	131,992	864,148	254,208
Provision for income taxes	72,334	14,467	142,638	18,405
Net income	$382,523	$117,525	$721,510	$235,803

Net income per share:
Basic	$2.26	$0.70	$4.28	$1.41
Diluted	$2.22	$0.69	$4.21	$1.39

Weighted average shares used to compute net income per share:
Basic	169,050	167,063	168,448	166,678
Diluted	172,587	169,685	171,378	169,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$382,523	$117,525	$721,510	$235,803
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	19,500	1,736	23,944	(2,639)
Reclassification of currency translation loss included in other income, net	—	—	(1,738)	—
Defined benefit plans:
Net loss and prior service costs, net of taxes	(863)	(231)	(319)	(274)
Amortization included in other income, net	178	53	523	160
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(6,326)	(1,381)	(9,752)	56
Reclassification of hedging loss included in cost of goods sold	3,446	(739)	5,085	(1,097)
Total other comprehensive income (loss)	15,935	(562)	17,743	(3,794)
Total comprehensive income	$398,458	$116,963	$739,253	$232,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,388,743	$715,566
Accounts receivable, net	894,937	394,743
Inventories	476,802	229,249
Other current assets	117,741	74,920
Total current assets	2,878,223	1,414,478
Non-current assets:
Property, plant and equipment, net	96,683	76,119
Goodwill	400,993	400,917
Other intangible assets, net	103,314	126,941
Other assets	333,733	345,019
Total assets	$3,812,946	$2,363,474
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$811,786	$259,120
Accrued and other current liabilities	704,573	455,024
Total current liabilities	1,516,359	714,144
Non-current liabilities:
Income taxes payable	60,799	40,788
Other non-current liabilities	134,021	119,274
Total liabilities	1,711,179	874,206
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31 and March 31, 2020
Additional shares that may be issued out of conditional capitals — 50,000 at December 31 and March 31, 2020
Additional shares that may be issued out of authorized capital — 17,311 at December 31 and 34,621 at March 31, 2020
Additional paid-in capital	108,140	75,097
Shares in treasury, at cost — 4,243 at December 31, 2020 and 6,210 at March 31, 2020	(198,435)	(185,896)
Retained earnings	2,264,831	1,690,579
Accumulated other comprehensive loss	(102,917)	(120,660)
Total shareholders’ equity	2,101,767	1,489,268
Total liabilities and shareholders’ equity	$3,812,946	$2,363,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$721,510	$235,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,010	32,154
Amortization of intangible assets	23,627	21,958
Loss on investments	4,692	772
Share-based compensation expense	64,714	40,301
Deferred income taxes	37,683	480
Change in fair value of contingent consideration for business acquisition	5,716	—
Other	(1,670)	(1,012)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(476,804)	(147,292)
Inventories	(239,378)	(15,170)
Other assets	(53,281)	2,866
Accounts payable	541,024	155,190
Accrued and other liabilities	264,576	(1,896)
Net cash provided by operating activities	928,419	324,154
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,163)	(28,667)
Investment in privately held companies	(3,525)	(310)
Acquisitions, net of cash acquired	(360)	(91,569)
Proceeds from the sale of property, plant and equipment	—	1,037
Proceeds from return of strategic investments	2,934	—
Purchases of trading investments	(10,672)	(3,071)
Proceeds from sales of trading investments	11,332	3,139
Net cash used in investing activities	(46,454)	(119,441)
Cash flows from financing activities:
Payment of cash dividends	(146,705)	(124,180)
Purchases of registered shares	(72,725)	(15,127)
Proceeds from exercises of stock options and purchase rights	29,709	11,540
Tax withholdings related to net share settlements of restricted stock units	(29,475)	(23,096)
Net cash used in financing activities	(219,196)	(150,863)
Effect of exchange rate changes on cash and cash equivalents	10,408	(2,320)
Net increase in cash and cash equivalents	673,177	51,530
Cash and cash equivalents, beginning of the period	715,566	604,516
Cash and cash equivalents, end of the period	$1,388,743	$656,046
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$14,663	$4,871
Non-cash contingent consideration for acquisition	$28,463	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended December 31, 2019

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2019	173,106	$30,148	$50,913	6,203	$(163,728)	$1,359,134	$(108,930)	$1,167,537
Total comprehensive income	—	—	—	—	—	117,525	(562)	116,963
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,551)	(213)	3,191	—	—	1,640
Issuance of shares upon vesting of restricted stock units	—	—	(3,535)	(89)	1,347	—	—	(2,188)
Share-based compensation	—	—	13,841	—	—	—	—	13,841
December 31, 2019	173,106	$30,148	$59,668	5,901	$(159,190)	$1,476,659	$(109,492)	$1,297,793

Nine Months Ended December 31, 2019

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	235,803	(3,794)	232,009
Purchases of registered shares	—	—	—	389	(15,127)	—	—	(15,127)
Sales of shares upon exercise of stock options and purchase rights	—	—	2,607	(604)	8,933	—	—	11,540
Issuance of shares upon vesting of restricted stock units	—	—	(39,902)	(1,128)	16,806	—	—	(23,096)
Share-based compensation	—	—	40,308	—	—	—	—	40,308
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
December 31, 2019	173,106	$30,148	$59,668	5,901	$(159,190)	$1,476,659	$(109,492)	$1,297,793

Three Months Ended December 31, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963
Total comprehensive income	—	—	—	—	—	382,523	15,935	398,458
Purchases of registered shares	—	—	—	603	(50,271)	—	—	(50,271)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,733)	(250)	6,376	—	—	3,643
Issuance of shares upon vesting of restricted stock units	—	—	(5,833)	(77)	2,102	—	—	(3,731)
Issuance of shares for contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	19,242	—	—	—	—	19,242
December 31, 2020	173,106	$30,148	$108,140	4,243	$(198,435)	$2,264,831	$(102,917)	$2,101,767

Nine Months Ended December 31, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	721,510	17,743	739,253
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(553)	—	(553)
Purchases of registered shares	—	—	—	915	(72,725)	—	—	(72,725)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,368)	(1,461)	31,077	—	—	29,709
Issuance of shares upon vesting of restricted stock units	—	—	(48,968)	(1,031)	19,493	—	—	(29,475)
Issuance of shares for contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	64,532	—	—	—	—	64,532
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
December 31, 2020	173,106	$30,148	$108,140	4,243	$(198,435)	$2,264,831	$(102,917)	$2,101,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A, together with its consolidated subsidiaries, (Logitech or the Company) designs, manufactures and markets products that have an everyday place in people's lives, connecting them to the digital experiences they care about. Almost 40 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud.
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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the nine months ended December 31, 2020 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus (COVID-19). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the three and nine months ended December 31, 2020, the COVID-19 pandemic had mixed effects on the Company’s results of operations, and it may continue to have mixed or adverse effects. While there was high demand for and consumption of certain of our products that led to increased sales and operating income during the three and nine months ended December 31, 2020, at the same time the Company experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2020 and December 31, 2019 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$382,523	$117,525	$721,510	$235,803

Shares used in net income per share computation:
Weighted average shares outstanding - basic	169,050	167,063	168,448	166,678
Effect of potentially dilutive equivalent shares	3,537	2,622	2,930	2,495
Weighted average shares outstanding - diluted	172,587	169,685	171,378	169,173

Net income per share:
Basic	$2.26	$0.70	$4.28	$1.41
Diluted	$2.22	$0.69	$4.21	$1.39

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plan ("ESPP") rights totaling 0.3 million and 1.8 million for the three months ended December 31, 2020 and 2019, respectively, and 0.4 million and 1.8 million for the nine months ended December 31, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2020, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) (2006 ESPP), the 1996 Employee Share Purchase Plan (U.S.), as amended and restated (1996 ESPP), the 2006 Stock Incentive Plan, as amended and restated (2006 Plan), and the 2012 Stock Inducement Equity Plan (2012 Plan).

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of goods sold	$1,747	$1,210	$4,919	$3,552
Marketing and selling	8,390	6,216	27,559	20,016
Research and development	3,482	2,242	10,348	6,644
General and administrative	6,195	4,163	21,888	10,089
Total share-based compensation expense	19,814	13,831	64,714	40,301
Income tax benefit	(3,471)	(3,135)	(15,540)	(12,658)
Total share-based compensation expense, net of income tax benefit	$16,343	$10,696	$49,174	$27,643

The income tax benefit in the respective period primarily consists of tax benefit related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of December 31, 2020 and 2019, the balance of capitalized share-based compensation included in inventory was $1.0 million and $0.9 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $2.9 million and $2.3 million for the three months ended December 31, 2020 and 2019, respectively, and $8.3 million and $7.1 million for the nine months ended December 31, 2020 and 2019, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The canton of Vaud enacted the Federal Act on Tax Reform and AHV Financing ("TRAF"), a major reform to better align the Swiss tax system with international tax standards, on March 10, 2020 that took effect as of January 1, 2020. The longstanding tax ruling from the canton of Vaud was applicable through December 31, 2019.

The income tax provision for the three months ended December 31, 2020 was $72.3 million based on an effective income tax rate of 15.9% of pre-tax income, compared to an income tax provision of $14.5 million based on an effective income tax rate of 11.0% of pre-tax income for the three months ended December 31, 2019. The income tax provision for the nine months ended December 31, 2020 was $142.6 million based on an effective income tax rate of 16.5% of pre-tax income, compared to an income tax provision of $18.4 million based on an effective income tax rate of 7.2% of pre-tax income for the nine months ended December 31, 2019.

The change in the effective income tax rate for the three and nine months ended December 31, 2020, compared to the same periods ended December 31, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. The Swiss income tax provision in the three and nine months ended December 31, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. In the same periods ended December 31, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision reflects the application of the longstanding tax ruling through December 31, 2019. Furthermore, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland in the nine months ended December 31, 2019. There were discrete tax benefits of $7.2 million and $2.9 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2020, compared with $6.0 million and $2.7 million, respectively, in the nine-month period ended December 31, 2019.

As of December 31, 2020 and March 31, 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $158.8 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

As of December 31, 2020 and March 31, 2020, the Company had $60.8 million and $40.8 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of December 31, 2020 and March 31, 2020, the Company had $4.7 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2021, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.4 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
Accounts receivable, net:
Accounts receivable	$1,196,050	$597,939
Allowance for doubtful accounts	(1,328)	(1,894)
Allowance for sales returns	(14,665)	(6,599)
Allowance for cooperative marketing arrangements	(53,387)	(38,794)
Allowance for customer incentive programs	(91,863)	(55,741)
Allowance for pricing programs	(139,870)	(100,168)
	$894,937	$394,743
Inventories:
Raw materials	$94,748	$56,052
Finished goods	382,054	173,197
	$476,802	$229,249
Other current assets:
Value-added tax receivables	$60,746	$33,616
Prepaid expenses and other assets	56,995	41,304
	$117,741	$74,920
Property, plant and equipment, net:
Property, plant and equipment at cost	$392,478	$346,506
Accumulated depreciation and amortization	(295,795)	(270,387)
	$96,683	$76,119
Other assets:
Deferred tax assets	$219,145	$240,528
Right-of-use assets	31,532	25,557
Trading investments for deferred compensation plan	24,056	20,085
Investments in privately held companies	44,634	45,949
Other assets	14,366	12,900
	$333,733	$345,019

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
Accrued and other current liabilities:
Accrued personnel expenses	$138,735	$104,423
Accrued sales return liability	33,540	30,267
Accrued customer marketing, pricing and incentive programs	163,335	130,220
Operating lease liability	12,620	10,945
Accrued freight and duty	43,477	13,284
Warranty accrual	32,128	25,905
Income taxes payable	81,547	8,823
Contingent consideration	537	23,284
Other current liabilities	198,654	107,873
	$704,573	$455,024
Other non-current liabilities:
Warranty accrual	$15,464	$14,134
Obligation for deferred compensation plan	24,056	20,085
Employee benefit plan obligations	66,420	61,303
Operating lease liability	22,537	19,536
Deferred tax liability	1,931	1,931
Other non-current liabilities	3,613	2,285
	$134,021	$119,274

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2020			March 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$465,838	$—	$—	$564,952	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$75	$—	$—	$846	$—	$—
Common stock	1,544	—	—	—	—	—
Money market funds	7,147	—	—	7,147	—	—
Mutual funds	15,290	—	—	12,092	—	—
Total of trading investments for deferred compensation plan	$24,056	$—	$—	$20,085	$—	$—

Currency exchange derivative assets included in other current assets	$—	$—	$—	$—	$129	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$—	$—	$—	$23,284
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$4,523	$—	$—	$719	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during the nine months ended December 31, 2020 (in thousands):

Nine Months Ended December 31, 2020
Beginning of the period	$23,284
Change in fair value of contingent consideration	5,716
Settlement of contingent consideration	(28,463)
End of the period (1)	$537
(1) As of June 30, 2020, the earn-out period was completed in connection with our acquisition of Streamlabs (defined below). The earn-out payment of $29.0 million is based on the actual net sales of Streamlabs services during the earn-out period and is no longer subject to fair value measurement and was accordingly transferred out of Level 3. During the third quarter of 2021, the fair value of $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining amount of $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $24.1 million and $20.1 million, as of December 31, 2020 and March 31, 2020, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and nine months ended December 31, 2020 and 2019 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisition

On October 31, 2019 (the "Streamlabs Acquisition Date"), the Company acquired all of the equity interests of General Workings, Inc. ("Streamlabs"). In connection with the acquisition of Streamlabs, the Company agreed to pay a total earn out payment of $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020.

The fair value of the earn-out as of the Streamlabs Acquisition Date was $0.04 million, and increased to $23.3 million as of March 31, 2020, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met and times the value of the earn-out payment, and discounted at the risk-free rate. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. The fair value of the contingent consideration no longer needs to be remeasured after June 30, 2020, as the earn-out period has been completed.

During the third quarter of fiscal 2021, Logitech issued 390,397 shares out of treasury shares to former security holders of Streamlabs, in satisfaction of payment of the contingent consideration that was earned during the earn-out period of January 1, 2020 through June 30, 2020. The issuances of such shares were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance on Regulation D of the Securities Act as transactions by an issuer not involving a public offering.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $39.9 million and $42.1 million as of December 31, 2020 and March 31, 2020, respectively. Unrealized gains (losses) related to equity investments for the three and nine months ended December 31, 2020 and 2019 were not material and are included in other income, net in the Company's condensed consolidated statements of operations. There was no impairment of these assets during the three and nine months ended December 31, 2020 or 2019.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of December 31, 2020 and March 31, 2020. There was no impairment of these assets during the three and nine months ended December 31, 2020 or 2019.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. There was no impairment of these assets during the three and nine months ended December 31, 2020 or 2019.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020.

The fair value of the Company’s derivative instruments was not material as of December 31, 2020 or March 31, 2020. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2020	2019
Cash flow hedges	$(6,326)	$(1,381)	$3,446	$(739)

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2020	2019	2020	2019
Cash flow hedges	$(9,752)	$56	$5,085	$(1,097)

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $166.1 million as of December 31, 2020 and $48.0 million as of March 31, 2020. The Company had $4.9 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2020, which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2020 and March 31, 2020 were $157.2 million and $64.7 million, respectively. Open forward and swap contracts outstanding as of December 31, 2020 and March 31, 2020 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwan New Dollars and Australian Dollars to be settled at future dates at pre-determined exchange rates.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill as of December 31, 2020 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, growth in the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2020 (in thousands):

As of March 31, 2020	$400,917
Currency translation	76
As of December 31, 2020	$400,993
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$45,570	$(23,615)	$21,955	$45,570	$(19,061)	$26,509
Developed technology	118,807	(86,922)	31,885	118,807	(77,126)	41,681
Customer contracts/relationships	90,610	(41,136)	49,474	90,610	(31,859)	58,751
Total	$254,987	$(151,673)	$103,314	$254,987	$(128,046)	$126,941

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $82.6 million as of December 31, 2020. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2020, the Company had outstanding bank guarantees of $37.8 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2020 or March 31, 2020.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Beginning of the period	$41,782	$37,222	$40,039	$34,229
Provision	13,692	9,608	28,575	26,652
Settlements	(8,371)	(6,840)	(22,073)	(20,544)
Currency translation	489	187	1,051	(160)
End of the period	$47,592	$40,177	$47,592	$40,177

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2020, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In May 2020, the Company's Board of Directors approved the 2020 share buyback program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share buyback program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2020, $177.6 million is still available for repurchase under the 2020 buyback program.

Dividends

During the three and nine months ended December 31, 2020, the Company declared and paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per share, totaling $146.7 million on the Company's outstanding shares. During the three and nine months ended December 31, 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per share, totaling $124.2 million on the Company's outstanding shares.

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Losses	Total
March 31, 2020	$(100,418)	$(20,016)	$(226)	$(120,660)
Other comprehensive income (loss)	22,206	204	(4,667)	17,743
December 31, 2020	$(78,212)	$(19,812)	$(4,893)	$(102,917)

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Pointing Devices	$213,638	$154,540	$503,228	$409,293
Keyboards & Combos	218,269	156,333	565,246	424,061
PC Webcams	131,700	32,165	295,020	89,041
Tablet & Other Accessories	138,052	31,256	267,186	103,442
Gaming (1)	436,426	245,736	916,040	541,265
Video Collaboration	292,500	91,964	659,278	254,941
Mobile Speakers	72,566	92,969	145,156	200,617
Audio & Wearables	152,952	81,934	338,592	208,576
Smart Home	10,593	15,790	25,976	35,088
Other (2)	606	—	632	279
Total sales	$1,667,302	$902,687	$3,716,354	$2,266,603

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Americas	$704,718	$380,493	$1,603,221	$970,775
EMEA	547,044	308,907	1,147,393	719,994
Asia Pacific	415,540	213,287	965,740	575,834
Total sales	$1,667,302	$902,687	$3,716,354	$2,266,603

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% of the Company's total consolidated sales for the three and nine months ended December 31, 2020, respectively, and represented 4% of the Company's total consolidated sales for the three and nine months ended December 31, 2019, respectively.

Two customers of the Company each represented 10% or more of the total consolidated sales for each of the periods presented herein.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	December 31, 2020	March 31, 2020
Americas	$21,859	$26,636
EMEA	6,998	5,052
Asia Pacific	67,826	44,431
Total property, plant and equipment, net	$96,683	$76,119

Property, plant and equipment, net in the United States and China were $21.6 million and $59.6 million, respectively, as of December 31, 2020, and $26.5 million and $36.6 million, respectively, as of March 31, 2020. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of December 31, 2020 or March 31, 2020. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $4.6 million and $2.3 million as of December 31, 2020 and March 31, 2020, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our new product introductions, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding the impact of COVID-19 on our business and results of operations, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, video collaboration, audio, pointing devices, wearables, remotes, microphones, streaming and other accessories and computer devices and related software and services, the interoperability of our products with third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Almost 40 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable better experiences when consuming, sharing and creating digital content such as computing, gaming, video and music, whether it is on a computer, mobile device or in the cloud. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Ultimate Ears, Jaybird, and Blue Microphones. Our Company's website is www.logitech.com.

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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have from time to time issued orders that require the closure of or restrictions on non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has significantly curtailed global economic activity, caused significant volatility and disruption in global financial and commercial markets, and is likely to continue to lead to recessionary pressures for an indeterminate amount of time. We are conducting our business with substantial modifications, such as employee remote work in non-manufacturing facilities and travel limitations, among other changes. We are continuing to actively monitor the situation and may take further actions that could alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders. It is not clear what the potential effects of COVID-19 or any such modifications or alterations may have on our business, results of operations, financial operations, financial condition and stock price.
During February 2020, following the initial outbreak of COVID-19 in China, we experienced disruptions to our manufacturing, supply chain and logistics services, resulting in temporary inventory declines and an increase in logistics costs. We continued to see disruptions to our supply chain and logistics services, inventory constraints and increased logistics costs during the remainder of the fourth quarter of fiscal year 2020 and the first, second, and third quarters of fiscal year 2021 as we attempted to address the effects of COVID-19, including health-related issues, changing regulations, and increased demand for and depleted inventories of some of our products. At the same time, due to the ongoing shelter-at-home requirements or recommendations in many countries, there has been acceleration of the work-from-home, study-from-home, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that have led to increased sales and operating income. While it is not yet clear how long the positive demand dynamics will continue, we expect the increased logistics costs and other adverse effects on our gross margins from COVID-19 to continue through the remainder of fiscal year 2021. It is difficult to predict the progression, the duration and all of the effects of COVID-19, when business restrictions and shelter-at-home guidelines may be eased or lifted, and how consumer demand, inventory and logistical effects and costs may evolve over time, or the impact on our future sales and results of operations. Some of this impact will undoubtedly occur over multiple financial periods and may have a lag effect between periods, such as what we are able to manufacture in one period affecting sales, channel inventory or logistics costs in subsequent periods. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital resources" below and "Item IA: Risk Factors", including under the caption "The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and it could adversely affect the Company's business, results of operations and financial condition."
Summary of Financial Results

Our total sales for the three and nine months ended December 31, 2020 increased 85% and 64%, respectively, compared to the three and nine months ended December 31, 2019, due to stronger sales across all regions and several of our product categories from increased remote work and distance learning trends, accelerated adoption of video communications, and greater gaming viewership, creation, and participation from home, as a result of COVID-19. The results of operations for Streamlabs have been included in our consolidated statement of operations from the acquisition date.

Our sales for the three months ended December 31, 2020 increased 85%, 77%, and 95% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year. Our sales for the nine months ended December 31, 2020 increased 65%, 59%, and 68% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Our gross margin for the three months ended December 31, 2020 increased by 780 basis points to 44.9% from 37.1% for the three months ended December 31, 2019. Our gross margin for the nine months ended December 31, 2020 increased by 640 basis points to 43.7% from 37.3% for the nine months ended December 31, 2019. Our gross margin for both periods benefited from higher sales volume, continued restrained promotional spending, favorable product mix, and favorable exchange rates, which more than offset higher logistics operations costs.

Operating expenses for the three months ended December 31, 2020 were $300.9 million, or 18.0% of sales, compared to $205.6 million, or 22.8% of sales in the same period of the prior fiscal year.

Operating expenses for the nine months ended December 31, 2020 were $771.4 million, or 20.8% of sales, compared to $601.2 million, or 26.5% of sales in the same period of the prior fiscal year.

Net income for the three and nine months ended December 31, 2020 was $382.5 million and $721.5 million, respectively, compared to $117.5 million and $235.8 million for the three and nine months ended December 31, 2019, respectively.

Trends in Our Business

Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We see opportunities to deliver growth with products in all these markets. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity:  New PC shipments have continued to be strong recently due to work-from-home and learn-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work, distance learning, and telemedicine, thus providing growth opportunities. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case for the iPad Pro and keyboard folios for other iPad models. Hybrid and distance learning environments have also created demand and growth opportunities for our education tablet keyboards and accessories.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social, particularly as other recreational activities have been curtailed or restricted during shelter-at-home mandates. The new console refresh cycle during the holiday season of 2020 could drive subsequent growth opportunities over the coming years for our ASTRO family of headsets and controllers. We believe Logitech is well positioned to benefit from the overall gaming market growth. Our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market (VC) have never been more relevant than in today’s environment, as commercial and consumer adoption of video has seen explosive growth since the start of the COVID-19 pandemic. Video meetings continue to be on the rise, and companies increasingly want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We are also experiencing significant demand for our enterprise-grade VC webcams and headsets. We will continue to invest in select business-specific products (both hardware and software), targeted product marketing and sales channel development.

Music: The mobile speaker market has remained soft, and has further weakened as physical retail stores have been recently closed and the retail footprint has decreased significantly due to the COVID-19 pandemic. The integration of personal voice assistants has become increasingly competitive in the speaker categories, and the market for third-party, voice-enabled speakers has not yet gained traction. Moreover, the market for mobile speakers appears to be maturing, which led to a decline in Ultimate Ears sales in the past two years. In fiscal year 2020, the wireless headphone industry continued to flourish with strong revenue growth but has slowed in recent months. The largest growth is in true wireless headphones while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. Blue Microphones has experienced strong demand as musicians, performers and streamers increasingly look to entertain and engage with their fans on various online platforms like YouTube, Twitch, and Facebook.
Smart Home: Our remote Harmony business declined substantially in fiscal year 2020, offset by growth in our Circle 2 family of security cameras. This trend continued during the nine months of fiscal year 2021. In general, our Harmony and Circle 2 products are under pressure as the way people consume content is changing and as retail stores have been closed or subject to restrictions. The smart home market opportunity is broad and we will continue to explore other innovative experiences to drive growth in the Smart Home category.
Business Seasonality, Product Introductions and Acquisitions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Due to the spike in the number of cases from the COVID-19 pandemic, and the ongoing shelter-at-home requirements, the third fiscal quarter experienced an even higher demand and consumption of most of our products. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower in the first half of the fiscal year as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
Swiss Federal Tax Reform
As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the canton of Vaud in Switzerland enacted TRAF on March 10, 2020 that took effect as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning in fiscal year 2020 as a result of our transition out of our longstanding tax ruling from the canton of Vaud.

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
There have been no material changes in our critical accounting policies and estimates during the nine months ended December 31, 2020 compared with the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended December 31, 2020, approximately 54% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three and nine months ended December 31, 2020 increased 85% and 64%, respectively, compared to the same period of the prior fiscal year, driven by sales increases in all regions and several of our product categories from increased work-from-home and study-from-home trends, as a result of various shelter-at-home mandates. Strong sales growth in Video Collaboration, Gaming, PC Webcams, Tablet and Other Accessories, Keyboards & Combos, Audio & Wearables, and Pointing Devices was partially offset by a decline in sales of Mobile Speakers and Smart Home. If currency exchange rates had been constant in the three and nine months ended December 31, 2020 and 2019, our constant dollar sales growth rate would have been 80% and 63%, respectively.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2020, compared with the three and nine months ended December 31, 2019:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Americas	85%	65%	87%	67%
EMEA	77%	59%	67%	55%
Asia Pacific	95%	68%	89%	66%

Americas:

The increase in sales in our Americas region for both the three and nine month periods was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.

EMEA:

The increase in sales in our EMEA region for both the three and nine month periods was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.

Asia Pacific:

The increase in sales in our Asia Pacific region for both the three and nine month periods was driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.

Sales by Product Categories

Sales by product categories for the three and nine months ended December 31, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2019	Change	2020	2019	Change
Pointing Devices	$213,638	$154,540	38%	$503,228	$409,293	23%
Keyboards & Combos	218,269	156,333	40	565,246	424,061	33
PC Webcams	131,700	32,165	309	295,020	89,041	231
Tablet & Other Accessories	138,052	31,256	342	267,186	103,442	158
Gaming (1)	436,426	245,736	78	916,040	541,265	69
Video Collaboration	292,500	91,964	218	659,278	254,941	159
Mobile Speakers	72,566	92,969	(22)	145,156	200,617	(28)
Audio & Wearables	152,952	81,934	87	338,592	208,576	62
Smart Home	10,593	15,790	(33)	25,976	35,088	(26)
Other (2)	606	—	—	632	279	127
Total sales	$1,667,302	$902,687	85%	$3,716,354	$2,266,603	64%

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices

Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presenters.

Sales of Pointing Devices increased 38% and 23% in the three and nine months ended December 31, 2020, respectively, compared to the same period of the prior fiscal year. The increases in both periods were primarily driven by the increase in sales of cordless and trackball mice, partially offset by a decline in sales of our presentation tools, as most conferences, events, and other large-scale presentations remained prohibited.

Keyboards & Combos

Our Keyboards & Combos category comprises PC keyboards, living room keyboards and keyboard/mice combo products.

Sales of Keyboards & Combos increased 40% and 33% in the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were driven by an increase in sales of our cordless keyboards and wireless keyboards/mice combos, partially offset by a decline in sales of our living room keyboards. The increase in the nine-month period was further partially offset by a decline in sales of our corded keyboards/mice combos.

PC Webcams

Our PC Webcams category comprises PC-based webcams targeted primarily at consumers.

PC Webcams sales increased 309% and 231% in the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were across all product sub-categories, primarily driven by an increase in sales of our HD Pro Webcam C920, 1080P PRO Stream Webcam, Webcam C60, and Logitech Streamcam, mostly due to more remote work adoption and learning-from-home.

Tablet & Other Accessories

Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products increased 342% and 158% in the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by an increase in the sales of our Rugged Folio keyboard cases for a newer generation of iPads and Slim Folio keyboard for iPad 7th generation, both introduced in the third quarter of fiscal year 2020, and our Powered Wireless Charging 3-in-1 Dock, introduced in the fourth quarter of fiscal year 2020. We have seen strong demand for Tablet keyboards, partly due to schools embracing various technology devices to better educate students in learning-from-home environments.

Gaming market:

Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, and Streamlabs services.

Gaming sales increased 78% and 69% for the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by increases in the sales of nearly all our product sub-categories, including Streamlabs services, our business acquisition in the third quarter of fiscal year 2020. The increases for both periods was partially offset by a decline in the sales of our console gaming controllers.

Video Collaboration market:

Our Video Collaboration category primarily includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 218% and 159% in the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by the sales of our Rally Ultra-HD conference camera system, BRIO 4K Pro Webcam, Webcam C390e, and Webcam C925E as video communications become more critical for a more location-flexible workforce.

Music market:

Mobile Speakers

Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 22% and 28% for the three and nine months ended December 31, 2020, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily driven by a decrease in the sales of our BOOM 3, BOOM 2, UE MEGABOOM, and UE WONDERBOOM mobile speakers, in part due to limited outdoor activities and social gatherings. The decreases were partially offset by sales of our WONDERBOOM 2 speakers, and the introduction of our HYPERBOOM speaker in the fourth quarter of fiscal year 2020.

Audio & Wearables

Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Audio & Wearables sales increased 87% and 62% for the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by increases in the sales of both our corded and cordless headsets and Blue Microphones products, partially offset by a decline in the sales of our Jaybird products.

Smart Home market:

Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Smart Home sales decreased 33% and 26% during the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. The decrease for both periods was primarily due to an overall decline in sales of our Harmony remotes and our home video products.

Gross Profit

Gross profit for the three and nine months ended December 31, 2020 and 2019 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2019	Change	2020	2019	Change
Net sales	$1,667,302	$902,687	85%	$3,716,354	$2,266,603	64%
Gross profit	$749,010	$334,453	124	$1,624,466	$845,505	92
Gross margin	44.9%	37.1%		43.7%	37.3%

Gross profit consists of sales less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support, shipping and handling costs, outside processing costs and write-down of inventories), amortization of intangible assets.

Gross margin increased by 780 and 640 basis points for the three and nine months ended December 31, 2020, respectively, compared to the same periods of the prior fiscal year. Gross margin benefited from higher sales volume, continued restrained promotional spending, favorable product mix, and favorable exchange rates, which more than offset the higher logistics operations costs.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020		2019	2020		2019
Marketing and selling	$204,485		$134,950	$496,520		$392,138
% of sales	12.3%		14.9%	13.4%		17.3%
Research and development	53,910		43,292	157,014		127,499
% of sales	3.2%		4.8%	4.2%		5.6%
General and administrative	37,606		22,344	98,341		68,551
% of sales	2.3%		2.5%	2.6%		3.0%
Amortization of intangible assets and acquisition-related costs	4,946		5,084	13,886		12,898
% of sales	0.3%		0.6%	0.4%		0.6%
Change in fair value of contingent consideration for business acquisition	—		—	5,716		—
% of sales	—%		—%	0.2%		—%
Restructuring charges (credits), net	—		(45)	(54)		69
% of sales	—%	(1)	—%	—%	(1)	—%
Total operating expenses	$300,947		$205,625	$771,423		$601,155
% of sales	18.0%		22.8%	20.8%		26.5%

(1) Absolute value for % of sales is less than 0.1%.

Marketing and Selling

Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2020, marketing and selling expenses increased $69.5 million, and $104.4 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher advertising expenses, personnel-related costs due to increased headcount, increased performance-based variable compensation linked to stronger performance, and increased shared-based compensation.

Research and Development

Research and development expenses consist of personnel and related overhead costs, contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.

During the three and nine months ended December 31, 2020, research and development expenses increased $10.6 million and $29.5 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, increased performance-based variable expense linked to stronger performance, and higher investment in new product development.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources, and legal.

During the three and nine months ended December 31, 2020, general and administrative expenses increased $15.3 million and $29.8 million, respectively, compared to the same periods of the prior fiscal year. The increases were primarily driven by higher personnel-related costs due to increased headcount, increased performance-based variable compensation linked to stronger performance, and increased shared-based compensation.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended December 31, 2020, amortization of intangible assets and acquisition-related costs decreased $0.1 million compared to the same period of the prior fiscal year, primarily driven by intangibles assets that were fully amortized. For the nine months ended December 31, 2020, amortization of intangible assets and acquisition-related costs increased $1.0 million, compared to the same period of the prior fiscal year, primarily driven by amortization of the intangible assets acquired through the Streamlabs acquisition in the third quarter of fiscal year 2020.

Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration was $5.7 million for the nine months ended December 31, 2020, primarily due to growth in Streamlabs' net sales and the achievement of the net sales targets during the six-month earn-out period ended June 30, 2020.

Other Income, Net

Other income, net for the three and nine months ended December 31, 2020 and 2019 was as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Investment income related to a deferred compensation plan	$1,049	$1,045	$4,384	$1,836
Currency exchange gain, net	7,344	203	9,070	702
Loss on investments	(2,173)	(709)	(4,692)	(772)
Other	263	562	899	1,086
Total	$6,483	$1,101	$9,661	$2,852

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

Provision for Income Taxes

The provision for income taxes and effective tax rates for the three and nine months ended December 31, 2020 and 2019 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Provision for income taxes	$72,334	$14,467	$142,638	$18,405
Effective income tax rate	15.9%	11.0%	16.5%	7.2%

The change in the effective income tax rate for the three and nine months ended December 31, 2020, compared to the same periods ended December 31, 2019 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. The Swiss income tax provision in the three and nine months ended December 31, 2020 represents the income tax provision at the full statutory income tax rate of 13.63%. In the same periods ended December 31, 2019 when TRAF was yet to be enacted at the federal and cantonal levels, the transition income tax provision reflects the application of the longstanding tax ruling through December 31, 2019. Furthermore, there was a discrete tax benefit of $1.7 million from adjusting deferred tax assets and liabilities in Switzerland in the nine months ended December 31, 2019. There were discrete tax benefits of $7.2 million and $2.9 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2020, compared with $6.0 million and $2.7 million, respectively, in the nine-month period ended December 31, 2019.

As of December 31, 2020 and March 31, 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $158.8 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,388.7 million, compared to $715.6 million as of March 31, 2020. As of December 31, 2020, 71% of the cash and cash equivalents were held in Switzerland, 13% were held in Germany, and 9% were held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has already been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The increase in cash and cash equivalents for the nine months ended December 31, 2020, was primarily due to an increase in net cash provided by operating activities and proceeds from exercises of stock options and purchase rights, partially offset by payment of cash dividends, purchases of property, plant and equipment, tax withholdings related to settlements of restricted stock units, and shares repurchased under our share buyback program.
As of December 31, 2020, our working capital was $1,361.9 million, compared to $700.3 million as of March 31, 2020. The increase was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and higher other current assets, partially offset by higher accounts payable and accrued and other current liabilities. Our working capital increased by $681.5 million compared to $680.4 million as of December 31, 2019, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and higher other current assets, partially offset by higher accounts payable and accrued and other current liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $82.6 million as of December 31, 2020. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2020, we had outstanding bank guarantees of $37.8 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$928,419	$324,154
Net cash used in investing activities	(46,454)	(119,441)
Net cash used in financing activities	(219,196)	(150,863)
Effect of exchange rate changes on cash and cash equivalents	10,408	(2,320)
Net increase in cash and cash equivalents	$673,177	$51,530

The following table presents selected financial information and statistics as of and for the three months ended December 31, 2020 and 2019 (Dollars in thousands):

	As of December 31,
	2020	2019
Accounts receivable, net	$894,937	$531,309
Accounts payable	$811,786	$439,035
Inventories	$476,802	$307,494

	Three Months Ended December 31,
	2020	2019
Days sales in accounts receivable (“DSO”) (Days) (1)	48	53
Days accounts payable outstanding (“DPO”) (Days) (2)	80	70
Inventory turnover (“ITO”) (x)(3)	7.7	7.4

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

DSO for the three months ended December 31, 2020 decreased by 5 days to 48 days, compared to 53 days for the same period of the prior fiscal year, primarily due to timing of sales, customer payments and sales linearity.

DPO for the three months ended December 31, 2020 increased by 10 days, compared to 70 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments and an increase in cost of goods sold due to higher sales growth.

ITO for the three months ended December 31, 2020 increased by 0.3, compared to 7.4 for the same period of the prior fiscal year, primarily due to higher sales growth as a result of higher demand for certain of our products due to the COVID-19 impact.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the nine months ended December 31, 2020, we generated $928.4 million of cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization and share-based compensation expense, from change in fair value of contingent considerations, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases in anticipation of continued high demand for certain of our products during the nine months ended December 31, 2020. The increase in accounts payable was primarily driven by the timing of purchases and related payments. The increase in accrued liabilities was primarily driven by an increase in customer marketing, pricing, and incentive programs, freight and duty due to higher logistic costs, and income taxes payable due to stronger performance.

Net cash used in investing activities was $46.5 million, primarily due to $46.2 million of purchases of property, plant and equipment.

Net cash used in financing activities was $219.2 million, primarily due to the $146.7 million payment of a cash dividend, $72.7 million used for repurchases of our registered shares, and $29.5 million for tax withholdings related to net share settlements of restricted stock units, partially offset by $29.7 million in proceeds received from exercises of stock options and purchase rights.

During the nine months ended December 31, 2020, there was a $10.4 million gain from currency exchange rate effect on cash and cash equivalents, compared to a loss of $2.3 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the nine months ended December 31, 2020 was primarily due to the strengthening of the Australian Dollar, Euro, Chinese Renmingbi, and Swiss Franc against the U.S. Dollar by 24%, 11%, and 8%, respectively, during the period. The loss from effect of currency exchange rate changes during the nine months ended December 31, 2019 was primarily due to the weakening of the Euro, Chinese Renminbi and Brazilian Real against the U.S. Dollar by 1%, 4%, and 4%, respectively.

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
In May 2020, our Board of Directors approved a new share buyback program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share buyback program. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share buyback program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of December 31, 2020, $177.6 million is still available for repurchase under the 2020 share buyback program.
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

Purchase Commitments

As of December 31, 2020, we had non-cancelable purchase commitments of $853.1 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, as well as due to strong sales growth in the nine months ended December 31, 2020, the majority of which are expected to be fulfilled within the next 12 months. The increase of inventory purchase commitment from March 31, 2020 is to replenish the inventory due to business growth. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2020, the liability for these purchase commitments was $5.6 million and is recorded in accrued and other current liabilities.

We have firm purchase commitments of $32.8 million for capital expenditures, primarily related to commitments for equipment and tooling for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

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

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2020, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended December 31, 2020, approximately 54% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $36.2 million and $11.8 million as of December 31, 2020 and March 31, 2020, respectively. The adverse effect as of December 31, 2020 and March 31, 2020 is after consideration of the offsetting effect of approximately $12.8 million and $5.2 million, respectively, from open foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of December 31, 2020 and March 31, 2020, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $16.6 million and $4.8 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Logitech's management, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. (See also the other information set forth in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Condensed Consolidated Financial Statements and the related notes.)

Summary of Risk Factors

Risks Related to our Business

•If we fail to innovate and develop new products in a timely and cost-effective manner for our new and existing product categories, our business and operating results could be adversely affected.

•Our future growth will depend on our diversified product growth opportunities, and if we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results could be adversely affected.

•If we are not able to maintain and enhance our brands, or if our brands or reputation are damaged, our reputation, business and operating results could be adversely affected.

•If we do not compete effectively, demand for our products could decline and our business and operating results could be adversely affected.

•The full effect of the COVID-19 pandemic is uncertain and cannot be predicted, and it could adversely affect the Company’s business, results of operations and financial condition.

•Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

•If we do not accurately forecast market demand for our products, our business and operating results could be adversely affected.

•Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

•As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

•We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in or issues with their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models, conflicts among our channels of distribution, or failure to build and scale our own sales force for certain product categories and enterprise channel partners could adversely affect our business, results of operations, operating cash flows and financial condition.

•Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse tax consequences and pressure to move or diversify our manufacturing locations.

•If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales.

•We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.

•The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

Risks Related to Global Nature of our Operations and Regulatory Environment

•We conduct operations in a number of countries and have invested significantly in growing our sales and marketing activities in China, and the effect of business, legal and political risks associated with international operations could adversely affect us.

•Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

•Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

•As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

•As a result of changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation, of Switzerland or any other country in which we operate, the loss of a major tax dispute or a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, or other factors, our effective income tax rates may increase, which could adversely affect our net income and cash flows.

Risks Related to Intellectual Property, Cyber Security and Privacy

•Claims by others that we infringe their proprietary technology could adversely affect our business.

•We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.

•Product quality issues could adversely affect our reputation, business and operating results.

•Significant disruptions in, or breaches in security of, our websites or information technology systems could adversely affect our business.

•The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

Risks Related to our Financial Results

•Our operating results are difficult to predict and fluctuations in results may cause volatility in the price of our shares

•Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.

•As we continue our efforts to lower our costs and improve our operating leverage, we may or may not fully realize our goals.

•We cannot ensure that our current share repurchase program will be fully utilized or that it will enhance long-term shareholder value. Share repurchases may also increase the volatility of the trading price of our shares. We similarly cannot ensure that we will continue to increase our dividend payments or to pay dividends at all. Share repurchases and dividends diminish our cash reserves.

Risk Factors

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

COVID-19 has spread rapidly throughout the world, causing significant volatility and disruption in financial markets, curtailing global economic activity, raising the prospect of an extended global recession, and prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, quarantines and shelter-at-home orders and often resulted in indefinite business closures. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties, including the extent and rate of the spread that continue to fluctuate, the potential for additional peaks in infection rates, and the timing and availability of vaccines, treatments or cures to slow and eventually stop the spread.
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. Starting with the initial outbreak of the virus in China and as it has spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, and in some cases increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. In order to renew manufacturing at our own facility, we have quarantined employees and re-engineered our manufacturing operations with diminished capacity. Sales of our products have also been impeded by closures of retail stores and disruptions in other channel partner points of sale.
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

Risks Related to our Global Operations and Regulatory Environment

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

•Varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) (PCAOB) to inspect PCAOB-registered accounting firms in emerging market countries such as China;

•Exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries and the stability of the European Union, which may lead to reduced sales, currency exchange losses and collection difficulties or other losses;

•Political and economic uncertainty around the world;

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended December 31, 2020, approximately 54% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Risks Related to Intellectual Property, Cyber Security and Privacy

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

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. None of such disruptions or issues has individually or in the aggregate resulted in security incident with a material impact on us. Moreover, due to the COVID-19 pandemic, there is an increased risk that we may experience security breach related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with certain of our products and services, we collect data related to our consumers. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, and especially in Europe. For example, the European Union adopted the General Data Protection Regulation (GDPR), which is applicable to us and to all companies processing data of European Union residents, became effective in

May 2018 and imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR has been made more difficult by the recent invalidity of the U.S.-European Union Privacy Shield. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to costs, allocation of additional resources, financial penalties or other liabilities or negative publicity that could adversely affect our business.

Risks Related to our Financial Results

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

•The COVID-19 pandemic has led to evolving changes in our supply, operations, logistics and related expenses and use patterns and demand for certain of our products that may not recur or be sustainable in future periods, as well as uncertainty in global macroeconomic conditions.

•We engage in acquisitions and divestitures, and such activity varies from period to period. Such variance may affect our growth, our previous outlook and expectations, and comparisons of our operating results and financial statements between periods.

•We are continuously attempting to simplify our organization, to reduce operating costs through expense reduction and at times through global workforce reductions, to reduce the complexity of our product portfolio, and to better align costs with our current business as we expand from PC accessories to growth opportunities in accessories and other products and services for creativity and productivity, gaming, video collaboration, mobile devices, music, digital home and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and the success or failure of such efforts may cause our operating results to fluctuate and to be difficult to predict.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the May 2020 share buyback program above (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended December 31, 2020		CHF (LOGN)	USD (LOGI)
Month 1
September 26, 2020 to October 23, 2020	—	$—	$—	$227,635
Month 2
October 24, 2020 to November 20, 2020	—	—	—	227,635
Month 3
November 21, 2020 to December 25, 2020
Nasdaq	110		84.99	177,634
SIX	493	75.10
	603	$—	$—	$177,634
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit No.		Description

3.1		Organizational Regulations of Logitech International S.A., as amended as of December 2, 2020

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOGITECH INTERNATIONAL S.A.

January 21, 2021	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

January 21, 2021	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer