Form 10-K
period 2021-03-31
LOGITECH INTERNATIONAL S.A.
filed 2021-05-12
CIK 1032975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the shares on September 25, 2020, the last business day of the registrant's second fiscal quarter on the Nasdaq Global Select Market, was $12,279,578,459. For purposes of this disclosure, voting shares held by persons known to the Registrant to beneficially own more than 5% of the Registrant's shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over the Registrant, or unless they hold 10% or more of the Registrant’s share capital outstanding. This determination is not necessarily a conclusive determination for other purposes.
As of April 23, 2021, there were 168,439,978 shares of the Registrant's share capital outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

In this document, unless otherwise indicated, references to the "Company," "Logitech," "we," "our," and "us" are to Logitech International S.A. and its consolidated subsidiaries. Unless otherwise specified, all references to U.S. Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America. All references to CHF are to the Swiss Franc, the legal currency of Switzerland.
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

Logitech International S.A. | Fiscal 2021 Form 10-K | 1

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs of our management as of the filing date of this Annual Report on Form 10-K. These forward-looking statements include, among other things, statements related to:
•Our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position;
•Our business strategy and investment priorities in relation to competitive offerings and evolving consumer demand trends affecting our products and markets, worldwide economic and capital market conditions, fluctuations in currency exchange rates, and current and future general regional economic conditions for fiscal year 2022 and beyond;
•The scope, nature or impact of acquisition, strategic alliance, and divestiture activities and restructuring of our organizational structure;
•Our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams;
•Our expectations regarding our effective tax rate, future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions;
•Our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits;
•Our business and product plans and development and product innovation and their impact on future operating results and anticipated operating costs for fiscal year 2022 and beyond;
•Opportunities for growth, market opportunities, marketing initiatives and our ability to execute on and take advantage of them;
•Potential tariffs, their effects and our ability to mitigate their effects;
•Capital investments and research and development;
•Our expectations regarding our share repurchase and dividend programs;
•The sufficiency of our cash and cash equivalents, cash generated from operations, and available borrowings under our bank lines of credit to fund capital expenditures and working capital needs;
•The effects of environmental and other laws and regulations in the United States and other countries in which we operate; and
•The impact of the novel coronavirus ("COVID-19") pandemic and any associated economic downturn on our business and future operating and financial performance.
Forward-looking statements also include, among others, those statements including the words "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "predict," "should," "will" and similar language. These statements reflect our views and assumptions as of the date of this Annual Report on Form 10-K. All forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from those anticipated in the forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report on Form 10-K under the headings of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Overview,” “Critical Accounting Estimates” and “Liquidity and Capital Resources,” among others. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under Item 1A "Risk Factors," as well as elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission, or "SEC." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Logitech International S.A. | Fiscal 2021 Form 10-K | 2

PART I
ITEM 1.    BUSINESS
Company Overview
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Almost 40 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones, Ultimate Ears, and Jaybird. Our Company's website is www.logitech.com.
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
We operate in a single operating segment: Peripherals. For more information, see Note 15 - Segment Information in our Notes to the consolidated financial statements included in this Annual Report on Form 10-K. Our products participate in five large markets: Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants.
From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3—Business Acquisitions in our Notes to consolidated financial statements.
Industry Overview
Historically, Logitech's business has been driven by the same trends that drove the adoption of desktop and laptop PCs for consumers and businesses, including the growth in affordable processing power, communications bandwidth, the increased accessibility of digital content, and the growing and pervasive use of the Internet for productivity, communication and entertainment. More recently, remote and hybrid work and learning, the democratization of content creation, the rising trend of gaming becoming one of the largest participant and spectator sports, the growth of streamers and creators and the expansion of video everywhere have created multiple opportunities for Logitech to drive greater interaction and engagement between people and digital content.
In the past year, new PC shipments have steadily increased and, combined with increased interest in smaller, mobile computing devices (such as smartphones and tablets), the market for PC peripherals has greatly expanded. We see opportunities within the large installed base of PCs, created by consumers' desire to refresh their current PC experiences with new peripherals, as well as new trends developing within the connected device ecosystems. In addition, the increasing adoption of hybrid work will likely increase the number of new workspaces, thereby creating expanded opportunities to attach multiple peripherals. Consumers are also enhancing their tablet experience with a range of keyboards and cases that enable them to create, consume and do more with their tablets conveniently and comfortably. The recent shift toward remote and hybrid learning environments has also significantly increased the addressable education market for tablet keyboards and cases, as well as for other PC peripherals.
Growing adoption of cloud-based experiences in gaming, video, music and smart home has also increased our addressable market opportunities. More and more consumers today interact with cloud-based content platforms, such as Steam and Twitch for gaming, or Zoom and Microsoft Teams for video collaboration. Logitech offers peripherals and accessories to enhance the use of such cloud-based content platforms.
Logitech International S.A. | Fiscal 2021 Form 10-K | 3

In the gaming market, the rapid rise of esports and the growth of live streamers on platforms such as Twitch and broadcasters on platforms such as YouTube continue to drive growth. We leverage our deep research and development (R&D) capabilities in the area of PC peripherals that include Pointing Devices, Keyboards & Combos and PC Webcams, to develop industry-leading gaming gear that enhances consumers' overall gaming experience and performance. As consumers increasingly watch various esports tournaments or other gaming broadcasts on cloud-based platforms such as Twitch, the gaming industry is becoming both a source of entertainment and participation by mainstream consumers. We sponsor and work closely with esports athletes to improve our brand and the quality and functionality of our gaming products. We also offer gaming peripherals that enhance the experience of more casual gamers.
The adoption of video everywhere - in large and small conference rooms and at home -- is a continuing trend that has accelerated during the COVID-19 pandemic. The video communication industry continues to make progress toward a vision in which people can conduct a video call from any of a variety of platforms - video-enabled rooms, PCs, laptops and mobile devices such as tablets and smartphones - to any other platform. This trend to embrace cloud video conferencing by businesses and institutions and, in particular, the growing adoption of remote work, learning, and telemedicine, is driving sales of our Video Collaboration category and offers a long-term growth opportunity for Logitech. For businesses and institutions, video conferencing is increasingly substituted for travel, because of high travel costs as well as the productivity gain that can be achieved by a high-quality, face-to-face meeting that does not require travel away from the office. For some schools, remote learning has become a complementary or, in some cases, an alternative way to educate students. Further, with the increased availability of high Internet bandwidth, video conferencing is becoming a key component of Unified Communications, which is the integration of communications solutions such as voicemail, e-mail, chat, presentation sharing and live video meetings. The market opportunity to provide innovative, affordable, and easy-to-use video collaboration products to the millions of small- medium- and large-sized meeting rooms lacking video is substantial, and we are well-positioned to take advantage of that opportunity.
Cloud-based music services have experienced growth across the industry, fueled by smartphones, tablets, and other connected devices. Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. Within the music category, the market for mobile speakers has matured and the integration of personal voice assistants has increased competition in the speaker category. Consumers are increasingly listening with wireless earphones while they undertake activities such as sports and fitness. The innovation in truly wireless headphones has led to industry growth in revenue, which highlights a growth opportunity for Logitech. In addition, consumers are increasingly streaming and broadcasting using microphones and other peripherals which also expands our opportunities.
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
Business Strategy
Logitech's foundation for future growth is built on five core capabilities that apply to all of our product categories:
•Design;
•Engineering;
•Go-to-market;
•Marketing; and
•Operations.
Logitech International S.A. | Fiscal 2021 Form 10-K | 4

Design
In the past few years, Logitech has strengthened its design capabilities by building a world-class team of internal designers. Our designs have an everyday place in people’s lives, connecting them to the digital experiences they care about. These products have been earning prestigious design awards - 127 design awards during the past three fiscal years - and enthusiastic reviews in the media. This is one indication that Logitech’s strategic aim to become a design company is working. During fiscal year 2021, we won 23 design awards. As Logitech establishes itself as a design company, design thinking and culture are used as a strategic and cultural differentiator. Design also helps to reduce product costs through increased collaboration between our design, engineering and manufacturing teams. Our key design centers are in Switzerland, Ireland, the United States, and Taiwan.
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
Go-To-Market
Over the past 30-plus years, Logitech has built an extensive global go-to-market network that can be leveraged as we introduce new products, enter new market categories and optimize the value of our existing products and product categories. We have multiple opportunities to drive growth - existing products in existing and new retailers, and new products in existing and new retailers. Beyond online and offline retail and distribution channels, we have also strengthened other commercial channels. As we increase our investments in Video Collaboration, we are also expanding our enterprise sales coverage through our sales force as well as various channel partners. And with expansions into new channels, there are numerous cross-selling opportunities across our broad product portfolio. We have established Logitech as a neutral technology supplier that can work with a variety of leading technology vendors and platforms as well as provide connections among their products and ecosystems.
Marketing
As Logitech expands into multiple categories with multiple brands, we are focusing on enhancing our marketing capabilities around brand strategy and execution, digital marketing, and marketing technology. More recently, we are meaningfully increasing our brand marketing investments to drive greater brand awareness and consideration, as we pivot to a demand pull model from a demand push model. Most of the marketing and creative efforts that were once outsourced to outside marketing agencies are now executed through our internal teams from concept to execution, which improves speed and cost efficiency. We are increasing our leverage of digital media channels and programs to drive consumer brand engagement and purchase. We are also increasing our focus on marketing analytics platforms to improve our understanding of marketing investments and to maximize return on investment (ROI). And we are making investments to upgrade and expand all aspects of our marketing technology infrastructure, including the re-platforming of our websites to support the global expansion of our brands across countries, languages and devices and to provide the foundation for the acceleration of our digital marketing efforts and evolution to personalized consumer communication.
Operations
Logitech’s operations capability consists of a hybrid model of in-house manufacturing and third-party contract manufacturers, which allows us to effectively respond to rapidly changing demand and leverage economies of scale. Our supply chain’s extensive global reach, key distribution channels, adoption of factory automation and strategic business relationships combined with extensive analytic modeling expertise, optimization tools and global processes provide a competitive advantage against many of our competitors.
Logitech International S.A. | Fiscal 2021 Form 10-K | 5

Products
Logitech designs, manufactures and markets products that allow people to connect through computing, gaming, video, music, and other digital platforms. The large majority of our revenue has historically been derived from sales of our products for use by consumers while more recently we have experienced growth in sales of our products to enterprise customers.
Creativity & Productivity
Pointing Devices: Logitech offers a variety of pointing devices. Some of our key products in this category include:
•The Logitech MX Master 3 and MX Anywhere 3 wireless mice, our flagship wireless mouse products. Enabled with Logitech Flow cross-computer control software, these products represent the new paradigm for precise, fast, comfortable cross-computer digital navigation.
•The Logitech Wireless Mouse M325, which offers micro-precise scrolling, 18-month battery life and comfortable design.
•The Logitech Wireless Mouse M185, a wireless mouse with nano receiver technology that is compatible with any computer.
•The Logitech Pebble Mouse, a wireless mobility mouse with dual connectivity (BT and unifying nano technology) that is compatible with any computer.
Keyboards & Combos: Logitech offers a variety of corded and cordless keyboards, living room keyboards, and combos (keyboard-and-mouse combinations). Some of our key products in this category include:
•The Logitech Wireless Combo MK270, a full-size keyboard and mouse combination with a tiny USB receiver.
•The Logitech MX Keys Wireless keyboard, a premium backlit keyboard with customizable keys to directly access menus and shortcuts within leading creativity and productivity apps.
•The Logitech K380 wireless minimalist keyboard with multi-switch functionality to easily navigate from one screen to another (from PC to Phone to tablets) that is compatible with any computer.
PC Webcams: Our PC Webcams category comprises webcams targeted primarily at video conferencing users purchasing for individual use. A key market driver includes people upgrading their work-from-home video conferencing setup. The Logitech HD Pro Webcam C920 and C922 were top revenue-generating webcams during fiscal year 2021.
Tablet & Other Accessories: Our Tablet & Other Accessories category includes keyboards for tablets and smartphones as well as other accessories for mobile devices. These products are mostly for iPads but are also for select Samsung and other Android tablets. Some of our key products in this category include:
•The Logitech Slim Folio Keyboard for the iPad Pro 12.9 and 11, bringing a bluetooth backlit keyboard with a folio design for optimal working and viewing angle, light front and back protection and an Apple Pencil holder. The Logitech Slim Folio Keyboard for the 7th generation iPad for a light protection folio with a bluetooth keyboard.
•The Rugged Folio Keyboard for the iPad 7th Generation, bringing a more protective rugged folio, with a wipeable fabric keyboard, a rugged and protective holder and an any-angle kickstand to allow multiple viewing angles. The Rugged Folio uses Smart Connector technology to connect to the iPad seamlessly, with no need for batteries or bluetooth pairing.
•The Combo Touch for the iPad 7th Generation and iPad Air, which is our newest design offering a Smart Connected backlit full-size keyboard, any-angle kickstand for flexible viewing angles and a trackpad for gestures, clicks and navigation.
Gaming
Logitech G provides gamers of all levels with industry-leading keyboards, mice, headsets and simulation products such as steering wheels and flight sticks, incorporating innovative design and advanced technologies. Some of our key products in this category include:
Logitech International S.A. | Fiscal 2021 Form 10-K | 6

•The Logitech G915 LIGHTSPEED Wireless, RGB Mechanical Gaming Keyboard, which features high-performance low-profile mechanical switches that provide all the speed, accuracy, and performance of traditional switches, at half the height.
•The Logitech G PRO Wireless Gaming Mouse that was designed in collaboration with the world's top esports professionals, and features our LIGHTSPEEDTM professional grade wireless technology, our exclusive high-performance HERO gaming sensor, a flexible ambidextrous design, and support for our POWERPLAYTM wireless charging solution, for maximum performance and comfort over long gameplay sessions.
•The Logitech G29 Driving Force Steering Wheel for PC and Sony PlayStation 4 & 5, which features a powerful dual-motor force feedback transmission, hand-stitched leather-wrapped rim, and stainless steel throttle, brake and clutch pedals for an ultra-realistic driving experience.
ASTRO Gaming is a performance gaming and lifestyle brand focused on the console gaming peripherals market with a cross-platform lineup consisting of four primary headset models for PlayStation 4 and PC:
•The A50 Wireless Headset and Base Station that targets the discerning “prosumer” consumer, featuring integrated MixAmp technology, Dolby® Digital surround sound and the ASTRO Command Center Software system.
•The A40TR Headset and MixAmp Pro, a wired solution that targets the esport professional and live streamer, featuring Dolby® Digital surround sound, daisy-chain chat, live stream port and the ASTRO Command Center Software system.
•The A20 Wireless Headset, a stereo headset delivering the signature ASTRO comfort and audio customization via the ASTRO Command Center Software.
•The A10 wired headset, an ultra-durable robust headset delivering ASTRO signature comfort and sound quality at a more accessible price point.
Video Collaboration
The Video Collaboration category includes Logitech’s ConferenceCams, which combine enterprise-quality audio and high definition (HD) 1080p video with affordability to bring video conferencing to businesses of any size, as well as state of the art webcams and headsets that turn any desktop into an instant collaboration space. Our key products in this category include:
•Logitech Rally Bar, an all-in-one video bar purpose-built for midsize rooms, featuring brilliant video, room-filling audio, and the flexibility to deploy in PC or appliance mode.
•Logitech Rally, which offers best-in-class video conferencing with Ultra HD 4K video and professional audio that easily turns medium- to large-sized conference rooms into video-enabled collaboration rooms.
•Logitech MeetUp, which is Logitech’s premier ConferenceCam designed for huddle rooms, with a room-capturing 120° field of view (FOV), 4K optics and exceptional audio performance.
•Logitech Tap touch-screen controller connects to any computer via USB and serves as an ideal controller for video conferencing room solutions from Google®, Microsoft®, and Zoom.
•Logitech BRIO, which has 4K video, RightLight 3 and high dynamic range (HDR) to improve challenging lighting, and Windows Hello facial recognition support for secure login using just a user's face.

Music
Mobile Speakers: Our Mobile Speakers category is a portfolio of portable wireless Bluetooth and Wi-Fi connected speakers for music on the go. The top revenue-generating product in our Mobile Speakers category during fiscal year 2021 was the Ultimate Ears WONDERBOOM 2, our small sized ruggedized portable Bluetooth wireless speaker. During fiscal year 2021,our collection of portable bluetooth speakers included, WONDERBOOM, WONDERBOOM2, BOOM2, BOOM3, MEGABOOM,MEGABOOM3, MEGABLAST, BLAST, and our largest most powerful speaker HYPERBOOM that delivers the loudest and most rich audio performance in the portfolio.
Logitech International S.A. | Fiscal 2021 Form 10-K | 7

Audio & Wearables: Our Audio & Wearables category comprises PC speakers, PC headsets, Blue Microphones, in-ear headphones and premium wireless audio wearables designed to enhance the audio experience and studio-quality microphones for professionals and consumers. We offer both the Jaybird wireless audio wearables for sports and active lifestyles and our custom in-ear headphones, made by Ultimate Ears. Jaybird is a digitally native brand that pioneered the wireless in-ear headphone category and continues to be a leading brand in headphones made for athletes. Designed for sport & IPX 7 rated, Jaybird’s Flashship Vista wireless earbuds offer great sound with the durability that athletes demand. All Jaybird products are accompanied by software supported on both Android and iOS that offers a rich personalized listening experience.
Our Blue Microphones product line has a 25-year legacy of innovative design and premium performance across both professional and consumer markets. Blue Microphones offers a range of audio tools for recording or broadcasting applications, from YouTube and podcast production to music and gaming. Examples of products in the Blue Microphones lineup include:
•Yeti: A premium USB microphone for game streaming, podcasting, YouTube, Skype/VoIP and music. With its proprietary 3-capsule array, it delivers astounding details and presence and includes four recording patterns (cardioid, omni, bi-directional and stereo) for versatility.
•Yeti Nano: A premium USB microphone with broadcast sound quality in a more compact format. Dual capsule design enables cardioid and omni patterns.
•Yeti X: The next generation of Yeti, featuring a new proprietary 4-capsule array, fully digital architecture that is compatible with Blue Sherpa control software and Logi-G G-Hub gaming software, and Blue VO!CE, a new software application that allows the user to control and manipulate the sound of their voice through the microphone.
Smart Home
Our Smart Home category includes our Harmony line of advanced home entertainment controllers, products dedicated to controlling emerging categories of connected smart home devices such as lighting, thermostats and door locks, and home security cameras.
Research and Development
We recognize that continued investment in product research and development is critical to facilitate innovation of new and improved products, technologies and experiences. Our research and development expenses for fiscal years 2021, 2020 and 2019 were $226.0 million, $177.6 million and $161.2 million, respectively. We expect to continue to devote significant resources to research and development, including devices for digital platforms, video communications, wireless technologies, power management, user interfaces and device database management to sustain our competitive position.
Sales and Distribution
Principal Markets
Sales by geographic region for fiscal years 2021, 2020 and 2019 (based on the customers' location) are as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
Americas	$2,206,552	$1,286,527	$1,190,216
EMEA	1,735,682	941,211	861,731
Asia Pacific	1,310,045	748,113	736,375
Total Sales	$5,252,279	$2,975,851	$2,788,322
Revenues from sales to customers in Switzerland, our home domicile, represented 3%, 4% and 3% of our sales in fiscal years 2021, 2020 and 2019, respectively. In fiscal years 2021, 2020 and 2019, revenues from sales to customers in the United States represented 35%, 36% and 36% of our sales, respectively. In fiscal years 2021, 2020 and 2019, revenues from sales to customers in Germany represented 16%, 15% and 18% of our sales, respectively. Revenues from sales to customers in China represented 10% of our sales for fiscal year 2019. No other country represented more than 10% of our sales for fiscal years 2021, 2020 or 2019.
Logitech International S.A. | Fiscal 2021 Form 10-K | 8

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
Logitech's products can be purchased in a number of major retail chains, where we typically have access to significant shelf space. In addition, Logitech products can be purchased online either directly or indirectly from Logitech.com or through e-tailers, the websites of our major retail chains, and others. Logitech products are also carried by business-to-business direct market resellers.
In fiscal years 2021, 2020 and 2019, Ingram Micro Inc. and its affiliated entities together accounted for 14%, 12% and 13% of our gross sales, respectively. In fiscal years 2021, 2020 and 2019, Amazon Inc. and its affiliated entities together accounted for 13%, 14% and 14% of our gross sales, respectively. No other customer individually accounted for more than 10% of our gross sales during fiscal years 2021, 2020 or 2019.
Customer Service and Technical Support
Our customer service organization provides user technical support, support related to product inquiry, and order support. We support these customer service functions with two outsourced operations that have support centers located in China, South Korea, India, the Philippines, Mexico, the United States, and Bulgaria. Our customer service and technical personnel in each of our regions provide support services to retail purchasers of products through telephone, e-mail, forums, chat, and the Logitech Support website. For some of our brands, dedicated support websites, dedicated internal support teams and channels are available. To improve our customers' experience and operate efficiently, we use technology to facilitate chatbot interactions, enable self-help and apply Artificial Intelligence to optimize support searches. Logitech provides warranties on our branded products that range from one to five years. For our Video Collaboration category, we also work with channel partners to offer bundled support services with Logitech Video Collaboration solutions.
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
Manufacturing
Logitech's manufacturing operations consist principally of final assembly and testing. Since 1994, we have had our own manufacturing operations in Suzhou, China, which currently handles approximately half of our total production of products. We continue to focus on ensuring the efficiency of the Suzhou facilities, through the implementation of quality management, automation, process improvements, and employee involvement programs. We outsource the remaining production to contract manufacturers and original design manufacturers located in Asia. Both our in-house and outsourced manufacturing operations are managed by our worldwide operations group. The worldwide operations group also supports the business units and marketing and sales organizations through the management of distribution centers and the supply chain and logistics networks.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 9

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
Gaming
Competitors for our Gaming products include Razer, Corsair Components, Inc., SteelSeries, Turtle Beach Corporation and HyperX (recently announced to be acquired by HP Inc.), among others.
Video Collaboration
Our competitors for Video Collaboration products include Cisco Systems, Inc., Poly, Inc., GN Netcom/Jabra, and AVer Information Inc., among others.

Logitech International S.A. | Fiscal 2021 Form 10-K | 10

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
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as technological innovation, ease of use, and quality design. No single patent is in itself essential to Logitech as a whole. From time to time we receive claims that we may be infringing on patents or other intellectual property rights of others. As appropriate, claims are referred to legal counsel, and current claims are in various stages of evaluation and negotiation. If necessary or desirable, we may seek licenses for certain intellectual property rights. Refer also to the discussion in Item 1A "Risk Factors—"We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products." and "Claims by others that we infringe their proprietary technology could adversely affect our business."
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
Environmental Regulation
We are subject to environmental regulations in a number of jurisdictions regulating our activities, products and operations.
Targeted Substances. In Europe, we are subject to the European Union’s (EU) Restriction of Hazardous Substances (RoHS) in Electrical and Electronics Equipment Directive 2011/65/EU, as amended. This directive
Logitech International S.A. | Fiscal 2021 Form 10-K | 11

restricts the use of certain hazardous substances in electrical and electronic equipment, including lead, mercury, cadmium, hexavalent chromium, phthalates and halogenated flame-retardants. Similar legislation exists in other countries worldwide including but not limited to China, India, and South Korea. We provide declarations of conformity and mark products, where required by law.
In Europe, we also are subject to the European Registration, Evaluation, Authorization, and Restrictions of Chemicals (REACH) Regulation. REACH establishes procedures for collecting and assessing information on the properties and hazards of substances. In addition, as part of the Waste Framework Directive (WFD) (2008/98/EC), the European Chemicals Agency (ECHA) has built a database for storing safe-use information for substances of very high concern (SVHCs) present in products placed on the market in the EU. It is referred to as the Substances of Concern In articles, as such or in complex objects (Products) (SCIP) database.
Effective January 5, 2021, where we supply to the EU market products containing substances considered of very high concern (SVHCs) in a concentration above 0.1% weight by weight, we submit required substance information to European Chemicals Agency (ECHA).

In the U.S., Logitech products are regulated by California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals. Logitech products containing composite wood are regulated under the Toxic Substances Control Act (TSCA), Title VI, including the formaldehyde and other substance restrictions set out in TSCA Title VI.

Stewardship: In Europe, Logitech products are regulated by a number of end-of-life stewardship directives including the Waste Electrical and Electronic Equipment (WEEE) Directive, the Packaging Directive and the Battery Directive, which require producers of electrical goods, packaging, and batteries to finance the collection, recycling, treatment and disposal of relevant products. Similar legislation exists in many countries worldwide.

Conflict Minerals: Sourcing of certain metals is regulated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically Section 1502, which addresses the use of "Conflict Minerals" in the supply chain. Similar legislation is emerging in other countries worldwide. We have established systems which facilitate our compliance with the sourcing, traceability and reporting obligations and the reporting requirements of this Act aligned with guidelines published by the Securities and Exchange Commission. As a member of the Responsible Business Alliance (RBA) and the Responsible Minerals Initiative (RMI), we participate in the industry-wide Conflict-Free Sourcing Initiative and its Conflict-Free Smelter Program by which our legal requirements are met.

Modern Slavery: Our commitment to combat slavery and human trafficking is underpinned by the Transparency in Supply Chain Act of 2010 (S.B. 657), the United Kingdom Modern Slavery Act of 2015, the California Transparency in Supply Chains Act of 2010, the Australian Modern Slavery Act of 2018 and exiting or emerging similar legislation worldwide. We utilize our adherence to the RBA code of conduct and transparently report our programs to identify and eradicate slavery and human trafficking in global supply chains.

Climate & Carbon: Our operations, supply chain and products are not currently subject to carbon pricing or other legally required carbon taxation or penalties. We have made a voluntary adherence to the Paris Accord international agreement for climate action and we have developed and adopted the principle of Carbon Transparency to catalyze reductions in our corporate carbon footprint, uptake of renewable power and materials and our journey to net zero. With our annual Sustainability Report and Carbon Disclosure Project reports, we report progress, risks and opportunities around climate and carbon.

Energy: In Europe, our products are subject to the EU's Energy-related Products Directive (ErP Directive), which aims to encourage manufacturers and importers to produce products designed to minimize overall environmental impact. Under the ErP Directive, manufacturers must ensure that their energy-related products comply with applicable requirements, issue a declaration of conformity and mark the product with the 'CE' mark. We have taken steps to ensure that our products meet the requirements. Similar requirements exist in the four member states of the European Free Trade Association (Iceland, Norway, Liechtenstein and Switzerland).

In the U.S., our products are subject to, among other laws, the Appliance Efficiency Regulations adopted under the U.S. Energy Independence and Security Act of 2007. The regulations set out standards for the energy consumption performance of products and such standards apply to appliances sold or offered for sale throughout the U.S.
Logitech International S.A. | Fiscal 2021 Form 10-K | 12

In Australia and New Zealand, we are subject to the Minimum Energy Performance Standards regulations (MEPS). These regulations set out standards for the energy consumption performance of products within the scope of the regulations, which includes some of our products.

The effects on Logitech's business of complying with environmental regulations are limited to the cost of agency fees and testing, as well as the time required to obtain agency approvals. There are also stewardship costs associated with the end-of-life collection, recycling and recovery of Logitech products, packaging and batteries where Logitech is recognized as the steward and participates in relevant programs. The costs and schedule requirements are industry requirements and therefore do not represent an undue burden relative to Logitech's competitive position. As regulations change, we will modify our products or processes to address those changes.

In addition to monitoring and managing compliance with environmental regulations, we also monitor and align with international good practice standards for environmental, social and sustainability performance. We joined the RBA (formerly EICC) in 2007 to collaborate with industry peers to drive international good practice across the electronics sector. Since 2007, we have fully adopted the RBA Code of Conduct, and we publish an annual Sustainability Report in alignment with the good practice standards of the Global Reporting Initiative (GRI). For more information on our approach to sustainability management, RBA Code of Conduct compliance and international good practice, refer to our annual Sustainability Report, which is available from the sustainability page on www.logitech.com.
Other Government Regulations
We conduct operations in a number of countries and we are subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include, in addition to environmental regulations described above, tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations.

While we incur increasing costs to comply with such other government regulations, we do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.

For more information about such regulations and how they may impact us, see "Risks Related to our Global Operations and Regulatory Environment" in Item 1A "Risk Factors" and Note 7—Income Taxes in our Notes to consolidated financial statements below.
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
Materials
We purchase certain products and key components used in our products from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or more recently, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers go out of business, we might be unable to find a new supplier on acceptable terms, or at all, and our shipments to our customers could be delayed, potentially resulting in lost revenue, market presence and market share. In addition, lead times for materials, components, and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, our ability to forecast product demand, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as micro-controllers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs.
Logitech International S.A. | Fiscal 2021 Form 10-K | 13

Human Capital Resources
Employees
As of March 31, 2021, we employed approximately 9,000 employees, of which approximately 4,800 employees are in our Suzhou manufacturing facilities, and from the remaining 4,200 employees, approximately 980 are dedicated to research and development. None of Logitech's U.S. employees are represented by a labor union or are subject to a collective bargaining agreement. Certain other countries, such as China, provide by law for employee rights, which include requirements similar to collective bargaining agreements. We believe that our employee relations are good.
We rely on different programs and initiatives to support our goals. Some of our key human capital management programs are summarized below.
Diversity and Inclusion

We believe that reflecting the diverse world in which we live - through our people and by fostering an inclusive culture - provides us with the foundation needed to create experiences that enable all people to pursue their passions, which is our corporate purpose. Our employees are located across North and South America, EMEA (Europe, Middle East and Africa) and Asia-Pacific and bring a range of perspectives and skills to Logitech. As of March 31, 2021,48% of our office employees were located in Asia-Pacific, 30% in the Americas, and 22% in EMEA (Europe, Middle East and Africa). As of March 31, 2021 females represented 36% of our global office employees, 28% of our manufacturing workforce, and 32% were in managerial roles. In the U.S., underrepresented minorities (defined as Black or African American, Asian, Hispanic or Latino, American Indian or Alaska Native, and Native Hawaiian or Other Pacific Islander) represented 46% of our workforce, and 40% were in managerial roles.

To foster a more inclusive environment, we offer training sessions to emphasize awareness of self, bias and privilege, and inclusion. In addition, to measure our employees’ satisfaction at Logitech, we distribute a bi-annual employee engagement survey. Most recently, we conducted a survey in December 2020, in which 79% of our global office employees participated. As part of the survey, employees provided weighted feedback on their experience at Logitech, on measures such as happiness, retention and their perspective on our current state of workplace inclusivity at Logitech.

Safety, Health and Well-being

We look to safeguard the safety, health and well-being of all members of the Logitech team. We implement training and communication programs across the business each year to ensure employee awareness of the importance of health and safety management and our key programs and provisions. To help us ensure the safety, health and well-being of employees at our production facility in Suzhou, China, we follow the Responsible Business Alliance (RBA) Code of Conduct and have an Environmental, Health and Safety (EHS) Management System that is certified to ISO 14001 and ISO 45001. We implement the RBA Code as a full supply chain initiative. Further, we operate an audit and verification program to verify compliance with the RBA code. We believe health and well-being are critical to our employee’s personal and professional success and provide, in addition to healthcare benefits, wellness tools, resources and programs designed to help employees achieve good physical, financial, emotional, intellectual and social well-being.

Further, we manage the impact of COVID-19 under the guidance of our Corporate Crisis Management Team and in collaboration with our local site leaders and provide regular updates to our board of directors on our actions. In early 2020, as a result of COVID-19, we quarantined employees in accordance with local regulations and re-engineered our manufacturing operations with diminished capacity. Actions taken at our campus in Suzhou, China, that includes our production facility, our office and employee dormitories have included screening everyone at campus entrances for fever and signs of illness, requiring masks, increasing hygiene measures, and implementing protocols to address actual and suspected COVID-19 cases and potential exposure. At the same time, as a result of government orders and concern for the well-being of our employees and their families, we have required substantially all of our employees in non-manufacturing facilities to work remotely. In Asia, most of our offices reopened in 2020, as and where permitted by local regulations. We are regularly evaluating the local COVID-19 infection rate as a key metric for when we begin to gradually reopen an office. To support our employees during the pandemic, we offered and continue to offer additional benefits, including a partial internet reimbursement, work-from-home equipment contribution, and increased flexibility in our leave programs to support employees caring for children and others. We did not implement layoffs or furloughs as a result of the COVID-19 pandemic, including during mandatory shelter-in-place orders instituted in many locations in which we operate.
Logitech International S.A. | Fiscal 2021 Form 10-K | 14

Talent Acquisition and Development

Our geographic diversity gives Logitech an excellent foundation to recruit diverse talent from around the world. We believe that the entire talent process must be executed through a lens of equity and inclusion.
We provide learning and development tools and resources to all our employees through our key programs. Our talent development program includes a dedicated training center at our production facility, a number of workshop-based, leadership development, mentorship, coaching career development and team building programs that remain available remotely.
Information About Our Executive Officers. The following sets forth certain information regarding our executive officers as of May 12, 2021:

Name	Age	Nationality	Position
Bracken Darrell	58	U.S.	President and Chief Executive Officer
Nate Olmstead	49	U.S.	Chief Financial Officer
Prakash Arunkundrum	46	U.S.	Head of Global Operations & Sustainability
Samantha Harnett	45	U.S.	General Counsel
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
Prakash Arunkundrum is Logitech’s Head of Global Operations & Sustainability, a position he has held since May 2018.  He joined Logitech in 2015 and held operations positions as Vice President New Product Introductions & Strategic Initiatives from August 2015 to July 2016 and Vice President Global Sourcing and New Product Introductions from July 2016 to May 2018. Prior to joining Logitech, Mr. Arunkundrum was a Principal at A.T. Kearney, a global management consulting firm, from July 2014 to August 2015.  He also served as Director, Management Consulting at PricewaterhouseCoopers, a multinational professional services network of firms, from September 2011 to July 2014 and Principal at PRTM Management Consultants LLC, a management consulting firm acquired by PricewaterhouseCoopers, from March 2010 to September 2011. Prior to his management consulting roles, Mr. Arunkundrum held several management positions at i2 Technologies, a supply chain management company acquired by JDA Software, from March 2007 to February 2010. Early in his career, he held product management positions at supply chain startups and i2 Technologies. Mr. Arunkundrum holds a BTech degree in Chemical Engineering from Central ElectroChemical Research Institute (CECRI) in Karaikudi, India and a Master of Science in Materials Engineering from University of Maryland at College Park.

Samantha Harnett joined Logitech as General Counsel in June 2020. Prior to joining Logitech, Ms. Harnett served in various legal and management roles at Eventbrite, Inc., a global self-service ticketing and experience technology platform, most recently as Chief Legal and Operations Officer from October 2019 to June 2020. While at Eventbrite, she also served as Senior Vice President, General Counsel from May 2018 to October 2019 and Vice President, General Counsel from November 2015 to May 2018. From March 2005 to November 2015, Ms. Harnett served in various positions at ZipRealty, Inc., a real estate technology and online brokerage company, including most recently as General Counsel and Senior Vice President of Business Development from October 2009 to
Logitech International S.A. | Fiscal 2021 Form 10-K | 15

November 2015. She also served as an associate at Wilson Sonsini Goodrich and Rosati, P.C. Ms. Harnett holds a BA degree from California State University, Chico and a JD from Santa Clara University School of Law.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 16

ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. See also the other information set forth in this Annual Report on Form 10-K, including in Part I, Item 1 "Business," Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related Notes.
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

•The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect the Company’s business, results of operations and financial condition.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 17

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

•We are subject to risks related to our environmental, social and governance (ESG) activities and disclosures.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 18

Risk Factors

Risks Related to our Business

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 19

Our future growth will depend on our diversified product growth opportunities, and if we do not successfully execute on our growth opportunities, or if our growth opportunities are more limited than we expect, our operating results could be adversely affected.

We have historically targeted peripherals for the PC platform.

Our sales of PC peripherals might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the ongoing COVID-19 pandemic, the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the impact of oil prices on Russia and other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

As a result, we are attempting to diversify our product category portfolio and focusing more of our attention, which may include personnel, financial resources and management attention, on product innovations and growth opportunities, including products and services for gaming, for video collaboration, for the consumption of digital music, for the digital home, and on other potential growth opportunities in addition to our PC peripherals product categories. Our investments may not result in the growth we expect, or when we expect it, for a variety of reasons, including but not limited to, changes in growth trends, evolving and changing market and increasing competition, market opportunities, and product innovation.

Creativity & Productivity. Our pointing devices, keyboards, webcams and other PC peripherals have continued to see growth as a result of work-from-home and remote learning trends, consumers refreshing their existing PCs, product innovation and new consumer trends, such as social content creation. If these trends and other growth drivers do not continue, or result in erratic periods of growth, our results of operations could be more susceptible to the trends in PCs and our business and our results could be adversely affected.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 20

Our growth opportunities and those we may pursue are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. Some of these growth categories and opportunities are also characterized by short product cycles, frequent new product introductions and enhancements and rapidly changing and evolving consumer preferences with respect to design and features that require calculated risk-taking and fast responsiveness and result in short opportunities to establish a market presence. In addition, some of these growth categories and opportunities are characterized by price competition, erosion of premium-priced segments and average selling prices, commoditization, and sensitivity to general economic conditions and cyclical downturns. The growth opportunities and strength and number of competitors that we face in all of our product categories mean that we are at risk of new competitors coming to market with more innovative products that are more attractive to customers than ours or priced more competitively. If we do not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to consumers in these markets, if we are otherwise unsuccessful entering and competing in these growth categories or responding to our many competitors and to the rapidly changing conditions in these growth categories, if the growth categories in which we invest our limited resources do not emerge as the opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.

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

In recent years, we have expanded the categories of products we sell and entered new markets. We remain alert to opportunities in new categories and markets. As we do so, we are confronting new competitors, many of which have more experience in the categories or markets and have greater marketing resources and brand name recognition than we have. In addition, because of the continuing convergence of the markets for computing devices and consumer electronics, we expect greater competition in the future from well-established consumer electronics companies in our developing categories as well as in future categories we might enter. Many of these companies, such as Microsoft, Apple, Google, Cisco, Sony, Samsung, Amazon and others, have greater financial, technical, sales, marketing and other resources than we have.
Logitech International S.A. | Fiscal 2021 Form 10-K | 21

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. In addition, Microsoft, Apple, Google and Amazon each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and maybe financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share. For additional information, see "Competition” in Item 1 above.

The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect the Company’s business, results of operations and financial condition.

COVID-19 has spread rapidly throughout the world, causing volatility and disruption in financial markets, curtailing global economic activity, raising the prospect of an extended global recession, and prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, quarantines and shelter-at-home orders, and often resulted in indefinite business closures. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties, including if and how the extent and rate of the spread continue to fluctuate in different parts of the world, the availability and effectiveness of vaccines and vaccination progress, and the treatments or cures to slow and eventually stop the spread.
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. Starting with the initial outbreak of the virus in China, where we have a manufacturing facility, and as it has spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, and in some cases increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity.
While we believe that the pandemic has accelerated certain trends that are favorable to us, its effects on the use patterns and demand for certain of our products may not be sustainable or may lead to increased competition in certain of our product markets. The COVID-19 pandemic also may have the effect of heightening many of the other risks described under this heading “Risk Factors.” We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is still uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the further development and availability of effective treatments and vaccines and the vaccination progress, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners and customers. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 22

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

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or changed without notice to us, our business and operating results could be adversely affected.

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

If our sales channel partners have excess inventory of our products or decide to decrease their inventories for any reason, they may decrease the number of products they acquire in subsequent periods, which could cause disruption in our business and adversely affect our forecasts and sales.

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

Other events or circumstances, including those not in our control, such as the COVID-19 pandemic, may result in rapid and significant increases or decreases of demand for our products that may result in excess inventory or product unavailability, increases in operational logistics and other costs, damaged relationships with suppliers or customers, opportunities for our competitors, and lost market share and revenue.

 We have experienced large differences between our forecasts and actual demand for our products. We expect other differences between forecasts and actual demand to arise in the future. If we do not accurately predict product demand, our business and operating results could be adversely affected.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior leadership. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior leadership and international personnel. From time to time, we experience turnover in some of our senior leadership positions.
Logitech International S.A. | Fiscal 2021 Form 10-K | 23

We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain or maintain the continuity of our senior leaders or other key employees for any reason, including voluntary or involuntary departure, death or permanent or temporary disability (the risk of which has been underscored during the COVID-19 pandemic), we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the size of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the size of our employee base, particularly engineers, we may fail to develop and introduce new products successfully and in a cost-effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted equity incentives. Logitech’s practice has been to provide equity incentives to its employees, but the number of shares available for equity grants is limited. We may find it difficult to provide competitive equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and update our non-strategic product categories and products. During the third quarter of fiscal year 2016, we divested our Lifesize video conferencing business and completed our exit from the OEM business. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or may adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 24

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

While our overall distribution relationships are diffuse, over a quarter of our gross sales are concentrated with two customers - Amazon Inc. and Ingram Micro - and their affiliated entities. We don't have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon and Ingram Micro, any adverse change in either of those relationships could have an adverse impact on our results of operations and financial condition.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 25

As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. Certain product categories, such as Video Collaboration, may also require that we further build and scale our own enterprise sales force. Several of our competitors already have large enterprise sales forces and experience and success with that sales model. If we are unable to build successful distribution channels, build and scale our own enterprise sales force, or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

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

Our manufacturing operations in China could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on China’s available labor pool, changes in labor costs and other employment dynamics, high turnover among Chinese employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between China and Taiwan or China and the United States, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe. Interpretation and enforcement of China’s laws and regulations continue to evolve, and we expect differences in interpretation and enforcement to continue in the foreseeable future.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 26

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components, such as micro-controllers and optical sensors, were to be delayed or constrained, or more recently, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, natural disasters or regional or global pandemics, including COVID-19, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 27

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

In recent years, the U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As noted previously, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, present particular risks for us. New or increased tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs
Logitech International S.A. | Fiscal 2021 Form 10-K | 28

and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For fiscal year 2021, approximately 52% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are subject to risks related to our environmental, social and governance (ESG) activities and disclosures.

Current and prospective shareholders are increasingly utilizing ESG data to inform their decisions, including investment and voting, using a multitude of evolving score and rating frameworks. If we do not adapt our strategy or execution to meet the evolving expectations of our stakeholders, or if our ESG data input, processing and reporting are incomplete or inaccurate, our business, brand and reputation could be adversely affected.

Logitech International S.A. | Fiscal 2021 Form 10-K | 29

As a company operating in many markets and jurisdictions, expanding into new growth categories, and engaging in acquisitions, and as a Swiss, dual-listed company, we are subject to risks associated with new, existing and potential future laws and regulations.

Based on our current business model and as we expand into new markets and product categories and acquire companies, businesses and assets, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling and environmental matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We also are subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. As a result of the Federal Act on Tax Reform and AHV Financing ("TRAF"), the canton of Vaud enacted tax reforms on March 10, 2020 that took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our
Logitech International S.A. | Fiscal 2021 Form 10-K | 30

tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 31

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

Significant disruptions in, or breaches in security of, our websites, or information technology systems, or our products could adversely affect our business.

As a consumer electronics company, our websites are an important presentation of our company, identity and brands and an important means of interaction with and source of information for consumers of our products. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. We allocate significant resources to maintain our information technology systems and deploy network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems have been and could continue to be subject to or threatened with, and are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, attacks by computer hackers, other data security issues, telecommunication failures, user error, malfeasance, catastrophes, system or software upgrades, integration or migration, or other foreseeable and unforeseen events. From time to time, we and our suppliers have identified vulnerabilities or other issues that we believe have been addressed, and we expect such issues to continue to arise. None of such disruptions or issues has individually or in the aggregate resulted in security incidents with a material impact on us. Moreover, due to the COVID-19 pandemic, there is an increased risk that we may experience security breach related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. In addition, increased frequency and sophistication of cyber security and product security attacks may increase the likelihood of breaches. Breaches or disruptions of our websites or information technology systems, breaches of confidential information, data corruption or other data security issues could adversely affect our brands, reputation, relationships with customers or business partners, or consumer or investor perception of our company, business or products or result in disruptions of our operations, loss of intellectual property or our customers’ or our business partners’ data, reduced value of our investments in our brands, design, research and development or engineering, or costs to address regulatory inquiries or actions or private litigation, to respond to customers or partners or to rebuild or restore our websites or information technology systems.

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of security breaches.

In connection with our operations, we collect personal data, including that of our consumers. This information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world.

Logitech International S.A. | Fiscal 2021 Form 10-K | 32

For example, the General Data Protection Regulation (GDPR), which is applicable to us and to all companies processing data of European Union residents, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR has been made more difficult by the invalidity of the U.S.-European Union Privacy Shield. In the United States, California and Virginia have already adopted privacy laws and other legislations may follow, at states and federal levels. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to increased costs, allocation of additional resources, financial penalties or other liabilities or negative publicity that could adversely affect our business.

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

•We are continuously attempting to simplify our organization, to control operating costs through expense and global workforce management, to reduce the complexity of our product portfolio, and to better align costs with our current business as we expand from PC accessories and provide leverage for growth opportunities in accessories and other products and services for creativity and productivity, gaming, video collaboration, mobile devices, music, digital home and other product categories. We may not achieve the cost savings or other anticipated benefits from these efforts, and the success or failure of such efforts may cause our operating results to fluctuate and to be difficult to predict.

Logitech International S.A. | Fiscal 2021 Form 10-K | 33

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

In April 2021, our Board of Directors increased our current repurchase program of our registered shares to $1.0 billion. We have also paid cash dividends and increased the size of our dividend, each year since fiscal year 2013. Our share repurchase program and dividend policy may be affected by many factors, including general business and economic conditions, our financial condition and operating results, our views on potential future capital requirements, restrictions imposed in any future debt agreements, the emergence of alternative investment or acquisition opportunities, changes in our business strategy, legal requirements, changes in tax laws, and other factors. Our share repurchase program does not obligate us to repurchase all or any of the dollar value of shares authorized for repurchase. The program could also increase the volatility of the trading price of our shares. Similarly, we are not obligated to pay dividends on our registered shares. Under Swiss law, we may only pay dividends upon the approval of a majority of our shareholders, which is under the discretion of and generally follows a recommendation by our Board of Directors that such a dividend is in the best interests of our shareholders. There can be no assurance that our Board of Directors will continue to recommend, or that our shareholders will approve, dividend increases or any dividend at all. If we do not pay a regular dividend, we may lose the interest of investors that focus their investments on dividend-paying companies, which could create downward pressure on our share
Logitech International S.A. | Fiscal 2021 Form 10-K | 34

price. Any announcement of termination or suspension of our share repurchase program or dividend may result in a decrease in our share price. The share repurchase program and payment of cash dividends could also diminish our cash reserves that may be needed for investments in our business, acquisitions or other purposes. Without dividends, the trading price of our shares must appreciate for investors to realize a gain on their investment.

Logitech International S.A. | Fiscal 2021 Form 10-K | 35

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
Logitech International S.A. | Fiscal 2021 Form 10-K | 36

ITEM 2.    PROPERTIES
Our headquarters is located in Lausanne, Switzerland, where we occupy approximately 50,500 square feet under a lease that expires in July 2025. Our principal corporate and administrative offices, which includes our headquarters in Lausanne, Switzerland, and corporate offices in Newark, California and Hsinchu, Taiwan, together make up approximately 286,000 square feet of leased space. Both our Lausanne, Switzerland and Newark, California locations serve our research and development, product marketing, sales management, technical support and administrative functions. Our Hsinchu, Taiwan location serves our mechanical engineering, process engineering, manufacturing support, quality assurance, design, research and development, and administrative functions. We maintain marketing and channel support offices in approximately 80 locations and over 40 countries, with lease expiration dates from 2021 to 2031.
As of March 31, 2021, the majority of our properties are leased; however, we also own some of the manufacturing units and employee dormitories in Suzhou, China, from which we occupy approximately 722,000 square feet. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations. We also contract with various third-party distribution centers in North America, South America, Europe and Asia Pacific for additional warehouses in which we store inventory. We believe that our manufacturing and distribution facilities are adequate for our ongoing needs and we continue to evaluate the need for facilities to meet current and anticipated future requirements.
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
As a result of amendments to Regulation S-K disclosure requirements related to environmental proceedings to which the government is a party and such proceedings involve potential monetary sanctions, we selected the quantitative threshold of $1.0 million.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
Logitech International S.A. | Fiscal 2021 Form 10-K | 37

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Logitech's shares are listed and traded on both the SIX Swiss Exchange, where the share price is denominated in Swiss francs and on the Nasdaq Global Select Market, where the share price is denominated in U.S. Dollars. The trading symbol for Logitech shares is LOGN on the SIX Swiss Exchange and LOGI on the Nasdaq Global Select Market. As of April 23, 2021, there were 173,106,620 shares issued (including 4,666,642 shares held as treasury stock) held by 22,356 holders of record, and the closing price of our shares was CHF 106.35 ($116.00 based on exchange rates on such date) per share on the SIX Swiss Exchange and $117.00 per share as reported by the Nasdaq Global Select Market.
Dividends
Under Swiss law, a corporation may only pay dividends upon a vote of its shareholders. This vote typically follows the recommendation of the corporation's Board of Directors. In April 2021, the Board of Directors recommended that the Company increase the cash dividend for fiscal year 2021 by approximately 10% to CHF 147.0 million ($155.8 million based on the exchange rate on March 31, 2021). This recommendation will be voted on by our shareholders at the Company’s Annual General Meeting in September 2021.
On September 9, 2020, Logitech's shareholders approved a cash dividend payment of CHF 134.0 million out of retained earnings to Logitech's shareholders who owned shares on September 21, 2020. Eligible shareholders were paid CHF 0.79 per share ($0.87 per share in U.S. Dollars), totaling $146.7 million in U.S. Dollars on September 22, 2020. On September 4, 2019, Logitech's shareholders approved a cash dividend payment of CHF 121.8 million out of retained earnings to Logitech shareholders who owned shares on September 19, 2019. Eligible shareholders were paid CHF 0.73 per share ($0.74 per share in U.S. Dollars), totaling $124.2 million in U.S. Dollars on September 20, 2019.
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
Share Repurchases
In fiscal year 2021, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Approved Shares	Approved Amounts
May 2020	17,311	$250,000
Logitech International S.A. | Fiscal 2021 Form 10-K | 38

The following table presents certain information related to purchases made by Logitech of its equity securities under its publicly announced share repurchase programs (in thousands, except per share amounts):

		Weighted Average Price Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During Fiscal Year Ended	Shares Repurchased**	CHF (LOGN)	USD (LOGI)
March 31, 2019	808	39.58	—	$187,433
March 31, 2020 *	1,251	38.91	—	$137,386
March 31, 2021	1,845	81.35	89.20	$85,382
* The 2017 share repurchase program expired in April 2020 and the unused amount was forfeited.
** All shares were repurchased on the SIX in fiscal years 2019 and 2020. In fiscal year 2021, 969 thousand shares were repurchased on the SIX and 876 thousand shares on NASDAQ.

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended March 31, 2021		CHF (LOGN)	USD (LOGI)
Month 1
December 26, 2020 to January 22, 2021	—	—	—	177,634
Month 2
January 23, 2021 to February 19, 2021
SIX	243	91.66		152,575
Nasdaq	60		103.58	146,348
Month 3
February 20, 2021 to March 31, 2021
SIX	87	91.93		137,642
Nasdaq	540		96.74	85,382
	930	90.44	99.17	85,382
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 39

The following graph compares the cumulative total stockholder return on our shares, the Nasdaq Composite Index, and the S&P 500 Information and Technology Index. The graph assumes that $100 was invested in our LOGI shares, the Nasdaq Composite Index and the S&P 500 Information and Technology Index on March 31, 2016, and calculates the annual return through March 31, 2021. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year cumulative total return*
$800
$600
$400
$200
$0
03/16
03/17
03/18
03/19
03/20
03/21
Logitech
Nasdaq Composite Index
S&P 500 Information and Technology Index

________________________________________

*$100 invested on March 31, 2016, in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31,
	2016	2017	2018	2019	2020	2021
Logitech	$100	$206	$241	$262	$291	$717
Nasdaq Composite Index	$100	$123	$148	$164	$165	$287
S&P 500 Information and Technology Index	$100	$125	$159	$184	$203	$339

ITEM 6. (Reserved)

Logitech International S.A. | Fiscal 2021 Form 10-K | 40

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth above in Item 1A "Risk Factors," and below in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.
Overview of Our Company
Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Almost 40 years ago, Logitech created products to improve experiences around the personal computer (PC) platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech, Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones, Ultimate Ears, and Jaybird. Our Company's website is www.logitech.com.

Our products participate in five large market opportunities: Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers and e-tailers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants. We sell our services directly to end customers in majority.
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
On February 17, 2021, we acquired all equity interests of Mevo Inc. (Mevo) for a total upfront cash consideration of $33.2 million, which included a working capital adjustment, plus additional contingent consideration of up to $17.0 million payable in cash only upon the achievement of certain net revenues for the period beginning on December 26, 2020 and ending on December 31, 2021 (the Mevo Acquisition). The Mevo Acquisition is complementary to the Company's PC Webcams portfolio and will better enable us to offer end-to-end solutions for streaming and content creation.

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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have from time to time issued orders that require the closure of or restrictions on non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has curtailed global economic activity, caused volatility and disruption in global financial and commercial markets, and is likely to continue to cause uncertainty for an indeterminate amount of time. We are conducting our business with substantial modifications, such as employee remote work in non-manufacturing facilities and travel limitations, among other changes. We are continuing to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders.
Logitech International S.A. | Fiscal 2021 Form 10-K | 41

In fiscal year 2021, we experienced disruptions to our supply chain and logistics services, inventory constraints, and increased logistics costs, as we attempted to address the effects of COVID-19. At the same time, due to the shelter-at-home requirements or other restrictions in many countries, there has been acceleration of work-from-anywhere, study-from-anywhere, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that have led to increased sales and operating income. While it is not yet clear how long the positive demand dynamics will continue, we expect the increased logistics costs to continue through fiscal year 2022. In addition, if the positive demand does not continue during fiscal year 2022, it may lead to higher promotions, or excess inventories, or both, which will have an adverse impact on our results of operations. It is difficult to predict the progression, the duration and all of the effects of COVID-19, when business restrictions and shelter-at-home guidelines may be eased or lifted on a global basis, and how consumer demand, inventory and logistical effects and costs may evolve over time, or the impact on our future sales and results of operations. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and it could adversely affect the Company's business, results of operations and financial condition."
Summary of Financial Results
Our total sales for fiscal year 2021 increased 76% in comparison to fiscal year 2020, due to stronger sales across all regions and most of our product categories from increased remote work and learning trends, accelerated adoption of video communications, and greater gaming viewership, creation, and participation from home, as a result of COVID-19. Our consolidated statements of operations for fiscal year 2021 include the results of operations for current year acquisitions from their respective dates of acquisition.
Sales for fiscal year 2021 increased 72%, 84% and 75% in the Americas, EMEA and Asia Pacific, respectively, in comparison to fiscal year 2020.
Gross margin increased by 680 basis points to 44.5% during fiscal year 2021, compared to fiscal year 2020. Our gross margin benefited from higher sales volume, restrained promotional spending, and favorable product mix, which more than offset higher logistics costs to meet strong demand.
Operating expenses for fiscal year 2021 were $1,187.6 million, or 22.6% of sales, compared to $845.9 million, or 28.4% of sales, for fiscal year 2020. The increase in operating expenses was primarily driven by $185.6 million higher personnel-related costs due to additional headcount across departments to support business growth and from business acquisitions, $135.1 million higher third-party costs to support our long-term growth opportunities and branding development, and a $30 million contribution into a charitable donor advised fund to support our social giving strategies. These increases were partially offset by a $17.5 million decrease in the change in fair value of contingent consideration due to the Streamlabs earn-out recorded in fiscal year 2020 and settled in fiscal year 2021.
Included in the income tax provision of $200.9 million in fiscal year 2021 was $152.6 million of tax expense from Switzerland that reflects the post enactment of TRAF in the canton of Vaud. TRAF was enacted in the fourth quarter of fiscal year 2020 and took effect as of January 1, 2020. The income tax benefit of $125.4 million in fiscal year 2020 was impacted by a tax benefit of $153.2 million related to the measurement of deferred tax assets and liabilities, net of assessment of uncertain tax positions in Switzerland as a result of the enactment of TRAF.
Net income for fiscal year 2021 was $947.3 million, compared to $449.7 million for fiscal year 2020.
Trends in Our Business
Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity: New PC shipments have continued to be strong recently due to work-from-home and learn-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work, and learning, thus providing growth opportunities. Hybrid work culture will also greatly expand the number of new workspaces to which we can attach our PC peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep
Logitech International S.A. | Fiscal 2021 Form 10-K | 42

understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case with trackpad for the iPad. Hybrid and remote learning environments have also created demand and growth opportunities in the education market for tablet keyboards and accessories.

Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming content becomes increasingly more demanding and social, particularly as other recreational activities have been curtailed or restricted during shelter-at-home mandates. We believe gaming will increasingly become one of the largest participant and spectator sports in the world. The new console refresh cycle during the holiday season of 2020 could drive subsequent growth opportunities over the coming years for our ASTRO family of headsets and controllers. We believe Logitech is well positioned to benefit from the overall gaming market growth. Our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers.

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

Music: Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. However, the mobile speaker market has matured and the integration of personal voice assistants has increased competition in the speaker category. In addition, the retail footprint in fiscal year 2021 decreased significantly due to the COVID-19 pandemic. These factors have led to a decline in our Mobile Speakers category sales in the past three years. In the wireless headphone industry, the largest growth in recent years has been in true wireless headphones while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. In addition, Blue Microphones has experienced strong demand as musicians, performers and streamers increasingly look to entertain and engage with their fans on various online platforms like YouTube, Twitch, and Facebook.

Smart Home: Our Harmony universal remote and Circle security family of products declined substantially in fiscal year 2021. In general, our Harmony and Circle products are under pressure as the way people consume content is changing and as retail stores have been closed or subject to restrictions. The smart home market opportunity is broad, and we will continue to explore other innovative experiences to drive growth in the Smart Home category.
Business Seasonality and Product Introductions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Due to the fluctuation in the number of cases from the COVID-19 pandemic across the world and related local restrictions, and shelter-at-home requirements, as applicable, we experienced an even higher demand and consumption of most of our products in the third fiscal quarter of 2021. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
Logitech International S.A. | Fiscal 2021 Form 10-K | 43

Swiss Federal Tax Reform
As we described above, the canton of Vaud in Switzerland enacted TRAF on March 10, 2020 that took effect as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning with fiscal year 2020 tax filing as a result of our transition out of our longstanding tax ruling from the canton of Vaud.
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
Accruals for Customer Programs and Product Returns
We record accruals for cooperative marketing, customer incentive, pricing programs (Customer Programs) and product returns. The estimated cost of these programs is usually recorded as a reduction of revenue. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period. Customer Programs require management to estimate the percentage of those programs that will not be claimed in the current period or will not be earned by customers, which is commonly referred to as "breakage." Breakage is estimated based on historical claim experience, the period in which the claims are expected to be submitted, specific terms and conditions with customers, and other factors. If we receive a separately identifiable benefit from a customer and can reasonably estimate the fair value of that benefit, the cost of the Customer Programs is recognized in operating expenses.
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
We apply a breakage rate to reduce our accruals of Customer Programs based on the estimated percentage of these customer programs that will not be claimed or earned. The breakage rate is applied at the time of sale. Assessing the period in which claims are expected to be submitted and the relevance of the historical claim experience require significant management judgment to estimate the breakage of Customer Programs in any accounting period.
Logitech International S.A. | Fiscal 2021 Form 10-K | 44

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
We record inventories at the lower of cost and net realizable value and record write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value. A review of inventory is performed each fiscal quarter that considers factors including the marketability and product lifecycle stage, product development plans, component cost trends, historical sales, and demand forecasts that consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and we recognize the write-down in the cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the time of loss recognition, new cost basis per unit and the lower-cost basis for that inventory are established and subsequent changes in facts and circumstances would not result in an increase in the cost basis. If there is an abrupt and substantial decline in demand for Logitech's products or an unanticipated change in technological or customer requirements, we may be required to record additional write-downs that could adversely affect gross margins in the period when the write-downs are recorded. We also extend the assessment to non-cancelable purchase orders if the inventories are considered excess and record the liability that is reasonably possible to be incurred in accrued and other liabilities.
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
Examples of critical estimates in valuing certain intangible assets and goodwill we have acquired and liabilities we have assumed include but are not limited to:
Logitech International S.A. | Fiscal 2021 Form 10-K | 45

•assumptions regarding royalty rate range and forecasted revenue growth rate;
•assumptions regarding the estimated useful life of the acquired intangibles;
•discount rates;
•projected risk-based net revenues forecast; and
•asset volatility.
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
For additional information about our Critical Accounting Estimates, see Note 2—Summary of Significant Accounting Policies in our Notes to our consolidated financial statements below.
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
Results of Operations
In this section, we discuss the results of our operations for the year ended March 31, 2021 compared to the year ended March 31, 2020. For a discussion of the year ended March 31, 2020 compared to the year ended March 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on May 27, 2020.
Net Sales
During fiscal year 2021, sales increased 76% in comparison to fiscal year 2020. If currency exchange rates had been constant in 2021 and 2020, our constant currency sales growth rate would have been 74%. The increase in sales was across all regions, and benefited most of our product categories due to increased work-from-home and learning-from-home trends, as a result of various shelter-at-home mandates. Strong sales growth in Video Collaboration, Gaming, PC Webcams, Tablet and Other Accessories, Keyboards & Combos, Audio & Wearables, and Pointing Devices was partially offset by a decline in sales of Mobile Speakers and Smart Home. The decline in sales of Mobile Speakers was primarily due to limited outdoor activities and social gatherings.
Logitech International S.A. | Fiscal 2021 Form 10-K | 46

Sales Denominated in Other Currencies
Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Yuan, Japanese Yen, Canadian Dollar, Taiwan Dollar, British Pound and Australian Dollar. For each of the fiscal years 2021, and 2020, 52% and 50% of our sales were denominated in currencies other than the U.S. Dollar.
Sales by Region
The following table presents the change in sales by region for fiscal year 2021 compared with fiscal year 2020:

	2021 vs. 2020
	Sales Growth Rate	Sales Growth Rate in Constant Currency
Americas	72%	73%
EMEA	84	77
Asia Pacific	75	72
The increase in sales globally in fiscal year 2021 compared with fiscal year 2020 was driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.
Sales by Product Categories
Sales by product categories for fiscal years 2021 and 2020 were as follows (Dollars in thousands):

	Years Ended March 31,		Change
	2021	2020	2021 vs. 2020
Pointing Devices	$680,907	$544,519	25%
Keyboards & Combos	784,488	571,720	37
PC Webcams	439,865	129,193	240
Tablet & Other Accessories	384,301	135,309	184
Gaming (1)	1,239,005	690,174	80
Video Collaboration	1,044,935	365,616	186
Mobile Speakers	174,895	221,791	(21)
Audio & Wearables	468,776	273,752	71
Smart Home	34,394	43,404	(21)
Other (2)	713	373	91
Total Sales	$5,252,279	$2,975,851	76%
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other category includes products which we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.
Sales by Product Categories:
Creativity & Productivity market:
Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs touchpads and presentation tools.
During fiscal year 2021, Pointing Devices sales increased 25%, compared to fiscal year 2020. The increase was primarily driven by higher sales of cordless and trackball mice, as a result of remote working and learning trends, partially offset by a decline in sales of our presentation tools, as most conferences, events, and other large-scale presentations remained prohibited.
Logitech International S.A. | Fiscal 2021 Form 10-K | 47

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.
During fiscal year 2021, Keyboards & Combos sales increased 37%, compared to fiscal year 2020. The increase was primarily driven by an increase in sales of our cordless and corded PC keyboards and wireless keyboard/mice combos, partially offset by a decline in sales of our living room keyboard products.
PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.
During fiscal year 2021, PC Webcams sales increased 240%, compared to fiscal year 2020. The increase was seen across all product sub-categories, primarily driven by an increase in sales of our HD Pro Webcam C920, 1080P PRO Stream Webcam, Webcam C260, and Logitech Streamcam, mostly due to more remote working from home and learning-from-home.
Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.
During fiscal year 2021, Tablet & Other Accessories sales increased 184%, compared to fiscal year 2020. The increase was primarily driven by the sales of our Rugged Folio and Slim Folio Keyboards for the iPad 7th generation, both introduced in the third quarter of fiscal year 2020, and our Powered Wireless Charging 3-in-1 Dock, introduced in the fourth quarter of fiscal year 2020. We have seen strong demand for Tablet keyboards, partly due to schools embracing various technology devices to better educate students in learning-from-home environments.
Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.
During fiscal year 2021, Gaming sales increased 80%, compared to fiscal year 2020. The increase was primarily driven by strong performance in PC gaming, Simulation, and Console Gaming headsets. The sales in Streamlabs services, our business acquisition in the third quarter of fiscal year 2020, doubled as the streaming industry saw an increase in the amount of hours viewed and streamed. The increase was partially offset by a decline in the sales of our console gaming controllers.
Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition (HD) 1080p video to bring video conferencing to businesses of any size.
During fiscal year 2021, Video Collaboration sales increased 186%, compared to fiscal year 2020. The increase was primarily due to increases in sales of our Rally Ultra-HD Conference Camera, our MeetUp video conference camera, BRIO 4K Pro Webcam, Webcam C930E, and Webcam C925E as video communications become more critical for a more location-flexible workforce.
Music market:
Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.
During fiscal year 2021, Mobile Speakers sales decreased 21%, compared to fiscal year 2020. The decrease was primarily due to a decline in sales of our MEGABOOM, BOOM 3, BOOM 2, and WONDERBOOM, and MEGABLAST mobile speakers in part due to limited outdoor activities and social gatherings. The decrease was partially offset by sales of our WONDERBOOM 2 speakers and the introduction of our HYPERBOOM speaker in the fourth quarter of fiscal year 2020.
Logitech International S.A. | Fiscal 2021 Form 10-K | 48

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.
During fiscal year 2021, Audio & Wearables sales increased 71%, compared to fiscal year 2020. The increase was primarily driven by increases in sales of our corded and cordless headsets and Blue Microphones products, partially offset by decline in sales of our Jaybird and UE Custom products.
Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.
During fiscal year 2021, Smart Home sales decreased 21%, compared to fiscal year 2020. The decrease was primarily driven by an overall decline in sales in our Harmony remote products, partially offset by an increase in sales of our Circle View camera.
Gross Profit
Gross profit for fiscal years 2021 and 2020 was as follows (Dollars in thousands):

	Years Ended March 31,
	2021	2020
Net sales	$5,252,279	$2,975,851
Gross profit	$2,335,735	$1,122,381
Gross margin	44.5%	37.7%
Gross profit consists of sales, less cost of goods sold (which includes materials, direct labor and related overhead costs, costs of manufacturing facilities, royalties, costs of purchasing components from outside suppliers, distribution costs, warranty costs, customer support costs, shipping and handling costs, outside processing costs and write-down of inventories), and amortization of intangible assets.
Gross margin increased by 680 basis points to 44.5% during fiscal year 2021, compared to fiscal year 2020. The increase in gross margin was primarily driven by higher sales volume, restrained promotional spending, favorable product mix, which more than offset the higher logistics operations costs to meet strong demand.
Logitech International S.A. | Fiscal 2021 Form 10-K | 49

Operating Expenses
Operating expenses for fiscal years 2021 and 2020 were as follows (Dollars in thousands):

	Years Ended March 31,
	2021	2020
Marketing and selling	$770,284	$533,324
% of sales	14.7%	17.9%
Research and development	226,023	177,593
% of sales	4.3%	6.0%
General and administrative	166,577	94,015
% of sales	3.2%	3.2%
Amortization of intangible assets and acquisition-related costs	19,064	17,563
% of sales	0.4%	0.6%
Change in fair value of contingent consideration for business acquisition	5,716	23,247
% of sales	0.1%	0.8%
Restructuring charges (credits), net	(54)	144
% of sales	—%	—%
Total operating expenses	$1,187,610	$845,886
% of sales	22.6%	28.4%
The increase in total operating expenses during fiscal year 2021, compared to fiscal year 2020, was mainly due to increases in marketing and selling expenses, research and development expenses, and general and administrative expenses, partially offset by decreases in change in fair value of contingent consideration for business acquisition.
Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.
During fiscal year 2021, marketing and selling expenses increased $237.0 million, compared to fiscal year 2020. The higher expenses were primarily related to increases of $120.8 million in third-party costs and $114.2 million in personnel-related costs. The increase in third-party costs is primarily due to increased marketing and advertising spend to support our investment in brand awareness and consideration. The higher personnel spend was driven by increased headcount to support business growth and go-to-market expansion, as well as increased performance-based variable compensation linked to stronger performance, and increased share-based compensation.
Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During fiscal year 2021, research and development expenses increased $48.4 million, compared to fiscal year 2020. The increases were primarily driven by $30.3 million of additional personnel-related costs due to increased headcount to support our investment in innovation and increased performance-based variable compensation linked to stronger performance. Higher third-party costs of $14.3 million also contributed to the growth in research and development expense and were mainly comprised of costs for contractors to support the increased research and development initiatives.
General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.
Logitech International S.A. | Fiscal 2021 Form 10-K | 50

During fiscal year 2021, general and administrative expenses increased $72.6 million, compared to fiscal year 2020. The higher spend was primarily driven by an increase of $41.3 million in personnel-related costs due to increased headcount to support business growth, increased performance-based variable compensation linked to stronger performance, and increased share-based compensation. An additional $30.0 million of the increase in general and administrative expenses was related to our contribution into a charitable donor advised fund to support our social giving strategies.
Amortization of Intangibles and Acquisition-Related Costs
Amortization of intangibles included in operating expense and acquisition-related costs during fiscal years 2021 and 2020 were as follows (in thousands):

	Years Ended March 31,
	2021	2020
Amortization of intangible assets	$18,489	$16,073
Acquisition-related costs	575	1,490
Total	$19,064	$17,563
Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trademarks and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.
The increase in amortization of intangible assets and acquisition-related costs from fiscal year 2020 to 2021 was primarily driven by the intangible assets acquired through the Mevo acquisition in the fourth quarter of fiscal year 2021 and a full year of intangibles amortization expense for the Streamlabs Acquisition which occurred in the third quarter of fiscal year 2020.
Change in Fair Value of Contingent Consideration for Business Acquisition

The change in fair value of contingent consideration was $5.7 million for the fiscal year 2021, primarily due to growth in Streamlabs' net sales and the achievement of the net sales targets during the six-month earn-out period ended June 30, 2020.

Interest Income
Interest income for fiscal years 2021 and 2020 was as follows (in thousands):

	Years Ended March 31,
	2021	2020
Interest Income	$1,784	$9,619
We invest in highly liquid instruments with an original maturity of three months or less at the date of purchase, which are classified as cash equivalents. The decrease in interest income for fiscal year 2021 was primarily driven by the decline in interest rates and reduction of cash held in interest bearing accounts.
Logitech International S.A. | Fiscal 2021 Form 10-K | 51

Other Income (Expense), Net
Other income and expense for fiscal years 2021 and 2020 was as follows (in thousands):

	Years Ended March 31,
	2021	2020
Investment income (loss) related to the deferred compensation plan	$5,916	$(831)
Currency exchange loss, net	(2,688)	(909)
Gain (Loss) on investments, net	(5,910)	39,011
Other	893	941
Total	$(1,789)	$38,212
Investment income (loss) related to the deferred compensation plan for fiscal years 2021 and 2020 represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.
Currency exchange loss, net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses.
Gain (Loss) on investments, net, represents the realized gain (loss) on sales of investment, investment impairment, and unrealized gain (loss) from the fair value change on the available-for-sale securities and equity-method investments during the periods presented. The loss in fiscal year 2021 is mostly due to our portion of loss from our investments which are accounted for as an equity method investment. The increase in fiscal year 2020 was due to the sale of our $5.5 million investment in a privately held company for a gain of $39.8 million.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes and the effective income tax rate for fiscal years 2021 and 2020 were as follows (Dollars in thousands):

	Years Ended March 31,
	2021	2020
Provision for (benefit from) income taxes	$200,863	$(125,397)
Effective income tax rate	17.5%	(38.7)%
The change in the effective income tax rate between fiscal years 2021 and 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate and the income tax accounting impact from the enactment of TRAF in the canton of Vaud in Switzerland on March 10, 2020 that took effect as of January 1, 2020. We have benefited from a longstanding tax ruling from the canton of Vaud through December 31, 2019. We reached an agreement with the Vaud Tax Administration in fiscal year 2020 that would allow for a tax step-up of goodwill to be amortized over ten years beginning on January 1, 2020 as a transition measure.
The Swiss income tax provision in fiscal year 2021 represents the income tax provision at the full statutory income tax rate of 13.60%. In fiscal year 2020, we recorded an income tax benefit of $151.7 million, net of unrecognized tax benefits to account for the book and tax basis difference of the step-up upon enactment. The deferred income tax benefit from other temporary differences resulting from the Swiss tax reform, net of three-month amortization of the tax step-up amounted to $1.5 million. The aggregate deferred income tax impact in fiscal year 2020 as a result of the enactment of TRAF was $153.2 million. In addition, we recognized excess tax benefits from share-based payments, net of shortfalls of $8.7 million and $6.4 million in the United States in fiscal years 2021 and 2020, respectively, and recognized income tax benefit from the reversal of uncertain tax positions from the expiration of statutes of limitations in the amount of $4.7 million and $4.0 million in fiscal years 2021 and 2020, respectively.
As of March 31, 2021 and 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $160.3 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.
Logitech International S.A. | Fiscal 2021 Form 10-K | 52

As of March 31, 2021 and 2020, we had $59.2 million and $40.8 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions. We recognized $1.1 million and $2.0 million, in interest and penalties related to unrecognized tax positions in income tax expense during fiscal years 2021 and 2020, respectively. As of March 31, 2021 and 2020, we had $4.9 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.
We file Swiss and foreign tax returns. We received final tax assessments in Switzerland through fiscal year 2018. For other foreign jurisdictions such as the United States, we are generally not subject to tax examinations for years prior to fiscal year 2018. We are under examination and have received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility that they may have a material negative impact on our results of operations.
Liquidity and Capital Resources
Cash Balances, Available Borrowings, and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $1,750.3 million, compared with $715.6 million as of March 31, 2020. Our cash and cash equivalents consist of bank demand deposits and short-term time deposits, of which 69% is held in Switzerland, 10% is held in Germany, and 8% is held in China (including Hong Kong). We do not expect to incur any material adverse tax impact, except for what has been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.
As of March 31, 2021, our working capital was $1,477.5 million, compared with working capital of $700.3 million as of March 31, 2020. The increase in working capital over fiscal year 2020 was primarily due to higher balances of cash and cash equivalents, higher accounts receivable (net), higher inventories, and higher other current assets, partially offset by higher accounts payable and higher accrued and other liabilities.
We had several uncommitted, unsecured bank lines of credit aggregating to $143.2 million as of March 31, 2021. There are no financial covenants under these lines of credit with which we must comply. As of March 31, 2021, we had outstanding bank guarantees of $91.3 million under these lines of credit.
The following table presents selected financial information and statistics as of March 31, 2021 and 2020 (Dollars in thousands):

	March 31,
	2021	2020
Accounts receivable, net	$612,225	$394,743
Accounts payable	$823,233	$259,120
Inventories	$661,116	$229,249
Days sales in accounts receivable (DSO)(Days)(1)	36	50
Days accounts payable outstanding (DPO) (Days)(2)	90	54
Inventory turnover (ITO)(x)(3)	5.0	7.5
______________________________

(1)DSO is determined using ending accounts receivable, net as of the most recent quarter-end and sales for the most recent quarter.
(2)DPO is determined using ending accounts payable as of the most recent quarter-end and cost of goods sold for the most recent quarter.
(3)ITO is determined using ending inventories and the annualized cost of goods sold (based on cost of goods sold for the most recent quarter).
DSO as of March 31, 2021 decreased by 14 days to 36 days, as compared to 50 days as of March 31, 2020, primarily due to timing of customer payments and sales linearity.
DPO as of March 31, 2021 increased 36 days, compared to March 31, 2020, primarily due to timing of purchases and related payments and an increase in cost of goods sold due to higher sales growth during fiscal year 2021.
Logitech International S.A. | Fiscal 2021 Form 10-K | 53

ITO as of March 31, 2021 was lower compared to March 31, 2020, primarily due to higher inventory levels to build inventory in anticipation of future sales growth.
If we are not successful in launching and phasing in our new products launched during the current fiscal year, or we are not able to sell the new products at the prices planned, it could have a material impact on our revenue, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.
During fiscal year 2021, we generated $1,458.6 million in cash from operating activities. Our main sources of operating cash flows were from net income, after adding back non-cash expenses of depreciation, amortization, share-based compensation expense, change in fair value of contingent considerations, and from changes in operating assets and liabilities. The increase in accounts receivable, net was primarily driven by growth and timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases, in anticipation of continued high demand for certain of our products. The increase in accounts payable was primarily driven by the timing of purchases and related payments. The increase in accrued and other liabilities was primarily due to higher income tax payable due to stronger performance, an increase in customer, marketing, pricing, and incentive programs, freight and duty due to higher logistic costs, and higher accrued personnel expenses.
Net cash used in investing activities was $120.0 million, primarily due to $43.5 million of the purchase price (net of cash acquired) for business acquisitions and $76.2 million of purchases of property, plant, and equipment.
Net cash used in financing activities was $299.9 million, primarily due to $146.7 million of cash dividends paid during the year, $165.0 million of repurchases of our registered shares and $32.1 million of tax withholdings related to net share settlements of restricted stock units, partially offset by $43.8 million in proceeds received from the sale of shares upon exercise of stock options and purchase rights.
Our expenditures for property, plant and equipment during fiscal year 2021 and 2020 were primarily for tooling and equipment and computer hardware and software. Our expenditures for property, plant and equipment increased during fiscal year 2021, compared to fiscal year 2020, primarily due to higher tooling and equipment.
Our payments for acquisitions, net of cash acquired, during fiscal year 2021 were primarily for the Mevo Acquisition. Our payments for acquisitions, net of cash acquired, during fiscal year 2020 were primarily for the Streamlabs Acquisition (refer to "Note 3—Business Acquisitions" to the consolidated financial statements).
The purchases and sales of trading investments during fiscal years 2021 and 2020 represent mutual fund activity directed by participants in a deferred compensation plan offered by one of our subsidiaries. The mutual funds are held by a Rabbi Trust.
During fiscal year 2021, there was a $4.0 million loss from currency exchange rate effect on cash and cash equivalents, compared to a loss of $7.1 million from currency exchange rate effect during fiscal year 2020. The loss from the effect of currency rate changes during fiscal year 2021 were primarily due to the weakening of the Japanese yen, Brazilian real, partially offset by the strengthening of the Chinese yuan and Australian dollar versus the U.S. Dollar by 2%, 10%, 8% and 25%, respectively. The loss from the effect of currency exchange rate changes during fiscal year 2020 were primarily due to the weakening of Euro, Brazilian real and Australian dollar versus the U.S. Dollar by 3%, 25%, and 14%, respectively.
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
In April 2021, the Board of Directors recommended that we pay cash dividends for fiscal year 2021 of CHF 147.0 million ($155.8 million based on the exchange rate on March 31, 2021). In fiscal year 2021, we paid a cash dividend of CHF 134.0 million (U.S. Dollar amount of $146.7 million) out of fiscal year 2020 retained earnings. In fiscal year 2020, we paid a cash dividend of CHF 121.8 million (U.S. Dollar amount of $124.2 million) out of fiscal year 2019 retained earnings. In fiscal year 2019, we paid a cash dividend of CHF 110.7 million (U.S. Dollar amount of $114.0 million) out of fiscal year 2018 retained earnings.
Logitech International S.A. | Fiscal 2021 Form 10-K | 54

In May 2020, our Board of Directors approved a new share repurchase program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. Although we enter into trading plans for systematic repurchases (e.g. 10b5-1 trading plans) from time to time, our share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect until July 2023. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.
In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. This increase is subject to approval by the Swiss Takeover Board.
For over ten years, we have generated positive cash flows from our operating activities, including cash from operations of $1,458.6 million, and $425.0 million during fiscal years 2021 and 2020, respectively. If we do not generate sufficient operating cash flows to support our operations and future planned cash requirements, our operations could be harmed and our access to credit facilities could be restricted or eliminated. However, we believe that the trend of our historical cash flow generation, our projections of future operations and our available cash balances will provide sufficient liquidity to fund our operations for at least the next 12 months.
Our other contractual obligations and commitments that require cash are described in the following sections.
Logitech International S.A. | Fiscal 2021 Form 10-K | 55

Contractual Obligations and Commitments
Purchase Commitments
As of March 31, 2021, we have non-cancelable purchase commitments of $865.6 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled during the first two quarters of fiscal year 2022. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of March 31, 2021, the liability for these purchase commitments was $11.8 million and is recorded in accrued and other current liabilities. We have firm purchase commitments of $24.9 million for capital expenditures, primarily related to commitments for tooling, equipment, and computer hardware. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us the option to reschedule and adjust our requirements based on business needs prior to delivery of goods.
Operating Leases Obligation
We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2031. See "Note 17—Leases" to the consolidated financial statements included in this report for more information on leases.
Income Taxes Payable
As of March 31, 2021, we had $59.2 million in non-current income taxes payable, including interest and penalties, related to our income tax liability for uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.
Indemnifications
We indemnify certain of our suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2021, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.
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

Logitech International S.A. | Fiscal 2021 Form 10-K | 56

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
We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the year ended March 31, 2021, approximately 52% of our sales were in non-U.S. denominated currencies, with 26% of our sales denominated in Euro. The mix of our cost of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales than the favorable impact on our operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change had been applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $37.8 million and $11.8 million as of March 31, 2021 and 2020, respectively. The adverse effect as of March 31, 2021 and 2020 is after consideration of the offsetting effect of approximately $12.4 million and $5.2 million, respectively, from open foreign exchange contracts in place as of March 31, 2021 and 2020.
We enter into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within five months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold.
If the U.S. dollar had weakened by 10% as of March 31, 2021, the amount recorded in accumulated other comprehensive income (AOCI) related to our foreign exchange contracts before tax effect would have been approximately $16.5 million and $4.8 million lower as of March 31, 2021 and 2020, respectively. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.
ITEM 8.    FINANCIAL STATEMENTS
Logitech's financial statements and supplementary data required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled "Financial Statements."
Logitech International S.A. | Fiscal 2021 Form 10-K | 57

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

The Company acquired Mevo on February 17, 2021. Management excluded from its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2021 the acquired businesses’ internal controls over financial reporting associated with less than 1% of total assets and less than 1% of total sales included in the consolidated financial statements as of and for the year ended March 31, 2021.

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
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 15.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 58

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
ITEM 9B.    OTHER INFORMATION
None.
Logitech International S.A. | Fiscal 2021 Form 10-K | 59

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.
        Other information required by this Item may be found in the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Logitech
Investor Relations
7700 Gateway Boulevard
Newark, CA 94560 USA
Main (510) 795-8500
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item may be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item may be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item may be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item may be found in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Logitech International S.A. | Fiscal 2021 Form 10-K | 60

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements and Supplementary Data
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended March 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income—Years Ended March 31, 2021, 2020 and 2019
Consolidated Balance Sheets—March 31, 2021 and 2020
Consolidated Statements of Cash Flows—Years Ended March 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders' Equity—Years Ended March 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3. Exhibits
Logitech International S.A. | Fiscal 2021 Form 10-K | 61

Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	***	Stock Purchase Agreement , dated as of July 30, 2018, by and among Blue Microphones Holding Corporation, Riverside Micro-Cap Fund II, L.P. the other stockholders and optionholders of Blue Microphones Holding Corporation, Logitech Europe S.A. and Logitech Inc.	10-Q	0-29174	10/25/2018	2.1
2.2	***	Agreement and Plan of Merger, dated as of September 26, 2019, by and among Logitech International S.A., Clip Acquisition Sub, Inc., General Workings Inc., and Fortis Advisors LLC	10-Q	0-29174	10/24/2019	2.1
3.1		Articles of Incorporation of Logitech International S.A., as amended	10-Q	0-29174	10/22/2020	3.1
3.2		Organizational Regulations of Logitech International S.A., as amended	10-Q	0-29174	1/21/2021	3.1
4.1		Description of the Registrant's Securities					X
10.1	**	1996 Stock Plan, as amended	S-8	333-100854	5/27/2003	4.2
10.2	**	Logitech International S.A. 2006 Stock Incentive Plan, as amended and restated effective September 7, 2016	DEFA14A	0-29174	7/22/2016	App. A
10.3	**	Logitech Inc. Management Deferred Compensation Plan	10-Q	0-29174	11/4/2008	10.1
10.4	**	1996 Employee Share Purchase Plan (U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. A
10.5	**	2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated	DEFA14A	0-29174	7/23/2013	App. B
10.6	**	Form of Director and Officer Indemnification Agreement with Logitech International S.A.	20-F	0-29174	5/21/2003	4.1
10.7	**	Form of Director and Officer Indemnification Agreement with Logitech Inc.	20-F	0-29174	5/21/2003	4.2
10.8	**	Logitech Management Performance Bonus Plan, as amended and restated	DEFA14A	0-29174	7/23/2013	App. C
10.9	**	Representative form of stock option agreement (employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	11/4/2009	10.2
10.10	**	2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.1
10.11	**	Representative form of stock option agreement under the 2012 Stock Inducement Equity Plan	S-8	333-180726	4/13/2012	10.2
10.12	**	Representative form of performance stock option agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	2/5/2013	10.2
10.13	**	Employment Agreement between Logitech Inc. and Bracken Darrell, dated as of December 18, 2015	10-Q	0-29174	1/22/2016	10.1
Logitech International S.A. | Fiscal 2021 Form 10-K | 62

10.14	**	Representative form of restricted stock unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.33
10.15	**	Representative form of performance share unit agreement (executives and other employees) under the Logitech International S.A. 2006 Stock Incentive Plan	10-K	0-29174	5/26/2017	10.34
10.16	**	Letter Agreement, dated as of July 22, 2017, between Logitech Europe S.A. and Marcel Stolk	10-Q	0-29174	11/1/2017	10.10
10.17	**	Representative form of restricted stock unit agreement (non-executive board members) under the Logitech International S.A. 2006 Stock Incentive Plan	10-Q	0-29174	10/25/2018	10.1
10.18	**	Employment Agreement between Logitech Inc. and Nathan Olmstead, dated as of July 22, 2019	8-K	0-29174	7/23/2019	10.1
10.19	**	Employment Agreement between Logitech Inc. and Prakash Arunkundrum, dated as of May 26, 2020	10-Q	0-29174	7/23/2020	10.1
10.20	**	Employment Agreement between Logitech Inc. and Samantha Harnett, dated as of July 1, 2020	10-Q	0-29174	7/23/2020	10.2
21.1		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________________________________________________________

Logitech International S.A. | Fiscal 2021 Form 10-K | 63

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
Logitech International S.A. | Fiscal 2021 Form 10-K | 64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGITECH INTERNATIONAL S.A.
/s/ BRACKEN DARRELL
Bracken Darrell President and Chief Executive Officer

/s/ NATE OLMSTEAD
Nate Olmstead Chief Financial Officer
May 12, 2021

Logitech International S.A. | Fiscal 2021 Form 10-K | 65

POWER OF ATTORNEY AND SIGNATURES

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

Signature	Title	Date

/s/ WENDY BECKER Wendy Becker	Chairperson of the Board	May 12, 2021
/s/ BRACKEN DARRELL Bracken Darrell	President, Chief Executive Officer and Director	May 12, 2021
/s/ NATE OLMSTEAD Nate Olmstead	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 12, 2021
/s/ PATRICK AEBISCHER Patrick Aebischer	Director	May 12, 2021
/s/ EDOUARD BUGNION Edouard Bugnion	Director	May 12, 2021
/s/ Riet Cadonau Riet Cadonau	Director	May 12, 2021
/s/ GUY GECHT Guy Gecht	Director	May 12, 2021
/s/ DIDIER HIRSCH Didier Hirsch	Director	May 12, 2021
/s/ NEIL HUNT Neil Hunt	Director	May 12, 2021
/s/ MARJORIE LAO Marjorie Lao	Director	May 12, 2021
/s/ NEELA MONTGOMERY Neela Montgomery	Director	May 12, 2021
/s/ MICHAEL POLK Michael Polk	Director	May 12, 2021
/s/ Deborah Thomas Deborah Thomas	Director	May 12, 2021
Logitech International S.A. | Fiscal 2021 Form 10-K | 66

Logitech International S.A. | Fiscal 2021 Form 10-K | 67

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Logitech International S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Logitech International S.A. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Mevo Inc. during fiscal year 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, Mevo Inc.’s internal control over financial reporting associated with less than 1% of total assets and less than 1% of total sales included in the consolidated financial statements of the Company as of and for the year ended March 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Mevo Inc..

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of FASB’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Logitech International S.A. | Fiscal 2021 Form 10-K | 68

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

    Assessment of the assumptions underlying the breakage rates for certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accounts receivable allowances totaling approximately $240.0 million as of March 31, 2021 for various cooperative marketing arrangements (marketing development funds and cooperative advertising arrangements) and customer incentive and pricing programs (collectively, Customer Programs). The Company estimates the percentage of Customer Programs that will not be claimed or will not be earned by customers, which is commonly referred to as “breakage”. Breakage reduces the Company’s accruals for certain Customer Programs and it is applied at the time of sale. The Company uses judgment in assessing the period in which claims are expected to be submitted and the relevance of historical claim experience.

We identified the evaluation of the significant assumptions underlying the breakage rates for certain Customer Programs as a critical audit matter. The significant assumptions in the breakage rates estimate included: 1) the determination of the period in which the claims are expected to be submitted by the customers, 2) the assessment of the relevance of historical customer claim experience, and 3) the assessment of the relevance of the historical trend of claims submitted after the expected period. A high degree of auditor judgment was required to evaluate the significant assumptions, due to the inherent uncertainties related to such assumptions as well as recent changes in certain customers’ claim processing behavior in the current economic environment.

Logitech International S.A. | Fiscal 2021 Form 10-K | 69

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to determine the breakage rates estimate. This included controls related to the Company’s evaluation of the significant assumptions in the breakage rates estimate. We evaluated the underlying information related to the expected period that a customer claim will be submitted, and assessed the relevance of historical claim experience by analyzing the trend in the customers’ historical claims and accruals information for certain Customer Programs. We assessed the relevance of the historical trend of claims submitted after the expected period by analyzing the trend of historical claims received after the expected period compared to the total earned amount of each respective period. In addition, we evaluated the Company’s ability to estimate the breakage rates by comparing the estimated breakage from fiscal 2020 to actual subsequent breakage in fiscal 2021.

Assessment of the accruals for sales returns and certain Customer Programs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded accrued sales return liabilities of approximately $43.2 million and accrued Customer Program liabilities of approximately $185.4 million as of March 31, 2021. The Company records these accruals as a reduction of revenue at the time of sale. The Company estimated these accruals based on historical data or future commitments that are planned and controlled by the Company. The Company uses judgment in analyzing historical trends, inventories owned by and located at the customers, products sold by the direct customers to end customers or resellers, known product quality issues, negotiated terms, and other relevant customer and product information, such as stage of product life-cycle, which are expected to experience unusually high discounting or returns.

We identified the assessment of the accruals for sales returns and certain Customer Programs as a critical audit matter. Historical experience being predictive of future returns and Customer Programs’ earned amounts is the significant assumption used to estimate the accrual for sales returns and Customer Programs. Due to the inherent uncertainties related to the relevance of the predictive historical experience to the determination of the estimate, the testing required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s assessment of whether historical experience is predictive of future returns and Customer Programs’ earned amounts. We assessed the historical experience used in estimating the accrual for sales returns and certain Customer Programs using a combination of Company internal historical information of sales, returns and Customer Programs’ earned amounts, third-party contracts, and relevant and reliable third-party channel inventory and sell-through data. We inspected selected customer contracts to assess the terms and conditions related to sales returns and certain Customer Programs. We analyzed channel data trends by product and by region comparing fiscal 2021 quarterly channel inventory weeks on-hand and return ratios to prior fiscal years. In addition, we evaluated the Company’s ability to estimate the accruals for sales returns and certain Customer Programs by comparing recorded accruals from fiscal 2020 to actual subsequent returns and Customer Programs’ earned amounts in fiscal 2021.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

May 12, 2021

Logitech International S.A. | Fiscal 2021 Form 10-K | 70

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2021	2020	2019
Net sales	$5,252,279	$2,975,851	$2,788,322
Cost of goods sold	2,903,215	1,838,685	1,737,969
Amortization of intangible assets and purchase accounting effect on inventory	13,329	14,785	13,342
Gross profit	2,335,735	1,122,381	1,037,011
Operating expenses:
Marketing and selling	770,284	533,324	488,263
Research and development	226,023	177,593	161,230
General and administrative	166,577	94,015	98,732
Amortization of intangible assets and acquisition-related costs	19,064	17,563	14,290
Change in fair value of contingent consideration for business acquisition	5,716	23,247	—
Restructuring charges (credits), net	(54)	144	11,302
Total operating expenses	1,187,610	845,886	773,817
Operating income	1,148,125	276,495	263,194
Interest income	1,784	9,619	8,375
Other income (expense), net	(1,789)	38,212	(436)
Income before income taxes	1,148,120	324,326	271,133
Provision for (benefit from) income taxes	200,863	(125,397)	13,560
Net income	$947,257	$449,723	$257,573

Net income per share:
Basic	$5.62	$2.70	$1.56
Diluted	$5.51	$2.66	$1.52

Weighted average shares used to compute net income per share:
Basic	168,523	166,837	165,609
Diluted	171,775	169,381	168,965
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2021 Form 10-K | 71

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended March 31,
	2021	2020	2019
Net income	$947,257	$449,723	$257,573
Other comprehensive income (loss):
Currency translation gain (loss):
Currency translation gain (loss), net of taxes	12,695	(8,270)	(7,790)
Reclassification of currency translation loss included in other income (expense), net	(1,738)	—	(510)
Defined benefit plans:
Net loss and prior service costs, net of taxes	(4,701)	(6,846)	(7,353)
Reclassification of amortization included in other income (expense), net	1,517	762	(181)
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	(4,071)	205	1,781
Reclassification of hedging loss (gain) included in cost of goods sold	8,043	(813)	1,810
Total other comprehensive income (loss)	11,745	(14,962)	(12,243)
Total comprehensive income	$959,002	$434,761	$245,330
   The accompanying notes are an integral part of these consolidated financial statements.

Logitech International S.A. | Fiscal 2021 Form 10-K | 72

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,750,327	$715,566
Accounts receivable, net	612,225	394,743
Inventories	661,116	229,249
Other current assets	135,650	74,920
Total current assets	3,159,318	1,414,478
Non-current assets:
Property, plant and equipment, net	114,060	76,119
Goodwill	429,604	400,917
Other intangible assets, net	115,148	126,941
Other assets	324,248	345,019
Total assets	$4,142,378	$2,363,474
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$823,233	$259,120
Accrued and other current liabilities	858,617	455,024
Total current liabilities	1,681,850	714,144
Non-current liabilities:
Income taxes payable	59,237	40,788
Other non-current liabilities	139,502	119,274
Total liabilities	1,880,589	874,206
Commitments and contingencies (Note 13)
Shareholders' equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares—173,106 at March 31, 2021 and 2020
Additional shares that may be issued out of conditional capitals — 50,000 at March 31, 2021 and March 31, 2020
Additional shares that may be issued out of authorized capital — 17,311 at March 31, 2021 and 34,621 at March 31, 2020
Additional paid-in capital	129,519	75,097
Shares in treasury, at cost— 4,799 and 6,210 shares at March 31, 2021 and 2020, respectively	(279,541)	(185,896)
Retained earnings	2,490,578	1,690,579
Accumulated other comprehensive loss	(108,915)	(120,660)
Total shareholders' equity	2,261,789	1,489,268
Total liabilities and shareholders' equity	$4,142,378	$2,363,474
   The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2021 Form 10-K | 73

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$947,257	$449,723	$257,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,752	42,893	43,471
Amortization of intangible assets	31,818	30,858	24,180
Investment impairment	2,011	—	—
Share-based compensation expense	86,019	54,870	50,265
Loss (gain) on investments	3,899	756	(816)
Deferred income taxes	34,484	(159,853)	(12,257)
Change in fair value of contingent consideration for business acquisition	5,716	23,247	—
Gain on sale of investment in a privately held company	—	(39,767)	—
Other	(1,784)	(936)	(230)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(201,220)	(15,768)	(58,798)
Inventories	(427,501)	60,388	(21,551)
Other assets	(67,708)	18,319	(8,800)
Accounts payable	553,960	(24,250)	(19,134)
Accrued and other liabilities	440,935	(15,480)	51,278
Net cash provided by operating activities	1,458,638	425,000	305,181
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,189)	(39,484)	(35,930)
Investment in privately held companies	(4,115)	(345)	(2,717)
Acquisitions, net of cash acquired	(43,523)	(91,569)	(133,814)
Proceeds from return of strategic investments	2,934	—	124
Purchases of short-term investments	—	—	(1,505)
Proceeds from sale of property, plant and equipment	—	1,037	—
Purchases of trading investments	(12,336)	(11,964)	(5,203)
Proceeds from sales of trading investments	13,247	12,091	5,700
Net cash used in investing activities	(119,982)	(130,234)	(173,345)
Cash flows from financing activities:
Payment of cash dividends	(146,705)	(124,180)	(113,971)
Purchases of registered shares	(164,952)	(50,437)	(32,449)
Proceeds from exercises of stock options and purchase rights	43,810	22,241	18,057
Tax withholdings related to net share settlements of restricted stock units	(32,082)	(24,280)	(30,770)
Net cash used in financing activities	(299,929)	(176,656)	(159,133)
Effect of exchange rate changes on cash, cash equivalents	(3,966)	(7,060)	(10,134)
Net increase (decrease) in cash, cash equivalents	1,034,761	111,050	(37,431)
Cash, cash equivalents at beginning of the period	715,566	604,516	641,947
Cash, cash equivalents at end of the period	$1,750,327	$715,566	$604,516

Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$16,819	$5,021	$3,983
Non-cash contingent consideration for acquisition	$28,463	$—	$—
Equity and debt investment in a privately held company	$—	$42,350	$—
Supplemental cash flow information:
Income taxes paid, net	$23,041	$20,851	$15,312
The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2021 Form 10-K | 74

LOGITECH INTERNATIONAL S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Registered shares		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive loss
	Shares	Amount		Shares	Amount			Total
March 31, 2018	173,106	$30,148	$47,234	8,527	$(165,686)	$1,232,316	$(93,455)	$1,050,557
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	—	—	—	(10,882)	—	(10,882)
Total comprehensive income	—	—	—	—	—	257,573	(12,243)	245,330
Purchases of registered shares	—	—	—	808	(32,449)	—	—	(32,449)
Sale of shares upon exercise of stock options and purchase rights	—	—	10,526	(575)	7,531	—	—	18,057
Issuance of shares upon vesting of restricted stock units	—	—	(51,572)	(1,516)	20,802	—	—	(30,770)
Share-based compensation	—	—	50,467	—	—	—	—	50,467
Cash dividends ($0.69 per share)	—	—	—	—	—	(113,971)	—	(113,971)
March 31, 2019	173,106	$30,148	$56,655	7,244	$(169,802)	$1,365,036	$(105,698)	$1,176,339
Total comprehensive income	—	—	—	—	—	449,723	(14,962)	434,761
Purchases of registered shares	—	—	—	1,251	(50,437)	—	—	(50,437)
Sale of shares upon exercise of stock options and purchase rights	—	—	5,582	(1,101)	16,659	—	—	22,241
Issuance of shares upon vesting of restricted stock units	—	—	(41,964)	(1,184)	17,684	—	—	(24,280)
Share-based compensation	—	—	54,824	—	—	—	—	54,824
Cash dividends ($0.74 per share)	—	—	—	—	—	(124,180)	—	(124,180)
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Cumulative effect of adoption of new accounting standard (Note 2)	—	—	—	—	—	(553)	—	(553)
Total comprehensive income	—	—	—	—	—	947,257	11,745	959,002
Purchases of registered shares	—	—	—	1,845	(164,952)	—	—	(164,952)
Sale of shares upon exercise of stock options and purchase rights	—	—	3,130	(1,786)	40,680	—	—	43,810
Issuance of shares upon vesting of restricted stock units	—	—	(53,093)	(1,080)	21,011	—	—	(32,082)
Issuance of shares from contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	85,538	—	—	—	—	85,538
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789

The accompanying notes are an integral part of these consolidated financial statements.
Logitech International S.A. | Fiscal 2021 Form 10-K | 75

LOGITECH INTERNATIONAL S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company
Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs, manufactures and markets products that have an everyday place in people's lives, connecting them to the digital experiences they care about. Almost 40 years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as music, gaming, video and computing, whether it is on a computer, mobile device or in the cloud.
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
Business Acquisitions
In February 2021, the Company acquired Mevo Inc. ("Mevo"). During fiscal year 2020, the Company acquired General Workings, Inc. ("Streamlabs"). See "Note 3—Business Acquisitions" for more information.
Reference to Sales
References to "sales" in the Notes to the consolidated financial statements means net sales, except as otherwise specified.
Logitech International S.A. | Fiscal 2021 Form 10-K | 76

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Fiscal Year
The Company's fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs ("Customer Programs") and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.
Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus ("COVID-19"). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During fiscal year 2021, the COVID-19 pandemic had mixed effects on the Company’s results of operations. While there was high demand for and consumption of certain of our products that led to increased sales and operating income during fiscal year 2021, at the same time the Company experienced disruptions to our supply chain and logistics services, inventory constraints, and increased logistics costs, as it attempted to address the effects of COVID-19. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

Logitech International S.A. | Fiscal 2021 Form 10-K | 77

Substantially all revenue recognized by the Company relates to the contracts with customers to sell products that allow people to connect through gaming, video, computing, music and other digital platforms. These products are hardware devices, which may include embedded software that function together, and are considered as one performance obligation. Hardware devices are generally plug and play, requiring no configuration and little or no installation. Revenue is recognized at a point in time when control of the products is transferred to the customer which generally occurs upon shipment. The Company’s sales contracts with its customers have a one year or shorter term. The Company elects not disclosing the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

The Company also provides post-contract customer support (“PCS”) for certain products and related software, which includes unspecified software updates and upgrades, bug fixes and maintenance. The transaction price is allocated to two performance obligations in such contracts, based on a relative standalone selling price. The transaction price allocated to PCS is recognized as revenue on a straight-line basis, which reflects the pattern of delivery of PCS, over the estimated term of the support that is between one to two years. Deferred revenue associated with remaining PCS performance obligation as of March 31, 2021 and March 31, 2020 was not material.

The Company also recognizes revenue from subscription services that provide professional streamers with access to streaming software and tools that represent a single stand-ready performance obligation. Subscriptions are paid for at the time of or in advance of delivering the services. The proceeds received in advance from such arrangements is recognized as deferred revenue and then recognized as revenue ratably over the subscription period.

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

The transaction price received by the Company from sales to its distributors, retail companies ("retailers"), and authorized resellers is calculated as selling price net of variable consideration which may include product returns and the Company’s payments for Customer Programs related to current period product revenue. The estimated impact of these programs is recorded as a reduction of transaction price or as an operating expense if the Company receives a distinct good or service from the customer and can reasonably estimate the fair value of that good or service received. Customer Programs require management to estimate the percentage of those programs which will not be claimed in the current period or will not be earned by customers, which is commonly referred to as "breakage." Breakage is estimated based on historical claim experience, the period in which customer claims are expected to be submitted, specific terms and conditions with customers and other factors. The Company accounts for breakage as part of variable consideration, subject to constraint, and records the estimated impact in the same period when revenue is recognized at the expected value. Assessing the period in which claims are expected to be submitted and the relevance of the historical claim experience require significant management judgment to estimate the breakage of Customer Programs in any accounting period.

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
Logitech International S.A. | Fiscal 2021 Form 10-K | 78

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

The Company regularly evaluates the adequacy of its estimates for Customer Programs and product returns. Future market conditions and product transitions may require the Company to take action to change such programs and related estimates. When the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to increase or reduce revenue or operating expenses to reflect the impact. During the year ended March 31, 2021, changes to these estimates related to performance obligations satisfied in prior periods were not material.

Sales taxes and value-added taxes (“VAT”) collected from customers, if applicable, which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). The Company adopted this standard effective April 1, 2018 using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. The Company recorded a net decrease to retained earnings of $10.8 million as of April 1, 2018 due to the cumulative impact of adopting ASU 2014-09.
Shipping and Handling Costs
The Company's shipping and handling costs are included in the cost of goods sold in the consolidated statements of operations for all periods presented.
Contract Balances
The Company records accounts receivable from contracts with customers when it has an unconditional right to consideration, as accounts receivable, net on the consolidated balance sheet.
The Company records contract liabilities when cash payments are received or due in advance of performance, primarily for implied support and subscriptions. Contract liabilities are included in accrued and other current liabilities and other non-current liabilities on the consolidated balance sheets.
As of March 31, 2021 and 2020, the Company did not have any material contract liabilities balances or changes.
Contract Costs
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are
Logitech International S.A. | Fiscal 2021 Form 10-K | 79

included in marketing and selling expenses in the consolidated statements of operations. As of March 31,2021 and March 31, 2020, the Company did not have any material deferred contract costs.
Research and Development Costs
Costs related to research, design and development of products, which consist primarily of personnel, product design and infrastructure expenses, are charged to research and development expense as they are incurred.
Advertising Costs
Advertising costs are recorded as either a marketing and selling expense or a deduction from revenue as they are incurred. Advertising costs paid or reimbursed by the Company to direct or indirect customers must have an identifiable benefit and an estimable fair value in order to be classified as an operating expense. If these criteria are not met, the payment is classified as a reduction of revenue. Advertising costs recorded as marketing and selling expense are expensed as incurred. Total advertising costs including those characterized as revenue deductions during fiscal years 2021, 2020 and 2019 were $450.0 million, $298.6 million and $278.2 million, respectively, out of which $168.2 million, $64.5 million, and $58.8 million, respectively, were included as operating expense in the consolidated statements of operations.
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
The Company sells to large distributors and retailers and, as a result, maintains individually significant receivable balances with such customers.
The Company had the following customers that individually comprised 10% or more of its gross sales:

	Years Ended March 31,
	2021	2020	2019
Customer A	14%	12%	13%
Customer B	13%	14%	14%
The Company had the following customers that individually comprised 10% or more of accounts receivable:

	March 31,
	2021	2020
Customer A	12%	12%
Customer B	20%	12%
Customer C	10%	—%
The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers.
Logitech International S.A. | Fiscal 2021 Form 10-K | 80

Allowances for Doubtful Accounts
Allowances for doubtful accounts are maintained for expected credit losses resulting from the Company's customers' inability to make required payments. The allowances are based on the Company's regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers.
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
As of March 31, 2021 and 2020, the Company also recorded a liability of $11.8 million and $9.6 million, respectively, arising from firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with its valuation of excess and obsolete inventory. Such liability is included in accrued and other current liabilities on the consolidated balance sheets.
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
Depreciation expense is recognized using the straight-line method. Plant and buildings are depreciated over estimated useful lives of twenty-five years, equipment over useful lives from three to five years, internal-use software over useful lives from three to ten years, tooling over useful lives from six months to one year, and leasehold improvements over the lesser of the term of the lease or ten years.
When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in cost of goods sold or operating expenses, depending on the nature of the property and equipment.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02 or Topic 842). which requires a lessee to recognize right-of-use ("ROU") assets and lease liabilities arising from operating and financing leases with terms longer than 12 months on the consolidated balance sheets and to disclose key information about leasing arrangements. The Company adopted the new standard effective April 1, 2019 and recorded a ROU asset and lease liability related to its operating leases. The Company used the modified retrospective approach with the effective date as the date of initial application. Accordingly, the Company applied the new lease standard prospectively to leases existing or commencing on or after April 1, 2019. Prior period balances and disclosures have not been restated.
The Company determines if an arrangement is a lease or contains a lease at contract inception. Operating lease ROU assets are included in other assets, short-term lease liabilities are included in accrued and other current liabilities, and long-term lease liabilities are included in other non-current liabilities on the Company's consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For the Company's operating leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Logitech International S.A. | Fiscal 2021 Form 10-K | 81

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at lease commencement date. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow in a collateralized basis, it uses its understanding of what its collateralized credit rating would be as an input to deriving an appropriate incremental borrowing rate. The operating lease right-of-use asset includes any lease payments made and excludes lease incentives.
Intangible Assets
The Company's intangible assets principally include goodwill, acquired technology, trademarks, and customer relationships and contracts. Intangible assets with finite lives, which include acquired technology, trademarks, customer relationships and contracts, and others are carried at cost and amortized using the straight-line method over their useful lives ranging from one to ten years. Intangible assets with indefinite lives, which include only goodwill and in-process research and development ("IPR&D"), are recorded at cost and evaluated at least annually for impairment.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property and equipment and finite-lived intangible assets is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable.
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
In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test. The Company operates as one reporting unit. For the year ended March 31, 2021, the Company elected to perform a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 82

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
The Company also holds non-marketable investments in equity and other securities that are accounted for under the equity method, which are classified as other assets. In addition, the Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes resulting from transactions with the same issuer within the statement of operations.
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
Share-Based Compensation Expense
Share-based compensation expense includes compensation expense for share-based awards granted based on the grant date fair value. The grant date fair value for stock options and stock purchase rights is estimated using the Black-Scholes-Merton option-pricing valuation model. The grant date fair value of RSUs which vest upon meeting certain market conditions is estimated using the Monte-Carlo simulation method. The grant date fair value of time-based and performance-based RSUs is calculated based on the market price on the date of grant, reduced by estimated dividend yield prior to vesting. With respect to awards with service conditions only, compensation expense is recognized ratably over the vesting period of the awards. For performance-based RSUs, the Company recognizes the estimated expense using a graded-vesting method over requisite service periods of three years when the performance condition is determined to be probable. The performance period and the service period of the market-based grants of the Company are both approximately three years and the estimated expense is recognized ratably over the service period.
Product Warranty Accrual
All of the Company's products are covered by warranty to be free from defects in material and workmanship for periods ranging from one year to three years. The warranty period varies by product and by region. The Company’s warranty does not provide a service beyond assuring that the product complies with agreed-upon specifications and is not sold separately. The warranty the Company provides qualifies as an assurance warranty and is not treated as a separate performance obligation. The Company estimates cost of product warranties at the time the related revenue is recognized based on historical warranty claim rates, historical costs, and knowledge of specific product failures that are outside of the Company's typical experience. The Company accrues a warranty liability for
Logitech International S.A. | Fiscal 2021 Form 10-K | 83

estimated costs to provide products, parts or services to repair or replace products in satisfaction of the warranty obligation. Each quarter, the Company reevaluates estimates to assess the adequacy of recorded warranty liabilities. When the Company experiences changes in warranty claim activity or costs associated with fulfilling those claims, the warranty liability is adjusted accordingly. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect the Company's results of operations.
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
Restructuring Charges
The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations are expensed when incurred. Termination benefits are calculated based on regional benefit practices and local statutory requirements.
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs, replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard effective April 1, 2020, using a modified retrospective approach. Upon adoption, the Company updated its credit loss models to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including accounts receivable. The cumulative effect adjustment from adoption was $0.6 million to the Company's consolidated financial statements.
Logitech International S.A. | Fiscal 2021 Form 10-K | 84

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. The Company adopted this standard effective April 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14), which requires that the Company remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period. The Company adopted this standard effective April 1, 2020, using a retrospective approach. The adoption of this guidance modified the disclosures included in "Note 5—Employee Benefit Plans" but did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements To Be Adopted
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and plans to adopt the standard effective April 1, 2021.

Note 3—Business Acquisitions

Fiscal Year 2021 Acquisitions

Mevo Acquisition

On February 17, 2021 (the "Mevo Acquisition Date"), the Company acquired all equity interests of Mevo for a total upfront cash consideration of $33.2 million (as described in the table below), which included a working capital adjustment, plus additional contingent consideration of up to $17.0 million payable in cash only upon the achievement of certain net revenues for the period beginning on December 26, 2020 and ending on December 31, 2021 (the "Mevo Acquisition").

The Mevo Acquisition is complementary to the Company’s PC Webcams portfolio and will better enable us to offer end-to-end solutions for streaming and content creation.

Mevo met the definition of a business, and therefore the acquisition is accounted for using the acquisition method.

The fair value of consideration transferred for the Mevo Acquisition consists of the following (in thousands):

Consideration
Purchase price (cash)	$33,186
Fair value of contingent consideration (earn-out)	3,430
Fair value of total consideration transferred	$36,616

Logitech International S.A. | Fiscal 2021 Form 10-K | 85

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Mevo Acquisition Date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$418
Accounts receivable	1,125
Inventories, net	1,927
Other current assets	1,245
Fixed assets, net	156
Other long-term assets	968
Intangible assets	11,300
Other identifiable liabilities assumed, net	(3,390)
Net identifiable assets acquired	$13,749
Goodwill	22,867
Net assets acquired	$36,616

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Logitech and Mevo, and is not deductible for tax purposes.

The following table summarizes the estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Mevo Acquisition Date (Dollars in thousands):

	Fair Value	Estimated Useful Life (years)
Developed technology	$10,400	5.0
Customer relationships	400	1.0
Trade name	500	2.0
Total identifiable intangible assets acquired	$11,300

Intangible assets acquired as a result of the Mevo Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $0.2 million during the year ended March 31, 2021 is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $0.05 million during the year ended March 31, 2021 is included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Developed technology relates to Mevo’s existing camera hardware with in-app software for live streaming and video conferencing software platform. The economic useful life was determined based on the technology cycle related to developed technology of the hardware and software components, as well as the cash flows anticipated over the forecasted periods and industry benchmarks.

Customer relationships represent the fair value of the underlying relationships with Mevo customers. The economic useful life was determined based on the estimated costs to recreate the customer relationships and industry benchmarks.

Trade name relates to the “Mevo” trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

Logitech International S.A. | Fiscal 2021 Form 10-K | 86

The fair value of developed technology was estimated using the relief-from-royalty method, an income approach (Level 3) which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible assets to determine the amount of savings, which is then discounted to determine the fair value. Developed technology was valued using the royalty rate of 10% and was discounted at a rate of 13%.

The Company believes the fair values of acquired intangible assets recorded above represents their fair values and approximates the amounts a market participant would pay for these intangible assets as of the Mevo Acquisition Date.

The Company included Mevo's estimated fair value of assets acquired and liabilities assumed in its consolidated financial statements beginning on the Mevo Acquisition Date. The results of operations for Mevo subsequent to the Mevo Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations for the year ended March 31, 2021. Mevo contributed less than 1% of the Company's net sales for the year.

On January 4, 2021, the Company made an immaterial technology acquisition for a total cash consideration of $11.0 million, including $3.0 million earn-out payable in cash upon the achievement of two technical development milestones required to be completed for periods ending December 31, 2021 and March 31, 2022, which was accounted for using the acquisition method. The Company retained 9% of the total consideration for the purpose of ensuring seller's representations and warranties.

On February 11, 2021, the Company made an immaterial technology acquisition for a total cash consideration of $3.5 million, which was accounted for as an asset acquisition. The Company retained 10% of the total consideration for the purpose of ensuring seller's representations and warranties.

Fiscal Year 2020 Acquisitions

Streamlabs Acquisition

On October 31, 2019 (the "Streamlabs Acquisition Date"), the Company acquired all equity interests of Streamlabs for a total consideration of $105.7 million (as described in the table below), which included a working capital adjustment, plus additional contingent consideration of $29.0 million payable in stock only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020 (the "Streamlabs Acquisition").

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

Logitech International S.A. | Fiscal 2021 Form 10-K | 87

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

Intangible assets acquired as a result of the Streamlabs Acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $3.6 million, and $1.5 million during the years ended March 31, 2021 and 2020, respectively, is included in "amortization of intangible assets and purchase accounting effect of inventory" in the consolidated statements of operations. Amortization of the acquired customer relationships and trade name of $4.1 million and $1.7 million during the years ended March 31, 2021 and 2020 is included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

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
Logitech International S.A. | Fiscal 2021 Form 10-K | 88

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

The Company included Streamlabs' estimated fair value of assets acquired and liabilities assumed in its consolidated financial statements beginning on the Streamlabs Acquisition Date. The results of operations for Streamlabs subsequent to the Streamlabs Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations in fiscal year 2020.

On October 31, 2019, the Company also made an immaterial technology acquisition for a total cash consideration of $3.6 million, which was accounted for using the acquisition method. The Company retained 10% of the total consideration for the purpose of ensuring seller's representations and warranties.

Acquisition-related costs and pro forma results of operations

The Company incurred acquisition-related costs of approximately $0.6 million, $1.5 million and $1.7 million, in aggregate, for the years ended March 31, 2021, 2020 and 2019, respectively. The acquisition-related costs are included in "Amortization of intangible assets and acquisition-related costs" in the consolidated statements of operations.

Pro forma results of operations for acquisitions completed in fiscal year 2021 and 2020 have not been presented because the effects of these acquisitions are not material to the consolidated statements of operations individually or in aggregate for each year.
Logitech International S.A. | Fiscal 2021 Form 10-K | 89

Note 4—Net Income per Share
The computations of basic and diluted net income per share for the Company were as follows (in thousands except per share amounts):

	Years Ended March 31,
	2021	2020	2019
Net Income	$947,257	$449,723	$257,573

Shares used in net income per share computation:
Weighted average shares outstanding - basic	168,523	166,837	165,609
Effect of potentially dilutive equivalent shares	3,252	2,544	3,356
Weighted average shares outstanding - diluted	171,775	169,381	168,965

Net income per share:
Basic	$5.62	$2.70	$1.56
Diluted	$5.51	$2.66	$1.52
Share equivalents attributable to outstanding stock options, RSUs and employee share purchase plan ("ESPP") totaling 0.1 million, 1.7 million, and 1.8 million shares, respectively, during fiscal years 2021, 2020 and 2019 were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value of these options and ESPP or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. Except for fiscal year 2021, performance-based awards in the periods presented were excluded because all necessary conditions have not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the contingency period.
Note 5—Employee Benefit Plans
Employee Share Purchase Plans and Stock Incentive Plans
As of March 31, 2021, the Company offers the 2006 Employee Share Purchase Plan, as amended and restated (Non-U.S.) ("2006 ESPP)", the 1996 Employee Share Purchase Plan (U.S.), as amended and restated ("1996 ESPP"), the 2006 Stock Incentive Plan ("2006 Plan") as amended and restated and the 2012 Stock Inducement Equity Plan ("2012 Plan"). Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.
The following table summarizes share-based compensation expense and total income tax benefit recognized for fiscal years 2021, 2020 and 2019 (in thousands):

	Years Ended March 31,
	2021	2020	2019
Cost of goods sold	$6,438	$4,852	$3,812
Marketing and selling	36,788	26,835	20,630
Research and development	14,179	9,273	7,368
General and administrative	28,614	13,910	18,455
Total share-based compensation expense	86,019	54,870	50,265
Income tax benefit	(19,472)	(14,109)	(17,091)
Total share-based compensation expense, net of income tax benefit	$66,547	$40,761	$33,174
As of March 31, 2021, 2020 and 2019, the balance of capitalized stock-based compensation included in inventory was $1.1 million, $0.9 million, and $0.9 million, respectively.
The following table summarizes total unamortized share-based compensation expense and the remaining period over which such expense is expected to be recognized, on a weighted-average basis by type of grant (in thousands, except number of months):
Logitech International S.A. | Fiscal 2021 Form 10-K | 90

	March 31, 2021
	Unamortized Expense	Remaining Months
ESPP	$2,636	4
Stock Options	2,104	12
Time-based RSUs	84,143	24
Market-based and performance-based RSUs	34,816	22
Total unamortized share-based compensation expense	$123,699
Under the 1996 ESPP and 2006 ESPP plans, eligible employees may purchase shares at the lower of 85% of the fair market value at the beginning or the end of each offering period, which is generally six months. Subject to continued participation in these plans, purchase agreements are automatically executed at the end of each offering period. An aggregate of 29.0 million shares were reserved for issuance under the 1996 and 2006 ESPP plans. As of March 31, 2021, a total of 4.7 million shares were available for new awards under these plans.
The 2006 Plan provides for the grant to eligible employees and non-employee directors of stock options, stock appreciation rights, restricted stock and RSUs. Awards under the 2006 Plan may be conditioned on continued employment, the passage of time or the satisfaction of performance and market vesting criteria. The 2006 Plan, as amended, has no expiration date. All stock options under this plan have terms not exceeding ten years and are issued at exercise prices not less than the fair market value on the date of grant. An aggregate of 30.6 million shares were reserved for issuance under the 2006 Plan. As of March 31, 2021, a total of 7.8 million shares were available for new awards under this plan.
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
In fiscal years 2021, 2020 and 2019, the Company granted RSUs with both performance and market conditions, which vest at the end of the three-year performance period upon meeting predetermined financial metrics over three years, with the number of shares to be received upon vesting determined based on weighted average constant currency revenue growth rate and the Company's Total Shareholder Return ("TSR") relative to the performance of companies in the Russell 3000 Index for fiscal year 2021 and NASDAQ-100 Index for fiscal years 2020 and 2019 over the same three years period. The Company presents shares granted and vested at 100 percent of the target of the number of stock units that may potentially vest. The aggregate fair value of shares that actually vested during the year is based on the actual number of stock units vested during the year based on the achievement of the financial metrics over the performance period.
Under the 2012 Plan, stock options and RSUs may be granted to eligible employees to serve as an inducement to enter into employment with the Company. Awards under the 2012 Plan may be conditioned on continued employment, the passage of time or the satisfaction of market stock performance criteria, based on individually written employment offer letter. The 2012 Plan has an expiration date of March 28, 2022. An aggregate of 1.8 million shares were reserved for issuance under the 2012 Plan. As of March 31, 2021, no shares were available for new awards under this plan.
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
The grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model and Monte-Carlo simulation method is determined with the following assumptions and values:
Logitech International S.A. | Fiscal 2021 Form 10-K | 91

	Stock Options			Employee Stock Purchase Plans
	Years Ended March 31,			Years Ended March 31,
	2021	2020	2019	2021	2020	2019
Dividend yield	*	*	1.72%	1.04%	1.74%	1.73%
Risk-free interest rate	*	*	2.45%	0.10%	1.81%	2.35%
Expected volatility	*	*	33%	47%	24%	31%
Expected life (years)	*	*	6.2	0.5	0.5	0.5
Weighted average grant date fair value per share	*	*	$11.55	$24.67	$9.35	$9.33
* Not applicable as no stock options were granted in the period.

RSUs with Market Conditions	Years Ended March 31,
	2021	2020	2019
Dividend yield	1.24%	1.76%	1.59%
Risk-free interest rate	0.21%	2.11%	2.51%
Expected volatility	31%	30%	30%
Expected life (years)	3.0	3.0	3.0
The dividend yield assumption is based on the Company's history and future expectations of dividend payouts. The unvested RSUs or unexercised options are not eligible for these dividends. The expected life is based on the purchase offerings periods expected to remain outstanding for employee stock purchase plan, or the performance period for RSUs with market conditions. The expected life for stock options is based on historical settlement rates, which the Company believes are most representative of future exercise and post-vesting termination behaviors. Expected volatility is based on historical volatility using the Company's daily closing prices, or including the volatility of components of the NASDAQ 100 index or the Russell 3000 Index for market-based RSUs, over the expected life. The Company considers the historical price volatility of its shares as most representative of future volatility. The risk-free interest rate assumptions are based upon the implied yield of U.S. Treasury zero-coupon issues appropriate for the expected life of the Company's share-based awards.
For RSUs with performance conditions, the Company estimates the probability and timing of the achievement of the set performance condition at the time of the grant based on the historical financial performance and the financial forecast in the remaining performance period and reassesses the probability in subsequent periods when actual results or new information become available.
Logitech International S.A. | Fiscal 2021 Form 10-K | 92

A summary of the Company's stock option activities under all stock plans for fiscal years 2021, 2020 and 2019 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2018	2,040
Granted	649
Exercised	(82)			$1,707
Canceled or expired	—
Outstanding, March 31, 2019	2,607
Granted	—
Exercised	(573)			$19,339
Canceled or expired	(65)
Outstanding, March 31, 2020	1,969	$22
Granted	—
Exercised	(1,347)	$17		$68,596
Canceled or expired	—	$—
Outstanding, March 31, 2021	622	$34	7.1	$43,625
Vested and exercisable, March 31, 2021	330	$30	6.3	$24,452
As of March 31, 2021, the exercise price of outstanding options ranged from $8 to $41 per share option.
The tax benefit realized for the tax deduction from options exercised during fiscal years 2021, 2020 and 2019 was $0.6 million, $0.1 million and $0.2 million, respectively.
A summary of the Company's time-based, market-based and performance-based RSU activities for fiscal years 2021, 2020 and 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, March 31, 2018	5,221	$20
Granted—time-based	1,290	$40
Granted—market and performance-based	381	$39
Vested	(2,148)			$89,159
Canceled or expired	(323)
Outstanding, March 31, 2019	4,421	$29
Granted—time-based	1,431	$38
Granted—market and performance-based	365	$40
Vested	(1,705)			$76,389
Canceled or expired	(561)
Outstanding, March 31, 2020	3,951	$36
Granted—time-based	1,046	$60
Granted—market and performance-based	303	$67
Vested	(1,444)	$31		$168,816
Canceled or expired	(213)	$42
Outstanding, March 31, 2021	3,643	$45	1.2	$379,031
The RSUs outstanding as of March 31, 2021 above include 0.9 million shares with both market-based and performance-based vesting conditions.
Logitech International S.A. | Fiscal 2021 Form 10-K | 93

The tax benefit realized for the tax deduction from RSUs that vested during fiscal years 2021, 2020 and 2019 was $16.3 million, $12.1 million and $16.2 million, respectively.
Defined Contribution Plans
Certain of the Company's subsidiaries have defined contribution employee benefit plans covering all or a portion of their employees. Contributions to these plans are discretionary for certain plans and are based on specified or statutory requirements for others. The charges to expense for these plans for fiscal years 2021, 2020 and 2019, were $10.6 million, $8.6 million and $8.7 million, respectively.
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
The net periodic benefit cost of the defined benefit pension plans and the non-retirement post-employment benefit obligations for fiscal years 2021, 2020 and 2019 was as follows (in thousands):

	Years Ended March 31,
	2021	2020	2019
Service costs	$12,121	$11,008	$10,564
Interest costs	1,047	1,055	1,301
Expected return on plan assets	(2,535)	(2,616)	(2,167)
Amortization:
Net prior service credit recognized	(467)	(435)	(443)
Net actuarial loss recognized	2,144	1,386	450
Settlement	—	(97)	(97)
Total net periodic benefit cost	$12,310	$10,301	$9,608
The components of net periodic benefit cost other than the service costs component are included in the line “other income (expense), net” in the consolidated statements of operations.
Logitech International S.A. | Fiscal 2021 Form 10-K | 94

The changes in projected benefit obligations for fiscal years 2021 and 2020 were as follows (in thousands):

	Years Ended March 31,
	2021	2020
Projected benefit obligations, beginning of the year	$160,914	$143,662
Service costs	12,121	11,008
Interest costs	1,047	1,055
Plan participant contributions	4,733	3,733
Actuarial gains	15,762	2,246
Benefits paid	(3,947)	(8,778)
Transfer of prior vested benefits	7,556	5,271
Plan amendment related to statutory change	—	—
Settlement	—	(941)
Administrative expense paid	(130)	(141)
Currency exchange rate changes and other	4,292	3,799
Projected benefit obligations, end of the year	$202,348	$160,914
The accumulated benefit obligation for all defined benefit pension plans as of March 31, 2021 and 2020 was $171.2 million and $135.0 million, respectively.
The following table presents the changes in the fair value of defined benefit pension plan assets for fiscal years 2021 and 2020 (in thousands):

	Years Ended March 31,
	2021	2020
Fair value of plan assets, beginning of the year	$98,010	$90,365
Actual return on plan assets	11,706	(830)
Employer contributions	8,064	6,531
Plan participant contributions	4,733	3,733
Benefits paid	(3,947)	(8,778)
Transfer of prior vested benefits	7,556	5,271
Settlement	—	(941)
Administrative expenses paid	(130)	(141)
Currency exchange rate changes	2,069	2,800
Fair value of plan assets, end of the year	$128,061	$98,010
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 95

The following tables present the fair value of the defined benefit pension plan assets by major categories and by levels within the fair value hierarchy as of March 31, 2021 and 2020 (in thousands):

	March 31,
	2021			2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$21,715	$—	$21,715	$14,213	$—	$14,213
Equity securities	38,437	—	38,437	28,329	—	28,329
Debt securities	31,034	—	31,034	26,605	—	26,605
Swiss real estate funds	20,802	8,341	29,143	16,476	8,168	24,644
Hedge funds	—	2,730	2,730	—	1,882	1,882
Other	4,704	298	5,002	2,084	253	2,337
Total fair value of plan assets	$116,692	$11,369	$128,061	$87,707	$10,303	$98,010
The funded status of the plans was as follows (in thousands):

	Years Ended March 31,
	2021	2020
Fair value of plan assets	$128,061	$98,010
Less: projected benefit obligations	202,348	160,914
Underfunded status	$(74,287)	$(62,904)
Amounts recognized on the balance sheet for the plans were as follows (in thousands):

	March 31,
	2021	2020
Current liabilities	$2,738	$2,126
Non-current liabilities	71,549	60,778
Total liabilities	$74,287	$62,904
Amounts recognized in accumulated other comprehensive loss related to defined benefit pension plans were as follows (in thousands):

	March 31,
	2021	2020	2019
Net prior service credits	$3,263	$3,647	$3,965
Net actuarial loss	(27,553)	(22,722)	(17,630)
Accumulated other comprehensive loss	(24,290)	(19,075)	(13,665)
Deferred taxes	1,090	(941)	(267)
Accumulated other comprehensive loss, net of tax	$(23,200)	$(20,016)	$(13,932)
The following table presents the amounts included in accumulated other comprehensive loss as of March 31, 2021, which are expected to be recognized as a component of net periodic benefit cost in fiscal year 2022 (in thousands):

Year Ended March 31, 2021
Amortization of net prior service credits	$(453)
Amortization of net actuarial loss	1,277
Total	$824
The actuarial assumptions for the defined benefit plans for fiscal years 2021 and 2020 were as follows:
Logitech International S.A. | Fiscal 2021 Form 10-K | 96

Years Ended March 31,
	2021	2020
Benefit Obligations:
Discount rate	0.25% - 6%	0.50% - 6.75%
Estimated rate of compensation increase	2.00% - 10.00%	2.25% - 10.00%
Cash Balance Interest Credit Rate	0.00% - 1.75%	0.00% - 1.75%
Periodic Costs:
Discount rate	0.50% - 6.75%	0.55% - 7.25%
Estimated rate of compensation increase	2.25% - 10.00%	2.50% - 10.00%
Expected average rate of return on plan assets	1% - 2.50%	0.89% - 3.00%
Cash Balance Interest Credit Rate	0.00% - 1.75%	1.75% - 2.00%
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
The following table reflects the benefit payments that the Company expects the plans to pay in the periods noted (in thousands):

Years Ending March 31,
2022	$10,527
2023	10,177
2024	10,632
2025	11,157
2026	10,248
2027-2031	54,209
Total expected benefit payments by the plan	$106,950
The Company expects to contribute $6.7 million to its defined benefit pension plans during fiscal year 2022.
Deferred Compensation Plan
One of the Company's subsidiaries offers a deferred compensation plan that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the plan.
The deferred compensation plan's assets consist of marketable securities and are included in other assets on the consolidated balance sheets. The marketable securities are classified as trading investments and were recorded at a fair value of $24.8 million and $20.1 million as of March 31, 2021 and 2020, respectively, based on quoted market prices. The Company also had $24.8 million and $20.1 million in deferred compensation liability as of March 31, 2021 and 2020, respectively. Earnings, gains and losses on trading investments are included in other income (expense), net and corresponding changes in deferred compensation liability are included in operating expenses and cost of goods sold.
Logitech International S.A. | Fiscal 2021 Form 10-K | 97

Note 6—Other Income (Expense), net
Other income (expense), net comprises of the following (in thousands):

	Years Ended March 31,
	2021	2020	2019
Investment income (loss) related to the deferred compensation plan	$5,916	$(831)	$664
Currency exchange loss, net	(2,688)	(909)	(3,608)
Gain (Loss) on investments, net	(5,910)	39,011	816
Other	893	941	1,692
Other income (expense), net	$(1,789)	$38,212	$(436)
Gain (Loss) on investments, net, represents realized gain (loss) on sales of investments, unrealized gain (loss) from the change in fair value of available-for-sale securities and gain (loss) on equity-method investments during the periods presented.
In fiscal year 2021, the loss on investments is mostly related to losses recognized from the Company's equity method investments. On March 2, 2020, the Company sold its $5.5 million investment, in a privately held company, for proceeds with a total fair value of $45.3 million consisting of cash, a subordinated note and an equity interest in another privately held company. As a result, the Company recognized a gain of $39.8 million related to the sale of this investment in fiscal year 2020.
The components of net periodic benefit cost other than the service cost component, which is included in "operating expenses" in the consolidated statements of operations, for the years ended March 31, 2021, 2020 and 2019 are included in the line “Other” above as a result of adopting ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), effective April 1, 2018.
Logitech International S.A. | Fiscal 2021 Form 10-K | 98

Note 7—Income Taxes
The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company's income (loss) before taxes and the provision for (benefit from) income taxes is generated outside of Switzerland.
Income from continuing operations before income taxes for fiscal years 2021, 2020 and 2019 is summarized as follows (in thousands):

	Years Ended March 31,
	2021	2020	2019
Swiss	$984,185	$238,303	$212,986
Non-Swiss	163,935	86,023	58,147
Income before taxes	$1,148,120	$324,326	$271,133
The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Years Ended March 31,
	2021	2020	2019
Current:
Swiss	$121,199	$5,474	$1,364
Non-Swiss	45,056	29,078	24,334
Deferred:
Swiss	31,558	(153,210)	—
Non-Swiss	3,050	(6,739)	(12,138)
Provision for (benefit from) income taxes	$200,863	$(125,397)	$13,560
The difference between the provision for (benefit from) income taxes and the expected tax provision (tax benefit) at the statutory income tax rate of 8.5% is reconciled below (in thousands):

	Years Ended March 31,
	2021	2020	2019
Expected tax provision at statutory income tax rates	$97,590	$27,568	$23,046
Income taxes at different rates	88,760	(5,592)	(10,113)
Research and development tax credits	(3,844)	(4,692)	(5,432)
Executive compensation	4,821	1,582	3,344
Stock-based compensation	(3,161)	(2,735)	(7,288)
Deferred tax effects from TRAF	1,944	(206,792)	—
Valuation allowance	(247)	(538)	1,891
Restructuring charges / (credits)	(5)	12	961
Unrecognized tax benefits	15,978	64,683	8,269
Other, net	(973)	1,107	(1,118)
Provision for (benefit from) income taxes	$200,863	$(125,397)	$13,560
Logitech International S.A. | Fiscal 2021 Form 10-K | 99

Deferred income tax assets and liabilities consist of the following (in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Tax attributes carryforward	$42,482	$73,975
Accruals	79,884	57,923
Depreciation and amortization	1,628	4,831
Tax step-up of goodwill from TRAF	134,122	151,220
Share-based compensation	12,784	10,947
Gross deferred tax assets	270,900	298,896
Valuation allowance	(28,926)	(29,171)
Deferred tax assets after valuation allowance	241,974	269,725
Deferred tax liabilities:
Acquired intangible assets and other	(32,789)	(31,128)
Deferred tax liabilities	(32,789)	(31,128)
Deferred tax assets, net	$209,185	$238,597
Included in tax attributes carryforward above are net operating loss and tax credit carryforwards.
The canton of Vaud enacted TRAF, a major reform to better align the Swiss tax system with international tax standards, on March 10, 2020 that took effect as of January 1, 2020. The longstanding tax ruling from the canton of Vaud was applicable through December 31, 2019.
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
The Company had a valuation allowance against deferred tax assets of $28.9 million at March 31, 2021, compared to $29.2 million at March 31, 2020. The federal valuation allowance against tax credits in the amount of $0.9 million as of March 31, 2020 was released entirely as of March 31, 2021 due to sufficient taxable income available to utilize these credits. The Company had a valuation allowance of $28.5 million as of March 31, 2021 against deferred tax assets in the state of California, an increase from $27.7 million as of March 31, 2020 from activities during the year. The remaining valuation allowance primarily represents $0.4 million for various tax attribute carryforwards. The Company determined that it is more likely than not that the Company would not generate sufficient taxable income in the future to utilize such deferred tax assets.
As of March 31, 2021, the Company had foreign net operating loss and tax credit carryforwards for income tax purposes of $173.1 million and $67.5 million, respectively. Unused net operating loss carryforwards will expire at various dates in fiscal years 2021 to 2039. Certain net operating loss carryforwards in the United States relate to acquisitions and, as a result, are limited in the amount that can be utilized in any one year. The tax credit carryforwards will begin to expire in fiscal year 2022.
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of March 31, 2021, the cumulative amount of unremitted earnings of non-Swiss subsidiaries for which no income taxes have been provided is approximately $153.1 million. The amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $2.1 million.
Logitech International S.A. | Fiscal 2021 Form 10-K | 100

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
As of March 31, 2021 and 2020, the total amount of unrecognized tax benefits due to uncertain tax positions was $160.3 million and $140.8 million, respectively, all of which would affect the effective income tax rate if recognized.
As of March 31, 2021 and 2020, the Company had $59.2 million and $40.8 million, respectively, in non-current income taxes payable, including interest and penalties, related to the Company's income tax liability for uncertain tax positions.
The aggregate changes in gross unrecognized tax benefits in fiscal years 2021, 2020 and 2019 were as follows (in thousands).

March 31, 2018	$69,131
Lapse of statute of limitations	(2,511)
Decreases in balances related to tax positions taken during prior years	(1,550)
Increases in balances related to tax positions taken during the year	11,479
March 31, 2019	$76,549
Lapse of statute of limitations	(3,501)
Decreases in balances related to tax positions taken during prior years	(679)
Increases in balances related to tax positions taken during the year	71,128
March 31, 2020	$143,497
Lapse of statute of limitations	(4,024)
Decreases in balances related to tax positions taken during prior years	—
Increases in balances related to tax positions taken during the year	23,780
March 31, 2021	$163,253
Fiscal year 2020 includes gross unrecognized tax benefits recorded as a result of the enactment of TRAF in Switzerland:
The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. The Company recognized $1.1 million, $2.0 million, and $0.6 million in interest and penalties in income tax expense during fiscal years 2021, 2020 and 2019, respectively. As of March 31, 2021 and 2020, the Company had $4.9 million, and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.
The Company files Swiss and foreign tax returns. The Company received final tax assessments in Switzerland through fiscal year 2018. For other foreign jurisdictions such as the United States, the Company is generally not subject to tax examinations for years prior to fiscal year 2018. The Company is under examination and has received assessment notices in foreign tax jurisdictions. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on its results of operations.
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
Logitech International S.A. | Fiscal 2021 Form 10-K | 101

Note 8—Balance Sheet Components
The following table presents the components of certain balance sheet asset amounts as of March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Accounts receivable, net:
Accounts receivable	$867,868	$597,939
Allowance for doubtful accounts	(1,161)	(1,894)
Allowance for sales returns	(14,438)	(6,599)
Allowance for cooperative marketing arrangements	(43,276)	(38,794)
Allowance for customer incentive programs	(76,200)	(55,741)
Allowance for pricing programs	(120,568)	(100,168)
	$612,225	$394,743
Inventories:
Raw materials	$146,886	$56,052
Finished goods	514,230	173,197
	$661,116	$229,249
Other current assets:
Value-added tax receivables	$67,710	$33,616
Prepaid expenses and other assets	67,940	41,304
	$135,650	$74,920
Property, plant and equipment, net:
Plant, buildings and improvements	$66,055	$65,261
Equipment and tooling	244,962	185,760
Computer equipment	27,869	26,148
Software	56,087	56,091
	394,973	333,260
Less: accumulated depreciation and amortization	(303,460)	(270,387)
	91,513	62,873
Construction-in-process	19,637	10,441
Land	2,910	2,805
	$114,060	$76,119
Other assets:
Deferred tax assets	$210,888	$240,528
Right-of-use assets	31,169	25,557
Trading investments for deferred compensation plan	24,809	20,085
Investment in privately held companies	43,402	45,949
Other assets	13,980	12,900
	$324,248	$345,019

Logitech International S.A. | Fiscal 2021 Form 10-K | 102

The following table presents the components of certain balance sheet liability amounts as of March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$185,394	$130,220
Accrued personnel expenses	173,360	104,423
Income taxes payable - current	131,408	8,823
Accrued payables - non-inventory	52,392	11,548
VAT payable	50,620	12,757
Accrued sales return liability	43,178	30,267
Warranty accrual	33,228	25,905
Operating lease liability	13,101	10,945
Contingent consideration	6,967	23,284
Other current liabilities	168,969	96,852
	$858,617	$455,024
Other non-current liabilities:
Employee benefit plan obligation	$72,321	$61,303
Obligation for deferred compensation plan	24,809	20,085
Operating lease liability	21,319	19,536
Warranty accrual	15,604	14,134
Deferred tax liability	1,679	1,931
Other non-current liabilities	3,770	2,285
	$139,502	$119,274

Note 9—Fair Value Measurements
The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Logitech International S.A. | Fiscal 2021 Form 10-K | 103

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	March 31, 2021			March 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$669,759	$—	$—	$564,952	$—	$—
Trading investments for deferred compensation plan included in other assets:
Cash	$31	$—	$—	$846	$—	$—
Common stock	1,569	—	—	—	—	—
Money market funds	6,734	—	—	7,147	—	—
Mutual funds	16,475	—	—	12,092	—	—
Total of trading investments for deferred compensation plan	$24,809	$—	$—	$20,085	$—	$—

Currency derivative assets included in other current assets	$—	$5,452	$—	$—	$129	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities (Note 3)	$—	$—	$6,430	$—	$—	$23,284
Currency derivative liabilities included in accrued and other current liabilities	$—	$100	$—	$—	$719	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during fiscal year 2021 (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2021	2020
Acquisition-related contingent consideration, beginning of the year	$23,284	$—
Fair value of contingent consideration upon acquisition (1)	6,430	37
Change in fair value of contingent consideration	5,716	23,247
Settlement of contingent consideration (2)	(28,463)	—
Acquisition-related contingent consideration, end of the year	$6,967	$23,284
(1) The fair value of contingent consideration upon acquisition of $6.4 million includes the earn-out of $3.4 million from the Mevo Acquisition and an earn-out of $3.0 million from the other immaterial technology acquisition. See Contingent Consideration for Business Acquisition section below for details.
(2) As of June 30, 2020, the earn-out period was completed in connection with our acquisition of Streamlabs (discussed below). The earn-out payment of $29.0 million is based on the actual net sales of Streamlabs services during the earn-out period and is no longer subject to fair value measurement and was accordingly transferred out of Level 3. During the third quarter of fiscal year 2021, the fair value of $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining amount of $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Logitech International S.A. | Fiscal 2021 Form 10-K | 104

Trading Investments
The marketable securities for the Company's deferred compensation plan are recorded at a fair value of $24.8 million and $20.1 million as of March 31, 2021 and 2020, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized trading gains related to trading securities for fiscal years 2021, 2020 and 2019 were not material and are included in other income (expense), net in the consolidated statements of operations.
Contingent Consideration for Business Acquisitions

The contingent consideration for business acquisition arising from the Mevo Acquisition (see "Note 3—Business Acquisition" for more information) represents the future potential earn-out payments of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period beginning on December 26, 2020 and ending on December 31, 2021. The fair value of the earn-out as of the Mevo Acquisition Date was $3.4 million which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The valuation includes significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. The fair value of the contingent consideration is remeasured at each reporting period based on the inputs on the date of re-measurement, with the change in fair value recognized as "change in fair value of contingent consideration for business acquisition" in the operating expense section in the consolidated statements of operations. Projected sales are based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. For the year ended March 31, 2021, the change in fair value of the contingent consideration related to acquisition was not material.

The contingent consideration for business acquisition arising from the other immaterial technology acquisition represents the future potential earn-out payments of $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed for periods ending December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt.

On October 31, 2019, the Company acquired all of the equity interests of Streamlabs. In connection with the acquisition of Streamlabs, the Company agreed to pay a total earn out payment of $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020.

The fair value of the earn-out as of the Streamlabs Acquisition Date was $0.04 million, and increased to $23.3 million as of March 31, 2020, which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. The fair value of the contingent consideration no longer needs to be remeasured after June 30, 2020, as the earn-out period has been completed.

During the third quarter of fiscal year 2021, Logitech issued 390,397 shares out of treasury shares to former security holders of Streamlabs, in satisfaction of payment of the contingent consideration that was earned during the earn-out period of January 1, 2020 through June 30, 2020. The issuances of such shares were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act"), in reliance on Regulation D of the Securities Act as transactions by an issuer not involving a public offering.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Equity Method Investments
The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $40.7 million and $42.1 million as of March 31, 2021 and 2020, respectively.

Logitech International S.A. | Fiscal 2021 Form 10-K | 105

On March 2, 2020, the Company sold its $5.5 million investment, in a privately held company, for proceeds with a total fair value of $45.3 million consisting of cash, a 6% subordinated note due in 5 years, and a Series A preferred units and Series B common units in Marlin-SL Topco, LP ("Marlin"). As of March 31, 2021, the investment represents an ownership interest of approximately 10.8% in Marlin.
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
The Company's maximum exposure to any losses incurred by Marlin is limited to its investment. For fiscal year 2021, the carrying value of the investment in Marlin was $26.7 million. The Company's investment related to this VIE was not individually significant to the Company's consolidated financial statements.
Unrealized gains (losses) related to Marlin and other equity investments for the fiscal year 2021 were not material and are included in other income (expense), net in the Company's consolidated statements of operations. There was no impairment of these assets during fiscal years 2021 and 2020.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as intangible assets and acquisition-related property, plant and equipment, are recorded at fair value only upon initial recognition or if an impairment is recognized. There was no impairment of long-lived assets during fiscal years 2021, 2020 and 2019.
Financial Assets. The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with the same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of March 31, 2021 and 2020. During the fiscal year 2021, the Company recorded impairment charges of $2.0 million for its non-marketable equity securities which had an initial cost basis of $2.0 million as it was determined the carrying value of the investments were not recoverable. There was no impairment of these assets during fiscal year 2020.
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
Note 10—Derivative Financial Instruments
 Under certain agreements with the respective counterparties to the Company's derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis in other current assets or accrued and other current liabilities on the consolidated balance sheets as of March 31, 2021 and 2020.
The fair values of the Company’s derivative instruments were not material as of March 31, 2021 or 2020 (refer to Note 9 to the consolidated financial statements for more information). The following table presents the amounts of gains and losses on the Company's derivative instruments designated as hedging instruments for fiscal years 2021, 2020 and 2019 and their locations on its consolidated statements of operations and consolidated statements of comprehensive income (in thousands):
Logitech International S.A. | Fiscal 2021 Form 10-K | 106

	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss			Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2019	2021	2020	2019
Designated as hedging instruments:
Cash flow hedges	$(4,071)	$205	$1,781	$8,043	$(813)	$1,810
Upon adoption of ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), the Company has started presenting the earnings impact from forward points in the same line item that is used to present the earnings impact of the hedged item, i.e. cost of goods sold, for hedging forecasted inventory purchases and such amount is not material for all periods presented.
Cash Flow Hedges: The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within five months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when the Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As of March 31, 2021, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $164.5 million. As of March 31, 2020, the notional amounts of currency forward contracts outstanding related to forecasted inventory purchases was $48.0 million. The Company estimates that $3.7 million of net loss related to its cash flow hedges included in accumulated other comprehensive loss as of March 31, 2021 will be reclassified into earnings within the next twelve months.
Other Derivatives: The Company also enters into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These forward and swap contracts generally mature within a month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income (expense), net in the consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of March 31, 2021 and 2020 were $123.8 million and $64.7 million, respectively. Open forward and swap contracts as of March 31, 2021 and 2020 consisted of contracts in Taiwanese Dollars, Australian Dollars, Mexican Pesos, Japanese Yen and Canadian Dollars to be settled at future dates at pre-determined exchange rates.
The fair value of all currency forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the consolidated statements of cash flows.

Logitech International S.A. | Fiscal 2021 Form 10-K | 107

Note 11—Goodwill and Other Intangible Assets
The Company performed its annual impairment analysis of goodwill as of December 31, 2020 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its peripherals reporting unit, exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, growth in market capitalization, and budgeted-to-actual revenue performance for the twelve months ended December 31, 2020. There have been no triggering events identified affecting the valuation of goodwill subsequent to the annual impairment test.
The following table summarizes the activity in the Company's goodwill balance during fiscal years 2021 and 2020 (in thousands):

	Years Ended March 31,
	2021	2020
Beginning of the period	$400,917	$343,684
Acquisitions (1)	28,667	57,206
Currency exchange rate impact	20	27
End of the period	$429,604	$400,917
(1) Includes goodwill acquired from the Mevo Acquisition and an immaterial technology acquisition in January 2021. See Note 3 for more information.
The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	March 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$46,070	$(25,153)	$20,917	$45,570	$(19,061)	$26,509
Developed technology	134,406	(90,450)	43,956	118,807	(77,126)	41,681
Customer contracts/relationships	91,010	(44,261)	46,749	90,610	(31,859)	58,751
In-process R&D	3,526	—	3,526	—	—	—
	$275,012	$(159,864)	$115,148	$254,987	$(128,046)	$126,941
For fiscal years 2021, 2020 and 2019, amortization expense for intangible assets was, $31.8 million, $30.9 million and $24.2 million, respectively. The Company expects that annual amortization expense for fiscal years 2022, 2023, 2024, 2025 and 2026 will be $31.0 million, $24.9 million, $21.5 million, $17.0 million and $9.8 million, respectively, and $7.5 million thereafter.
The intangible assets include $3.5 million of IPR&D from an immaterial asset acquisition in February 2021. IPR&D is capitalized at fair value and the amortization commences upon completion of the underlying projects. Once research and development efforts are completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. As of March 31, 2021, there was no IPR&D amortized.
Note 12—Financing Arrangements
The Company had several uncommitted, unsecured bank lines of credit aggregating $143.2 million as of March 31, 2021. There are no financial covenants under these lines of credit with which the Company must comply. As of March 31, 2021, the Company had outstanding bank guarantees of $91.3 million under these lines of credit. There was no borrowing outstanding under the line of credit as of March 31, 2021 or March 31, 2020.
Note 13—Commitments and Contingencies
Product Warranties
Changes in the Company's warranty liability for fiscal years 2021 and 2020 were as follows (in thousands):
Logitech International S.A. | Fiscal 2021 Form 10-K | 108

	Years Ended March 31,
	2021	2020
Beginning of the period	$40,039	$34,229
Assumed from business acquisition	231	—
Provision	38,463	34,186
Settlements	(30,621)	(28,022)
Currency translation	720	(354)
End of the period	$48,832	$40,039
Indemnifications
The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys' fees. As of March 31, 2021, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.
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
Note 14—Shareholders' Equity
Share Capital
The Company's nominal share capital is CHF 43.3 million, consisting of 173,106,620 issued shares with a par value of CHF 0.25 each, of which 4,798,723 were held in treasury shares as of March 31, 2021.
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
Dividends
Pursuant to Swiss corporate law, the payment of dividends is limited to certain amounts of unappropriated retained earnings (CHF 1,046.5 million, or $1,109.1 million based on the exchange rate at March 31, 2021) and is subject to shareholder approval.
Logitech International S.A. | Fiscal 2021 Form 10-K | 109

In April 2021, the Board of Directors recommended that the Company pay cash dividends for fiscal year 2021 of CHF 147.0 million ($155.8 million based on the exchange rate on March 31, 2021). In September 2020, the Company declared and paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per common share, totaling $146.7 million on the Company's outstanding common stock. In September 2019, the Company declared and paid cash dividends of CHF 0.73 (USD equivalent of $0.74) per common share, totaling approximately $124.2 million in U.S. Dollars, on the Company’s outstanding common stock. In September 2018, the Company declared and paid cash dividends of CHF 0.67 (USD equivalent of $0.69) per common share, totaling approximately $114.0 million in U.S. Dollars, on the Company's outstanding common stock.
Any future dividends will be subject to the approval of the Company's shareholders.
Legal Reserves
Under Swiss corporate law, a minimum of 5% of the Company's annual net income must be retained in a legal reserve until this legal reserve equals 20% of the Company's issued and outstanding aggregate par value per share capital. These legal reserves represent an appropriation of retained earnings that are not available for distribution and totaled $10.2 million at March 31, 2021 (based on the exchange rate at March 31, 2021).
Share Repurchases
In March 2017, the Company's Board of Directors approved the 2017 share repurchase program, which authorizes the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. This share repurchase program expired in April 2020.

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share repurchase program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. As of March 31, 2021, $85.4 million is still available for repurchase under the 2020 share repurchase program before the Board of Directors' approval of the increase of this program in April 2021.
In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. This increase is subject to approval by the Swiss Takeover Board.
A summary of the approved and active share repurchase program is shown in the following table (in thousands, excluding transaction costs):

	Approved		Repurchased
Share Repurchase Program	Shares (1)	Amounts	Shares	Amounts
March 2017	17,311	$250,000	2,902	$112,614
March 2020	17,311	$250,000	1,845	$164,618
(1) The approval of each of the share repurchase programs by the Swiss Takeover Board limits the number of shares that the Company may repurchase to no more than 10% of its authorized share capital and voting rights.
Logitech International S.A. | Fiscal 2021 Form 10-K | 110

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plans	Deferred Hedging Gains (Losses)	Total
March 31, 2020	$(100,418)	$(20,016)	$(226)	$(120,660)
Other comprehensive income (loss)	10,957	(3,184)	3,972	11,745
March 31, 2021	$(89,461)	$(23,200)	$3,746	$(108,915)
There was a $1.7 million reclassification of currency translation loss included in other income (expense), net for the year ended March 31, 2021 due to the liquidation of one of the Company's subsidiaries. There was a $0.5 million reclassification of currency translation loss included in other income (expense), net for the year ended March 31, 2019 due to the liquidation of one of the Company's subsidiaries.
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

Sales by product categories were as follows (in thousands):

	Years Ended March 31,
	2021	2020	2019
Pointing Devices	$680,907	$544,519	$536,890
Keyboards & Combos	784,488	571,720	536,619
PC Webcams	439,865	129,193	121,282
Tablet & Other Accessories	384,301	135,309	128,315
Gaming (1)	1,239,005	690,174	648,130
Video Collaboration	1,044,935	365,616	259,521
Mobile Speakers	174,895	221,791	230,378
Audio & Wearables	468,776	273,752	277,429
Smart Home	34,394	43,404	49,344
Other (2)	713	373	414
Total Sales	$5,252,279	$2,975,851	$2,788,322
(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Logitech International S.A. | Fiscal 2021 Form 10-K | 111

Sales by geographic region for fiscal years 2021, 2020 and 2019 (based on the customers' locations) were as follows (in thousands):

	Years Ended March 31,
	2021	2020	2019
Americas	$2,206,552	$1,286,527	$1,190,216
EMEA	1,735,682	941,211	861,731
Asia Pacific	1,310,045	748,113	736,375
Total Sales	$5,252,279	$2,975,851	$2,788,322
Revenues from sales to customers in the United States represented 35%, 36% and 36% of sales in fiscal years 2021, 2020 and 2019, respectively. Revenues from sales to customers in Germany represented 16%, 15% and 18% of sales in fiscal years 2021, 2020 and 2019, respectively. Revenues from sales to customers in China represented 10% of sales in fiscal year 2019. No other single country represented more than 10% of sales during these periods. Revenues from sales to customers in Switzerland, the Company's home domicile, represented 3%, 4% and 3% of sales in fiscal years 2021, 2020 and 2019, respectively.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	March 31,
	2021	2020
Americas	$20,810	$26,636
EMEA	8,019	5,052
Asia Pacific	85,231	44,431
Total property, plant and equipment	$114,060	$76,119
Property, plant and equipment, net in the United States and China were $20.5 million and $74.0 million, respectively, as of March 31, 2021, and $26.5 million and $36.6 million, respectively, as of March 31, 2020. No other countries represented more than 10% of the Company's total consolidated property, plant and equipment, net as of March 31, 2021 or 2020. Property, plant and equipment, net in Switzerland, the Company's home domicile, were $5.7 million and $2.3 million as of March 31, 2021 and 2020, respectively.
Note 16—Restructuring
During the first quarter of fiscal year 2019, the Company implemented a restructuring plan to streamline and realign the Company's overall organizational structure and reallocate resources to support long-term growth opportunities. In July 2018, the Company's Board of Directors approved additional costs under this restructuring plan, totaling pre-tax charges of approximately $10.0 million to $15.0 million, of which $11.4 million has been recognized cumulatively as of March 31, 2021. The total charges consisted of cash severance and other personnel costs and are presented as restructuring charges (credits), net in the Consolidated Statements of Operations. During the first quarter of fiscal year 2020, the Company had substantially completed this restructuring plan.

Logitech International S.A. | Fiscal 2021 Form 10-K | 112

The following table summarizes restructuring-related activities during fiscal year 2021, 2020 and 2019 (in thousands):

	Restructuring - Continuing Operations
	Termination Benefits	Lease Exit Costs	Total
Accrual balance at March 31, 2018	$—	$—	$—
Credits, net	11,302	—	11,302
Cash payments	(6,913)	—	(6,913)
Accrual balance at March 31, 2019	4,389	—	4,389
Charges, net	144	—	144
Cash payments	(3,852)	—	(3,852)
Accrual balance at March 31, 2020	681	—	681
Charges, net	(54)	—	(54)
Accrual balance at March 31, 2021	$627	$—	$627
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

The total operating lease costs were $15.0 million and $14.1 million as of March 31, 2021 and 2020, respectively, and included short-term lease costs and sublease income. Total variable lease costs were immaterial during the year ended March 31, 2021 and 2020. The total operating and variable lease costs were included in cost of goods sold, marketing and selling, research and development, and general and administrative in the Company's consolidated statement of operations.

Supplemental cash flow information related to operating leases (in thousands):

	Years Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13,865	$13,554
ROU assets obtained in the exchange for operating lease liabilities	$15,659	$6,123

Logitech International S.A. | Fiscal 2021 Form 10-K | 113

Future lease payments included in the measurement of lease liabilities as of March 31, 2021 for the following five fiscal years and thereafter are as follows (in thousands):

Operating Lease
Years Ending March 31,
2022	$13,827
2023	9,861
2024	4,650
2025	3,415
2026	1,706
Thereafter	2,649
Total lease payments	36,108
Less interest	(1,688)
Present value of lease liabilities	$34,420

Average lease terms and discount rates were as follows:

	Years Ended March 31,
	2021	2020
Weighted-average remaining lease terms (in years)	3.8	3.8
Weighted-average discount rate	2.7%	3.0%

Logitech International S.A. | Fiscal 2021 Form 10-K | 114

Schedule II
LOGITECH INTERNATIONAL S.A.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2021, 2020 and 2019 (in thousands)
The Company's Schedule II includes valuation and qualifying accounts related to allowances for doubtful accounts, sales returns, cooperative marketing arrangements, customer incentive programs, and pricing programs, for direct customers and tax valuation allowances. The Company also has sales incentive programs for indirect customers with whom it does not have a direct sales and receivable relationship. These programs are recorded as accrued liabilities and are not considered valuation or qualifying accounts.

	Balance at Beginning of Year	Charged (Credited) to Statement of Operations (1)	Claims and Adjustments Applied Against Allowances (1)	Balance at End of Year
Allowance for doubtful accounts:
2021	$1,894	$(533)	$(200)	$1,161
2020	$84	$1,607	$203	$1,894
2019	$122	$840	$(878)	$84
Allowance for sales returns:
2021	$6,599	$122,803	$(114,964)	$14,438
2020	$6,486	$107,980	$(107,868)	$6,599
2019	$25,515	$94,381	$(113,410)	$6,486
Allowance for cooperative marketing arrangements:
2021	$38,794	$222,732	$(218,250)	$43,276
2020	$35,080	$194,730	$(191,015)	$38,794
2019	$30,389	$176,323	$(171,632)	$35,080
Allowance for customer incentive programs:
2021	$55,741	$256,755	$(236,296)	$76,200
2020	$60,036	$248,966	$(253,260)	$55,741
2019	$70,592	$237,580	$(248,136)	$60,036
Allowance for pricing programs:
2021	$100,168	$782,734	$(762,334)	$120,568
2020	$88,353	$570,409	$(558,594)	$100,168
2019	$141,369	$444,540	$(497,556)	$88,353
Tax valuation allowance:
2021	$29,171	$(245)	$—	$28,926
2020	$28,375	$796	$—	$29,171
2019	$25,148	$3,244	$(17)	$28,375

(1) The amounts for fiscal years 2021, 2020 and 2019 include immaterial impacts from the business acquisitions during the year. Refer to Note 3 to the consolidated financial statements.

Logitech International S.A. | Fiscal 2021 Form 10-K | 115