Form 10-Q
period 2021-06-30
LOGITECH INTERNATIONAL S.A.
filed 2021-07-29
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 14, 2021, there were 168,699,981 shares of the Registrant’s share capital outstanding.

Exhibits

In this document, unless otherwise indicated, references to the “Company,” “Logitech,” "we," "our," and "us" are to Logitech International S.A. and its consolidated subsidiaries. Unless otherwise specified, all references to U.S. Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America. All references to CHF are to the Swiss Franc, the legal currency of Switzerland.

Logitech, the Logitech logo, and the Logitech products referred to herein are either the trademarks or the registered trademarks of Logitech. All other trademarks are the property of their respective owners.

The Company’s fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The first quarter of fiscal year 2022 ended on July 2, 2021. The same quarter in the prior fiscal year ended on June 26, 2020. For purposes of presentation, the Company has indicated its quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Net sales	$1,312,058	$791,894
Cost of goods sold	739,066	482,638
Amortization of intangible assets	4,066	3,523
Gross profit	568,926	305,733

Operating expenses:
Marketing and selling	252,314	133,238
Research and development	69,246	49,725
General and administrative	40,542	29,071
Amortization of intangible assets and acquisition-related costs	5,217	4,609
Change in fair value of contingent consideration for business acquisition	(1,474)	5,716
Restructuring credits, net	—	(53)
Total operating expenses	365,845	222,306

Operating income	203,081	83,427
Interest income	316	620
Other income, net	8,435	2,029
Income before income taxes	211,832	86,076
Provision for income taxes	24,991	14,003
Net income	$186,841	$72,073

Net income per share:
Basic	$1.11	$0.43
Diluted	$1.09	$0.42

Weighted average shares used to compute net income per share:
Basic	168,372	167,612
Diluted	172,020	170,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$186,841	$72,073
Other comprehensive income (loss):
Currency translation gain, net of taxes	804	1,239
Reclassification of cumulative translation adjustment to other income, net	1,046	—
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(500)	978
Amortization included in other income, net	211	169
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	530	(2,367)
Reclassification of net hedging impact into cost of goods sold	(594)	(330)
Total other comprehensive income (loss)	1,497	(311)
Total comprehensive income	$188,338	$71,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,497,721	$1,750,327
Accounts receivable, net	545,907	612,225
Inventories	778,596	661,116
Other current assets	158,130	135,650
Total current assets	2,980,354	3,159,318
Non-current assets:
Property, plant and equipment, net	114,693	114,060
Goodwill	449,732	429,604
Other intangible assets, net	112,229	115,148
Other assets	338,485	324,248
Total assets	$3,995,493	$4,142,378
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$709,741	$823,233
Accrued and other current liabilities	702,589	858,617
Total current liabilities	1,412,330	1,681,850
Non-current liabilities:
Income taxes payable	62,968	59,237
Other non-current liabilities	147,704	139,502
Total liabilities	1,623,002	1,880,589
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at June 30 and March 31, 2021
Additional shares that may be issued out of conditional capitals — 50,000 at June 30 and March 31, 2021
Additional shares that may be issued out of authorized capital — 17,311 at June 30 and March 31, 2021
Additional paid-in capital	74,948	129,519
Shares in treasury, at cost — 4,407 at June 30, 2021 and 4,799 at March 31, 2021	(302,606)	(279,541)
Retained earnings	2,677,419	2,490,578
Accumulated other comprehensive loss	(107,418)	(108,915)
Total shareholders’ equity	2,372,491	2,261,789
Total liabilities and shareholders’ equity	$3,995,493	$4,142,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$186,841	$72,073
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation	20,462	11,747
Amortization of intangible assets	8,843	8,132
Gain on investments	(1,071)	(174)
Share-based compensation expense	23,651	20,115
Deferred income taxes	(4,158)	3,589
Change in fair value of contingent consideration for business acquisition	(1,474)	5,716
Other	1,045	9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	73,308	(102,092)
Inventories	(115,166)	(40,385)
Other assets	(30,796)	(15,770)
Accounts payable	(115,620)	168,346
Accrued and other liabilities	(160,835)	(12,459)
Net cash provided by / (used in) operating activities	(114,970)	118,847
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,514)	(12,308)
Investment in privately held companies	(501)	(30)
Acquisition, net of cash acquired	(15,586)	—
Purchases of trading investments	(1,091)	(2,424)
Proceeds from sales of trading investments	1,345	2,362
Net cash used in investing activities	(40,347)	(12,400)
Cash flows from financing activities:
Purchases of registered shares	(54,872)	—
Proceeds from exercises of stock options and purchase rights	2,750	9,992
Tax withholdings related to net share settlements of restricted stock units	(50,411)	(23,121)
Net cash used in financing activities	(102,533)	(13,129)
Effect of exchange rate changes on cash and cash equivalents	5,244	511
Net increase / (decrease) in cash and cash equivalents	(252,606)	93,829
Cash and cash equivalents, beginning of the period	1,750,327	715,566
Cash and cash equivalents, end of the period	$1,497,721	$809,395
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$13,051	$7,590
Non-cash contingent consideration for acquisition	$9,973	$—
Supplemental cash flow information:
Income taxes paid, net	$134,766	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended June 30, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	72,073	(311)	71,762
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(553)	—	(553)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,890)	(643)	11,882	—	—	9,992
Issuance of shares upon vesting of restricted stock units	—	—	(38,672)	(878)	15,551	—	—	(23,121)
Share-based compensation	—	—	20,133	—	—	—	—	20,133
June 30, 2020	173,106	$30,148	$54,668	4,689	$(158,463)	$1,762,099	$(120,971)	$1,567,481

Three Months Ended June 30, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	186,841	1,497	188,338
Purchases of registered shares	—	—	—	505	(54,872)	—	—	(54,872)
Sales of shares upon exercise of stock options and purchase rights	—	—	221	(71)	2,529	—	—	2,750
Issuance of shares upon vesting of restricted stock units	—	—	(79,689)	(826)	29,278	—	—	(50,411)
Share-based compensation	—	—	24,897	—	—	—	—	24,897
June 30, 2021	173,106	$30,148	$74,948	4,407	$(302,606)	$2,677,419	$(107,418)	$2,372,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies and Estimates

The Company

Logitech International S.A, together with its consolidated subsidiaries ("Logitech" or the "Company"), designs, manufactures and markets products that have an everyday place in people's lives, connecting them to the digital experiences they care about. Forty years ago, Logitech created products to improve experiences around the personal PC platform, and today it is a multi-brand, multi-category company designing products that enable better experiences consuming, sharing and creating any digital content such as computing, gaming, video, and music, whether it is on a computer, mobile device or in the cloud.
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
Basis of Presentation

The condensed consolidated financial statements include the accounts of Logitech and its subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and therefore do not include all the information required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on May 12, 2021.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2021 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Significant estimates and assumptions made by management involve the fair value of goodwill and intangible assets acquired from business acquisitions, contingent consideration for a business acquisition and periodic reassessment of its fair value, valuation of investment in privately held companies classified under Level 3 fair value hierarchy, pension obligations, accruals for customer incentives, cooperative marketing, and pricing programs and related breakage when appropriate, inventory valuation, share-based compensation expense, uncertain tax positions, and valuation allowances for deferred tax assets. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results could differ materially from those estimates.

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus ("COVID-19"). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the first quarter of fiscal year 2022, the COVID-19 pandemic had mixed effects on the Company’s results of operations. While we experienced increased sales and operating income compared to the first quarter of fiscal year 2021, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the vaccination rates, the development of effective treatments, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
Recent Accounting Pronouncements Adopted
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard effective April 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three months ended June 30, 2021 and June 30, 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2021	2020
Net income	$186,841	$72,073

Shares used in net income per share computation:
Weighted average shares outstanding - basic	168,372	167,612
Effect of potentially dilutive equivalent shares	3,648	2,515
Weighted average shares outstanding - diluted	172,020	170,127

Net income per share:
Basic	$1.11	$0.43
Diluted	$1.09	$0.42

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 0.5 million and 1.4 million for the three months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of June 30, 2021, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, the 2006 Stock Incentive Plan, as amended and restated, and the 2012 Stock Inducement Equity Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of goods sold	$1,369	$1,400
Marketing and selling	8,530	8,792
Research and development	5,061	3,103
General and administrative	8,691	6,820
Total share-based compensation expense	23,651	20,115
Income tax benefit	(16,594)	(8,111)
Total share-based compensation expense, net of income tax benefit	$7,057	$12,004

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of June 30, 2021 and 2020, the balance of capitalized share-based compensation included in inventory was $1.7 million and $0.9 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $3.3 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended June 30, 2021 was $25.0 million based on an effective income tax rate of 11.8% of pre-tax income, compared to an income tax provision of $14.0 million based on an effective income tax rate of 16.3% of pre-tax income for the three months ended June 30, 2020.

The change in the effective income tax rate for the three months ended June 30, 2021, compared to the same period ended June 30, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $13.7 million and $1.0 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2021, compared with $5.0 million and $1.0 million, respectively, in the three-month period ended June 30, 2020.

As of June 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $165.5 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

As of June 30, 2021 and March 31, 2021, the Company had $63.0 million and $59.2 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of June 30, 2021 and March 31, 2021, the Company had $5.1 million and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2022, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $5.1 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of June 30 and March 31, 2021 (in thousands):

	June 30, 2021	March 31, 2021
Accounts receivable, net:
Accounts receivable	$812,042	$867,868
Allowance for doubtful accounts	(548)	(1,161)
Allowance for sales returns	(10,892)	(14,438)
Allowance for cooperative marketing arrangements	(58,901)	(43,276)
Allowance for customer incentive programs	(73,806)	(76,200)
Allowance for pricing programs	(121,988)	(120,568)
	$545,907	$612,225
Inventories:
Raw materials	$166,477	$146,886
Finished goods	612,119	514,230
	$778,596	$661,116
Other current assets:
Value-added tax receivables	$74,098	$67,710
Prepaid expenses and other assets	84,032	67,940
	$158,130	$135,650
Property, plant and equipment, net:
Property, plant and equipment at cost	$437,778	$417,520
Accumulated depreciation and amortization	(323,085)	(303,460)
	$114,693	$114,060
Other assets:
Deferred tax assets	$216,671	$210,888
Right-of-use assets	33,015	31,169
Trading investments for deferred compensation plan	29,092	24,809
Investments in privately held companies	44,997	43,402
Other assets	14,710	13,980
	$338,485	$324,248

The following table presents the components of certain balance sheet liability amounts as of June 30 and March 31, 2021 (in thousands):

	June 30, 2021	March 31, 2021
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$181,423	$185,394
Accrued personnel expenses	123,427	173,360
VAT payable	55,350	50,620
Accrued sales return liability	51,122	43,178
Accrued payables - non-inventory	43,394	52,392
Warranty accrual	33,981	33,228
Income taxes payable	27,078	131,408
Operating lease liability	14,681	13,101
Contingent consideration	11,495	6,967
Other current liabilities	160,638	168,969
	$702,589	$858,617
Other non-current liabilities:
Employee benefit plan obligations	$73,726	$72,321
Obligation for deferred compensation plan	29,092	24,809
Operating lease liability	21,310	21,319
Warranty accrual	15,112	15,604
Contingent consideration	3,971	—
Deferred tax liability	1,679	1,679
Other non-current liabilities	2,814	3,770
	$147,704	$139,502

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	June 30, 2021			March 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$562,606	$—	$—	$669,759	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$143	$—	$—	$31	$—	$—
Common stock	1,734	—	—	1,569	—	—
Money market funds	7,511	—	—	6,734	—	—
Mutual funds	19,704	—	—	16,475	—	—
Total of trading investments for deferred compensation plan	$29,092	$—	$—	$24,809	$—	$—

Currency exchange derivative assets included in other current assets	$—	$3,628	$—	$—	$5,452	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$10,957	$—	$—	$6,430
Contingent consideration for business acquisition included in other non-current liabilities	$—	$—	$3,971	$—	$—	$—
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$229	$—	$—	$100	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Beginning of the period	$6,967	$23,284
Fair value of contingent consideration upon acquisition (1)	9,973	—
Change in fair value of contingent consideration	(1,474)	5,716
End of the period (2)	$15,466	$29,000
(1) Fair value of contingent consideration includes the earn-out of the immaterial technology acquisition. See Contingent Consideration for Business Acquisitions section below for details.

(2) As of June 30, 2020, the earn-out period was completed in connection with our acquisition of General Workings, Inc. ("Streamlabs") (discussed below). The earn-out payment of $29.0 million was based on the actual net sales of Streamlabs services during the earn-out period and is no longer subject to fair value measurement and was accordingly transferred out of Level 3. During the third quarter of fiscal year 2021, the fair value of $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.1 million and $24.8 million, as of June 30, 2021 and March 31, 2021, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy.

Unrealized gains (losses) related to trading securities for the three months ended June 30, 2021 and 2020 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisitions

On May 19, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $10.0 million payable in cash only upon the achievement of three technical development milestones required to be completed for periods ending December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt.

On February 17, 2021 (the "Mevo Acquisition Date"), the Company acquired all of the equity interests of Mevo Inc. ("Mevo"). In connection with the acquisition of Mevo, the Company agreed to pay a total earn out payment of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period beginning on December 26, 2020 and ending on December 31, 2021.

The fair value of the earn-out as of the Mevo Acquisition Date was $3.4 million which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The valuation includes significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. Projected sales are based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. The fair value of the contingent consideration decreased to $1.9 million as of June 30, 2021 from $3.4 million as of March 31, 2021.

On January 4, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed for periods ending December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt.

On October 31, 2019, the Company acquired all of the equity interests of General Workings, Inc. (Streamlabs). In connection with the acquisition of Streamlabs, the Company agreed to pay a total earn-out payment of up to $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. As of June 30, 2020, the earn-out period was completed, and was no longer subject to fair value measurement. During the third quarter of 2021, the fair value of $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining amount of $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $42.3 million and $40.7 million as of June 30, 2021 and March 31, 2021, respectively. Unrealized gains (losses) related to equity investments for the three months ended June 30, 2021 and 2020 were not material and are included in other income, net in the Company's condensed consolidated statements of operations. There was no impairment of these assets during the three months ended June 30, 2021 or 2020.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of June 30, 2021 and March 31, 2021. There was no impairment of these assets during the three months ended June 30, 2021 or 2020.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. There was no impairment of these assets during the three months ended June 30, 2021 or 2020.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021.

The fair value of the Company’s derivative instruments was not material as of June 30, 2021 or March 31, 2021. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2021	2020
Cash flow hedges	$530	$(2,367)	$(594)	$(330)

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $138.5 million as of June 30, 2021 and $164.5 million as of March 31, 2021. The Company had $3.7 million of net losses related to its cash flow hedges included in accumulated other comprehensive loss as of June 30, 2021, which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of June 30, 2021 and March 31, 2021 were $240.2 million and $123.8 million, respectively. Open forward and swap contracts outstanding as of June 30, 2021 and March 31, 2021 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwanese Dollars, and Australian Dollars to be settled at future dates at pre-determined exchange rates. Open forward and swap contracts outstanding as of June 30, 2021 additionally consisted of contracts in Chinese Renminbi and Brazilian Real to be settled at future dates at pre-determined exchange rates, which were primarily attributable to the increase in the notional amounts outstanding as of June 30, 2021 compared to March 31, 2021.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the three months ended June 30, 2021 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the three months ended June 30, 2021 (in thousands):

As of March 31, 2021	$429,604
Acquisition	20,721
Currency translation	(593)
As of June 30, 2021	$449,732
On May 19, 2021, the Company made an immaterial technology acquisition for a total cash consideration of $25.6 million, including up to $10.0 million earn-out payable in cash upon the achievement of three technical development milestones required to be completed for periods ending December 31, 2021, June 30, 2022, and June 30, 2023, which was accounted for using the acquisition method. The Company retained 6% of the total consideration for the purpose of ensuring seller's representations and warranties.

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$46,167	$(26,741)	$19,426	$46,070	$(25,153)	$20,917
Developed technology	140,231	(94,517)	45,714	134,406	(90,450)	43,956
Customer contracts/relationships	91,012	(47,449)	43,563	91,010	(44,261)	46,749
In-process R&D	3,526	—	3,526	3,526	—	3,526
Total	$280,936	$(168,707)	$112,229	$275,012	$(159,864)	$115,148

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $191.6 million as of June 30, 2021. There are no financial covenants under these lines of credit with which the Company must comply.

As of June 30, 2021, the Company had outstanding bank guarantees of $24.7 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of June 30, 2021 or March 31, 2021.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Beginning of the period	$48,832	$40,039
Provision	8,446	5,389
Settlements	(8,315)	(6,161)
Currency translation	130	183
End of the period	$49,093	$39,450

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2021, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 11 — Shareholders’ Equity

Share Repurchase Program

In March 2017, the Company's Board of Directors approved the 2017 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million shares of Logitech shares. This share repurchase program expired in April 2020.

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The

Company's share repurchase program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of June 30, 2021, $780.4 million is still available for repurchase under the 2020 repurchase program.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Losses	Total
March 31, 2021	$(89,461)	$(23,200)	$3,746	$(108,915)
Other comprehensive income (loss)	1,850	(289)	(64)	1,497
June 30, 2021	$(87,611)	$(23,489)	$3,682	$(107,418)

Note 12 — Segment Information

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Pointing Devices	$182,878	$120,469
Keyboards & Combos	218,357	145,360
PC Webcams	109,918	60,851
Tablet & Other Accessories	79,272	46,048
Gaming (1)	335,397	181,903
Video Collaboration	234,885	130,074
Mobile Speakers	28,484	29,009
Audio & Wearables	116,607	71,365
Smart Home	6,172	6,810
Other (2)	88	5
Total Sales	$1,312,058	$791,894

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Americas	$612,566	$356,184
EMEA	357,957	210,771
Asia Pacific	341,535	224,939
Total sales	$1,312,058	$791,894

Sales are attributed to countries on the basis of the customers’ locations.

The United States, Germany and China each represented 10% or more of the total consolidated sales for each of the periods presented herein. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% of the Company's total consolidated sales for the three months ended June 30, 2021 and represented 2% of the Company's total consolidated sales for the three months ended June 30, 2020.

Two customers of the Company each represented 10% or more of the total consolidated sales for each of the periods presented herein.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	June 30, 2021	March 31, 2021
Americas	$20,068	$20,810
EMEA	9,205	8,019
Asia Pacific	85,420	85,231
Total property, plant and equipment, net	$114,693	$114,060

Property, plant and equipment, net in the United States and China were $19.7 million and $73.1 million, respectively, as of June 30, 2021, and $20.5 million and $74.0 million, respectively, as of March 31, 2021. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of June 30, 2021 or March 31, 2021. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $6.8 million and $5.7 million as of June 30, 2021 and March 31, 2021, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our new product introductions, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding the duration and overall impact of COVID-19 on our business and results of operations, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, video collaboration, audio, pointing devices, wearables, remotes, microphones, streaming and other accessories and computer devices and related software and services, the interoperability of our products with third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech,

Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones, Ultimate Ears, and Jaybird. Our Company's website is www.logitech.com.

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
In fiscal year 2021, we experienced disruptions to our supply chain and logistics services, inventory constraints, and increased logistics costs, as we attempted to address the effects of COVID-19. At the same time, due to the shelter-at-home requirements or other restrictions in many countries, there was an acceleration of work-from-anywhere, study-from-anywhere, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that have led to increased sales and operating income. While we experienced increased sales and operating income in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. In addition, if the demand volatility results in a decrease in sales in future periods it could lead to higher promotions and marketing expenses, or excess inventories, or both, which will have an adverse impact on our results of operations. It is difficult to predict the progression, the duration and all of the effects of COVID-19, how business restrictions and shelter-at-home guidelines may evolve on a global basis, how consumer demand, inventory and logistical effects and costs may change over time, and the impact on our future sales and results of operations. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect the Company's business, results of operations and financial condition."
Summary of Financial Results

Our total sales for the three months ended June 30, 2021 increased 66%, compared to the three months ended June 30, 2020, due to stronger sales across all regions and several of our product categories from increased remote work and learning trends, accelerated adoption of video communications for a hybrid work environment, and greater gaming viewership, creation, and participation from home, as a result of COVID-19. Our condensed consolidated statements of operations for the three months ended June 30, 2021 include the results of operations for our first quarter acquisition from its date of acquisition.

Sales for the three months ended June 30, 2021 increased 72%, 70%, and 52% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Gross margin for the three months ended June 30, 2021 increased by 480 basis points to 43.4% from 38.6% for the three months ended June 30, 2020. Our gross margin benefited from higher sales volume, a favorable currency impact, lower logistics costs, and favorable product mix.

Operating expenses for the three months ended June 30, 2021 were $365.8 million, or 27.9% of sales, compared to $222.3 million, or 28.1% of sales in the same period of the prior fiscal year.

Net income for the three months ended June 30, 2021 was $186.8 million compared to $72.1 million for the three months ended June 30, 2020.

Trends in Our Business

Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity: New PC shipments have continued to be strong recently due to work-from-home and learn-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture will also greatly expand the number of new workspaces to which we can attach our PC peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the rising work-from-home trend, provides additional growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case with trackpad for the iPad. Hybrid and remote learning environments have also created demand and growth opportunities in the education market for tablet keyboards and accessories.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming becomes more social, particularly as other recreational activities have been curtailed or restricted during shelter-at-home mandates. We expect gaming will increasingly become one of the largest participant and spectator sports in the world. We believe Logitech is well positioned to benefit from the overall gaming market growth. Our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers and streamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market ("VC") have never been more prevalent than in today’s environment, as commercial and consumer adoption of video has seen substantial growth since the start of the COVID-19 pandemic. Video meetings continue to be on the rise, and companies increasingly want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We are also experiencing significant demand for our enterprise-grade VC webcams and headsets. We will continue to invest in the development of select business-specific products (both hardware and software), targeted product marketing and sales channel development.

Music: Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. However, the mobile speaker market has matured and the integration of personal voice assistants has increased competition in the speaker category. In addition, the retail footprint has decreased significantly due to the COVID-19 pandemic. These factors have led to a decline in our Mobile Speakers category sales in the past three years. In the wireless headphone industry, the largest growth in recent years has been in true wireless headphones while traditional wireless headphones have declined significantly. Continued growth in the wireless headphone market is expected for the next several years as consumers increasingly adopt wireless headphones over wired headphones. In addition, Blue Microphones has experienced strong demand as musicians, performers and streamers increasingly look to entertain and engage with their fans on various online platforms like YouTube, Twitch, and Facebook.
Smart Home: Sales of our Harmony universal remote and Circle security family of products declined substantially in fiscal year 2021. In general, our sales of Harmony and Circle products are under pressure as the way people consume content is changing and as retail stores have been closed or subject to restrictions. The smart home market opportunity is broad, and we will continue to explore other innovative experiences to drive growth in the Smart Home category.
Business Seasonality and Product Introductions
We have historically experienced higher sales in our third fiscal quarter ending December 31, compared to other fiscal quarters in our fiscal year, primarily due to the increased consumer demand for our products during the year-end holiday buying season and year-end spending by enterprises. Additionally, new product introductions and business acquisitions can significantly impact sales, product costs and operating expenses. Product introductions can also impact our sales to distribution channels as these channels are filled with new product inventory following a product introduction, and often channel inventory of an earlier model product declines as the next related major product launch approaches. Sales can also be affected when consumers and distributors anticipate a product introduction or changes in business circumstances. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future sales or financial performance. Furthermore, cash flow is correspondingly lower in the first half of our fiscal year as we typically build inventories in advance for the third quarter and we pay an annual dividend following our Annual General Meeting, which is typically in September.
Swiss Federal Tax Reform
As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, the canton of Vaud in Switzerland enacted TRAF on March 10, 2020 that took effect as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning in fiscal year 2020 as a result of our transition out of our longstanding tax ruling from the canton of Vaud.

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
We believe that the assumptions, judgments and estimates involved in the accounting for accruals for customer incentives and related breakage when appropriate, accrued sales return liability, inventory valuation, uncertain tax positions, and business acquisitions have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2021 compared with the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended June 30, 2021, approximately 48% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three months ended June 30, 2021 increased 66% compared to the same period of the prior fiscal year, driven by sales increase in all regions and several of our product categories due to continuing hybrid work, work-from-home and study-from-home trends, resulting from the COVID-19 pandemic. Strong sales growth in Gaming, Video Collaboration, Keyboards & Combos, Pointing Devices, PC Webcams, Tablet and Other Accessories, and Audio & Wearables, was partially offset by a decline in sales of Mobile Speakers and Smart Home. If currency exchange rates had been constant in the three months ended June 30, 2021 and 2020, our constant dollar sales growth rate would have been 58%.

Sales by Region

The following table presents the change in sales by region for the three months ended June 30, 2021, compared with the three months ended June 30, 2020:

	Sales Growth Rate	Constant Dollar Sales Growth Rate
Americas	72%	70%
EMEA	70%	56%
Asia Pacific	52%	43%

The increase in sales globally in the three month periods was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.

Sales by Product Categories

Sales by product categories for the three months ended June 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Pointing Devices	$182,878	$120,469	52%
Keyboards & Combos	218,357	145,360	50
PC Webcams	109,918	60,851	81
Tablet & Other Accessories	79,272	46,048	72
Gaming (1)	335,397	181,903	84
Video Collaboration	234,885	130,074	81
Mobile Speakers	28,484	29,009	(2)
Audio & Wearables	116,607	71,365	63
Smart Home	6,172	6,810	(9)
Other (2)	88	5	1,660
Total Sales	$1,312,058	$791,894	66%

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Sales of Pointing Devices increased 52% in the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by higher sales of our cordless, corded, and trackball mice as a result of remote working and learning trends.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos increased 50% in the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by an increase in sales of our keyboard/mice combos as well as our cordless and corded PC keyboards.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams increased 81% in the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was seen across the majority of the product sub-categories, driven primarily by sales of our HD Pro Webcam 920, 1080P PRO Stream Webcam, Logitech Streamcam, and C505 HD Webcam, partly due to organizations adopting remote or hybrid work environments.

Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products increased 72% in the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by sales of our Rugged Folio, our Combo Touch products for iPad Pro 11-inch/12.9-inch introduced in the first quarter of fiscal year 2022, and our Folio Touch for iPad Air (4th generation). We have seen strong demand for Tablet keyboards, partly due to schools embracing various technology devices to better educate students in learning-from-home environments.

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming increased 84% for the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by strong performance in nearly all of our Gaming sub-categories, including our gaming mice, PC gaming headsets, gaming steering wheels, gaming keyboards, console gaming headsets and Streamlabs services, partially offset by a decline in the sales of our console gaming controllers.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products increased 81% in the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by the sales of our Rally Bar introduced in the fourth quarter of fiscal year 2021, our GROUP video conferencing solution for mid to large-sized meeting rooms, the BRIO 4K Pro Webcam, and Webcam C925E, as video communications become more critical for remote and hybrid work environments.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 2% for the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The decrease was primarily driven by a decline in sales of our MEGABOOM 3, UE WONDERBOOM, and MEGABLAST mobile speakers. The decrease was partially offset by sales of our BOOM 3 and WONDERBOOM 2 speakers.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Sales of Audio & Wearables increased 63% for the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The increase was primarily driven by higher sales of both our corded and cordless headsets, Blue Microphones products, and our PC speakers.

Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Sales of Smart Home decreased 9% during the three months ended June 30, 2021, compared to the same period of the prior fiscal year. The decrease was primarily due to a decline in sales of most of our Harmony remotes and our home video products, partially offset by increases in sales of our Harmony 665 Remote, Circle View Camera, and Circle View Doorbell, introduced in the third quarter of fiscal year 2021.

Gross Profit

Gross profit for the three months ended June 30, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$1,312,058	$791,894	66%
Gross profit	$568,926	$305,733	86
Gross margin	43.4%	38.6%

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

Gross margin increased by 480 basis points for the three months ended June 30, 2021, compared to the same period of the prior fiscal year. Our gross margin benefited from higher sales volume, a favorable currency impact, lower logistics costs, and favorable product mix.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2021		2020
Marketing and selling	$252,314		$133,238
% of sales	19.2%		16.8%
Research and development	69,246		49,725
% of sales	5.3%		6.3%
General and administrative	40,542		29,071
% of sales	3.1%		3.7%
Amortization of intangible assets and acquisition-related costs	5,217		4,609
% of sales	0.4%		0.6%
Change in fair value of contingent consideration for business acquisition	(1,474)		5,716
% of sales	(0.1)%		0.7%
Restructuring credits, net	—		(53)
% of sales	—%	(1)	—%
Total operating expenses	$365,845		$222,306
% of sales	27.9%		28.1%

(1) Absolute value for % of sales is less than 0.1%.

The increase in total operating expenses during the three months ended June 30, 2021, compared to the same period of the prior fiscal year, was mainly due to increases in marketing and selling expenses, research and development expenses, and general and administrative expenses, partially offset by the change in fair value of contingent consideration for business acquisition.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three months ended June 30, 2021, marketing and selling expenses increased $119.1 million, compared to the same period of the prior fiscal year. The increase was primarily driven by higher advertising and marketing expenses, including third-party costs and increased headcount, to support our investment in brand awareness and consideration as well as incremental headcount related to investments in enterprise sales coverage.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three months ended June 30, 2021, research and development expenses increased $19.5 million, compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to incremental headcount and higher third-party costs to support innovations in both hardware and software.

General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three months ended June 30, 2021, general and administrative expenses increased $11.5 million, compared to the same period of the prior fiscal year. The increase was primarily driven by higher personnel-related costs due to investment in additional headcount in IT and other functions to support business growth.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended June 30, 2021, amortization of intangible assets and acquisition-related costs increased compared to the same period of the prior fiscal year, primarily driven by the intangible assets acquired through acquisitions completed in the fourth quarter of fiscal year 2021.

Other Income, Net

Other income, net for the three months ended June 30, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Investment income related to a deferred compensation plan	$1,168	$1,556
Currency exchange gain, net	5,717	57
Gain on investments	1,071	174
Other	479	242
Total	$8,435	$2,029

Investment income represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain, net relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The gain for the three months ended June 30, 2021 was primarily due to the strengthening of the Brazilian Real and the Chinese Renminbi against the U.S. Dollar.

Gain on investments represents the unrealized gain from the fair value change on the available-for-sale securities and equity-method investments during the periods presented.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three months ended June 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Provision for income taxes	$24,991	$14,003
Effective income tax rate	11.8%	16.3%

The change in the effective income tax rate for the three months ended June 30, 2021, compared to the same period ended June 30, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $13.7 million and $1.0 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended June 30, 2021, compared with $5.0 million and $1.0 million, respectively, in the three-month period ended June 30, 2020.

As of June 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $165.5 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $1,497.7 million, compared to $1,750.3 million as of March 31, 2021. As of June 30, 2021, 62% of the cash and cash equivalents were held in Switzerland, 16% were held in Germany, and 12% were held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has already been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the three months ended June 30, 2021, primarily resulted from an increase in net cash used in operating activities, despite positive net income, and an increase in net cash used in financing activities. The increase in net cash used in operating activities was mainly due to the timing of an annual income tax payment for fiscal year 2021, increased inventory purchases to support future demand, a decline in accounts payable due to timing of purchases and related payments, and the annual bonus payment for fiscal year 2021, partially offset by earlier collections on accounts receivable due to timing of sales within the quarter. The increase in net cash used in financing activities was driven by shares repurchased under our share repurchase program in the first quarter of fiscal 2022 compared to no share repurchases in the same period of the prior fiscal year.
As of June 30, 2021, our working capital was $1,568.0 million, compared to $1,477.5 million as of March 31, 2021. The increase was primarily driven by higher inventories and higher other current assets, lower accounts payable, and lower accrued and other current liabilities, partially offset by lower cash and cash equivalents and lower accounts receivable, net. Our working capital increased by $779.2 million compared to $788.8 million as of June 30, 2020, which was primarily driven by higher cash and cash equivalents, higher accounts receivable, net, higher inventories and higher other current assets, partially offset by higher accounts payable and accrued and other current liabilities.

We had several uncommitted, unsecured bank lines of credit aggregating $191.6 million as of June 30, 2021. There are no financial covenants under these lines of credit with which we must comply. As of June 30, 2021, we had outstanding bank guarantees of $24.7 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by / (used in) operating activities	$(114,970)	$118,847
Net cash used in investing activities	(40,347)	(12,400)
Net cash used in financing activities	(102,533)	(13,129)
Effect of exchange rate changes on cash and cash equivalents	5,244	511
Net increase / (decrease) in cash and cash equivalents	$(252,606)	$93,829

The following table presents selected financial information and statistics as of and for the three months ended June 30, 2021 and 2020 (Dollars in thousands):

	As of June 30,
	2021	2020
Accounts receivable, net	$545,907	$500,306
Accounts payable	$709,741	$429,693
Inventories	$778,596	$271,180

	Three Months Ended June 30,
	2021	2020
Days sales in accounts receivable (“DSO”) (Days) (1)	37	57
Days accounts payable outstanding (“DPO”) (Days) (2)	86	80
Inventory turnover (“ITO”) (x)(3)	3.8	7.2

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

DSO for the three months ended June 30, 2021 decreased by 20 days to 37 days, compared to 57 days for the same period of the prior fiscal year, primarily due to timing of sales within the quarter and a continued focus on collections efficiency.

DPO for the three months ended June 30, 2021 increased by 6 days, compared to 80 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended June 30, 2021 decreased by 3.4, compared to 7.2 for the same period of the prior fiscal year, primarily due to higher ending inventory resulting from the rebuilding of inventory levels to meet future demand, compared to previously constrained supply from COVID-19 impacts. In the fourth quarter of fiscal year 2020, we experienced manufacturing slowdowns due to the COVID-19 outbreak in China which reduced our ending inventory levels and led to higher inventory turns in the first quarter of fiscal year 2021.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the three months ended June 30, 2021, net cash used in operating activities was $115.0 million. The decrease in accounts receivable, net was primarily driven by timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases during the first quarter of fiscal year 2022 in anticipation of future demand. The decrease in accounts payable was primarily driven by the timing of purchases and related payments. The decrease in accrued liabilities was primarily driven by payment of the fiscal year 2021 annual bonus and an annual payment for fiscal year 2021 income taxes.

Net cash used in investing activities was $40.3 million, primarily due to $24.5 million of purchases of property, plant and equipment, and $15.6 million of the purchase price (net of cash acquired) for business acquisition.

Net cash used in financing activities was $102.5 million, primarily due to $54.9 million used for repurchases of our registered shares, and $50.4 million for tax withholdings related to net share settlements of restricted stock units, partially offset by $2.8 million in proceeds received from exercises of stock options and purchase rights.

During the three months ended June 30, 2021, there was a $5.2 million gain from currency exchange rate effect on cash and cash equivalents, compared to a gain of $0.5 million during the same period of the prior fiscal year. The gain from currency translation exchange effect during the three months ended June 30, 2021 was primarily due to the strengthening of the Brazilian Real and the Chinese Renminbi against the U.S. Dollar by 14% and 2%, respectively, during the period. The gain from effect of currency exchange rate changes during the three months ended June 30, 2020 was primarily due to the strengthening of the Australian Dollar, Japanese Yen, and Taiwanese Dollar against the U.S. Dollar by 13%, 1%, and 2%, respectively.

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
In May 2020, our Board of Directors approved a new share repurchase program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of June 30, 2021, $780.4 million is still available for repurchase under the 2020 repurchase program.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. The remaining terms of our non-cancelable operating leases expire in various years through 2031.

Purchase Commitments

As of June 30, 2021, we had non-cancelable purchase commitments of $775.3 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of June 30, 2021, the liability for these purchase commitments was $13.9 million and is recorded in accrued and other current liabilities.

We have firm purchase commitments of $25.8 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2021, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended June 30, 2021.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended June 30, 2021, approximately 48% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $26.6 million and $37.8 million as of June 30, 2021 and March 31, 2021, respectively. The adverse effect as of June 30, 2021 and March 31, 2021 is after consideration of the offsetting effect of approximately $9.4 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of June 30, 2021 and March 31, 2021, the amount recorded in accumulated other comprehensive income ("AOCI") related to our foreign exchange contracts before tax effect would have been approximately $13.9 million and $16.5 million lower respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
The risk factors summarized and disclosed below could adversely affect our business, results of operations and financial condition, and may cause volatility in the price of our shares. These are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. (See also the other information set forth in this Quarterly Report on Form 10-Q, including in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Condensed Consolidated Financial Statements and the related notes.)

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

•Our principal manufacturing operations and third-party contract manufacturers are located in China and Southeast Asia, which exposes us to risks associated with doing business in that geographic area as well as potential tariffs, adverse trade regulations, adverse tax consequences and pressure to move or diversify our manufacturing locations.

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

•Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

•Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

•We are subject to risks related to our environmental, social and governance activities and disclosures.

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

Video Collaboration. While we view the small and medium-sized user groups opportunity to be large and relatively unaddressed, this is a new and evolving market segment that we and our competitors are developing. If the market opportunity proves to be sustainable, we expect increased competition from established competitors in the video conferencing market as well as from new entrants who are gaining traction as the industry comes to accept new technology and new solutions. In order to continue to grow in this opportunity, we may need to further build and scale our own enterprise sales capabilities.

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

Smart Home. The smart home market is experiencing increasing competition. It is not yet clear when our smart home category will produce dynamic growth or which products will succeed and be able to take advantage of market growth or to help define and grow the market.

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

Microsoft, Apple, Google and Amazon are leading producers of operating systems, hardware, platforms and applications with which our mice, keyboards, wireless speakers and other products are designed to operate. In addition, Microsoft, Apple, Google and Amazon each has significantly greater financial, technical, sales, marketing and other resources than Logitech, as well as greater name recognition and a larger customer base. As a result, Microsoft, Apple, Google and Amazon each may be able to improve the functionality of its products, if any, or may choose to show preference to our competitors' products, to correspond with ongoing enhancements to its operating systems, hardware and software applications before we are able to make such improvements. This ability could provide Microsoft, Apple, Google, Amazon or other competitors with significant lead-time advantages. In addition, Microsoft, Apple, Google, Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and maybe financially positioned to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share. For additional information, see "Competition” in Item 1 of our most recent Annual Report on Form 10-K.

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
The COVID-19 pandemic and the measures taken by many countries in response have contributed to a general slowdown in the global economy and had a mixed effect and could in the future have a mixed or adverse effect on our business and operations, our customers and our partners. We have experienced and may continue to experience disruptions and higher costs in our manufacturing, supply chain and logistics operations and outsourced services, and in some cases increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities. We have also incurred additional costs related to business continuity.
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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Jaybird to expand into the wireless audio wearables market, we acquired Saitek to expand into the gaming simulation and controller markets, we acquired Blue Microphones to expand into the microphones market, we acquired General Workings, Inc. ("Streamlabs") to expand our software and service capabilities and tools for the streaming market, and we acquired Mevo to expand our camera hardware and software for live streaming and video conferencing. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer.

Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of share-based compensation.

If we divest or discontinue product categories or products that we previously acquired, or if the value of those parts of our business become impaired, we may need to evaluate the carrying value of our goodwill. Additional impairment charges could adversely affect our results of operations. Several of our past acquisitions have not been successful and have led to significant impairment charges. Acquisitions and divestitures may also cause our operating results to fluctuate and make it difficult for investors to compare operating results and financial statements between periods. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

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

While our overall distribution relationships are diffuse, over a quarter of our gross sales are concentrated with two customers - Amazon Inc. and Ingram Micro - and their affiliated entities. We do not have long-term commitments with those customers. If online sales grow as a percentage of overall sales, we expect that we will become even more reliant on Amazon. While we believe that we have good relationships with Amazon and Ingram Micro, any adverse change in either of those relationships could have an adverse impact on our results of operations and financial condition.

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

Our manufacturing operations at third-party contractors could be adversely affected by contractual disagreements, by labor unrest, by natural disasters, by regional or global pandemics, such as the COVID-19 pandemic, by strains on local communications, trade, and other infrastructures, by competition for the available labor pool or manufacturing capacity, by increasing labor and other costs, and by other trade customs and practices that are dissimilar to those in the United States and Europe.

Further, we have been exposed in the past and may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our component and other raw material costs. In addition, our labor costs could continue to rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our financial results.

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

We purchase certain products and key components from a limited number of sources. If the supply of these products or key components were to be delayed or constrained, impacted by global shortages of semiconductor chips, or if one or more of our single-source suppliers experience disruptions or go out of business as a result of adverse global economic conditions, natural disasters or regional or global pandemics, including COVID-19, we might be unable to find a new supplier on acceptable terms, or at all, and our product shipments to our customers could be delayed, which could adversely affect our business, financial condition and operating results.

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for a component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors, such as microcontrollers and optical sensors, and base metals used in our products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs, which could adversely affect our business and operating results.

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

•Varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) ("PCAOB") to inspect PCAOB-registered accounting firms in emerging market countries such as China;

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

•Trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations, including recent and ongoing United States - China tariffs and trade restrictions, including China's 2021 Anti-Foreign Sanctions Law;

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

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

In recent years, the U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. As previously disclosed, we have invested significantly in manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy or regulations changes in the United States or other countries present particular risks for us.

For example, on June 10, 2021, the National People’s Congress Standing Committee of the People’s Republic of China passed China's new Anti-Foreign Sanctions Law. The Anti-Foreign Sanctions Law took immediate effect and allows China to take “retaliatory action” against any “discriminatorily restrictive measures” imposed by foreign countries against Chinese organizations and citizens. As a result, China may impose countermeasures against government and private entities and/or persons that formulate, implement or comply with any regulation deemed a “discriminatorily restrictive measure.” Penalties may include denial of entry to China, prohibition of doing business in or with China, freezing of assets and “any other necessary measures.”

New or increased tariffs could adversely affect more or all of our products. There also are risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in trade policy and regulations in the United States and other countries as well as changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

A significant portion of our business is conducted in currencies other than the U.S. Dollar. Therefore, we face exposure to movements in currency exchange rates.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended June 30, 2021, approximately 48% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

We use derivative instruments to hedge certain exposures to fluctuations in currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and do not protect us from long term shifts in currency exchange rates.

As a result, fluctuations in currency exchange rates could and have in the past adversely affect our business, operating results and financial condition. Moreover, these exposures may change over time.

We are subject to risks related to our environmental, social and governance ("ESG") activities and disclosures.

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

As a Swiss company with shares listed on both the SIX Swiss Exchange and the Nasdaq Global Select Market, we are also subject to both Swiss and United States corporate governance and securities laws and regulations. In addition to the extra costs and regulatory burdens of our dual regulatory obligations, the two regulatory regimes may not always be compatible and may impose disclosure obligations, operating restrictions or tax effects on our business to which our competitors and other companies are not subject. For example, on January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies ("Ordinance") became effective in connection with the Minder initiative approved by Swiss voters during 2013. The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and Board of Directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and Board of Directors, (c) imposes other restrictive compensation practices, and (d) requires that our articles of incorporation specify various compensation-related matters. In addition, during 2013, Swiss voters considered an initiative to limit pay for a chief executive officer to a multiple of no more than twelve times the salary of the lowest-paid employee. Although voters rejected that initiative, it did receive substantial voter support. The Ordinance, potential future initiatives relating to corporate governance or executive compensation, and Swiss voter sentiment in favor of such regulations may increase our non-operating costs and adversely affect our ability to attract and retain executive management and members of our Board of Directors.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") which are subject to interpretation or changes by the FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results or our compliance with regulations.

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

For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of European Union residents, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR has been made more difficult by the invalidity of the U.S.-European Union Privacy Shield. In the United States, California and Virginia have already adopted privacy laws and other legislations may follow, at states and federal levels. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to increased costs, allocation of additional resources, financial penalties or other liabilities or negative publicity that could adversely affect our business.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases
In fiscal year 2021, the following approved share repurchase program was in place (in thousands):

Share Repurchase Program	Shares Approved	Approved Amounts (1)
May 2020	17,311	$1,000,000
(1) In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021.
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended June 30, 2021		CHF (LOGN)	USD (LOGI)
Month 1
April 1, 2021 to April 30, 2021	11	99.93	$—	834,178
Month 2
May 1, 2021 to May 28, 2021
SIX	222	98.92		809,840
Nasdaq	272		108.10	780,407
Month 3
May 29, 2021 to July 2, 2021	—	—	—	780,407
	505	98.18	108.80	780,407
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

LOGITECH INTERNATIONAL S.A.

July 29, 2021	/s/ Bracken Darrell
Date	Bracken Darrell
President and
Chief Executive Officer

July 29, 2021	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer