Form 10-Q
period 2021-09-30
LOGITECH INTERNATIONAL S.A.
filed 2021-10-28
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 13, 2021, there were 167,474,200 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The second quarter of fiscal year 2022 ended on October 1, 2021. The same quarter in the prior fiscal year ended on September 25, 2020. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
The term “sales” means net sales, except as otherwise specified.
We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC").

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://ir.logitech.com. Additionally, we provide notifications of news or announcements regarding our operations and financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. We intend to use our investor relations website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Our corporate governance information also is available on our investor relations website.

All references to our websites are intended to be inactive textual references only, and the content of such websites do not constitute a part of and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,306,267	$1,257,158	$2,618,325	$2,049,052
Cost of goods sold	760,268	684,599	1,499,334	1,167,237
Amortization of intangible assets	3,836	2,836	7,902	6,359
Gross profit	542,163	569,723	1,111,089	875,456

Operating expenses:
Marketing and selling	256,627	158,797	508,941	292,035
Research and development	68,661	53,379	137,907	103,104
General and administrative	33,271	31,664	73,813	60,735
Amortization of intangible assets and acquisition-related costs	5,107	4,331	10,324	8,940
Change in fair value of contingent consideration for business acquisition	(925)	—	(2,399)	5,716
Restructuring charges (credits), net	11	(1)	11	(54)
Total operating expenses	362,752	248,170	728,597	470,476

Operating income	179,411	321,553	382,492	404,980
Interest income	201	513	517	1,133
Other income (expense), net	(6,703)	1,149	1,732	3,178
Income before income taxes	172,909	323,215	384,741	409,291
Provision for income taxes	33,453	56,301	58,444	70,304
Net income	$139,456	$266,914	$326,297	$338,987

Net income per share:
Basic	$0.83	$1.58	$1.94	$2.02
Diluted	$0.81	$1.56	$1.90	$1.99

Weighted average shares used to compute net income per share:
Basic	168,389	168,645	168,380	168,140
Diluted	171,343	171,382	171,682	170,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$139,456	$266,914	$326,297	$338,987
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(4,731)	3,205	(3,927)	4,444
Reclassification of cumulative translation adjustment to other income (expense), net	5	(1,738)	1,051	(1,738)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	95	(434)	(405)	544
Amortization included in other income (expense), net	212	176	423	345
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	2,132	(1,059)	2,662	(3,426)
Reclassification of net hedging impact into cost of goods sold	(1,314)	1,969	(1,908)	1,639
Total other comprehensive income (loss)	(3,601)	2,119	(2,104)	1,808
Total comprehensive income	$135,855	$269,033	$324,193	$340,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,137,296	$1,750,327
Accounts receivable, net	728,074	612,225
Inventories	827,710	661,116
Other current assets	166,731	135,650
Total current assets	2,859,811	3,159,318
Non-current assets:
Property, plant and equipment, net	111,625	114,060
Goodwill	449,357	429,604
Other intangible assets, net	103,501	115,148
Other assets	331,870	324,248
Total assets	$3,856,164	$4,142,378
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$660,720	$823,233
Accrued and other current liabilities	709,878	858,617
Total current liabilities	1,370,598	1,681,850
Non-current liabilities:
Income taxes payable	67,651	59,237
Other non-current liabilities	155,232	139,502
Total liabilities	1,593,481	1,880,589
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at September 30 and March 31, 2021
Additional shares that may be issued out of conditional capitals — 50,000 at September 30 and March 31, 2021
Additional shares that may be issued out of authorized capital — 17,311 at September 30 and March 31, 2021
Additional paid-in capital	99,434	129,519
Shares in treasury, at cost — 5,331 at September 30, 2021 and 4,799 at March 31, 2021	(413,345)	(279,541)
Retained earnings	2,657,465	2,490,578
Accumulated other comprehensive loss	(111,019)	(108,915)
Total shareholders’ equity	2,262,683	2,261,789
Total liabilities and shareholders’ equity	$3,856,164	$4,142,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$326,297	$338,987
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation	43,474	22,601
Amortization of intangible assets	17,468	15,239
Loss on investments	961	2,519
Share-based compensation expense	47,673	44,900
Deferred income taxes	6,808	20,152
Change in fair value of contingent consideration for business acquisition	(2,399)	5,716
Other	1,059	(1,877)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(113,008)	(346,838)
Inventories	(167,588)	(161,120)
Other assets	(48,440)	(31,567)
Accounts payable	(155,482)	399,176
Accrued and other liabilities	(134,671)	90,631
Net cash provided by / (used in) operating activities	(177,848)	398,519
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,232)	(27,774)
Investment in privately held companies	(901)	(3,405)
Acquisition, net of cash acquired	(15,586)	—
Purchases of trading investments	(2,466)	(8,199)
Proceeds from sales of trading investments	2,977	8,839
Net cash used in investing activities	(63,208)	(30,539)
Cash flows from financing activities:
Payment of cash dividends	(159,410)	(146,705)
Purchases of registered shares	(174,380)	(22,454)
Proceeds from exercises of stock options and purchase rights	16,636	26,066
Tax withholdings related to net share settlements of restricted stock units	(54,751)	(25,744)
Net cash used in financing activities	(371,905)	(168,837)
Effect of exchange rate changes on cash and cash equivalents	(70)	2,512
Net increase / (decrease) in cash and cash equivalents	(613,031)	201,655
Cash and cash equivalents, beginning of the period	1,750,327	715,566
Cash and cash equivalents, end of the period	$1,137,296	$917,221
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$10,369	$9,594
Non-cash contingent consideration for acquisition	$9,973	$—
Supplemental cash flow information:
Income taxes paid, net	$166,127	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended September 30, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2020	173,106	$30,148	$54,668	4,689	$(158,463)	$1,762,099	$(120,971)	$1,567,481
Total comprehensive income	—	—	—	—	—	266,914	2,119	269,033
Purchases of registered shares	—	—	—	312	(22,454)	—	—	(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	3,255	(568)	12,819	—	—	16,074
Issuance of shares upon vesting of restricted stock units	—	—	(4,463)	(76)	1,840	—	—	(2,623)
Share-based compensation	—	—	25,157	—	—	—	—	25,157
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963

Six Months Ended September 30, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	338,987	1,808	340,795
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	—	—	(553)	—	(553)
Purchases of registered shares	—	—	—	312	(22,454)	—	—	(22,454)
Sales of shares upon exercise of stock options and purchase rights	—	—	1,365	(1,211)	24,701	—	—	26,066
Issuance of shares upon vesting of restricted stock units	—	—	(43,135)	(954)	17,391	—	—	(25,744)
Share-based compensation	—	—	45,290	—	—	—	—	45,290
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963

Three Months Ended September 30, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
June 30, 2021	173,106	$30,148	$74,948	4,407	$(302,606)	$2,677,419	$(107,418)	$2,372,491
Total comprehensive income	—	—	—	—	—	139,456	(3,601)	135,855
Purchases of registered shares	—	—	—	1,151	(119,508)	—	—	(119,508)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,168	(155)	5,718	—	—	13,886
Issuance of shares upon vesting of restricted stock units	—	—	(7,391)	(72)	3,051	—	—	(4,340)
Share-based compensation	—	—	23,709	—	—	—	—	23,709
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683

Six Months Ended September, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	326,297	(2,104)	324,193
Purchases of registered shares	—	—	—	1,656	(174,380)	—	—	(174,380)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,389	(226)	8,247	—	—	16,636
Issuance of shares upon vesting of restricted stock units	—	—	(87,080)	(898)	32,329	—	—	(54,751)
Share-based compensation	—	—	48,606	—	—	—	—	48,606
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the six months ended September 30, 2021 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus ("COVID-19"). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the three and six months ended September 30, 2021, the COVID-19 pandemic had mixed effects on the Company’s results of operations. While the Company experienced increased sales for the three and six months ended September 30, 2021, compared to the same period of the prior fiscal year, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. In addition, we experienced industry-wide supply chain challenges. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the vaccination rates, the development of effective treatments, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and six months ended September 30, 2021 and September 30, 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$139,456	$266,914	$326,297	$338,987

Shares used in net income per share computation:
Weighted average shares outstanding - basic	168,389	168,645	168,380	168,140
Effect of potentially dilutive equivalent shares	2,954	2,737	3,302	2,626
Weighted average shares outstanding - diluted	171,343	171,382	171,682	170,766

Net income per share:
Basic	$0.83	$1.58	$1.94	$2.02
Diluted	$0.81	$1.56	$1.90	$1.99

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 0.5 million and 0.4 million for the three months ended September 30, 2021 and 2020, respectively, and 0.5 million and 0.4 million for the six months ended September 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of September 30, 2021, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, the 2006 Stock Incentive Plan, as amended and restated, and the 2012 Stock Inducement Equity Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$2,102	$1,772	$3,471	$3,172
Marketing and selling	9,758	10,377	18,288	19,169
Research and development	4,724	3,763	9,785	6,866
General and administrative	7,438	8,873	16,129	15,693
Total share-based compensation expense	24,022	24,785	47,673	44,900
Income tax benefit	(3,285)	(3,958)	(19,879)	(12,069)
Total share-based compensation expense, net of income tax benefit	$20,737	$20,827	$27,794	$32,831

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of September 30, 2021 and 2020, the balance of capitalized share-based compensation included in inventory was $1.3 million and $1.3 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $3.3 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $5.4 million for the six months ended September 30, 2021 and 2020, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended September 30, 2021 was $33.5 million based on an effective income tax rate of 19.3% of pre-tax income, compared to an income tax provision of $56.3 million based on an effective income tax rate of 17.4% of pre-tax income for the three months ended September 30, 2020. The income tax provision for the six months ended September 30, 2021 was $58.4 million based on an effective income tax rate of 15.2% of pre-tax income, compared to an income tax provision of $70.3 million based on an effective income tax rate of 17.2% of pre-tax income for the six months ended September 30, 2020.

The change in the effective income tax rate for the three and six months ended September 30, 2021, compared to the same periods ended September 30, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $0.6 million and $0.5 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended September 30, 2021, compared with $0.8 million and $0.5 million, respectively, in the three-month period ended September 30, 2020. There were discrete tax benefits of $14.3 million and $1.5 million from the recognition of excess tax benefits in the United States and the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2021, compared with $5.8 million and $1.5 million, respectively, in the six-month period ended September 30, 2020.

As of September 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $170.2 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

As of September 30, 2021 and March 31, 2021, the Company had $67.7 million and $59.2 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of September 30, 2021 and March 31, 2021, the Company had $5.5 million and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2022, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $4.9 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of September 30 and March 31, 2021 (in thousands):

	September 30, 2021	March 31, 2021
Accounts receivable, net:
Accounts receivable	$1,034,726	$867,868
Allowance for doubtful accounts	(249)	(1,161)
Allowance for sales returns	(10,857)	(14,438)
Allowance for cooperative marketing arrangements	(64,216)	(43,276)
Allowance for customer incentive programs	(94,413)	(76,200)
Allowance for pricing programs	(136,917)	(120,568)
	$728,074	$612,225
Inventories:
Raw materials	$205,991	$146,886
Finished goods	621,719	514,230
	$827,710	$661,116
Other current assets:
Value-added tax receivables	$79,381	$67,710
Prepaid expenses and other assets	87,350	67,940
	$166,731	$135,650
Property, plant and equipment, net:
Property, plant and equipment at cost	$454,417	$417,520
Accumulated depreciation and amortization	(342,792)	(303,460)
	$111,625	$114,060
Other assets:
Deferred tax assets	$204,655	$210,888
Right-of-use assets	41,234	31,169
Trading investments for deferred compensation plan	28,375	24,809
Investments in privately held companies	42,749	43,402
Other assets	14,857	13,980
	$331,870	$324,248

The following table presents the components of certain balance sheet liability amounts as of September 30 and March 31, 2021 (in thousands):

	September 30, 2021	March 31, 2021
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$208,207	$185,394
Accrued personnel expenses	113,818	173,360
VAT payable	61,441	50,620
Accrued sales return liability	45,064	43,178
Accrued payables - non-inventory	36,736	52,392
Warranty accrual	34,646	33,228
Income taxes payable	11,954	131,408
Operating lease liability	13,754	13,101
Contingent consideration	10,570	6,967
Other current liabilities	173,688	168,969
	$709,878	$858,617
Other non-current liabilities:
Employee benefit plan obligations	$73,534	$72,321
Obligation for deferred compensation plan	28,375	24,809
Operating lease liability	29,940	21,319
Warranty accrual	14,527	15,604
Contingent consideration	3,971	—
Deferred tax liability	1,679	1,679
Other non-current liabilities	3,206	3,770
	$155,232	$139,502

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	September 30, 2021			March 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$402,219	$—	$—	$669,759	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$63	$—	$—	$31	$—	$—
Common stock	1,850	—	—	1,569	—	—
Money market funds	7,661	—	—	6,734	—	—
Mutual funds	18,801	—	—	16,475	—	—
Total of trading investments for deferred compensation plan	$28,375	$—	$—	$24,809	$—	$—

Currency exchange derivative assets included in other current assets	$—	$2,153	$—	$—	$5,452	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$10,032	$—	$—	$6,430
Contingent consideration for business acquisition included in other non-current liabilities	$—	$—	$3,971	$—	$—	$—
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$109	$—	$—	$100	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Beginning of the period	$6,967	$23,284
Fair value of contingent consideration upon acquisition (1)	9,973	—
Change in fair value of contingent consideration	(2,399)	5,716
End of the period (2)	$14,541	$29,000
(1) Fair value of contingent consideration includes the earn-out of the immaterial technology acquisition. See Contingent Consideration for Business Acquisitions section below for details.

(2) As of June 30, 2020, the earn-out period was completed in connection with our acquisition of General Workings, Inc. ("Streamlabs") (discussed below). The earn-out payment of $29.0 million was based on the actual net sales of Streamlabs services during the earn-out period and was no longer subject to fair value measurement and was accordingly transferred out of Level 3. During the third quarter of fiscal year 2021, $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $28.4 million and $24.8 million, as of September 30, 2021 and March 31, 2021, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and six months ended September 30, 2021 and 2020 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisitions

On May 19, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $10.0 million payable in cash only upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt.

On February 17, 2021 (the "Mevo Acquisition Date"), the Company acquired all of the equity interests of Mevo Inc. ("Mevo"). In connection with the acquisition of Mevo, the Company agreed to pay a total earn out payment of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period beginning on December 26, 2020 and ending on December 31, 2021.

The fair value of the earn-out as of the Mevo Acquisition Date was $3.4 million which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The valuation includes significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. Projected sales are based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. The fair value of the contingent consideration decreased to $1.0 million as of September 30, 2021 from $3.4 million as of March 31, 2021.

On January 4, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt.

On October 31, 2019, the Company acquired all of the equity interests of General Workings, Inc. (Streamlabs). In connection with the acquisition of Streamlabs, the Company agreed to pay a total earn-out payment of up to $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. As of June 30, 2020, the earn-out period was completed, and was no longer subject to fair value measurement. During the third quarter of 2021, $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining amount of $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $40.1 million and $40.7 million as of September 30, 2021 and March 31, 2021, respectively. Unrealized gains (losses) related to equity investments for the three and six months ended September 30, 2021 and 2020 were not material and are included in other income, net in the Company's condensed consolidated statements of operations. There was no impairment of these assets during the three and six months ended September 30, 2021 or 2020.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of September 30, 2021 and March 31, 2021. There was no impairment of these assets during the three and six months ended September 30, 2021 or 2020.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. There was no impairment of these assets during the three and six months ended September 30, 2021 or 2020.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021.

The fair value of the Company’s derivative instruments was not material as of September 30, 2021 or March 31, 2021. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2021	2020
Cash flow hedges	$2,132	$(1,059)	$(1,314)	$1,969

	Six Months Ended September 30,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2021	2020
Cash flow hedges	$2,662	$(3,426)	$(1,908)	$1,639

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $154.5 million as of September 30, 2021 and $164.5 million as of March 31, 2021. The Company had $4.5 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of September 30, 2021, which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of September 30, 2021 and March 31, 2021 were $164.6 million and $123.8 million, respectively. Open forward and swap contracts outstanding as of September 30, 2021 and March 31, 2021 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwanese Dollars, and Australian Dollars to be settled at future dates at pre-determined exchange rates. Open forward and swap contracts outstanding as of September 30, 2021 additionally consisted of contracts in Chinese Renminbi and Brazilian Real to be settled at future dates at pre-determined exchange rates, which were primarily attributable to the increase in the notional amounts outstanding as of September 30, 2021 compared to March 31, 2021.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. There have been no events or circumstances during the three months ended September 30, 2021 that have required the Company to perform an interim assessment of goodwill.

The following table summarizes the activities in the Company’s goodwill balance during the six months ended September 30, 2021 (in thousands):

As of March 31, 2021	$429,604
Acquisition	20,721
Effects of foreign currency translation	(968)
As of September 30, 2021	$449,357
On May 19, 2021, the Company made an immaterial technology acquisition for a total cash consideration of $25.6 million, including up to $10.0 million earn-out payable in cash upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023,

which was accounted for using the acquisition method. The Company retained 6% of the total consideration for the purpose of ensuring seller's representations and warranties.

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$46,170	$(28,347)	$17,823	$46,070	$(25,153)	$20,917
Developed technology	140,407	(98,352)	42,055	134,406	(90,450)	43,956
Customer contracts/relationships	91,017	(50,649)	40,368	91,010	(44,261)	46,749
In-process R&D	3,526	—	3,526	3,526	—	3,526
Effects of foreign currency translation	(287)	16	(271)	—	—	—
Total	$280,833	$(177,332)	$103,501	$275,012	$(159,864)	$115,148

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $191.8 million as of September 30, 2021. There are no financial covenants under these lines of credit with which the Company must comply. As of September 30, 2021, the Company had outstanding bank guarantees of $11.9 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of September 30, 2021 or March 31, 2021.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and six months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Beginning of the period	$49,093	$39,450	$48,832	$40,039
Provision	8,095	9,494	16,541	14,883
Settlements	(7,848)	(7,541)	(16,163)	(13,702)
Effects of foreign currency translation	(167)	379	(37)	562
End of the period	$49,173	$41,782	$49,173	$41,782

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2021, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share repurchase program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of September 30, 2021, $661.0 million is still available for repurchase under the 2020 repurchase program.

Dividends
During the three and six months ended September 30, 2021, the Company declared and paid cash dividends of CHF 0.87 (USD equivalent of $0.95) per share, totaling $159.4 million on the Company's outstanding shares. During the three and six months ended September 30, 2020, the Company declared and paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per share, totaling $146.7 million on the Company's outstanding shares.
Any future dividends will be subject to approval of the Company's shareholders.
Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Losses	Total
March 31, 2021	$(89,461)	$(23,200)	$3,746	$(108,915)
Other comprehensive income (loss)	(2,876)	18	754	(2,104)
September 30, 2021	$(92,337)	$(23,182)	$4,500	$(111,019)

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and six months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Pointing Devices	$189,014	$169,121	$371,892	$289,590
Keyboards & Combos	236,272	201,617	454,629	346,977
PC Webcams	94,471	102,469	204,389	163,320
Tablet & Other Accessories	80,801	83,086	160,073	129,134
Gaming (1)	330,777	297,711	666,174	479,614
Video Collaboration	231,653	236,704	466,538	366,778
Mobile Speakers	39,492	43,581	67,976	72,590
Audio & Wearables	98,078	114,275	214,685	185,640
Smart Home	5,649	8,573	11,821	15,383
Other (2)	60	21	148	26
Total Sales	$1,306,267	$1,257,158	$2,618,325	$2,049,052

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three and six months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Americas	$541,515	$542,319	$1,154,081	$898,503
EMEA	399,452	389,578	757,409	600,349
Asia Pacific	365,300	325,261	706,835	550,200
Total sales	$1,306,267	$1,257,158	$2,618,325	$2,049,052

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented 10% or more of the total consolidated sales for each of the periods presented herein. China represented more than 10% of the total consolidated sales for the three and six months ended September 30, 2021. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% and 3% of the Company's total consolidated sales for the three and six months ended September 30, 2021, respectively, and represented 3% and 2% of the Company's total consolidated sales for the three and six months ended September 30, 2020, respectively.

Two customers of the Company each represented 10% or more of the total consolidated sales for each of the periods presented herein.

Property, plant and equipment, net by geographic region were as follows (in thousands):

	September 30, 2021	March 31, 2021
Americas	$19,235	$20,810
EMEA	11,565	8,019
Asia Pacific	80,825	85,231
Total property, plant and equipment, net	$111,625	$114,060

Property, plant and equipment, net in the United States and China were $19.0 million and $69.2 million, respectively, as of September 30, 2021, and $20.5 million and $74.0 million, respectively, as of March 31, 2021. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of September 30, 2021 or March 31, 2021. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $9.1 million and $5.7 million as of September 30, 2021 and March 31, 2021, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among other things, statements regarding our strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position, our business strategy, the impact of investment prioritization decisions, product offerings, sales and marketing initiatives, strategic investments, addressing execution challenges, trends in consumer demand affecting our products and markets, trends in the composition of our customer base, our current or future revenue and revenue mix by product, among our lower- and higher-margin products and by geographic region, our new product introductions, our expectations regarding the potential growth opportunities for our products in mature and emerging markets and the enterprise market, our expectations regarding the duration and overall impact of COVID-19 on our business and results of operations, including as a result of global supply chain challenges, our expectations regarding economic conditions in international markets, including China, Russia and Ukraine, our expectations regarding trends in global economic conditions and consumer demand for PCs and mobile devices, tablets, gaming, video collaboration, audio, pointing devices, wearables, remotes, microphones, streaming and other accessories and computer devices and related software and services, the interoperability of our products with third party platforms, our expectations regarding the convergence of markets for computing devices and consumer electronics, our expectations regarding the growth of cloud-based services, our dependence on new products, our competitive position and the effect of pricing, product, marketing and other initiatives by us and our competitors, the potential that our new products will overlap with our current products, our expectations regarding competition from well-established consumer electronics companies in existing and new markets, potential tariffs, their effects and our ability to mitigate their effects, our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges, the impact of our current and proposed product divestitures, changes in our planned divestitures, restructuring of our organizational structure and the timing thereof, our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls, personnel and management teams, significant fluctuations in currency exchange rates and commodity prices, the impact of new product introductions and product innovation on future performance or anticipated costs and expenses and the timing thereof, cash flows, the sufficiency of our cash and cash equivalents, cash generated and available borrowings (including the availability of our uncommitted lines of credit) to fund future cash requirements, our expectations regarding future sales compared to actual sales, our expectations regarding share repurchases, dividend payments and share cancellations, our expectations regarding our future working capital requirements and our anticipated capital expenditures needed to support our product development and expanded operations, our expectations regarding our future tax benefits, tax settlements, the adequacy of our provisions for uncertain tax positions, our expectations regarding our potential indemnification obligations, and the outcome of pending or future legal proceedings and tax audits, our expectations regarding the impact of new accounting pronouncements on our operating results, and our ability to achieve and sustain renewed growth, profitability and future success. Forward-looking statements also include, among others, those statements including the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,”, "seek", “should,” “will,” and similar language. These forward-looking statements involve risks and uncertainties that could cause our actual performance to differ materially from that anticipated in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have from time to time issued orders that require the closure of or restrictions on non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has curtailed global economic activity, caused volatility and disruption in global financial and commercial markets, and is likely to continue to cause uncertainty for an indeterminate amount of time. While some of our offices have reopened or will be reopening in the near future, we are conducting our business with substantial modifications, such as employee remote work in many non-manufacturing facilities and travel limitations, among other changes. We are continuing to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders.
In fiscal year 2021, we experienced disruptions to our supply chain and logistics, inventory constraints, and increased logistics costs, as we attempted to address the effects of COVID-19. At the same time, due to the shelter-at-home requirements or other restrictions in many countries, there was an acceleration of work-from-anywhere, study-from-anywhere, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that led to increased sales and operating income. While we continued to experience increased sales in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. If the demand volatility results in a decrease in sales in future periods, it could lead to higher promotions and marketing expenses, or excess inventories, or both, which will have an adverse impact on our results of operations.
In addition, the continued COVID-19 pandemic has resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources, and depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. While we proactively manage our supply chain, we expect to continue to be impacted by higher logistics and component costs, prolonged delays, and challenges with component availability. We believe that our long-term supplier relationships, as well as our hybrid model that includes in-house manufacturing in Suzhou, China, will help to mitigate the effects of these supply chain challenges.
It is difficult to predict the progression, the duration and all of the effects of COVID-19, how business restrictions and shelter-at-home guidelines may evolve on a global basis, how consumer demand, supply chain challenges, including inventory and logistical effects and costs, may change over time, and the impact on our future sales and results of operations. The full extent of the impact of COVID-19 on our business and our operational and financial performance is currently uncertain and will depend on many factors outside our control. For additional information, see "Liquidity and Capital Resources" below and Item 1A "Risk Factors," including under the caption "The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition," "If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales” and “We purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.”

Summary of Financial Results

Our total sales for the three and six months ended September 30, 2021 increased 4% and 28%, respectively, compared to the three and six months ended September 30, 2020. Our condensed consolidated statements of operations for the three and six months ended September 30, 2021 include the results of operations for our first quarter acquisition from its date of acquisition.

Sales for the three months ended September 30, 2021 increased 3%, and 12% in the EMEA and Asia Pacific regions, respectively, compared to the same period of the prior fiscal year. Our sales for the Americas region were flat compared to the same period of the prior fiscal year. Sales for the six months ended September 30, 2021 increased 28%, 26%, and 28% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Gross margin for the three months ended September 30, 2021 decreased by 380 basis points to 41.5% from 45.3% for the three months ended September 30, 2020. Gross margin for the six months ended September 30, 2021 decreased by 30 basis points to 42.4% from 42.7% for the six months ended September 30, 2020.

Operating expenses for the three months ended September 30, 2021 were $362.8 million, or 27.8% of sales, compared to $248.2 million, or 19.7% of sales, in the same period of the prior fiscal year. Operating expenses for the six months ended September 30, 2021 were $728.6 million, or 27.8% of sales, compared to $470.5 million, or 23.0% of sales, in the same period of the prior fiscal year.

Net income for the three and six months ended September 30, 2021 was $139.5 million and $326.3 million, respectively, compared to $266.9 million and $339.0 million for the three and six months ended September 30, 2020, respectively.

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
Swiss Federal Tax Reform
As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, the canton of Vaud in Switzerland enacted the Tax Reform and AHV Financing ("TRAF") on March 10, 2020 that took effect as of January 1, 2020. Our cash tax payments have increased in Switzerland beginning in fiscal year 2020 as a result of our transition out of our longstanding tax ruling from the canton of Vaud.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make assumptions, judgments, and estimates, that affect reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended September 30, 2021 compared with the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended September 30, 2021, approximately 50% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three and six months ended September 30, 2021 increased 4% and 28%, respectively, compared to the same periods of the prior fiscal year, driven primarily by stronger sales in the Asia Pacific region. For the three months ended period, strong growth in Keyboards & Combos, Gaming and Pointing Devices was partially offset by a decline in sales for Audio & Wearables, PC Webcams, Mobile Speakers, Smart Home, and Tablet and Other Accessories. For the six months ended September 30, 2021, strong sales growth in Gaming, Keyboards & Combos, Video Collaboration, Pointing Devices, PC Webcams, Tablet and Other Accessories, and Audio & Wearables was partially offset by a decline in sales of Mobile Speakers and Smart Home. If currency exchange rates had been constant in the three and six months ended September 30, 2021 and 2020, our constant dollar sales growth rate would have been 2% and 24%, respectively.

Sales by Region

The following table presents the change in sales by region for the three and six months ended September 30, 2021, compared with the three and six months ended September 30, 2020:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Americas	—%	28%	(1)%	27%
EMEA	3%	26%	—%	21%
Asia Pacific	12%	28%	9%	24%

Americas:

The sales in the Americas region were flat for the three-months ended period presented above. The increase in sales for the six-months ended period was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Mobile Speakers and Smart Home.

EMEA:

The increase in sales in our EMEA region for the three-months ended period was primarily driven by growth in sales of Keyboards & Combos, Tablets and Other Accessories, Gaming, and Pointing Devices, partially offset by a decline in sales of the other product categories. The increase in sales for the six-months ended period was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in Smart Home and Video Collaboration.

Asia Pacific:

The increase in sales in our Asia Pacific region for both the three and six-month periods was driven by growth in sales of Gaming, Pointing Devices, Keyboards & Combos, Video Collaboration, and Mobile Speakers, partially offset by a decline in sales of Tablet and Other Accessories, PC Webcams, and Smart Home. In addition, sales of Audio & Wearables contributed to growth in the six-month period, but declined in the three-month period.

Sales by Product Categories

Sales by product categories for the three and six months ended September 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Pointing Devices	$189,014	$169,121	12%	$371,892	$289,590	28%
Keyboards & Combos	236,272	201,617	17	454,629	346,977	31
PC Webcams	94,471	102,469	(8)	204,389	163,320	25
Tablet & Other Accessories	80,801	83,086	(3)	160,073	129,134	24
Gaming (1)	330,777	297,711	11	666,174	479,614	39
Video Collaboration	231,653	236,704	(2)	466,538	366,778	27
Mobile Speakers	39,492	43,581	(9)	67,976	72,590	(6)
Audio & Wearables	98,078	114,275	(14)	214,685	185,640	16
Smart Home	5,649	8,573	(34)	11,821	15,383	(23)
Other (2)	60	21	186	148	26	469
Total Sales	$1,306,267	$1,257,158	4%	$2,618,325	$2,049,052	28%

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Sales of Pointing Devices increased 12% and 28% in the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by the increase in sales for cordless and corded mice and presentation tools. Trackball mice also contributed to the increase in sales for the six-month period.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos increased 17% and 31% in the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales of our keyboard/mice combos as well as our cordless and corded PC keyboards.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams decreased 8% for the three months ended and increased 25% for the six months ended September 30, 2021, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month period was primarily driven by a decline in sales of our Streamcam and HD Webcam C615, partially offset by an increase in sales of our HD Webcam C505 and Mevo Start wireless camera.

The increase for the six-month period was driven by sales of our HD Pro Webcam C920, 1080P PRO Stream Webcam, Mevo Start wireless camera, and BRIO 4K Stream Edition, partially offset by a decrease in sales of our HD Webcam C615.

Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 3% for three months ended and increased 24% for the six months ended September 30, 2021, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of our Rugged Folio and Slim Folio products, partially offset by an increase in sales of our Combo Touch for iPad Pro 12.9-inch, introduced in the second quarter of fiscal year 2022, Combo Touch for iPad Pro 11-inch and Combo Touch for iPad Air, introduced in the first quarter of fiscal year 2022, Folio Touch for iPad Air (4th generation) and POWERED (a wireless 3-in-1 charging dock for Apple products). The increase in sales for the six-month period was primarily driven by the same product sub-categories, partially offset by a decrease in sales of our Rugged Folio.

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming increased 11% and 39% for the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by strong performance in nearly all of our Gaming sub-categories, including our gaming mice, PC gaming headsets, gaming steering wheels, gaming keyboards, and Streamlabs services, partially offset by a decline in the sales of our console gaming controllers and gaming speakers. The increase in sales for the three-month period was further offset by a decline in sales of our console gaming headsets.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products decreased 2% for three months ended and increased 27% for the six months ended September 30, 2021, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of our Meetup video conference camera, BRIO 4K PRO Webcam, and Webcam C930e, partially offset by an increase in sales of Rally Bar, introduced in the fourth quarter of fiscal year 2021, Rallybar Mini, introduced in the second quarter of fiscal year 2022, and C920e Webcam. The increase in sales for the six-month period was primarily driven by an increase in sales of Rally Bar, Webcam C925E, C920e Webcam, GROUP video conferencing solution for mid to large-sized meeting rooms, and Tap, offset by a decline in sales of our Meetup conference camera and Webcam C930e.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 9% and 6% for the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of our UE WONDERBOOM, partially offset by an increase in sales of our HYPERBOOM speakers. The decrease for the six-month period was driven by a decrease in MEGABOOM3, UE WONDERBOOM, and BOOM2, partially offset by BOOM 3, and HYPERBOOM.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Sales of Audio & Wearables decreased 14% for three months ended and increased 16% for the six months ended September 30, 2021, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of our Blue Microphone products and corded/cordless headsets, offset by an increase in sales of our UE Custom headsets. The increase in sales for the six-month period was primarily driven by an increase in sales of our corded headsets, Blue Microphone products, and UE Custom headsets.

Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Sales of Smart Home decreased 34% and 23% for the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily due to a decline in sales of most of our Harmony remotes and our home video products, partially offset by increases in sales of our Circle View Doorbell, introduced in the third quarter of fiscal year 2021.

Gross Profit

Gross profit for the three and six months ended September 30, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$1,306,267	$1,257,158	4%	$2,618,325	$2,049,052	28%
Gross profit	$542,163	$569,723	(5)	$1,111,089	$875,456	27
Gross margin	41.5%	45.3%		42.4%	42.7%

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

Gross margin decreased by 380 and 30 basis points for the three and six months ended September 30, 2021, respectively, compared to the same periods of the prior fiscal year. Our gross margin for both periods declined due to increased promotional spending, higher reserves for excess inventories, and increased logistics costs, partially offset by favorable currency exchange rates and favorable product mix.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2021		2020	2021		2020
Marketing and selling	$256,627		$158,797	$508,941		$292,035
% of sales	19.6%		12.6%	19.4%		14.3%
Research and development	68,661		53,379	137,907		103,104
% of sales	5.3%		4.2%	5.3%		5.0%
General and administrative	33,271		31,664	73,813		60,735
% of sales	2.5%		2.5%	2.8%		3.0%
Amortization of intangible assets and acquisition-related costs	5,107		4,331	10,324		8,940
% of sales	0.4%		0.3%	0.4%		0.4%
Change in fair value of contingent consideration for business acquisition	(925)		—	(2,399)		5,716
% of sales	(0.1)%		—%	(0.1)%		0.3%
Restructuring charges (credits), net	11		(1)	11		(54)
% of sales	—%	(1)	—%	—%	(1)	—%
Total operating expenses	$362,752		$248,170	$728,597		$470,476
% of sales	27.8%		19.7%	27.8%		23.0%

(1) Absolute value for % of sales is less than 0.1%.

The increase in total operating expenses during the three and six months ended September 30, 2021, compared to the same periods of the prior fiscal year, were mainly due to increases in marketing and selling expenses, research and development expenses, and general and administrative expenses, partially offset by the change in fair value of contingent consideration for business acquisition.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and six months ended September 30, 2021, marketing and selling expenses increased $97.8 million and $216.9 million, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by higher advertising and marketing expenses, including third-party costs and increased headcount, to support our investment in brand awareness and consideration.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three and six months ended September 30, 2021, research and development expenses increased $15.3 million and $34.8 million, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs due to increased headcount and higher third-party costs to support innovations in both hardware and software.

General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and six months ended September 30, 2021, general and administrative expenses increased $1.6 million and $13.1 million, respectively, compared to the same periods of the prior fiscal year. The increase for both periods were primarily driven by higher personnel-related costs due to investment in additional headcount in Information Technology ("IT") and other functions to support business growth.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three and six months ended September 30, 2021, amortization of intangible assets and acquisition-related costs increased $0.8 million and $1.4 million, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by the intangible assets acquired through acquisitions completed in the fourth quarter of fiscal year 2021.

Other Income, Net

Other income, net for the three and six months ended September 30, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Investment income (loss) related to a deferred compensation plan	$(73)	$1,779	$1,095	$3,335
Currency exchange gain (loss), net	(4,979)	1,669	738	1,726
Gain (loss) on investments	(2,032)	(2,693)	(961)	(2,519)
Other	381	394	860	636
Total	$(6,703)	$1,149	$1,732	$3,178

Investment income (loss) represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended September 30, 2021 was primarily due to the weakening of the Brazilian Real against the U.S. Dollar.

Gain (loss) on investments represents the unrealized gain (loss) from the fair value change on the available-for-sale securities and equity-method investments during the periods presented.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and six months ended September 30, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$33,453	$56,301	$58,444	$70,304
Effective income tax rate	19.3%	17.4%	15.2%	17.2%

The change in the effective income tax rate for the three and six months ended September 30, 2021, compared to the same periods ended September 30, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $0.6 million and $0.5 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended September 30, 2021, compared with $0.8 million and $0.5 million, respectively, in the three-month period ended September 30, 2020. There were discrete tax benefits of $14.3 million and $1.5 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the six-month period ended September 30, 2021, compared with $5.8 million and $1.5 million, respectively, in the six-month period ended September 30, 2020.

As of September 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $170.2 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $1,137.3 million, compared to $1,750.3 million as of March 31, 2021. As of September 30, 2021, 54% of the cash and cash equivalents were held in Switzerland, 18% were held in Germany, and 16% were held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has already been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the six months ended September 30, 2021, primarily resulted from an increase in net cash used in operating activities, despite positive net income, and an increase in net cash used in financing activities. The increase in net cash used in operating activities was mainly due to the timing of an annual income tax payment for fiscal year 2021, increased inventory to support future demand and lower inventory turnover partially due to industry wide logistic delays, a decline in accounts payable due to timing of purchases and related payments, the annual bonus payment for fiscal year 2021, and timing of sales within the quarter. The increase in net cash used in financing activities was driven by higher shares repurchased under our share repurchase program and higher dividend paid in the second quarter of fiscal year 2022 compared to the same period of the prior fiscal year.
As of September 30, 2021, our working capital was $1,489.2 million, compared to $1,477.5 million as of March 31, 2021. The increase was primarily driven by higher inventories, higher accounts receivable, net, higher other current assets, lower accounts payable, and lower accrued and other current liabilities, partially offset by lower cash and cash equivalents. Our working capital increased by $536.6 million compared to $952.6 million as of September 30, 2020, which was primarily driven by higher cash and cash equivalents, higher inventories and higher other current assets, partially offset by higher accrued and other current liabilities and lower accounts receivable, net.

We had several uncommitted, unsecured bank lines of credit aggregating $191.8 million as of September 30, 2021. There are no financial covenants under these lines of credit with which we must comply. As of September 30, 2021, we had outstanding bank guarantees of $11.9 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash provided by / (used in) operating activities	$(177,848)	$398,519
Net cash used in investing activities	(63,208)	(30,539)
Net cash used in financing activities	(371,905)	(168,837)
Effect of exchange rate changes on cash and cash equivalents	(70)	2,512
Net increase / (decrease) in cash and cash equivalents	$(613,031)	$201,655

The following table presents selected financial information and statistics as of and for the three months ended September 30, 2021 and 2020 (Dollars in thousands):

	As of September 30,
	2021	2020
Accounts receivable, net	$728,074	$750,749
Accounts payable	$660,720	$662,873
Inventories	$827,710	$394,708

	Three Months Ended September 30,
	2021	2020
Days sales in accounts receivable (“DSO”) (Days) (1)	50	54
Days accounts payable outstanding (“DPO”) (Days) (2)	78	87
Inventory turnover (“ITO”) (x)(3)	3.7	7.0

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

DSO for the three months ended September 30, 2021 decreased by 4 days to 50 days, compared to 54 days for the same period of the prior fiscal year, primarily due to timing of sales within the quarter and a continued focus on collections efficiency.

DPO for the three months ended September 30, 2021 decreased by 9 days, compared to 87 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended September 30, 2021 decreased by 3.3, compared to 7.0 for the same period of the prior fiscal year, primarily due to higher ending inventory resulting from the rebuilding of inventory levels to meet future demand, compared to previously constrained supply from COVID-19 impacts, and industry wide logistic delays.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the six months ended September 30, 2021, net cash used in operating activities was $177.8 million. The increase in accounts receivable, net was primarily driven by timing of sales. The increase in inventories was primarily driven by an increase in inventory purchases during the first half of fiscal year 2022 in anticipation of future demand. The decrease in accounts payable was primarily driven by the timing of purchases and related payments.

The decrease in accrued liabilities was primarily driven by payment of the fiscal year 2021 annual bonus and an annual payment for fiscal year 2021 income taxes.

Net cash used in investing activities was $63.2 million, primarily due to $47.2 million of purchases of property, plant and equipment, and $15.6 million of the purchase price (net of cash acquired) for business acquisition.

Net cash used in financing activities was $371.9 million, primarily due to $174.4 million used for repurchases of our registered shares, $159.4 million payment of annual cash dividend, and $54.8 million for tax withholdings related to net share settlements of restricted stock units, partially offset by $16.6 million in proceeds received from exercises of stock options and purchase rights.

During the six months ended September 30, 2021, there was a $0.1 million loss from currency exchange rate effect on cash and cash equivalents, compared to a gain of $2.5 million during the same period of the prior fiscal year. The loss from the effect of currency rate changes was immaterial during the six months ended September 30, 2021. The gain from the effect of currency rate changes during the six months ended September 30, 2020 was primarily due to the strengthening of the Australian Dollar, Chinese Renminbi, and Japanese Yen against the U.S. Dollar by 15%, 4%, and 3%, respectively, during the period.

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
In fiscal year 2022, we paid a cash dividend of CHF 147.0 million (U.S. Dollar amount of $159.4 million) out of fiscal year 2021 retained earnings. In fiscal year 2021, we paid a cash dividend of CHF 134.0 million (U.S. Dollar amount of $146.7 million) out of fiscal year 2020 retained earnings.
In May 2020, our Board of Directors approved a new share repurchase program, which authorizes us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. Although we enter into trading plans for systematic repurchases (e.g., 10b5-1 trading plans) from time to time, our share repurchase program provides us with the opportunity to make opportunistic repurchases during periods of favorable market conditions and is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Opportunistic purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of September 30, 2021, $661.0 million is still available for repurchase under the 2020 repurchase program.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. During the six months ended September 30, 2021, our operating lease obligations increased $9.3 million, which primarily was related to renewals of existing office spaces. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021. The remaining terms of our non-cancelable operating leases expire in various years through 2031.

Purchase Commitments

As of September 30, 2021, we had non-cancelable purchase commitments of $812.8 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of September 30, 2021, the liability for these purchase commitments was $22.2 million and is recorded in accrued and other current liabilities.

We have firm purchase commitments of $23.5 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2021, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended September 30, 2021.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended September 30, 2021, approximately 50% of our sales were in non-U.S. denominated currencies, with 23% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $25.5 million and $37.8 million as of September 30, 2021 and March 31, 2021, respectively. The adverse effect as of September 30, 2021 and March 31, 2021 is after consideration of the offsetting effect of approximately $16.4 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of September 30, 2021 and March 31, 2021, the amount recorded in accumulated other comprehensive income ("AOCI") related to our foreign exchange contracts before tax effect would have been approximately $15.4 million and $16.5 million lower, respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.

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

•The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

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

The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could adversely affect our business, results of operations and financial condition.

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended September 30, 2021, approximately 50% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

We are incorporated in the canton of Vaud in Switzerland, and our effective income tax rate benefited from a longstanding ruling from the canton of Vaud through December 31, 2019. As a result of the Federal Act on TRAF, the canton of Vaud enacted tax reforms on March 10, 2020 that took effect as of January 1, 2020. As a result of the reform, Logitech will incur cash income taxes that will increase over time as the deferred income tax benefit established in connection with the reform diminishes. The canton’s tax authority is primarily delegated by the Swiss federal government and its implementation of TRAF in general or with respect to Logitech is subject to Swiss federal review and challenge. Implementation of any material change in tax laws or policies or the adoption of new interpretations of existing tax laws and rulings, or termination or replacement of our tax arrangements with the canton of Vaud, by Switzerland or the canton of Vaud could result in a higher effective income tax rate, or a decreased tax asset, a charge to earnings and an accelerated pace of increase in our effective income tax rate, or a combination of such impacts, on our worldwide earnings and any such change will adversely affect our net income. Changes in our effective income tax rate may also make it more difficult to compare our net income and earnings per share between periods.

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

The collection, storage, transmission, use and distribution of user data could give rise to liabilities and additional costs of operation as a result of laws, governmental regulation and risks of data breaches and security incidents.

In connection with our operations, we collect personal data, including that of our consumers. This information is increasingly subject to legislation, regulations and enforcement in numerous jurisdictions around the world.

For example, the General Data Protection Regulation ("GDPR"), which is applicable to us and to all companies processing data of people in the European Union, imposes significant fines and sanctions for violation of the Regulation. Compliance with the GDPR's international transfer rules has been made more difficult by the invalidation of the U.S. European Union Privacy Shield and we are now required to put in place additional privacy protective measures for transfer of data of people in the European Union to certain countries outside of the European Economic Area. In the United States, California and Virginia have already adopted privacy laws and other legislations may follow, at states and federal levels. Such laws and regulations are typically intended to protect the privacy and security of personal information and its collection, storage, transmission, use and distribution in or from the governing jurisdiction. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face requirements that pose compliance challenges in existing markets as well as new international markets that we seek to enter. The collection of user data heightens the risk of security breaches and other data security issues related to our IT systems and the systems of third-party data storage and other service and IT providers. Such laws and regulations, and the variation between jurisdictions, as well as additional security measures and risk, could subject us to increased costs, allocation of additional resources, financial penalties or other liabilities or negative publicity that could adversely affect our business.

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

•From time to time, we engage in opportunistic marketing and sales activities, including advertising and promotional events to enhance our brand awareness. The effectiveness of our marketing and sales efforts is uncertain and it is difficult to predict whether our marketing and sales efforts will result in increased sales.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended September 30, 2021		CHF (LOGN)	USD (LOGI)
Month 1
July 3, 2021 to July 30, 2021	180	101.70	$—	$760,385
Month 2
July 31, 2021 to August 27, 2021
SIX	253	97.70		733,376
Nasdaq	240		107.79	707,519
Month 3
August 28, 2021 to October 1, 2021
SIX	415	89.29		661,023
Nasdaq	63		101.81
	1,151	95.29	$103.70	$661,023
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

LOGITECH INTERNATIONAL S.A.

October 28, 2021	/s/ Bracken Darrell
Date	Bracken Darrell
President and Chief Executive Officer

October 28, 2021	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer