Form 10-Q
period 2021-12-31
LOGITECH INTERNATIONAL S.A.
filed 2022-01-27
CIK 1032975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 12, 2022, there were 166,227,861 shares of the Registrant’s share capital outstanding.

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

Our fiscal year ends on March 31. Interim quarters are generally thirteen-week periods, each ending on a Friday of each quarter. The third quarter of fiscal year 2022 ended on December 31, 2021. The same quarter in the prior fiscal year ended on December 25, 2020. For purposes of presentation, we have indicated our quarterly periods end on the last day of the calendar quarter.
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

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$1,632,782	$1,667,302	$4,251,107	$3,716,354
Cost of goods sold	971,646	914,851	2,470,980	2,082,088
Amortization of intangible assets	3,126	3,441	11,028	9,800
Gross profit	658,010	749,010	1,769,099	1,624,466

Operating expenses:
Marketing and selling	269,941	204,485	778,882	496,520
Research and development	75,529	53,910	213,436	157,014
General and administrative	38,478	37,606	112,291	98,341
Amortization of intangible assets and acquisition-related costs	3,662	4,946	13,986	13,886
Impairment of intangible assets	7,000	—	7,000	—
Change in fair value of contingent consideration for business acquisition	(1,110)	—	(3,509)	5,716
Restructuring charges (credits), net	1,759	—	1,770	(54)
Total operating expenses	395,259	300,947	1,123,856	771,423

Operating income	262,751	448,063	645,243	853,043
Interest income	278	311	795	1,444
Other income (expense), net	(3,673)	6,483	(1,941)	9,661
Income before income taxes	259,356	454,857	644,097	864,148
Provision for income taxes	49,345	72,334	107,789	142,638
Net income	$210,011	$382,523	$536,308	$721,510

Net income per share:
Basic	$1.26	$2.26	$3.19	$4.28
Diluted	$1.24	$2.22	$3.14	$4.21

Weighted average shares used to compute net income per share:
Basic	167,090	169,050	167,953	168,448
Diluted	169,707	172,587	171,027	171,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$210,011	$382,523	$536,308	$721,510
Other comprehensive income (loss):
Currency translation gain (loss), net of taxes	(5,806)	19,500	(9,733)	23,944
Reclassification of cumulative translation adjustment to other income (expense), net	—	—	1,051	(1,738)
Defined benefit plans:
Net gain (loss) and prior service costs, net of taxes	(443)	(863)	(848)	(319)
Amortization included in other income (expense), net	211	178	634	523
Hedging gain (loss):
Deferred hedging gain (loss), net of taxes	1,061	(6,326)	3,723	(9,752)
Reclassification of net hedging impact into cost of goods sold	(3,200)	3,446	(5,108)	5,085
Total other comprehensive income (loss)	(8,177)	15,935	(10,281)	17,743
Total comprehensive income	$201,834	$398,458	$526,027	$739,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,364,411	$1,750,327
Accounts receivable, net	845,836	612,225
Inventories	834,534	661,116
Other current assets	145,001	135,650
Total current assets	3,189,782	3,159,318
Non-current assets:
Property, plant and equipment, net	109,601	114,060
Goodwill	448,731	429,604
Other intangible assets, net	89,878	115,148
Other assets	323,605	324,248
Total assets	$4,161,597	$4,142,378
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$738,992	$823,233
Accrued and other current liabilities	813,684	858,617
Total current liabilities	1,552,676	1,681,850
Non-current liabilities:
Income taxes payable	85,610	59,237
Other non-current liabilities	155,369	139,502
Total liabilities	1,793,655	1,880,589
Commitments and contingencies (Note 10)
Shareholders’ equity:
Registered shares, CHF 0.25 par value:	30,148	30,148
Issued shares — 173,106 at December 31 and March 31, 2021
Additional shares that may be issued out of conditional capitals — 50,000 at December 31 and March 31, 2021
Additional shares that may be issued out of authorized capital — 17,311 at December 31 and March 31, 2021
Additional paid-in capital	115,994	129,519
Shares in treasury, at cost — 6,639 at December 31, 2021 and 4,799 at March 31, 2021	(526,480)	(279,541)
Retained earnings	2,867,476	2,490,578
Accumulated other comprehensive loss	(119,196)	(108,915)
Total shareholders’ equity	2,367,942	2,261,789
Total liabilities and shareholders’ equity	$4,161,597	$4,142,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$536,308	$721,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,387	36,010
Amortization of intangible assets	24,223	23,627
Impairment of intangible assets	7,000	—
Loss on investments	1,421	4,692
Share-based compensation expense	72,465	64,714
Deferred income taxes	27,369	37,683
Change in fair value of contingent consideration for business acquisition	(3,509)	5,716
Other	1,068	(1,670)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(236,358)	(476,804)
Inventories	(177,828)	(239,378)
Other assets	(20,569)	(53,281)
Accounts payable	(80,637)	541,024
Accrued and other liabilities	(17,612)	264,576
Net cash provided by operating activities	198,728	928,419
Cash flows from investing activities:
Purchases of property, plant and equipment	(63,726)	(46,163)
Investment in privately held companies	(1,260)	(3,525)
Acquisitions, net of cash acquired	(15,886)	(360)
Proceeds from return of strategic investments	—	2,934
Purchases of short-term investments	(10,000)	—
Proceeds from the sale of short-term investments	1,225	—
Purchases of trading investments	(3,644)	(10,672)
Proceeds from sales of trading investments	4,285	11,332
Net cash used in investing activities	(89,006)	(46,454)
Cash flows from financing activities:
Payment of cash dividends	(159,410)	(146,705)
Payment of contingent consideration for business acquisition	(880)	—
Purchases of registered shares	(290,625)	(72,725)
Proceeds from exercises of stock options and purchase rights	16,644	29,709
Tax withholdings related to net share settlements of restricted stock units	(58,528)	(29,475)
Net cash used in financing activities	(492,799)	(219,196)
Effect of exchange rate changes on cash and cash equivalents	(2,839)	10,408
Net increase / (decrease) in cash and cash equivalents	(385,916)	673,177
Cash and cash equivalents, beginning of the period	1,750,327	715,566
Cash and cash equivalents, end of the period	$1,364,411	$1,388,743
Supplementary Cash Flow Disclosures:
Non-cash investing and financing activities:
Property, plant and equipment purchased during the period and included in period end liability accounts	$13,707	$14,663
Non-cash contingent consideration for acquisition	$—	$28,463
Fair value of contingent consideration in accrued and other liabilities	$9,013	$—
Supplemental cash flow information:
Income taxes paid, net	$175,775	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOGITECH INTERNATIONAL S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)
Three Months Ended December 31, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2020	173,106	$30,148	$78,617	4,357	$(166,258)	$1,882,308	$(118,852)	$1,705,963
Total comprehensive income	—	—	—	—	—	382,523	15,935	398,458
Purchases of registered shares	—	—	—	603	(50,271)	—	—	(50,271)
Sales of shares upon exercise of stock options and purchase rights	—	—	(2,733)	(250)	6,376	—	—	3,643
Issuance of shares upon vesting of restricted stock units	—	—	(5,833)	(77)	2,102	—	—	(3,731)
Issuance of shares for contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	19,242	—	—	—	—	19,242
December 31, 2020	173,106	$30,148	$108,140	4,243	$(198,435)	$2,264,831	$(102,917)	$2,101,767

Nine Months Ended December 31, 2020

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2020	173,106	$30,148	$75,097	6,210	$(185,896)	$1,690,579	$(120,660)	$1,489,268
Total comprehensive income	—	—	—	—	—	721,510	17,743	739,253
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	(553)	—	(553)
Purchases of registered shares	—	—	—	915	(72,725)	—	—	(72,725)
Sales of shares upon exercise of stock options and purchase rights	—	—	(1,368)	(1,461)	31,077	—	—	29,709
Issuance of shares upon vesting of restricted stock units	—	—	(48,968)	(1,031)	19,493	—	—	(29,475)
Issuance of shares for contingent consideration	—	—	18,847	(390)	9,616	—	—	28,463
Share-based compensation	—	—	64,532	—	—	—	—	64,532
Cash dividends ($0.87 per share)	—	—	—	—	—	(146,705)	—	(146,705)
December 31, 2020	173,106	$30,148	$108,140	4,243	$(198,435)	$2,264,831	$(102,917)	$2,101,767

Three Months Ended December 31, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
September 30, 2021	173,106	$30,148	$99,434	5,331	$(413,345)	$2,657,465	$(111,019)	$2,262,683
Total comprehensive income	—	—	—	—	—	210,011	(8,177)	201,834
Purchases of registered shares	—	—	—	1,379	(116,245)	—	—	(116,245)
Sales of shares upon exercise of stock options and purchase rights	—	—	8	—	—	—	—	8
Issuance of shares upon vesting of restricted stock units	—	—	(6,887)	(71)	3,110	—	—	(3,777)
Share-based compensation	—	—	23,439	—	—	—	—	23,439
Cash dividends ($0.95 per share)	—	—	—	—	—	—	—	—
December 31, 2021	173,106	$30,148	$115,994	6,639	$(526,480)	$2,867,476	$(119,196)	$2,367,942

Nine Months Ended December 31, 2021

			Additional Paid-in Capital				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Registered Shares			Treasury Shares		Retained Earnings
	Shares	Amount		Shares	Amount
March 31, 2021	173,106	$30,148	$129,519	4,799	$(279,541)	$2,490,578	$(108,915)	$2,261,789
Total comprehensive income	—	—	—	—	—	536,308	(10,281)	526,027
Purchases of registered shares	—	—	—	3,035	(290,625)	—	—	(290,625)
Sales of shares upon exercise of stock options and purchase rights	—	—	8,397	(226)	8,247	—	—	16,644
Issuance of shares upon vesting of restricted stock units	—	—	(93,967)	(969)	35,439	—	—	(58,528)
Share-based compensation	—	—	72,045	—	—	—	—	72,045
Cash dividends ($0.95 per share)	—	—	—	—	—	(159,410)	—	(159,410)
December 31, 2021	173,106	$30,148	$115,994	6,639	$(526,480)	$2,867,476	$(119,196)	$2,367,942

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

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary and in all material aspects, for a fair statement of the results of operations, comprehensive income, financial position, cash flows and changes in shareholders' equity for the periods presented. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, or any future periods.

Changes in Significant Accounting Policies

Other than the recent accounting pronouncements adopted and discussed below under Recent Accounting Pronouncements Adopted, there have been no material changes in the Company’s significant accounting policies during the nine months ended December 31, 2021 compared with the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Risks and Uncertainties
We are subject to risks and uncertainties as a result of the novel coronavirus ("COVID-19"). Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be. During the three and nine months ended December 31, 2021, the COVID-19 pandemic had mixed effects on the Company’s results of operations. While the Company experienced increased sales for the nine months ended December 31, 2021, compared to the same period of the prior fiscal year, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. In addition, we experienced industry-wide supply chain challenges. The ongoing and full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition, including the sustainability of its effect on trends positive to the Company, is uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations and variants, the vaccination rates, the development of effective treatments, the imposition of effective public safety and other protective measures and the public's response to such measures, the impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic or global economic slowdown not improve or worsen, or if the Company's attempt to mitigate its impact on its operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.
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

Recent Accounting Pronouncements to Be Adopted
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-08). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its consolidated financial statements and plans to adopt the standard effective April 1, 2023.

Note 2 — Net Income Per Share

The following table summarizes the computations of basic and diluted net income per share for the three and nine months ended December 31, 2021 and December 31, 2020 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$210,011	$382,523	$536,308	$721,510

Shares used in net income per share computation:
Weighted average shares outstanding - basic	167,090	169,050	167,953	168,448
Effect of potentially dilutive equivalent shares	2,617	3,537	3,074	2,930
Weighted average shares outstanding - diluted	169,707	172,587	171,027	171,378

Net income per share:
Basic	$1.26	$2.26	$3.19	$4.28
Diluted	$1.24	$2.22	$3.14	$4.21

Share equivalents attributable to outstanding stock options, restricted stock units ("RSUs") and employee share purchase plans ("ESPP") totaling 0.8 million and 0.3 million for the three months ended December 31, 2021 and 2020, respectively, and 0.9 million and 0.4 million for the nine months ended December 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per share because the combined exercise price and average unamortized grant date fair value upon exercise of these options and ESPP rights or vesting of RSUs were greater than the average market price of the Company's shares during the periods presented herein, and therefore their inclusion would have been anti-dilutive. A small number of performance-based awards were not included in the calculation because all necessary conditions had not been satisfied by the end of the respective period, and those shares were not issuable if the end of the reporting period were the end of the performance contingency period.

Note 3 — Employee Benefit Plans

Employee Share Purchase Plans and Stock Incentive Plans

As of December 31, 2021, the Company offers the 2006 Employee Share Purchase Plan (Non-U.S.), as amended and restated, the 1996 Employee Share Purchase Plan (U.S.), as amended and restated, the 2006 Stock Incentive Plan, as amended and restated, and the 2012 Stock Inducement Equity Plan. Shares issued to employees as a result of purchases or exercises under these plans are generally issued from shares held in treasury stock.

The following table summarizes the share-based compensation expense and total income tax benefit recognized for share-based awards for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of goods sold	$1,782	$1,747	$5,253	$4,919
Marketing and selling	10,699	8,390	28,987	27,559
Research and development	4,510	3,482	14,295	10,348
General and administrative	7,801	6,195	23,930	21,888
Total share-based compensation expense	24,792	19,814	72,465	64,714
Income tax benefit	(3,581)	(3,471)	(23,460)	(15,540)
Total share-based compensation expense, net of income tax benefit	$21,211	$16,343	$49,005	$49,174

The income tax benefit in the respective periods primarily consisted of tax benefits related to the share-based compensation expense for the period and direct tax benefit realized, including net excess tax benefits recognized from share-based awards vested or exercised during the period.

As of December 31, 2021 and 2020, the balance of capitalized share-based compensation included in inventory was $1.1 million and $1.0 million, respectively.

Defined Benefit Plans

Certain of the Company’s subsidiaries sponsor defined benefit pension plans or non-retirement post-employment benefits covering substantially all of their employees. Benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations. The costs recorded of $3.4 million and $2.9 million for the three months ended December 31, 2021 and 2020, respectively, and $10.0 million and $8.3 million for the nine months ended December 31, 2021 and 2020, respectively, were primarily related to service costs.

Note 4 — Income Taxes

The Company is incorporated in Switzerland but operates in various countries with differing tax laws and rates. Further, a portion of the Company’s income before taxes and the provision for (benefit from) income taxes are generated outside of Switzerland.

The income tax provision for the three months ended December 31, 2021 was $49.3 million based on an effective income tax rate of 19.0% of pre-tax income, compared to an income tax provision of $72.3 million based on an effective income tax rate of 15.9% of pre-tax income for the three months ended December 31, 2020. The income tax provision for the nine months ended December 31, 2021 was $107.8 million based on an effective income tax rate of 16.7% of pre-tax income, compared to an income tax provision of $142.6 million based on an effective income tax rate of 16.5% of pre-tax income for the nine months ended December 31, 2020.

The change in the effective income tax rate for the three and nine months ended December 31, 2021, compared to the same periods ended December 31, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which the Company operates. There were discrete tax benefits of $0.8 million and $1.3 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended December 31, 2021, compared with $1.3 million and $1.4 million, respectively, in the three-month period ended December 31, 2020. There were discrete tax benefits of $15.2 million and $2.8 million from the recognition of excess tax benefits in the United States and the reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2021, compared with $7.2 million and $2.9 million, respectively, in the nine-month period ended December 31, 2020.

As of December 31, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $178.6 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

As of December 31, 2021 and March 31, 2021, the Company had $85.6 million and $59.2 million, respectively, in non-current income taxes payable including interest and penalties, related to the Company's income tax liability for uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax positions in the income tax provision. As of December 31, 2021 and March 31, 2021, the Company had $5.7 million and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions in non-current income taxes payable.

Although the Company has adequately provided for uncertain tax positions, the provisions related to these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. During fiscal year 2022, the Company continues to review its tax positions and provide for or reverse unrecognized tax benefits as they arise. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to other currencies. Excluding these factors, uncertain tax positions may decrease by as much as $5.2 million from the lapse of the statutes of limitations in various jurisdictions during the next twelve months.

Note 5 — Balance Sheet Components

The following table presents the components of certain balance sheet asset amounts as of December 31 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Accounts receivable, net:
Accounts receivable	$1,189,206	$867,868
Allowance for doubtful accounts	(75)	(1,161)
Allowance for sales returns	(15,128)	(14,438)
Allowance for cooperative marketing arrangements	(66,772)	(43,276)
Allowance for customer incentive programs	(125,052)	(76,200)
Allowance for pricing programs	(136,343)	(120,568)
	$845,836	$612,225
Inventories:
Raw materials	$209,647	$146,886
Finished goods	624,887	514,230
	$834,534	$661,116
Other current assets:
Value-added tax receivables	$56,944	$67,710
Prepaid expenses and other assets	88,057	67,940
	$145,001	$135,650
Property, plant and equipment, net:
Property, plant and equipment at cost	$451,783	$417,520
Accumulated depreciation and amortization	(342,182)	(303,460)
	$109,601	$114,060
Other assets:
Deferred tax assets	$196,776	$210,888
Right-of-use assets	38,997	31,169
Trading investments for deferred compensation plan	29,711	24,809
Investments in privately held companies	43,482	43,402
Other assets	14,639	13,980
	$323,605	$324,248

The following table presents the components of certain balance sheet liability amounts as of December 31 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Accrued and other current liabilities:
Accrued customer marketing, pricing and incentive programs	$244,821	$185,394
Accrued personnel expenses	167,249	173,360
VAT payable	41,103	50,620
Accrued sales return liability	37,765	43,178
Accrued payables - non-inventory	29,632	52,392
Warranty accrual	34,121	33,228
Income taxes payable	25,889	131,408
Operating lease liability	13,583	13,101
Contingent consideration	8,580	6,967
Other current liabilities	210,941	168,969
	$813,684	$858,617
Other non-current liabilities:
Employee benefit plan obligations	$74,643	$72,321
Obligation for deferred compensation plan	29,711	24,809
Operating lease liability	27,464	21,319
Warranty accrual	13,814	15,604
Contingent consideration	3,971	—
Deferred tax liability	1,679	1,679
Other non-current liabilities	4,087	3,770
	$155,369	$139,502

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, excluding assets related to the Company’s defined benefit pension plans, classified by the level within the fair value hierarchy (in thousands):

	December 31, 2021			March 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$475,187	$—	$—	$669,759	$—	$—

Trading investments for deferred compensation plan included in other assets:
Cash	$349	$—	$—	$31	$—	$—
Common stock	2,240	—	—	1,569	—	—
Money market funds	7,117	—	—	6,734	—	—
Mutual funds	20,005	—	—	16,475	—	—
Total of trading investments for deferred compensation plan	$29,711	$—	$—	$24,809	$—	$—

Currency exchange derivative assets included in other current assets	$—	$198	$—	$—	$5,452	$—

Liabilities:
Contingent consideration for business acquisition included in accrued and other current liabilities	$—	$—	$8,042	$—	$—	$6,430
Contingent consideration for business acquisition included in other non-current liabilities	$—	$—	$3,971	$—	$—	$—
Currency exchange derivative liabilities included in accrued and other current liabilities	$—	$808	$—	$—	$100	$—
The following table summarizes the change in the fair value of the Company's contingent consideration balance during the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Beginning of the period	$6,967	$23,284
Fair value of contingent consideration upon acquisition (1)	9,973	—
Change in fair value of contingent consideration	(3,509)	5,716
Settlement of contingent consideration	(880)	(28,463)
End of the period (2)	$12,551	$537
(1) Fair value of contingent consideration includes the earn-out of the immaterial technology acquisition. See Contingent Consideration for Business Acquisitions section below for more information.

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

Investment Securities

The marketable securities for the Company's deferred compensation plan were recorded at a fair value of $29.7 million and $24.8 million, as of December 31, 2021 and March 31, 2021, respectively, based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy. Unrealized gains (losses) related to trading securities for the three and nine months ended December 31, 2021 and 2020 were not material and are included in other income, net in the Company's condensed consolidated statements of operations.

Contingent Consideration for Business Acquisitions

On May 19, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $10.0 million payable in cash only upon the achievement of three technical development milestones required to be completed as of December 31, 2021, June 30, 2022, and June 30, 2023. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. During the third quarter of fiscal 2022, $0.9 million of the contingent consideration was released from other current liabilities upon cash settlement of the contingent consideration for the first technical development milestone.

On February 17, 2021 (the "Mevo Acquisition Date"), the Company acquired all of the equity interests of Mevo Inc. ("Mevo"). In connection with the acquisition of Mevo, the Company agreed to pay a total earn out payment of up to $17.0 million payable in cash only upon the achievement of certain net sales for the period beginning on December 26, 2020 and ending on December 31, 2021.

The fair value of the earn-out as of the Mevo Acquisition Date was $3.4 million which was determined by using a Black-Scholes-Merton valuation model to calculate the probability of the earn-out threshold being met, times the value of the earn-out payment, and discounted at the risk-free rate. The valuation included significant assumptions and unobservable inputs such as the projected sales of Mevo over the earn-out period, risk-free rate, and the net sales volatility. Projected sales were based on the Company's internal projections, including analysis of the target market and historical sales of Mevo products. As of December 31, 2021, the fair value of the contingent consideration was released from other current liabilities as the net sales milestone was not achieved upon completion of the earn-out period. As of March 31, 2021 the fair value of the contingent consideration was $3.4 million.

On January 4, 2021, the Company made an immaterial technology acquisition. The contingent consideration for business acquisition arising from the immaterial technology acquisition represents the future potential earn-out payments of up to $3.0 million payable in cash upon the achievement of two technical development milestones required to be completed as of December 31, 2021 and March 31, 2022. The fair value of the contingent amount was determined using a probability-weighted expected payment model and discounted at the estimated cost of debt. The contingent consideration related to the first milestone is expected to be paid in the fourth quarter of fiscal year 2022.

On October 31, 2019, the Company acquired all of the equity interests of General Workings, Inc. (Streamlabs). In connection with the acquisition of Streamlabs, the Company agreed to pay a total earn-out payment of up to $29.0 million, payable in stock, only upon the achievement of certain net revenues for the period beginning on January 1, 2020 and ending on June 30, 2020. The fair value was increased by $5.7 million to $29.0 million as of June 30, 2020, based on actual sales. As of June 30, 2020, the earn-out period was completed, and was no longer subject to fair value measurement. During the third quarter of fiscal 2021, $28.5 million of the contingent consideration was transferred from other current liabilities to equity upon settlement of the contingent consideration through the issuance of shares out of treasury stock. The remaining amount of $0.5 million is held back in escrow for claims made against the escrow and for the payment of taxes.

Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Equity Method Investments

The Company has certain non-marketable investments included in other assets that are accounted for under the equity method of accounting, with a carrying value of $40.8 million and $40.7 million as of December 31, 2021 and March 31, 2021, respectively. Unrealized gains (losses) related to equity investments for the three and nine months ended December 31, 2021 and 2020 were not material and are included in other income, net in the

Company's condensed consolidated statements of operations. There was no impairment of these assets during the three and nine months ended December 31, 2021 or 2020.

Other Assets Measured at Fair Value on a Nonrecurring Basis

Financial Assets.  The Company has certain investments without readily determinable fair values due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The carrying value is also adjusted for observable price changes with a same or similar security from the same issuer. The amount of these investments included in other assets was immaterial as of December 31, 2021 and March 31, 2021. There was no impairment of these assets during the three and nine months ended December 31, 2021 or 2020.

Non-Financial Assets. Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. As further discussed in Note 8, during the three and nine months ended December 31, 2021, the Company recorded impairment charges of $7.0 million for the Jaybird intangible assets. There was no impairment of non-financial assets during the three and nine months ended December 31, 2020.

Note 7 — Derivative Financial Instruments

Under certain agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, the Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021.

The fair value of the Company’s derivative instruments was not material as of December 31, 2021 or March 31, 2021. The amount of gain (loss) recognized on derivatives not designated as hedging instruments was not material in all periods presented herein. The following table presents the amounts of gains (losses) on the Company’s derivative instruments designated as hedging instruments and their locations on its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2021	2020
Cash flow hedges	$1,061	$(6,326)	$(3,200)	$3,446

	Nine Months Ended December 31,
	Amount of Gain (Loss) Deferred as a Component of Accumulated Other Comprehensive Loss		Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss to Costs of Goods Sold
	2021	2020	2021	2020
Cash flow hedges	$3,723	$(9,752)	$(5,108)	$5,085

Cash Flow Hedges

The Company enters into cash flow hedge contracts to protect against exchange rate exposure of forecasted inventory purchases. These hedging contracts mature within four months. Gains and losses in the fair value of the effective portion of the hedges are deferred as a component of accumulated other comprehensive loss until the hedged inventory purchases are sold, at which time the gains or losses are reclassified to cost of goods sold. Cash flows from such hedges are classified as operating activities in the condensed consolidated statements of cash flows. Hedging relationships are discontinued when hedging contract is no longer eligible for hedge accounting, or is sold, terminated or exercised, or when Company removes hedge designation for the contract. Gains and losses in the fair value of the effective portion of the discontinued hedges continue to be reported in accumulated other comprehensive loss until the hedged inventory purchases are sold, unless it is probable that the forecasted inventory purchases will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In all periods presented herein, there have been no forecasted inventory purchases that were probable to not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The notional amounts of foreign currency exchange forward contracts outstanding related to forecasted inventory purchases were $128.1 million as of December 31, 2021 and $164.5 million as of March 31, 2021. The Company had $2.4 million of net gains related to its cash flow hedges included in accumulated other comprehensive loss as of December 31, 2021, which will be reclassified into earnings within the next 12 months.

Other Derivatives

The Company also enters into foreign currency exchange forward and swap contracts to reduce the short-term effects of currency exchange rate fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of its subsidiaries. These contracts generally mature within one month. The primary risk managed by using forward and swap contracts is the currency exchange rate risk. The gains or losses on these contracts are recognized in other income, net in the condensed consolidated statements of operations based on the changes in fair value. The notional amounts of these contracts outstanding as of December 31, 2021 and March 31, 2021 were $251.7 million and $123.8 million, respectively. Open forward and swap contracts outstanding as of December 31, 2021 and March 31, 2021 consisted of contracts in Mexican Pesos, Japanese Yen, Canadian Dollars, Taiwanese Dollars, and Australian Dollars to be settled at future dates at pre-determined exchange rates. Open forward and swap contracts outstanding as of December 31, 2021 additionally consisted of contracts in Chinese Renminbi and Brazilian Real to be settled at future dates at pre-determined exchange rates, which were primarily attributable to the increase in the notional amounts outstanding as of December 31, 2021 compared to March 31, 2021.

The fair value of all foreign currency exchange forward and swap contracts is determined based on observable market transactions of spot currency rates and forward rates. Cash flows from these contracts are classified as operating activities in the condensed consolidated statements of cash flows.

Note 8 — Goodwill and Other Intangible Assets

The Company conducts its impairment analysis of goodwill and indefinite life intangible assets annually at December 31 and as necessary, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit may be less than its carrying amount. The Company conducted its annual impairment analysis of goodwill and indefinite life intangible asset as of December 31, 2021 by performing a qualitative assessment and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying amount. In assessing the qualitative factors, the Company considered the impact of change in industry and competitive environment, growth in the Company's market capitalization and budgeted-to-actual revenue performance for the last twelve months.

The following table summarizes the activities in the Company’s goodwill balance during the nine months ended December 31, 2021 (in thousands):

As of March 31, 2021	$429,604
Acquisition	20,721
Effects of foreign currency translation	(1,594)
As of December 31, 2021	$448,731

During the third quarter of fiscal 2022, the Company decided to discontinue Jaybird-branded products. As a result of this decision, the Company performed an analysis to compare the fair value of Jaybird-related intangible assets to their carrying amount. As the fair value using estimated discounted cash flows was less than the carrying amount, the Company recognized a pre-tax impairment charge in the condensed consolidated statement of operations of $7.0 million, which was primarily related to customer contracts and relationships. See Note 13 for further information regarding the exit plan.
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

The Company's acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade names	$36,790	$(21,112)	$15,678	$46,070	$(25,153)	$20,917
Developed technology	119,707	(80,545)	39,162	134,406	(90,450)	43,956
Customer contracts/relationships	71,110	(39,172)	31,938	91,010	(44,261)	46,749
In-process R&D	3,526	—	3,526	3,526	—	3,526
Effects of foreign currency translation	(475)	49	(426)	—	—	—
Total	$230,658	$(140,780)	$89,878	$275,012	$(159,864)	$115,148

Note 9 — Financing Arrangements

The Company had several uncommitted, unsecured bank lines of credit aggregating $194.4 million as of December 31, 2021. There are no financial covenants under these lines of credit with which the Company must comply. As of December 31, 2021, the Company had outstanding bank guarantees of $11.8 million under these lines of credit. There was no borrowing outstanding under these lines of credit as of December 31, 2021 or March 31, 2021.

Note 10 — Commitments and Contingencies

Product Warranties

Changes in the Company’s warranty liability for the three and nine months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Beginning of the period	$49,173	$41,782	$48,832	$40,039
Provision	6,962	13,692	23,503	28,575
Settlements	(8,056)	(8,371)	(24,219)	(22,073)
Effects of foreign currency translation	(144)	489	(181)	1,051
End of the period	$47,935	$47,592	$47,935	$47,592

Indemnifications

The Company indemnifies certain of its suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2021, no amounts have been accrued for these indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

In May 2020, the Company's Board of Directors approved the 2020 share repurchase program, which authorized the Company to use up to $250.0 million to purchase up to 17.3 million of Logitech shares. The Company's share repurchase program is expected to remain in effect for a period of three years. Shares may be repurchased from time to time on the open market, through block trades or otherwise. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. In April 2021, the Company's Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of December 31, 2021, $545.0 million is still available for repurchase under the 2020 repurchase program.

Dividends
During the nine months ended December 31, 2021, the Company declared and paid cash dividends of CHF 0.87 (USD equivalent of $0.95) per share, totaling $159.4 million on the Company's outstanding shares. During the nine months ended December 31, 2020, the Company declared and paid cash dividends of CHF 0.79 (USD equivalent of $0.87) per share, totaling $146.7 million on the Company's outstanding shares.
Any future dividends will be subject to approval of the Company's shareholders.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Cumulative Translation Adjustment	Defined Benefit Plan	Deferred Hedging Gains / (Losses)	Total
March 31, 2021	$(89,461)	$(23,200)	$3,746	$(108,915)
Other comprehensive gains (losses)	(8,682)	(214)	(1,385)	(10,281)
December 31, 2021	$(98,143)	$(23,414)	$2,361	$(119,196)

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

Sales by product categories and sales channels, excluding intercompany transactions, for the three and nine months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Pointing Devices	$231,090	$213,638	$602,982	$503,228
Keyboards & Combos	281,608	218,269	736,237	565,246
PC Webcams	115,115	131,700	319,504	295,020
Tablet & Other Accessories	82,859	138,052	242,932	267,186
Gaming (1)	469,282	436,426	1,135,456	916,040
Video Collaboration	287,187	292,500	753,725	659,278
Mobile Speakers	56,748	72,566	124,724	145,156
Audio & Wearables	104,280	152,952	318,965	338,592
Smart Home	4,559	10,593	16,380	25,976
Other (2)	54	606	202	632
Total Sales	$1,632,782	$1,667,302	$4,251,107	$3,716,354

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that the Company currently intends to phase out, or has already phased out, because they are no longer strategic to the Company's business.
Sales by geographic region (based on the customers’ locations) for the three and nine months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Americas	$674,393	$704,718	$1,828,474	$1,603,221
EMEA	552,133	547,044	1,309,542	1,147,393
Asia Pacific	406,256	415,540	1,113,091	965,740
Total sales	$1,632,782	$1,667,302	$4,251,107	$3,716,354

Sales are attributed to countries on the basis of the customers’ locations.

The United States and Germany each represented 10% or more of the total consolidated sales for each of the periods presented herein. China represented more than 10% of the total consolidated sales for the three and nine months ended December 31, 2021. No other countries represented 10% or more of the Company’s total consolidated sales for the periods presented herein.

Switzerland, the Company’s home domicile, represented 3% of the Company's total consolidated sales for each of the periods presented herein.

Two customers of the Company each represented 10% or more of the total consolidated sales for each of the periods presented herein.
Property, plant and equipment, net by geographic region were as follows (in thousands):

	December 31, 2021	March 31, 2021
Americas	$18,071	$20,810
EMEA	15,245	8,019
Asia Pacific	76,285	85,231
Total property, plant and equipment, net	$109,601	$114,060

Property, plant and equipment, net in the United States and China were $17.8 million, $64.1 million, respectively, as of December 31, 2021, and $20.5 million and $74.0 million, respectively, as of March 31, 2021. Property, plant and equipment, net in Switzerland, the Company’s home domicile, were $12.7 million and $5.7 million as of December 31, 2021 and March 31, 2021, respectively. Switzerland represented more than 10% of the Company's total consolidated property, plant and equipment, net as of December 31, 2021. No other countries represented 10% or more of the Company’s total consolidated property, plant and equipment, net as of December 31, 2021 or March 31, 2021.

Note 13 — Restructuring

During the third quarter of fiscal 2022, as part of the Company's strategic review, the Company decided to cease future product launches under the Jaybird brand within the Audio & Wearables product category. As a result, the Company recorded pre-tax restructuring charges of $1.8 million for the three and nine months ended December 31, 2021, which are included in the condensed consolidated statement of operations as restructuring charges (credits), net. The accrual balances are presented in accrued and other current liabilities in the condensed consolidated balance sheets.

Total charges related to the exit of Jaybird-branded products were $16.3 million, which included restructuring charges and other costs, for the three and nine months ended December 31, 2021. The restructuring charges consisted of $1.3 million, primarily related to costs of production cancellation and $0.5 million related to cash severance and termination benefits. The Company also recorded $7.6 million in cost of goods sold related to write-offs for excess inventories. In addition, as discussed in Note 8, the Company recognized a pre-tax impairment charge of $7.0 million, related to intangible assets acquired as part of the Jaybird acquisition. The Company expects to substantially complete this restructuring within the next twelve months.

The following table presents a rollforward of the restructuring liability for the nine months ended December 31, 2021 (in thousands):

	Termination Benefits	Other	Total
Accrual balance at March 31, 2021	$—	$—	$—
Charges	472	1,287	1,759
Cash payments	—	—	—
Accrual balance at December 31, 2021	$472	$1,287	$1,759

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

Overview of Our Company

Logitech is a world leader in designing, manufacturing and marketing products that help connect people to digital and cloud experiences. Forty years ago, Logitech created products to improve experiences around the personal computer ("PC") platform, and today it is a multi-brand, multi-category company designing products that enable people to pursue their passions and connect to the world. Logitech’s products align with several large secular trends including work and learn from anywhere, video everywhere, the increasing popularity of gaming as a spectator and participant sport, and the democratization of content creation. Logitech's brands include Logitech,

Logitech G, ASTRO Gaming, Streamlabs, Blue Microphones, and Ultimate Ears. Our Company's website is www.logitech.com.

Our products participate in five large market opportunities: Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. We sell our products to a broad network of domestic and international customers, including direct sales to retailers, e-tailers and enterprise customers, and indirect sales through distributors. Our worldwide channel network includes consumer electronics distributors, retailers, mass merchandisers, specialty stores, computer and telecommunications stores, value-added resellers and online merchants. We primarily sell our services directly to end customers.
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
Impacts of COVID-19 to Our Business
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus and, in certain markets in which we operate, government authorities have from time to time issued orders that require the closure of or restrictions on non-essential businesses and people to be quarantined or to shelter-at-home. The COVID-19 pandemic has curtailed global economic activity, caused volatility and disruption in global financial and commercial markets, and is likely to continue to cause uncertainty for an indeterminate amount of time. While most of our offices have at least partially reopened or will be reopening in the near future, we are conducting our business with substantial modifications, such as employee remote work in many non-manufacturing facilities and travel limitations, among other changes. We are continuing to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities in the countries in which we operate, or that we determine are in the best interest of our employees, customers, partners, suppliers or shareholders.
In fiscal year 2021, we experienced disruptions to our supply chain and logistics, inventory constraints, and increased logistics costs, as we attempted to address the effects of COVID-19. At the same time, due to the shelter-at-home requirements or other restrictions in many countries, there was an acceleration of work-from-anywhere, learn-from-anywhere, gaming, video collaboration and streaming trends and high demand and consumption of certain of our products that led to increased sales and operating income. While we continued to experience increased sales in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021, we also experienced supply and demand volatility, as the COVID-19 pandemic and related safety measures and restrictions have evolved differently across the world. Further, the demand volatility has led to, and could continue to lead to in the future, higher promotions and marketing expenses, or excess inventories, or both, which could have an adverse impact on our results of operations.
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

Summary of Financial Results

Our total sales for the three and nine months ended December 31, 2021 decreased 2% and increased 14%, respectively, compared to the three and nine months ended December 31, 2020. Our condensed consolidated statements of operations for the three and nine months ended December 31, 2021 include the results of operations for our first quarter acquisition from its date of acquisition.

Sales for the three months ended December 31, 2021 increased 1% in the EMEA region, and decreased 4% and 2% in the Americas and Asia Pacific regions, respectively, compared to the same period of the prior fiscal year. Sales for the nine months ended December 31, 2021 increased 14%, 14%, and 15% in the Americas, EMEA and Asia Pacific, respectively, compared to the same period of the prior fiscal year.

Gross margin for the three months ended December 31, 2021 decreased by 460 basis points to 40.3% from 44.9% for the three months ended December 31, 2020. Gross margin for the nine months ended December 31, 2021 decreased by 210 basis points to 41.6% from 43.7% for the nine months ended December 31, 2020.

Operating expenses for the three months ended December 31, 2021 were $395.3 million, or 24.2% of sales, compared to $300.9 million, or 18.0% of sales, in the same period of the prior fiscal year. Operating expenses for the nine months ended December 31, 2021 were $1,123.9 million, or 26.4% of sales, compared to $771.4 million, or 20.8% of sales, in the same period of the prior fiscal year.
Net income for the three and nine months ended December 31, 2021 was $210.0 million and $536.3 million, respectively, compared to $382.5 million and $721.5 million for the three and nine months ended December 31, 2020, respectively.

Trends in Our Business

Our products participate in five large multi-category market opportunities, including Creativity & Productivity, Gaming, Video Collaboration, Music and Smart Home. The following discussion represents key trends specific to our market opportunities.
Trends Specific to Our Five Market Opportunities
Creativity & Productivity: New PC shipments have continued to be strong due to work-from-home and learn-from-home trends. We believe that innovative PC peripherals, such as our mice and keyboards, can renew the PC usage experience and help improve the productivity and engagement of remote work and learning, thus providing growth opportunities. Hybrid work culture will also greatly expand the number of new workspaces to which we can attach our PC peripherals. Increasing adoption of various cloud-based applications has led to multiple unique consumer use cases, which we are addressing with our innovative product portfolio and a deep understanding of our customer base. The increasing popularity of streaming and broadcasting, as well as the continuing work-from-home trend, provides additional growth opportunities for our webcam products as well as other products in our portfolio. Smaller mobile computing devices, such as tablets, have created new markets and usage models for peripherals and accessories. We offer a number of products to enhance the use of mobile devices, including a combo backlit keyboard case with trackpad for the iPad.
Gaming: The PC gaming and console gaming platforms continue to show strong structural growth opportunities as online gaming, multi-platform experiences, and esports gain greater popularity and gaming becomes more social, particularly as other recreational activities have been curtailed or restricted during the COVID-19 pandemic. We expect gaming will increasingly become one of the largest participant and spectator sports in the world. We believe Logitech is well positioned to benefit from the overall gaming market growth. In addition, our acquisition of Streamlabs provides a solid platform to deliver recurring services and subscriptions to gamers and streamers.
Video Collaboration: The near and long-term structural growth opportunities in the video collaboration market ("VC") have never been more prevalent than in today’s environment, as commercial and consumer adoption of video has seen substantial growth since the start of the COVID-19 pandemic. Video meetings continue to be an opportunity as companies want lower-cost, cloud-based solutions that can provide their employees with the ability to work from anywhere. We are continuing our efforts to create and sell innovative products to accommodate the increasing demand from home offices and small-size meeting rooms, such as huddle rooms, to medium and large-sized meeting rooms. We will continue to invest in the development of select business-specific products (both hardware and software), targeted product marketing and sales channel development. The digitization of learning and hybrid learning environments have also created demand and growth opportunities in the education market.
Music: Consumers are optimizing their audio experiences on their tablets and smartphones with a variety of music peripherals including wireless mobile speakers and in-ear and other headphones. However, the mobile speaker market has matured and the integration of personal voice assistants has increased competition in the speaker category. In addition, the retail footprint has decreased significantly due to the COVID-19 pandemic. These factors have led to a decline in our Mobile Speakers category sales in the past three years. In the wireless headphone industry, the largest growth in recent years has been in true wireless headphones while traditional wireless headphones have declined significantly. We will continue developing wireless audio products as growth in the wireless headphone market is expected for the next several years.
Smart Home: Sales of our Harmony universal remote and Circle security family of products declined substantially in the three and nine months ended December 31, 2021. In general, our sales of Harmony and Circle products are under pressure as the way people consume content is changing and as retail stores have been closed or subject to restrictions. The smart home market opportunity is broad, and we will continue to explore other innovative experiences to drive growth in the Smart Home category.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended December 31, 2021 compared with the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Sales Denominated in Other Currencies

Although our financial results are reported in U.S. Dollars, a portion of our sales was generated in currencies other than the U.S. Dollar, such as the Euro, Chinese Renminbi, Japanese Yen, Canadian Dollar, Taiwan New Dollar, British Pound and Australian Dollar. During the three months ended December 31, 2021, approximately 53% of our sales were denominated in currencies other than the U.S. Dollar.
Results of Operations
Net Sales
Our sales in the three months ended December 31, 2021, decreased 2% and increased 14% for the nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease in sales for the three month period was primarily driven by a decline in sales for Tablet and Other Accessories, Audio & Wearables, Mobile Speakers and PC Webcams, partially offset by an increase in sales for Keyboards & Combos, Gaming and Pointing Devices. For the nine months ended December 31, 2021, strong sales growth in Gaming, Keyboards & Combos, and Pointing Devices was partially offset by a decline in sales of Mobile Speakers and Tablet and Other Accessories. Our sales in both the three and nine month periods were negatively impacted by higher promotions and industry-wide supply chain challenges, including supply availability and logistics delays, as compared to the same periods in the prior fiscal year. If currency exchange rates had been constant in the three and nine months ended December 31, 2021 and 2020, our constant dollar sales growth rate would have been a decrease of 2% for the three months ended and an increase of 13% for the nine months ended December 31, 2021.

Sales by Region

The following table presents the change in sales by region for the three and nine months ended December 31, 2021, compared with the three and nine months ended December 31, 2020:

	Sales Growth Rate		Constant Dollar Sales Growth Rate
	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Americas	(4)%	14%	(5)%	13%
EMEA	1%	14%	3%	12%
Asia Pacific	(2)%	15%	(2)%	13%

Americas:

The decrease in sales in the Americas region for the three-month period presented above was primarily driven by a decrease in sales of Tablet and Other Accessories, Audio & Wearables, Mobile Speakers and PC Webcams, partially offset by an increase in sales of Keyboards & Combos and Video Collaboration. The increase in sales for the nine-month period was primarily driven by growth in sales of Video Collaboration, Keyboards & Combos and Gaming, partially offset by a decline in sales of Mobile Speakers.

EMEA:

The increase in sales in our EMEA region for the three-month period was primarily driven by growth in sales of Keyboards & Combos, Tablets and Other Accessories, Gaming and Pointing Devices, partially offset by a decline in sales of the other product categories. The increase in sales for the nine-months ended period was primarily driven by growth in sales of Tablets and Other Accessories, Keyboards & Combos, Gaming, Pointing Devices, and PC Webcams, partially offset by a decline in sales of the other product categories.

Asia Pacific:

The decrease in sales in our Asia Pacific region for the three-month period presented above was primarily driven by a decrease in sales of Tablet and Other Accessories, Mobile Speakers, and Audio & Wearables, partially offset by an increase in sales of the other product categories. The increase in sales for the nine-month period was primarily driven by growth in sales across a majority of our product categories, partially offset by a decline in sales of Tablet & Other Accessories.

Sales by Product Categories

Sales by product categories for the three and nine months ended December 31, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Pointing Devices	$231,090	$213,638	8%	$602,982	$503,228	20%
Keyboards & Combos	281,608	218,269	29	736,237	565,246	30
PC Webcams	115,115	131,700	(13)	319,504	295,020	8
Tablet & Other Accessories	82,859	138,052	(40)	242,932	267,186	(9)
Gaming (1)	469,282	436,426	8	1,135,456	916,040	24
Video Collaboration	287,187	292,500	(2)	753,725	659,278	14
Mobile Speakers	56,748	72,566	(22)	124,724	145,156	(14)
Audio & Wearables	104,280	152,952	(32)	318,965	338,592	(6)
Smart Home	4,559	10,593	(57)	16,380	25,976	(37)
Other (2)	54	606	(91)	202	632	(68)
Total Sales	$1,632,782	$1,667,302	(2)%	$4,251,107	$3,716,354	14%

(1) Gaming includes streaming services revenue generated by Streamlabs.
(2) Other includes products that we currently intend to phase out, or have already phased out, because they are no longer strategic to our business.

Creativity & Productivity Market:

Pointing Devices
Our Pointing Devices category comprises PC- and Mac-related mice including trackballs, touchpads and presentation tools.

Sales of Pointing Devices increased 8% and 20% in the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. The increases in both periods were primarily driven by the increase in sales for cordless and corded mice, and presentation tools. Trackball mice also contributed to the increase in sales for the nine-month period.

Keyboards & Combos
Our Keyboards & Combos category comprises PC keyboards, keyboard/mice combo products, and living room keyboards.

Sales of Keyboards & Combos increased 29% and 30% in the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by an increase in sales of our keyboard/mice combos as well as our cordless and corded PC keyboards.

PC Webcams
Our PC Webcams category comprises PC-based webcams targeted primarily at consumers, including streaming cameras.

Sales of PC Webcams decreased 13% for the three months ended and increased 8% for the nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease in sales for the three-month period was primarily driven by a decline in sales of our Streamcam, HD Webcam C505, HD Pro Webcam C920, and 1080 PRO Stream Webcam, partially offset by an increase in sales of our BRIO 4K Stream Edition, and HD Webcam C615.

The increase for the nine-month period was driven by sales of our HD Webcam 505, BRIO 4K Stream Edition, and 1080P PRO Stream Webcam, partially offset by a decrease in sales of our Streamcam and HD Webcam C615.

Tablet & Other Accessories
Our Tablet & Other Accessories category primarily comprises keyboards for tablets.

Sales of Tablet & Other Accessories products decreased 40% and 9% for the three and nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease for both periods were primarily driven by decrease in sales of our Rugged Folio and Slim Folio Products, partially offset by an increase in sales of our Combo Touch for iPad Pro 12.9-inch, introduced in the second quarter of fiscal year 2022, Combo Touch for iPad Pro 11-inch and Combo Touch for iPad Air, introduced in the first quarter of fiscal year 2022 and POWERED (a wireless 3-in-1 charging dock for Apple products).

Gaming market:
Gaming
Our Gaming category comprises gaming mice, keyboards, headsets, gamepads, steering wheels, simulation controllers, console gaming headsets, console gaming controllers, and Streamlabs services.

Sales of Gaming increased 8% and 24% for the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. The increase for both periods was primarily driven by strong performance in nearly all of our Gaming sub-categories, including our gaming mice, PC gaming headsets, gaming steering wheels, gaming keyboards, and Streamlabs services, partially offset by a decline in the sales of our console gaming controllers, and console gaming headsets.

Video Collaboration market:
Video Collaboration
Our Video Collaboration category includes Logitech’s ConferenceCams, which combine affordable enterprise-quality audio and high definition 1080p video to bring video conferencing to businesses of any size.

Sales of Video Collaboration products decreased 2% for three months ended and increased 14% for the nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in sales of our Webcam C930e, Webcam 925E, BRIO 4k Pro Webcam and Rally Bar conference camera, partially offset by an increase in sales of our MeetUp conference camera. The increase in sales for the nine-month period was primarily driven by an increase in sales of our MeetUp conference camera, Webcam 925E and our Rally Bar conference camera, partially offset by a decline in sales of our Webcam C930e, Brio 4K Pro Webcam and GROUP video conferencing solution for mid to large-sized meeting rooms.

Music market:

Mobile Speakers
Our Mobile Speakers category is made up entirely of Bluetooth wireless speakers.

Sales of Mobile Speakers decreased 22% and 14% for the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. The decrease for both periods was primarily due to a decrease in sales of UE WONDERBOOM, UE Megaboom, BOOM 2 and WONDERBOOM 2 mobile speakers partially offset by an increase in sales of our BOOM 3 mobile speakers. The decrease in sales for the nine-month period was further offset by an increase in sales of our Blast mobile speakers.

Audio & Wearables
Our Audio & Wearables category comprises PC speakers, PC headsets, in-ear headphones, premium wireless audio wearables and studio-quality microphones for professionals and consumers.

Sales of Audio & Wearables decreased 32% and 6% for the three and nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease for both periods was primarily due to a decrease in sales of our Blue Microphone products, cordless headsets and Jaybird products, partially offset by an increase in sales of our Ultimate Ears custom headsets. The decrease in sales for the nine-month period was further offset by an increase in sales of our corded headsets.

In the third quarter of fiscal 2022, we made a decision to cease future product launches under the Jaybird brand, but plan to continue developing wireless audio products such as Ultimate Ears.

Smart Home market:
Smart Home
Our Smart Home category mainly comprises our Harmony line of advanced home entertainment controllers and home security cameras.

Sales of Smart Home decreased 57% and 37% for the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. The decreases for both periods were primarily due to a decline in sales of most of our Harmony remotes and our home video products, partially offset by increases in sales of our Circle View Doorbell, introduced in the third quarter of fiscal year 2021.

Gross Profit

Gross profit for the three and nine months ended December 31, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Net sales	$1,632,782	$1,667,302	(2)%	$4,251,107	$3,716,354	14%
Gross profit	$658,010	$749,010	(12)%	$1,769,099	$1,624,466	9%
Gross margin	40.3%	44.9%		41.6%	43.7%

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

Gross margin decreased by 460 and 210 basis points for the three and nine months ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. Our gross margin for both periods declined due to increased promotional spending, increased logistics costs, higher reserves for excess inventories including Jaybird exit costs, partially offset by favorable currency exchange rates and favorable product mix.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Marketing and selling	$269,941	$204,485	$778,882	$496,520
% of sales	16.5%	12.3%	18.3%	13.4%
Research and development	75,529	53,910	213,436	157,014
% of sales	4.6%	3.2%	5.0%	4.2%
General and administrative	38,478	37,606	112,291	98,341
% of sales	2.4%	2.3%	2.6%	2.6%
Amortization of intangible assets and acquisition-related costs	3,662	4,946	13,986	13,886
% of sales	0.2%	0.3%	0.3%	0.4%
Impairment of intangible assets	7,000	—	7,000	—
% of sales	0.4%	—%	0.2%	—%
Change in fair value of contingent consideration for business acquisition	(1,110)	—	(3,509)	5,716
% of sales	(0.1)%	—%	(0.1)%	0.2%
Restructuring charges (credits), net	1,759	—	1,770	(54)
% of sales	0.1%	—%	—%	—%
Total operating expenses	$395,259	$300,947	$1,123,856	$771,423
% of sales	24.2%	18.0%	26.4%	20.8%

The increase in total operating expenses during the three and nine months ended December 31, 2021, compared to the same periods of the prior fiscal year, were mainly due to increases in marketing and selling expenses, research and development expenses, and impairment of intangible assets and restructuring charges related to the Jaybird exit. The increase in the nine month period was also attributable to increased general and administrative expenses, partially offset by the change in fair value of contingent consideration for business acquisition.

Marketing and Selling
Marketing and selling expenses consist of personnel and related overhead costs, corporate and product marketing, promotions, advertising, trade shows, technical support for customer experiences and facilities costs.

During the three and nine months ended December 31, 2021, marketing and selling expenses increased $65.5 million and $282.4 million, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by higher advertising and marketing expenses, including third-party costs and increased headcount, to support our investment in brand awareness and consideration.

Research and Development
Research and development expenses consist of personnel and related overhead costs for contractors and outside consultants, supplies and materials, equipment depreciation and facilities costs, all associated with the design and development of new products and enhancements of existing products.
During the three and nine months ended December 31, 2021, research and development expenses increased $21.6 million and $56.4 million, respectively, compared to the same periods of the prior fiscal year. The increases for both periods were primarily driven by higher personnel-related costs due to increased headcount and higher third-party costs to support innovations in both hardware and software.

General and Administrative
General and administrative expenses consist primarily of personnel and related overhead, information technology, and facilities costs for the infrastructure functions such as finance, information systems, executives, human resources and legal.

During the three and nine months ended December 31, 2021, general and administrative expenses increased $0.9 million and $14.0 million, respectively, compared to the same periods of the prior fiscal year. The increase for both periods were primarily driven by higher personnel-related costs due to investment in additional headcount in Information Technology ("IT") and other functions to support business growth.

Amortization of Intangible Assets and Acquisition-Related Costs

Amortization of intangible assets consists of amortization of acquired intangible assets, including customer relationships and trade names. Acquisition-related costs include legal expense, due diligence costs, and other professional costs incurred for business acquisitions.

During the three months ended December 31. 2021, amortization of intangible assets and acquisition-related costs decreased $1.3 million, and increased $0.1 million for the nine months ended December 31, 2021, compared to the same periods of the prior fiscal year. The decrease for the three-month period was primarily due to the write-off of Jaybird intangible assets, partially offset by intangible assets acquired through acquisitions completed in the fourth quarter of fiscal year 2021. The increase for the nine-month period was primarily due to the intangibles acquired through acquisitions.

Impairment of Intangible Assets
During the three and nine months ended December 31, 2021, we recognized a pre-tax impairment charge of $7.0 million, related to the intangibles acquired as part of the Jaybird acquisition due to our decision to cease future product launches under the Jaybird brand.

Restructuring Charges (Credits), Net

During the three and nine months ended December 31, 2021, we recorded restructuring charges of $1.8 million, related to our decision to exit Jaybird-branded products. The total charges consisted of $1.3 million, primarily related to costs of production cancellation and $0.5 million related to cash severance and termination benefits. We expect to complete the restructuring within the next twelve months.

Other Income, Net

Other income, net for the three and nine months ended December 31, 2021 and 2020 was as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Investment income (loss) related to a deferred compensation plan	$890	$1,049	$1,985	$4,384
Currency exchange gain (loss), net	(4,562)	7,344	(3,824)	9,070
Gain (loss) on investments	(460)	(2,173)	(1,421)	(4,692)
Other	459	263	1,319	899
Total	$(3,673)	$6,483	$(1,941)	$9,661

Investment income (loss) represents earnings, gains, and losses on trading investments related to a deferred compensation plan offered by one of our subsidiaries.

Currency exchange gain (loss), net, relates to balances denominated in currencies other than the functional currency in our subsidiaries, as well as to the sale of currencies, and to gains or losses recognized on currency exchange forward contracts. We do not speculate in currency positions, but we are alert to opportunities to maximize currency exchange gains and minimize currency exchange losses. The loss for the three months ended December 31, 2021 was primarily due to the weakening of the Brazilian Real against the U.S. Dollar. The loss for the nine months ended December 31, 2021 was primarily related to the strengthening of the Chinese Renminbi against the U.S. Dollar.

Gain (loss) on investments represents the unrealized gain (loss) from the fair value change on the available-for-sale securities and equity-method investments during the periods presented.

Provision for Income Taxes

The provision for income taxes and effective income tax rates for the three and nine months ended December 31, 2021 and 2020 were as follows (Dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Provision for income taxes	$49,345	$72,334	$107,789	$142,638
Effective income tax rate	19.0%	15.9%	16.7%	16.5%

The change in the effective income tax rate for the three and nine months ended December 31, 2021, compared to the same periods ended December 31, 2020 was primarily due to the mix of income and losses in the various tax jurisdictions in which we operate. There were discrete tax benefits of $0.8 million and $1.3 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the three-month period ended December 31, 2021, compared with $1.3 million and $1.4 million, respectively, in the three-month period ended December 31, 2020. There were discrete tax benefits of $15.2 million and $2.8 million from the recognition of excess tax benefits in the United States and reversal of uncertain tax positions from the expiration of statutes of limitations, respectively, in the nine-month period ended December 31, 2021, compared with $7.2 million and $2.9 million, respectively, in the nine-month period ended December 31, 2020.

As of December 31, 2021 and March 31, 2021, the total amount of unrecognized tax benefits due to uncertain tax positions was $178.6 million and $160.3 million, respectively, all of which would affect the effective income tax rate if recognized.

Liquidity and Capital Resources

Cash Balances, Available Borrowings, and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1,364.4 million, compared to $1,750.3 million as of March 31, 2021. As of December 31, 2021, 73% of the cash and cash equivalents were held in Switzerland, and 15% were held in Hong Kong and China. We do not expect to incur any material adverse tax impact except for what has already been recognized, or be significantly inhibited by any country in which we do business from the repatriation of funds to Switzerland, our home domicile.

The decrease in cash and cash equivalents for the nine months ended December 31, 2021 compared to the same period in the prior year, primarily resulted from a decrease in net cash provided by operating activities, despite positive net income, and an increase in net cash used in financing activities. The decrease in net cash provided by operating activities was mainly due to a decline in accounts payable due to the timing of purchases and related payments and the timing of an annual income tax payment for fiscal year 2021, partially offset by timing of sales within the quarter. The increase in net cash used in financing activities was driven by higher shares repurchased under our share repurchase program compared to the same period of the prior fiscal year.
As of December 31, 2021, our working capital was $1,637.1 million, compared to $1,477.5 million as of March 31, 2021. The increase was primarily driven by higher accounts receivable, net, higher inventories and lower accounts payable, partially offset by lower cash and cash equivalents. Our working capital increased by $275.2 million compared to $1,361.9 million as of December 31, 2020, which was primarily driven by higher inventories and higher other current assets, partially offset by higher accrued and other current liabilities and lower accounts receivable, net.

We had several uncommitted, unsecured bank lines of credit aggregating $194.4 million as of December 31, 2021. There are no financial covenants under these lines of credit with which we must comply. As of December 31, 2021, we had outstanding bank guarantees of $11.8 million under these lines of credit.

The following table summarizes our condensed consolidated statements of cash flows (Dollars in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$198,728	$928,419
Net cash used in investing activities	(89,006)	(46,454)
Net cash used in financing activities	(492,799)	(219,196)
Effect of exchange rate changes on cash and cash equivalents	(2,839)	10,408
Net increase / (decrease) in cash and cash equivalents	$(385,916)	$673,177

The following tables present selected financial information and statistics as of and for the three months ended December 31, 2021 and 2020 (Dollars in thousands):

	As of December 31,
	2021	2020
Accounts receivable, net	$845,836	$894,937
Accounts payable	$738,992	$811,786
Inventories	$834,534	$476,802

	Three Months Ended December 31,
	2021	2020
Days sales in accounts receivable (“DSO”) (Days) (1)	47	48
Days accounts payable outstanding (“DPO”) (Days) (2)	68	80
Inventory turnover (“ITO”) (x)(3)	4.7	7.7

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

DSO for the three months ended December 31, 2021 decreased by 1 days to 47 days, compared to 48 days for the same period of the prior fiscal year, primarily due to timing of sales within the quarter and a continued focus on collections efficiency.

DPO for the three months ended December 31, 2021 decreased by 12 days, compared to 80 days for the same period of the prior fiscal year, primarily due to the timing of purchases and related payments.

ITO for the three months ended December 31, 2021 decreased by 3, compared to 7.7 for the same period of the prior fiscal year, primarily due to lower demand than prior year and industry wide logistic delays.

If we are not successful in launching and phasing in our new products, or market competition increases, or we are not able to sell the new products at the prices planned, it could have a material impact on our sales, gross profit margin, operating results including operating cash flow, and inventory turnover in the future.

During the nine months ended December 31, 2021, net cash provided by operating activities was $198.7 million. The increase in accounts receivable, net was primarily driven by timing of sales. The increase in inventories was primarily driven by higher inventory levels compared to the previously constrained supply from COVID-19 impacts and industry wide logistic delays. The decrease in accounts payable was primarily driven by the timing of purchases and related payments. The decrease in accrued liabilities was primarily driven by payment of the fiscal year 2021 annual bonus and an annual payment for fiscal year 2021 income taxes.

Net cash used in investing activities was $89.0 million, primarily due to $63.7 million of purchases of property, plant and equipment, $15.9 million of the purchase price (net of cash acquired) for a business acquisition, and $10.0 million of purchase of short-term investments.

Net cash used in financing activities was $492.8 million, primarily due to $290.6 million used for repurchases of our registered shares, $159.4 million payment of the annual cash dividend, and $58.5 million for tax withholdings related to net share settlements of restricted stock units, partially offset by $16.6 million in proceeds received from exercises of stock options and purchase rights.

During the nine months ended December 31, 2021, there was a $2.8 million loss from currency exchange rate effect on cash and cash equivalents, compared to a gain of $10.4 million during the same period of the prior fiscal year. The loss from the effect of currency rate changes during the nine months ended December 31, 2021 was primarily due to the strengthening of the Chinese Renminbi against the U.S. Dollar by 3%. The gain from the effect of currency rate changes during the nine months ended December 31, 2020 was primarily due to the strengthening of the Australian Dollar, Chinese Renminbi, and Swiss Franc against the U.S. Dollar by 24%, 11%, and 8%, respectively, during the period.

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
In May 2020, our Board of Directors approved a new share repurchase program, which authorized us to invest up to $250.0 million to purchase our own shares, following the expiration date of the 2017 share repurchase program. In April 2021, our Board of Directors approved an increase of $750.0 million of the 2020 share repurchase program, to an aggregate amount of $1.0 billion. The Swiss Takeover Board approved this increase and it became effective on May 21, 2021. As of December 31, 2021, $545.0 million is still available for repurchase under the 2020 repurchase program.
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

Operating Leases Obligations

We lease facilities under operating leases, certain of which require us to pay property taxes, insurance and maintenance costs. Operating leases for facilities are generally renewable at our option and usually include escalation clauses linked to inflation. During the nine months ended December 31, 2021, our operating lease obligations increased $6.6 million, which primarily was related to renewals of existing office spaces. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021. The remaining terms of our non-cancelable operating leases expire in various years through 2031.

Purchase Commitments

As of December 31, 2021, we had non-cancelable purchase commitments of $822.1 million for inventory purchases made in the normal course of business from original design manufacturers, contract manufacturers and other suppliers, the majority of which are expected to be fulfilled within the next 12 months. We recorded a liability for firm, non-cancelable, and unhedged inventory purchase commitments in excess of anticipated demand or net realizable value consistent with our valuation of excess and obsolete inventory. As of December 31, 2021, the liability for these purchase commitments was $40.5 million and is recorded in accrued and other current liabilities.

We have firm purchase commitments of $27.0 million for capital expenditures primarily related to commitments for tooling and equipment for new and existing products. We expect to continue making capital expenditures in the future to support product development activities and ongoing and expanded operations. Although open purchase commitments are considered enforceable and legally binding, the terms generally allow us to reschedule or adjust our requirements based on business needs prior to delivery of goods or performance of services.

Other Contractual Obligations and Commitments

For further detail about our contractual obligations and commitments, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Indemnifications

We indemnify certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of December 31, 2021, no amounts have been accrued for indemnification provisions. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under our indemnification arrangements.

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

Legal Proceedings

From time to time we are involved in claims and legal proceedings that arise in the ordinary course of our business. For more information about Legal Proceedings, see Part II Item 1 Legal Proceedings of this quarterly report on Form 10-Q for the period ended December 31, 2021.

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

We are exposed to currency exchange rate risk as we transact business in multiple currencies, including exposure related to anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. Dollar. We transact business in over 30 currencies worldwide, of which the most significant to operations are the Euro, Chinese Renminbi, Australian Dollar, Taiwanese Dollar, British Pound, Brazilian Real, Canadian Dollar, Japanese Yen and Mexican Peso. For the three months ended December 31, 2021, approximately 53% of our sales were in non-U.S. denominated currencies, with 27% of our sales denominated in Euro. The mix of our costs of goods sold and operating expenses by currency are significantly different from the mix of our sales, with a larger portion denominated in U.S. Dollar and less denominated in Euro and other currencies. A strengthening U.S. Dollar has a more unfavorable impact on our sales compared to the favorable impact on our cost of goods sold and operating expenses, resulting in an adverse impact on our operating results.

We enter into currency forward and swap contracts to reduce the short-term effects of currency fluctuations on certain receivables or payables denominated in currencies other than the functional currencies of our subsidiaries. These forward contracts generally mature within one month. The gains or losses on these contracts are recognized in earnings based on the changes in fair value.

If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates, it would have resulted in an adverse effect on income before income taxes of approximately $21.4 million and $37.8 million as of December 31, 2021 and March 31, 2021, respectively. The adverse effect as of December 31, 2021 and March 31, 2021 is after consideration of the offsetting effect of approximately $24.6 million and $12.4 million, respectively, from foreign exchange contracts in place as of such dates.
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
If the U.S. dollar weakened by 10% as of December 31, 2021 and March 31, 2021, the amount recorded in accumulated other comprehensive income ("AOCI") related to our foreign exchange contracts before tax effect would have been approximately $12.8 million and $16.5 million lower, respectively, as of such dates. The change in the fair value recorded in AOCI would be expected to offset a corresponding foreign currency change in cost of goods sold when the hedged inventory purchases are sold.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have historically targeted peripherals for the PC platform and in recent years, have expanded the categories of products we sell and entered new markets.

Our sales of our products might be less than we expect due to a decline in business or economic conditions in one or more of the countries or regions, a greater decline than we expect in demand for our products, our inability to successfully execute our sales and marketing plans, or for other reasons. Global economic concerns, such as the ongoing COVID-19 pandemic, the varying pace of global economic recovery, political uncertainties created by policy changes such as Brexit, tariffs and policies that inhibit trade, the impact of sovereign debt issues in Europe, the impact of oil prices on Russia and other countries, conflicts with either local or global financial implications and economic slowdown in China, create unpredictability and add risk to our future outlook.

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

The industry in which we operate is intensely competitive. Most of our product categories are characterized by large, well-financed competitors with strong brand names and highly effective research and development, marketing and sales capabilities, short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our product markets. Many of our competitors have broad product portfolios across several of our product categories and are able to use the strength of their brands to move into adjacent categories. Our competitors have the ability to bring new products to market quickly and at competitive prices. We experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, including brands owned by retail customers known as house brands. As we shift the focus of our marketing efforts in certain categories from promotional activities to a pull strategy, the pressures from this competition and from our distribution channels, combined with the implementation risks of such a strategy shift, could adversely affect our competitive position, market share and business. In addition, our competitors may offer customers terms and conditions that may be more favorable than our terms and conditions and may require us to take actions to maintain or increase our customer incentive programs, which could impact our revenues and operating margins.

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

COVID-19 has spread rapidly throughout the world, causing volatility and disruption in financial markets, curtailing global economic activity, raising the prospect of an extended global recession, and prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, quarantines and shelter-at-home orders, and often resulted in indefinite business closures. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties, including if and how the extent and rate of the spread continue to fluctuate in different parts of the world, the gravity and transmissibility level of the current and future variants, the availability and effectiveness of treatments and vaccines, and vaccination progress. For example, the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The impact of this variant, or future variants, cannot be predicted at this time, and could depend on numerous factors, including the effectiveness of COVID-19 vaccines against such variants and the response by governmental bodies and regulators.

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
While we believe that the pandemic has accelerated certain trends that are favorable to us, its effects on the use patterns and demand for certain of our products may not be sustainable or may lead to increased competition in certain of our product markets. The COVID-19 pandemic also may have the effect of heightening many of the other risks described under this heading “Risk Factors.” We continue to monitor the situation and attempt to take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on our business and on our operational and financial performance and condition is still uncertain and will depend on many factors outside our control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations and variants, the further development and availability of effective treatments and vaccines and the vaccination progress, the imposition of effective public safety and other protective measures, the impact of COVID-19 on the global economy and demand for our products and services, and the impact of the virus on the business, operations and financial condition of our partners and customers. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.
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

A significant portion of our quarterly retail orders and product deliveries generally occur in the last weeks of the fiscal quarter. This places pressure on our supply chain and could adversely affect our revenues and profitability if we are unable to successfully fulfill customer orders.

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

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. For example, we acquired ASTRO Gaming to expand into the console gaming market, we acquired Saitek to expand into the gaming simulation and controller markets, we acquired Blue Microphones to expand into the microphones market, we acquired General Workings, Inc. ("Streamlabs") to expand our software and service capabilities and tools for the streaming market, and we acquired Mevo to expand our camera hardware and software for live streaming and video conferencing. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be harmed. Acquisitions could also result in the assumption of known and unknown liabilities, product, regulatory and other compliance issues, dilutive issuances of our equity securities, the incurrence of debt, disputes over earn-outs or other litigation, and adverse effects on relationships with our and our target’s employees, customers and suppliers. Moreover, our acquisitions may not be successful in achieving our desired strategy, product, financial or other objectives or expectations, which would also cause our business to suffer.

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

•Political and economic uncertainty around the world, for example the current developments in Ukraine;

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

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. For the three months ended December 31, 2021, approximately 53% of our revenue was in non-U.S. denominated currencies. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results. We further note that a larger portion of our sales than of our expenses are denominated in non-U.S. denominated currencies.

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

Based on our current business model and as we expand into new markets and product categories and acquire companies, businesses and assets, we must comply with a wide variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, product-related energy consumption, conflict minerals, packaging, recycling, environmental and human rights matters. Our products may be required to obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured, sold or both. Companies, businesses and assets that we acquire may not be in compliance with regulations in all jurisdictions. These requirements create procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide or obtain compliant materials, parts and end products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in severe cases, force us to recall products or prevent us from selling our products in certain jurisdictions. We also are subject to the SEC disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and prevent the sourcing of such minerals and metals produced from those minerals. The moral and regulatory imperatives to avoid purchasing conflict minerals are causing us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products and could adversely affect the distribution and sales of our products.

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
The following table presents certain information related to purchases made by Logitech of its equity securities under the 2020 share repurchase program (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share		Remaining Amount that May Yet Be Repurchased under the Program
During the three months ended December 31, 2021		CHF (LOGN)	USD (LOGI)
Month 1
October 2, 2021 to October 29, 2021	503	81.95	$—	$616,454
Month 2
October 30, 2021 to November 26, 2021	389	74.27		585,048
Month 3
November 27, 2021 to December 31, 2021
SIX	467	75.96		545,043
Nasdaq	19		79.20
	1,379	77.63	$84.12	$545,043
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

LOGITECH INTERNATIONAL S.A.

January 27, 2022	/s/ Bracken Darrell
Date	Bracken Darrell
President and Chief Executive Officer

January 27, 2022	/s/ Nate Olmstead
Date	Nate Olmstead
Chief Financial Officer